Form 10-Q
period 1995-03-31
COLONIAL BANCGROUP INC
filed 1995-05-15
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________.


                        COMMISSION FILE NUMBER 1-13508

                         THE COLONIAL BANCGROUP, INC.
                           (A DELAWARE CORPORATION)

                  EMPLOYER IDENTIFICATION NUMBER 63-0661573

                ONE COMMERCE STREET, MONTGOMERY, ALABAMA 36104
                          TELEPHONE:  (205) 240-5000






         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                  No
                          -------                 -------


Shares of common stock ($2.50 par value) outstanding at April
30, 1995 was 12,219,699.

                                Part I, Item 1

                 Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CONDITION (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                                                            March 31,  December 31,   March 31,
         (Dollars in thousands, except per share amounts)                     1995        1994*         1994*
         -------------------------------------------------------------------------------------------------------
         Assets:

         Cash and due from banks.........................................  $  120,749   $  129,720   $   79,195
         Interest-bearing deposits in banks..............................       2,481        1,777        7,407
         Federal funds sold..............................................       1,480          500          175
         Securities available for sale...................................      83,239       78,265      108,470
         Investment securities...........................................     334,817      326,599      381,737
         Mortgage loans held for sale....................................      61,428       60,536      257,878
         Loans, net of unearned income...................................   2,255,258    2,093,702    1,831,507
         Less:
           Allowance for possible loan losses............................     (34,095)     (33,410)     (30,063)
         -------------------------------------------------------------------------------------------------------
         Loans, net......................................................   2,221,163    2,060,292    1,801,444
         Premises and equipment..........................................      47,248       45,874       45,378
         Excess of cost over tangible and identified intangible
           assets acquired, net..........................................      18,635       16,239       16,204
         Purchased mortgage servicing rights.............................      57,299       54,796       33,250
         Other real estate owned.........................................       8,611        8,141       12,927
         Accrued interest and other assets...............................      57,504       55,604       53,421
         -------------------------------------------------------------------------------------------------------
         Total...........................................................  $3,014,654   $2,838,343   $2,797,486
         -------------------------------------------------------------------------------------------------------

         -------------------------------------------------------------------------------------------------------
         Liabilities and Shareholders' Equity:

         Deposits........................................................  $2,295,341   $2,171,464   $2,176,037
         FHLB short-term borrowings......................................     310,000      210,000      195,150
         Other short-term borrowings.....................................     112,748      134,550       86,848
         Subordinated debt...............................................      17,458       17,458       17,458
         Other long-term debt............................................      25,290       69,596       62,246
         Other liabilities...............................................      48,483       44,276       81,745
         -------------------------------------------------------------------------------------------------------
         Total liabilities...............................................   2,809,320    2,647,344    2,619,484
         -------------------------------------------------------------------------------------------------------
         Shareholders' equity:
           Preference Stock $2.50 par value; 1,000,000 shares
             authorized, none issued
           Common Stock, $2.50 par value; 44,000,000 shares
            authorized, 12,208,446 shares issued and outstanding at
            March 31, 1995...............................................      30,521          -            -
           Class A Common Stock, $2.50 par value; 40,000,000 shares
            authorized, 11,280,031 shares and 11,207,256 shares issued and oustanding at December 31, 1994 and March 31, 1994,
            respectively**...............................................         -         28,200       28,018
           Class B Common Stock, $2.50 par value; 4,000,000 shares
            authorized, 635,088 shares and 636,669 shares issued and
            and outstanding at December 31, 1994 and March 31, 1994,
            respectively**...............................................         -          1,588        1,592
         Additional paid in capital......................................     115,672      109,658      108,569
         Retained earnings...............................................      60,677       54,490       40,050
         Unrealized loss on securities available for sale, net of taxes        (1,536)      (2,937)        (227)
         -------------------------------------------------------------------------------------------------------
         Total shareholders' equity......................................     205,334      190,999      178,002
         -------------------------------------------------------------------------------------------------------
         Total...........................................................  $3,014,654   $2,838,343   $2,797,486
         -------------------------------------------------------------------------------------------------------

         * As restated - See Note B
         **On February 21, 1995 the Class A and Class B Common Stock were reclassified into one class.

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                               Three Months Ended
                                                                    March 31,
(Dollars in thousands, except per share amounts)                 1995       1994*
- - - - ----------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans....................................  $48,031   $38,023
Interest on investments.......................................    5,912     5,200
Other interest income.........................................       66       187
- - - - ----------------------------------------------------------------------------------
Total interest income.........................................   54,009    43,410
- - - - ----------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................................   20,502    16,599
Interest on short-term borrowings.............................    5,152     1,498
Interest on long-term debt....................................    1,177       757
- - - - ----------------------------------------------------------------------------------
Total interest expense........................................   26,831    18,854
- - - - ----------------------------------------------------------------------------------
Net Interest Income Before Provision for
  Possible Loan Losses........................................   27,178    24,556
Provision for possible loan losses............................    1,067     1,448
- - - - ----------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................................   26,111    23,108
- - - - ----------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts...........................    3,293     2,928
Other charges, fees and commissions...........................    6,488     6,511
Securities gains, net.........................................        5        83
Other income..................................................    1,078     1,700
- - - - ----------------------------------------------------------------------------------
Total noninterest income......................................   10,864    11,222
- - - - ----------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................................   10,397    10,463
Occupancy expense of bank premises, net.......................    2,142     2,118
Furniture and equipment expenses..............................    1,960     1,838
Amortization of intangible assets.............................    1,990     1,458
Other expense.................................................    7,714     8,098
- - - - ----------------------------------------------------------------------------------
Total noninterest expense.....................................   24,203    23,975
- - - - ----------------------------------------------------------------------------------
Income before income taxes                                       12,772    10,355
Applicable income taxes.......................................    4,471     3,507
- - - - ----------------------------------------------------------------------------------
Net Income....................................................  $ 8,301   $ 6,848
- - - - ----------------------------------------------------------------------------------

Earnings per share:
 Primary......................................................  $  0.69   $  0.57
 Fully diluted................................................     0.67      0.56

Dividends paid:
                Class A**.....................................  $ 0.225   $  0.20
                Class B**.....................................    0.125      0.10
- - - - ----------------------------------------------------------------------------------

N/A-not applicable
* As restated - See Note B
**On February 21, 1995 BancGroup's Class A and Class B Common Stock were reclassified into one class of stock called Common Stock.

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited) (In Thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         1995          1994*
                                                                      ---------      --------
Net cash provided by operating activities..........................   $  16,785      $  6,329

Cash flows from investing activities:
   Proceeds from maturities of securities available
     for sale......................................................       1,775        16,154
   Proceeds from sales of securities available for sale............         180         5,150
   Purchase of securities available for sale.......................      (4,652)            -
   Proceeds from maturities of investment securities...............       8,054        16,083
   Proceeds from sales of investment securities....................         365           207
   Purchase of investment securities...............................      (3,348)      (37,403)
   Net increase in short-term securities...........................           -       (90,900)
   Net (increase) decrease in mortgage loans held for sale.........        (892)      103,617
   Net increase in loans...........................................    (131,856)      (59,571)
   Cash received in bank acquisitions..............................       5,118             -
   Capital expenditures............................................      (1,699)       (1,817)
   Proceeds from sale of other real estate owned...................         784         2,185
   Purchase of servicing rights....................................      (4,205)       (5,586)
   Increase in excess servicing fees receivable....................           -        (1,720)
   Other, net......................................................         (31)            2
                                                                      ---------      --------
Net cash used in investing activities..............................    (130,407)      (53,599)

Cash flows from financing activities:

   Net increase (decrease) in demand, savings, and time deposits...      77,833       (14,961)
   Net increase (decrease) in federal funds purchased, repurchase
     agreements and other short-term borrowings....................      78,191       (13,749)
   Proceeds from issuance of long-term debt........................       5,834         6,647
   Repayment of long-term debt.....................................     (53,644)       (2,798)
   Proceeds from issuance of common stock..........................         234           262
   Dividends paid..................................................      (2,113)       (1,853)
                                                                      ---------      --------
Net cash provided by (used in) financing activities................     106,335       (26,452)
                                                                      ---------      --------
Net decrease in cash and cash equivalents..........................      (7,287)      (73,722)

Cash and cash equivalents at beginning of year.....................     131,997       160,499
                                                                      ---------      --------
Cash and cash equivalents at March 31..............................   $ 124,710      $ 86,777
                                                                      =========      ========

Supplemental Disclosure of cash flow information:

   Cash paid during the three months for:
     Interest......................................................   $  25,219      $ 22,614
     Income taxes..................................................       1,300         1,166

Non-cash investing activities:
   Transfer of loans to other real estate..........................   $   1,476      $    266
   Origination of loans for the sale of other real estate..........         277           386

Non-cash financing activities:
   Issuance of Class A common stock in bank acquisitions...........   $   6,209      $    107

*As restated - See Note B
See Notes to the Unaudited Condensed Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1994 annual report, except for the change in accounting for loan impairment described in Note D. However, the previously issued 1994 financial statements have been restated to reflect the acquisition described in Note B. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1994 annual report.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the interim periods ended March 31, 1995 and 1994. All 1995 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - ACQUISITIONS

         On February 17, 1995, BancGroup completed the acquisition of Colonial Mortgage Company (CMC) and its parent company, The Colonial Company (TCC). At the acquisition date, TCC's only asset was its investment in CMC. At acquisition, the acquired entities had total assets of $71 million, total liabilities of $64 million, and total shareholder's equity of $7.0 million. BancGroup issued 2,272,727 shares of its common stock and assumed the debts of TCC. CMC had $1.2 billion in mortgage loan originations in 1994 and as of March 31, 1995 has a $6.6 billion mortgage loan servicing portfolio. This business combination by entities under common control was accounted for in a manner similar to a pooling-of-interests. Accordingly, all the financial statements have been restated to reflect this combination.

         The following table shows the summary results of operations information for the period January 1, 1995 through February 28, 1995 on a separate company basis. The results listed are not necessarily indicative of future operations and the information is unaudited.

                (In thousands)

                Total revenue:
                     BancGroup      $21,279
                     CMC              4,193

                Net Income
                     BancGroup      $ 5,230
                     CMC                242


         Additionally, BancGroup completed the acquisition of Brundidge Banking Company, Inc. on March 31, 1995. Brundidge Banking had assets of $54 million and deposits and other liabilities of $50 million. This acquisition was accounted for as a purchase with 266,434 shares of Common Stock being issued to the Brundidge Banking shareholders.

         On March 16, 1995, BancGroup signed a letter of intent to merge Mt. Vernon Financial Corporation into Colonial BancGroup. Mt. Vernon has assets of approximately $193 million and is servicing approximately $210 million of mortgage loans. Mt. Vernon has three banking offices and a mortgage loan production office in Atlanta Georgia.

         On April 3, 1995, BancGroup signed a letter of intent to merge Farmers and Merchants Bank (F&M) into Colonial Bank. F&M has total assets of $51 million and currently operates one branch in Ariton, Alabama and two branches in Ozark, Alabama.

NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes, Continued

NOTE D - ACCOUNTING CHANGE

         BancGroup adopted Financial Accounting Standards (SFAS 114), Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairedment of a Loan - Income Recognition and Disclosure, on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that BancGroup will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FAS 114 resulted in no additional provision for credit losses, at January 1, 1995 or during the three months ended March 31, 1995.

         At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $ 9,029,000
and these loans had a corresponding valuation allowance of $ 3,508,000.   For
the period ended March 31, 1995, the average recorded investment in impairment loans was approximately $9,675,000. BancGroup recognized $109,000 of interest on impaired loans (during the portion of the year that they were impaired).

         At March 31, 1995, BancGroup has nonaccrual loans of $7,067,000. Interest income recognized on these loans during the quarter ended March 31, 1995 was not material.

NOTE E - ADOPTION OF SFAS 121

         In March 1995, the Financial Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identificable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

                                 Part I, Item 2


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed from December 31, 1994 (as restated) to March 31, 1995 as follows (in thousands):

                                                   Increase (Decrease)
                                                   -------------------
                                                     Amount       %
                                                   ----------   -----
                          Total Assets             $176,311     6.2%
                          Securities                 13,192     3.3%
                          Mortgage loans held
                           for sale                     892     1.5%
                          Loans, net of
                           unearned income          161,556     7.7%
                          Deposits                  123,877     5.7%

Securities:

         Investment securities and securities available for sale have increased $13.2 million from December 31, 1994 to March 31, 1995. The primary reason for the increase was the securities acquired in Brundidge Banking merger partially off-set by the normal maturities and purchases of securities within the portfolio.

Loans and Mortgage Loans Held for Sale:

         Included in this increase are $32 million in loans acquired with Brundidge Banking. The remaining $129.6 million represents internal loan growth at an annualized rate of 24%. Approximately $71 million of the internal loan growth are adjustable rate mortgages originated by CMC for Colonial Bank's portfolio. Loans increased at an 18% internal growth rate for the full year in 1994.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to $69,750,000 and $456,412,000 and sales thereof amounted to $68,858,000 and $560,029,000 for the three months ended March 31, 1995 and 1994, respectively.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.

GROSS LOANS BY CATEGORY            March 31,        Dec. 31,        March 31,
(In thousands)                        1995            1994            1994
- - - - -----------------------------------------------------------------------------
Commercial, financial, and
 agricultural                     $  318,716      $  298,708      $  259,956
Real estate-commercial               576,853         574,155         513,027
Real estate-construction             169,750         152,423         147,802
Real estate-residential              961,277         857,314         722,219
Installment and consumer             188,357         169,577         155,606
Other                                 40,757          41,577          33,031
- - - - -----------------------------------------------------------------------------

Total loans                       $2,255,710      $2,093,754      $1,831,641
- - - - -----------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                           14.1%           14.3%           14.2%
Real estate-commercial                  25.6%           27.4%           28.0%
Real estate-construction                 7.5%            7.3%            8.1%
Real estate-residential                 42.6%           40.9%           39.4%
Installment and consumer                 8.4%            8.1%            8.5%
Other                                    1.8%            2.0%            1.8%
- - - - -----------------------------------------------------------------------------

                                       100.0%          100.0%          100.0%
- - - - -----------------------------------------------------------------------------

         Loans secured by commercial real estate and other commercial loans increased $3 million and $20 million, respectively during the first three months of 1995. The increase in real estate-residential loans of $104 million, is primarily due to the ARM loans originated by Colonial Mortgage Company as well as an emphasis on residential real estate lending in the Company's existing branches. These loans continue to be a significant source of loan growth, and are concentrated in various geographic market areas in Alabama and across the United States.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

                                  Three Months        Year          Three Months
                                     Ended            Ended            Ended
SUMMARY OF LOAN LOSS EXPERIENCE     March 31,        Dec. 31,         March 31,
(In thousands)                        1995             1994             1994
- - - - -------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                  $33,410          $28,633          $28,633
Charge-offs:
 Commercial, financial, and
  argicultural                           661            1,836              246
 Real estate-commercial                  267            1,143               43
 Real estate-construction                  0                2                1
 Real estate-residential                  35              357               58
 Installment and consumer                309            1,635              214
 Other                                    19              168               60
- - - - ------------------------------------------------------------------------------
Total charge-offs                      1,291            5,141              622
- - - - ------------------------------------------------------------------------------
Recoveries:
 Commercial, financial, and
  agricultural                           137            1,646              170
 Real estate-commercial                    0              202               26
 Real estate-construction                  0               12                1
 Real estate-residential                  90               77               26
 Installment and consumer                367            1,430              337
 Other                                     1               43               20
- - - - ------------------------------------------------------------------------------
Total recoveries                         596            3,410              580
- - - - ------------------------------------------------------------------------------
Net charge-offs                          695            1,731               42
Addition to allowance charged to
 operating expense                     1,068            6,481            1,448
Allowance added from bank
 acquisitions                            312               27               25
- - - - ------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                $34,095          $33,410          $30,064
- - - - ------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good. Nonperforming assets have decreased $1,805,000 from December 31, 1994. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.51% of loans at March 31, 1995. The increase in allowance since year end has been due to provisions in excess of net charge-offs totalling $373,000 as well as an additional $312,000 from the Brundidge Banking acquisition. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                   March 31,        Dec. 31,        March 31,
                                      1995            1994            1994
- - - - ------------------------------------------------------------------------------
Nonaccrual loans                     $ 7,067          $ 8,293          $ 9,515
Restructured loans                     1,311            2,360            1,746

- - - - ------------------------------------------------------------------------------

  Total nonperforming loans            8,378           10,653           11,261
Other real estate owned                8,611            8,141           12,927

- - - - ------------------------------------------------------------------------------

  Total nonperforming assets         $16,989          $18,794          $24,188

- - - - ------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued           $ 2,185          $ 2,559          $ 3,245
Net charge-offs year-to-date             695            1,731               42

- - - - ------------------------------------------------------------------------------
RATIOS
Period end:
  Total nonperforming assets as
   a percent of net loans and
   other real estate                    0.75%            0.89%            1.31%
  Allowance as a percent of net
   loans                                1.51%            1.60%            1.64%
  Allowance as a percent of
   nonperforming assets                  201%             178%             124%
  Allowance as a percent of
   nonperforming loans                   407%             314%             267%
For the period ended:
  Net charge-offs as a percent of
  average net loans
  (annualized basis)                    0.13%            0.09%            0.01%
- - - - ------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $77 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 1995 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $9,029,000 will not be collected as scheduled and therefore are considered impaired (see Note D). Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                    March 31,       Dec. 31,          March 31,
(In thousands)                        1995             1994             1994
- - - - ------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                        $ 6,796          $ 6,010          $ 4,797
Real estate-commercial                11,295          12,168           12,942
Real estate-construction               3,067            3,156            1,678
Real estate-mortgage                   9,613            8,560            7,212
Installment and consumer               2,099            2,227            2,388
Other                                  1,225            1,289            1,047

- - - - ------------------------------------------------------------------------------

TOTAL                                $34,095          $33,410          $30,064

- - - - ------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources
and uses of funds to properly maintain the cash position.   The increase in
residential real estate loans of $104 million from $857 million at March 31, 1994 to $961 million at March 31, 1995 is primarily due to the lending activity generated by an emphasis on residential real estate lending in the Company's branches, as well as the addition of lending activity generated by Colonial Mortgage Company. In connection with this increase in residential real estate lending, BancGroup has increased its credit facilities at the Federal Home
Loan Bank. BancGroup has an $800 million credit line secured by these loans with only $310 million outstanding at March 31, 1995. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in an increase in the loan to deposit ratio from 96.4% at December 31, 1994 to 98.3% at March 31, 1995. Rate sensitivity is also constantly monitored. BancGroup's one year asset/liability gap is comparable to December 31, 1994 at approximately 0.81% of assets as of March 31, 1995.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tangible leverage ratio. Tangible capital for BancGroup at March 31, 1994 consists of $205.3 million of equity less $18.6 million in intangibles 6.48% providing a 6.46% tangible leverage ratio at March 31, 1995 compared to 6.48% at December 31, 1994. The ratio of shareholders' equity to total assets at March 31, 1995 was 6.81% as compared to 6.73% at December 31, 1994. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.225 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994:

SUMMARY:

         BancGroup's net income increased $1,453,000 from $6,848,000 or $0.56 per fully diluted share to $8,301,000 or $0.67 per fully diluted share for the three months ended March 31, 1994 and 1995, respectively. This increase is primarily attributable to an increase in net interest margin partially off-set by an increase in noninterest expense.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                                                     Three Months Ended                  Three Months Ended
                                                                       March 31, 1995                      March 31, 1994*
                                                            ------------------------------------  ---------------------------------
                                                                 Average                             Average
(Dollars in thousands)                                           Volume      Interest      Rate      Volume     Interest     Rate
- - - - -----------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net.............................................         $2,150,112    $47,499    8.96%     $1,796,057    $34,563    7.80%
  Mortgage loans held for sale...........................             41,429        836    8.08%        248,177      3,681    5.93%
  Investment securities and securities available for sale            402,770      6,209    6.19%        392,699      5,450    5.57%
  Other interest-earning assets..........................              4,434         66    6.07%         25,085        187    3.03%
- - - - ---------------------------------------------------------------------------------------           ------------------------
  Total interest-earning assets(1).......................          2,598,745    $54,610    8.50%      2,462,018    $43,881    7.21%
- - - - ---------------------------------------------------------------------------------------           ------------------------
  Nonearning assets......................................            252,358                            238,438
- - - - ----------------------------------------------------------------------------                      --------------
    Total assets.........................................         $2,851,103                         $2,700,456
- - - - -----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits..............................         $1,834,760    $20,502    4.53%     $1,870,661    $16,599    3.60%
  Short-term borrowings..................................            345,466      5,152    5.99%        185,373      1,498    3.25%
  Long-term debt.........................................             62,546      1,177    7.53%         79,917        757    3.84%
- - - - ---------------------------------------------------------------------------------------           ------------------------
  Total interest-bearing liabilities.....................          2,242,772    $26,831    4.84%      2,135,951    $18,854    3.58%
- - - - ---------------------------------------------------------------------------------------           ------------------------
  Noninterest-bearing demand deposits....................            373,451                            303,059
  Other liabilities......................................             38,758                             86,238
- - - - ----------------------------------------------------------------------------                      --------------
  Total liabilities......................................          2,654,981                          2,525,248
  Shareholders' equity...................................            196,122                            175,208
- - - - ----------------------------------------------------------------------------                      --------------
Total liabilities and shareholders' equity...............         $2,851,103                         $2,700,456
- - - - -----------------------------------------------------------------------------------------------------------------------------------
Rate differential........................................                                  3.66%                              3.63%

Net yield on interest-earning assets.....................                       $27,779    4.34%                   $25,027    4.12%
- - - - -----------------------------------------------------------------------------------------------------------------------------------

*As restated
(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

    Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED MARCH 31, 1995

(Dollars in thousands)                                      Three Months Ended March 31,
                                                                1995 Change from 1994
                                                            -----------------------------
                                                                          Due to (1)
                                                            Total     Volume      Rate
                                                            -----------------------------
  Interest Income:

  Total Loans, net                                          $12,936    $ 7,373    $ 5,563

  Mortgage loans held for sale                               (2,845)    (9,418)     6,573

  Investment securities and securities
   available for sale                                           759        142        617

  Other interest earning assets                                (121)      (742)       621
                                                            -------    -------    -------
  Total interest income (2)                                  10,729     (2,645)    13,374
                                                            -------    -------    -------

  Interest Expense:

  Interest bearing deposits                                   3,903     (2,135)     6,038

  Short-term borrowings                                       3,654      1,849      1,805

  Long-term debt                                                420     (1,011)     1,431
                                                            -------    -------    -------
  Total interest expense                                      7,977     (1,297)     9,274
                                                            -------    -------    -------

Net interest income                                         $ 2,752    $(1,348)   $ 4,100
                                                            -------    -------    -------


(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and it is allocated between volume change and rate change at the ratio that the absolute value of each component bears to the absolute value of their total.

(2) Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest, for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: acutal dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $2.8 million to $27.8 million for the quarter ended March 31, 1995 from $25.0 million for the quarter ended March 31, 1994. The net yield on interest earning assets increased from 4.12% to 4.34% for the three months ended March 31, 1994 and 1995, respectively, while the rate differential increased from 3.63% to 3.66% for the three month period ended March 31, 1994 compared to 1995. As reflected on the previous tables this increase was primarily attributable to loan growth and increasing rates.

LOAN LOSS PROVISION:

         The provision for loan losses for the first three months of 1995 was $1,067,000 compared to $1,448,000 for the same period in 1994. Asset quality has remained very good. The current allowances for loan losses provides a 201% coverage of nonperforming assets compared to 178% at December 31, 1994 and 124% at March 31, 1994. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         The decrease in noninterest income for the first quarter of 1995 compared to the first quarter of 1994 is primarily due to the lower fees from loan originations by Colonial Mortgage, which was driven since the first quarter of 1994. This decrease was partially off-set by $365,000 in additional fees on deposit acounts and $897,000 in additional mortgage servicing fees.

         The acquisition of Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $6.6 billion servicing portfolio as well as loan originations from its 22 branches located in 13 states. This noninterest income was $5.8 million and $6.2 million at March 31, 1995 and 1994, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $13.3 million and $12.8 million for the three months ended March 31, 1995 and 1994, respectively.

         Salary and benefit expense decreased $66,000 for the three month period ended March 31, 1995, as compared to the same period in 1994. This decrease was due primarily to reductions in staff by Colonial Mortgage, attributable to the lower levels of loan originations experienced in the latter part of 1994. This decrease was partially off-set by normal wage increases.

         The remaining decrease in other noninterest expenses has been due to decreased expenses directly related to decreased mortgage lending activities in 1995.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 35.0% and 33.9% estimated annual effective tax rate for the years 1995 and 1994, respectively. The provision for income taxes for the three months ended March 31, 1995 and 1994 was $4,471,000 and $3,507,000, respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART I ITEM 1

Item 2: Changes in Securities - On February 21, 1995 the Class A and Class B Common Stock were reclassified into one class of common stock. This reclass was reported in Form 8-K filed on February 21, 1995 as noted in Item 5.

Item 3:  Defaults Upon Senior Securities - n/a

Item 4: Submission of Matters to a Vote of Security Holders - On April 19, 1995 the annual meeting of the shareholders of Colonial BancGroup was held; shareholders present at such meeting, by proxy or in person, elected the following directors which constitutes all of the directors of Colonial BancGroup.



         Term expires in 1996:
                                          For                     Against
                                       ---------               -------------
         Young J. Boozer               9,936,093                  156,813
         William Britton               9,963,089                  129,817
         Patrick F. Dye                9,961,793                  131,113
         D.B. Jones                    9,962,938                  129,968
         Milton E. McGregor            9,946,226                  146,680
         Jack H. Rainer                9,963,288                  129,618

         Term expires in 1997:

                                          For                     Against
                                       ---------                ------------
         Jerry J. Chesser              9,964,070                  128,836
         John Ed Mathison              9,963,970                  128,936
         Joe D. Mussafer               9,962,070                  130,836
         William E. Powell, III        9,964,070                  128,836
         Frances E. Roper              9,963,394                  129,512
         Ed V. Welch                   9,937,670                  155,236

         Term expires in 1998:

                                          For                     Against
                                       ---------                ------------

         Augustus K. Clements, III     9,937,670                  155,236
         Robert S. Craft               9,963,814                  129,092
         Clinton O. Holdbrooks         9,937,670                  155,236
         Harold D. King                9,937,670                  155,236
         Robert E. Lowder              9,937,670                  155,236
         John C.H. Miller, Jr.         9,892,836                  200,070

         There were no abstentions in the election of directors.

Item 5: Exhibits and Reports on Form 8-K - BancGroup has filed one Form 8-K and one form 8-K/A in 1995. Form 8-K was filed on February 21, 1995 disclosing the business combination with Colonial Mortgage Company and The Colonial Company, the reclassification of BancGroup's two classes of stock into one class, amendments to BancGroup's restated
         Certificate of Incorporation, amendments to its bylaws and the resignation of James K. and Thomas H. Lowder as directors of BancGroup.

         Form 8K/A was filed on April 21, 1995 containing the financial statements and proforma information required due to the acquisition of Colonial Mortgage Company.

            Exhibit 11- Calculation of earnings per share (attached)

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By: /s/ W. Flake Oakley
   -----------------------------------------------
    W. Flake Oakley
    Chief Financial Officer, Secretary & Treasurer


Date:  April 12, 1995