Form 10-Q
period 1995-06-30
COLONIAL BANCGROUP INC
filed 1995-08-14
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1995.

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

                       Yes   X                  No
                           ----                    ----


Shares of common stock ($2.50 par value) outstanding at July
31, 1995 was 12,239,832.

                                 Part I, Item 1

                  Condensed Consolidated Financial Statements

 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                    June 30,     December 31,       June 30,
 (Dollars in thousands, except per share amounts)                     1995           1994*           1994*
 ----------------------------------------------------------------------------------------------------------------
 Assets:

 Cash and due from banks.........................................       $139,775        $129,720        $119,123
 Interest-bearing deposits in banks..............................          3,036           1,777           9,632
 Federal funds sold..............................................           -                500          21,000
 Securities available for sale...................................        117,299          78,265          97,089
 Investment securities...........................................        317,028         326,599         305,755
 Mortgage loans held for sale....................................        164,846          60,536         114,912
 Loans, net of unearned income...................................      2,433,045       2,093,703       1,894,694
 Less:
   Allowance for possible loan losses............................        (35,095)        (33,410)        (30,602)
 ----------------------------------------------------------------------------------------------------------------
 Loans, net......................................................      2,397,950       2,060,293       1,864,092
 Premises and equipment..........................................         47,571          45,874          45,906
 Excess of cost over tangible and identified intangible
   assets acquired, net..........................................         18,391          16,239          16,487
 Purchased mortgage servicing rights.............................         67,582          54,797          36,125
 Other real estate owned.........................................          9,481           8,440          11,382
 Accrued interest and other assets...............................         57,122          55,303          51,499
 ----------------------------------------------------------------------------------------------------------------
 Total...........................................................     $3,340,081      $2,838,343      $2,693,002
 ----------------------------------------------------------------------------------------------------------------

 ________________________________________________________________________________________________________________
 Liabilities and Shareholders' Equity:

 Deposits........................................................     $2,452,008      $2,171,464      $2,142,697
 FHLB short-term borrowings......................................        430,000         210,000         123,150
 Other short-term borrowings.....................................        122,650         134,550         112,485
 Subordinated debt...............................................         17,458          17,458          17,458
 Other long-term debt............................................         24,428          69,043          66,473
 Other liabilities...............................................         78,031          44,277          47,569
 ----------------------------------------------------------------------------------------------------------------
 Total liabilities...............................................      3,124,575       2,646,792       2,509,832
 ----------------------------------------------------------------------------------------------------------------
 Shareholders' equity:
   Preference Stock $2.50 par value; 1,000,000 shares
     authorized, none issued
   Common Stock, $2.50 par value; 44,000,000 shares
    authorized, 12,239,384 shares issued and outstanding at
    June 30, 1995................................................         30,598          -               -
   Class A Common Stock, $2.50 par value; 40,000,000 shares
    authorized, 11,280,031 shares and 11,253,642 shares issued and outstanding at December 31, 1994 and March 31, 1994,
    respectively**...............................................         -               28,200          28,134
   Class B Common Stock, $2.50 par value; 4,000,000 shares
    authorized, 635,088 shares and 636,225 shares issued and
    and outstanding at December 31, 1994 and March 31, 1994,
    respectively**...............................................         -                1,588           1,591
 Additional paid in capital......................................        115,982         109,658         109,311
 Retained earnings...............................................         68,729          55,042          45,801
 Unrealized gains (losses) on securites available  for sale,
   net of taxes..................................................            197          (2,937)         (1,667)
 ----------------------------------------------------------------------------------------------------------------
 Total shareholders' equity......................................        215,506         191,551         183,170
 ----------------------------------------------------------------------------------------------------------------
 Total...........................................................     $3,340,081      $2,838,343      $2,693,002
 ----------------------------------------------------------------------------------------------------------------
 *As restated - See Notes A and B.
 **On February 21, 1995 the Class A and Class B Common Stock were reclassified into one class.


See Notes to the Unaudited Condensed Consolidated Financial Statements.

 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
 For the Three Months Ended June 30, 1995 and 1994

                                                                      Six Months Ended              Three Months
                                                                          June 30,                    June 30,
                                                                    -------------------------------------------------

 (Dollars in thousands, except per share amounts)                     1995          1994*        1995         1994*
---------------------------------------------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans....................................      $102,039      $78,191      $54,008      $40,130
 Interest on investments.......................................        12,384       10,723        6,472        5,570
 Other interest income.........................................           250          266          184           79
 -------------------------------------------------------------------------------------------------------------------
 Total interest income.........................................       114,673       89,180       60,664       45,779
 -------------------------------------------------------------------------------------------------------------------
 Interest Expense:
 Interest on deposits..........................................        44,304       33,093       23,802       16,494
 Interest on short-term borrowings.............................        12,583        4,049        7,431        2,551
 Interest on long-term debt....................................         2,037        1,627          860          870
 -------------------------------------------------------------------------------------------------------------------
 Total interest expense........................................        58,924       38,769       32,093       19,915
 -------------------------------------------------------------------------------------------------------------------
 Net Interest Income Before Provision for
   Possible Loan Losses........................................        55,749       50,411       28,571       25,864
 Provision for possible loan losses............................         2,165        2,896        1,098        1,448
 -------------------------------------------------------------------------------------------------------------------
 Net Interest Income After Provision for
   Possible Loan Losses........................................        53,584       47,515       27,473       24,416
 -------------------------------------------------------------------------------------------------------------------
 Noninterest Income:
 Mortgage servicing and origination fees.......................        11,072       11,235        5,835        5,396
 Service charges on deposit accounts...........................         6,663        6,002        3,370        3,074
 Other charges, fees and commissions...........................         1,654        1,412          846          731
 Securities gains, net.........................................             5           84          -              1
 Other income..................................................         4,416        3,379        3,697        1,679
 -------------------------------------------------------------------------------------------------------------------
 Total noninterest income......................................        23,810       22,112       13,748       10,881
 -------------------------------------------------------------------------------------------------------------------
 Noninterest Expense:
 Salaries and employee benefits................................        19,091       21,127        9,496       10,664
 Occupancy expense of bank premises, net.......................         4,331        4,253        2,189        2,135
 Furniture and equipment expenses..............................         4,004        3,697        2,044        1,859
 Amortization of purchased servicing rights....................         3,733        2,568        2,031        1,420
 Amortization of intangible assets.............................           610          623          322          313
 Other expense.................................................        16,986       16,637        9,272        8,539
 -------------------------------------------------------------------------------------------------------------------
 Total noninterest expense.....................................        48,755       48,905       25,354       24,930
 -------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                            28,639       20,722       15,867       10,367
 Applicable income taxes.......................................        10,088        7,134        5,617        3,627
 -------------------------------------------------------------------------------------------------------------------
 Net Income....................................................       $18,551      $13,588      $10,250       $6,740
 -------------------------------------------------------------------------------------------------------------------

 Earnings per share:
  Primary......................................................         $1.52        $1.14        $0.83        $0.56
  Fully diluted................................................          1.47         1.11         0.80         0.55

 Dividends paid: Common Stock..................................        $0.450         N/A        $0.225         N/A
                 Class A**.....................................          N/A         $0.40        N/A          $0.20
                 Class B**.....................................          N/A          0.20        N/A           0.10
 -------------------------------------------------------------------------------------------------------------------
 N/A-not applicable
 *As restated - See Notes A and B.
 **On February 21, 1995 BancGroup's Class A and Class B Common Stock were reclassified into one class of stock called Common Stock.



See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flow
(Unaudited)(In Thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         1995       1994*
                                                                      ---------  ---------
Net cash (used in) provided by operating activities...............   $ (48,137)  $ 235,527

Cash flows from investing activities:
  Proceeds from maturities of securities available
   for sale.......................................................       3,889      25,147
  Proceeds from sales of securities available for sale............          25       5,356
  Purchase of securities available for sale.......................     (29,562)        (49)
  Proceeds from maturities of investment securities...............      51,217      23,950
  Purchase of investment securities...............................     (35,889)    (64,969)
  Net decrease in short-term securities...........................           -       4,000
  Net increase in loans...........................................    (310,346)   (123,914)
  Cash received in bank acquisitions..............................       5,118           -
  Cash received in the purchase of assets and the assumption
    of liablilities*..............................................           -      15,275
  Capital expenditures............................................      (4,076)     (3,778)
  Proceeds from sale of other real estate owned...................       2,253       3,199
  Purchase of servicing rights....................................     (13,844)    (10,143)
  Increase in excess servicing fees receivable                               -      (2,293)
  Other, net......................................................         (32)         20
                                                                     ---------   ---------
Net cash used in investing activities.............................    (331,247)   (128,199)

Cash flows from financing activities:

  Net increase (decrease) in demand, savings, and time deposits...     234,500     (64,012)
  Net increase (decrease) in federal funds purchased, repurchase
    agreements and other short-term borrowings....................     208,095     (60,332)
  Proceeds from issuance of long-term debt........................       5,834      14,805
  Repayment of long-term debt.....................................     (53,927)     (5,671)
  Proceeds from issuance of common stock..........................         560         846
  Dividends paid..................................................      (4,864)     (3,708)
                                                                     ---------   ---------
Net cash provided by (used in) financing activities...............     390,198    (118,072)
                                                                     ---------   ---------
Net increase (decrease) in cash and cash equivalents..............      10,814     (10,744)

Cash and cash equivalents at beginning of year....................     131,997     160,499
                                                                     ---------   ---------
Cash and cash equivalents at June 30..............................   $ 142,811   $ 149,755
                                                                     =========   =========

Supplemental Disclosure of cash flow information:

  Cash paid during the three months for:
    Interest......................................................   $  54,943   $  45,141
    Income taxes..................................................      11,304      13,116

Non-cash investing activities:
   Transfer of loans to other real estate.........................   $   3,591   $     664
   Origination of loans for the sale of other real estate.........         435       1,111
   Transfer of equity securities to available for sale............                  22,188

   *During the second quarter of 1994, BancGroup assumed certain liabilities, primarily deposits, of $15,711,000 of Altus
   Federal Savings Bank from the Resolution Trust Corporation.

Non-cash financing activities:
   Issuance of Class A common stock in bank acquisitions..........   $   6,209   $     107

* As restated - See Notes A and B.
See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1994 annual report, except for the change in accounting for loan impairment and the change in accounting for mortgage servicing rights as described in Note D. However, the previously issued 1994 financial statements have been restated to reflect the acquisition described in Note B. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's restated 1994 annual report filed on Form 8-K, dated July 10, 1995 (See Item 5 under Part II, Other Information).

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the interim periods ended June 30, 1995 and 1994. All 1995 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - ACQUISITIONS

         On February 17, 1995, BancGroup completed the acquisition of Colonial Mortgage Company (CMC) and its parent company, The Colonial Company (TCC). At the acquisition date, TCC's only asset was its investment in CMC. At acquisition, the acquired entities had total assets of $71 million, total liabilities of $64 million, and total shareholder's equity of $7.0 million. BancGroup issued 2,272,727 shares of its common stock and assumed the debts of TCC. CMC had $1.2 billion in mortgage loan originations in 1994 and as of June 30, 1995 had a $7.7 billion mortgage loan servicing portfolio. This business combination by entities under common control was accounted for in a manner similar to a pooling-of-interests. Accordingly, all the financial statements have been restated to reflect this combination.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes, Continued

         Additionally, BancGroup completed the acquisition of Brundidge Banking Company, Inc. on March 31, 1995. Brundidge Banking had assets of $54 million and deposits and other liabilities of $50 million. This acquisition was accounted for as a purchase with 266,434 shares of BancGroup common stock being issued to the Brundidge Banking shareholders

         On May 4, 1995, BancGroup signed a definitive agreement to merge Mt. Vernon Financial Corporation into BancGroup. Mt. Vernon had assets of approximately $198 million at March 31, 1995 and is servicing approximately $210 million of mortgage loans. Mt. Vernon has three banking offices and a mortgage loan production office in the Atlanta, Georgia market area.

         On May 19, 1995, BancGroup signed a definitive agreement to merge Farmers and Merchants Bank (F&M) into Colonial Bank. F&M has total assets of approximately $51 million at March 31, 1995 and currently operates one branch in Ariton, Alabama and two branches in Ozark, Alabama.

         On August 2, 1995, BancGroup signed a letter of intent to merge Southland Bancorporation into Colonial BancGroup and to merge Southland's subsidiary, Southland Bank, into Colonial Bank. Southland has assets of approximately $100.9 million and operates two offices in Dothan, Alabama with additional Alabama offices in Abbeville, Clayton, Eufaula and Headland.

NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE D - ACCOUNTING CHANGES

         BancGroup adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that BancGroup will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses, at January 1, 1995 or during the six months ended June 30, 1995.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes, Continued

         BancGroup adopted Statement of Financial Accounting Standards (SFAS) No. 122 Accounting for Mortgage Servicing Rights in May 1995 effective January 1, 1995. This statement amends certain provisions of SFAS No. 65 to substantially eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The statement requires the allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values if it is practicable to estimate those fair values. Mortgage servicing rights are then amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. At June 30, 1995, BancGroup had mortgage servicing rights with a book value of $67.6 million and excess servicing fees with a book value of $8.4 million. The estimated combined fair value of these assets is approximately $120 million. When determining fair value BancGroup considers the date of origination, the average note rate and the average remaining term. The fair value is calculated by estimating the present value of future net servicing income. The impact to net income due to the adoption of SFAS 122 was approximately $500,000 for the six months ended June 30, 1995.


NOTE E - RECENTLY ISSUED ACCOUNTING STANDARD

         In March 1995, the Financial Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on the following pages. All appropriate financial data has been restated to include the February 17, 1995 acquisition of Colonial Mortgage Company, a combination accounted for in a manner similar to a pooling of interest.

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits increased from December 31, 1994 (as restated) to June 30, 1995 as follows (in thousands):

                                                              Increase
                                                         -------------------
                                                           Amount       %
                                                         --------     -----
                          Total assets                   $501,738     17.7%
                          Securities                       29,463      7.3%
                          Mortgage loans held
                           for sale                       104,310     172.3%
                          Loans, net of
                           unearned income                339,342      16.2%
                          Deposits                        280,544      12.9%

Securities:

         Investment securities and securities available for sale have increased approximately $29.5 million from December 31, 1994 to June 30, 1995. The primary reason for the increase was the securities acquired in the Brundidge Banking merger and purchases of an additional $10 million in Federal Home Loan Bank Stock.

Loans and Mortgage Loans Held for Sale:

         Included in this increase are $32 million in loans acquired with Brundidge Banking. The remaining $307.3 million represents internal loan growth at an annualized rate of 29%. Approximately $142 million of the internal loan growth are adjustable rate mortgages originated by Colonial Mortgage for Colonial Bank's portfolio. Loans increased at an 18% internal growth rate for the full year in 1994.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $259.9 million and $795.9 million and sales thereof amounted to approximately $155.6 million and $1042.5 million for the six months ended June 30, 1995 and 1994, respectively.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and a summary of loan loss experience are shown in the following schedules.


GROSS LOANS BY CATEGORY                             June 30,               Dec. 31,              June 30,
(In thousands)                                       1995                   1994 *                1994 *
___________________________________________________________________________________________________________

Commercial, financial, and
 agricultural                                        $ 338,964             $ 298,708             $ 261,804
Real estate-commercial                                 587,824               574,155               527,454
Real estate-construction                               190,199               152,423               135,858
Real estate-residential                              1,075,086               857,314               777,104
Installment and consumer                               195,624               169,577               159,054
Other                                                   46,124                41,577                33,496

------------------------------------------------------------------------------------------------------------

Total loans                                         $2,433,821            $2,093,754            $1,894,770

------------------------------------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                                             13.9%                 14.3%                 13.8%
Real estate-commercial                                    24.2%                 27.4%                 27.8%
Real estate-construction                                   7.8%                  7.3%                  7.2%
Real estate-residential                                   44.2%                 40.9%                 41.0%
Installment and consumer                                   8.0%                  8.1%                  8.4%
Other                                                      1.9%                  2.0%                  1.8%

------------------------------------------------------------------------------------------------------------

                                                         100.0%                100.0%                100.0%

------------------------------------------------------------------------------------------------------------
* As restated


         Loans collateralized by commercial real estate and other commercial loans increased $13 million and $40 million, respectively during the first six months of 1995. The increase in real estate - residential loans of $218 million, is primarily due to the ARM loans originated by Colonial Mortgage as well as an emphasis on residential real estate lending in the Company's existing branches. These loans continue to be a significant source of loan growth, and are concentrated in various geographic market areas in Alabama and across the United States.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                                 Six Months         Year         Six Months
                                                    Ended          Ended           Ended
                                                  June 30,        Dec. 31,        June 30,
(In thousands)                                      1995            1994 *          1994 *

--------------------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                                 $33,410        $28,633        $28,633
Charge-offs:
  Commercial, financial, and
   argicultural                                         859          1,836          1,098
  Real estate-commercial                                267          1,143            640
  Real estate-construction                               23              2              2
  Real estate-residential                                77            357            122
  Installment and consumer                              602          1,635            809
  Other                                                  76            168            116

---------------------------------------------------------------------------------------------
Total charge-offs                                     1,904          5,141          2,787

--------------------------------------------------------------------------------------------
Recoveries:
  Commercial, financial, and
   agricultural                                         259          1,646          1,021
  Real estate-commercial                                  1            202             29
  Real estate-construction                               10             12             10
  Real estate-residential                               117             77             27
  Installment and consumer                              705          1,430            720
  Other                                                  20             43             26

--------------------------------------------------------------------------------------------
Total recoveries                                      1,112          3,410          1,833

--------------------------------------------------------------------------------------------
Net charge-offs                                         792          1,731            954
Addition to allowance charged to
 operating expense                                    2,165          6,481          2,896
Allowance added from bank
 acquisitions                                           312             27             27

--------------------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                               $35,095        $33,410        $30,602

--------------------------------------------------------------------------------------------
*  As restated

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good. Nonperforming assets have decreased $955,000 from December 31, 1994 with the allowance as a percent of nonperforming loans increasing from 175% at December 31, 1994 to 193% at June 30, 1995. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.44% of loans at June 30, 1995. The increase in allowance since year end has been due to provisions in excess of net charge-offs totalling $1,373,000 as well as an additional $312,000 from the Brundidge Banking acquisition. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                             June 30,        Dec. 31,           June 30,
                                               1995            1994 *            1994 *
----------------------------------------------------------------------------------------
Nonaccrual loans                              $ 7,363          $ 8,293           $9,784
Restructured loans                              1,294            2,360            2,150

----------------------------------------------------------------------------------------

  Total nonperforming loans                     8,657           10,653           11,934
Other real estate owned                         9,481            8,440           11,382

----------------------------------------------------------------------------------------

  Total nonperforming assets                  $18,138          $19,093          $23,316

----------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                     $1,840           $2,559           $1,944
Net charge-offs year-to-date                      792            1,731              954

----------------------------------------------------------------------------------------
RATIOS
Period end:
  Total nonperforming assets as
   a percent of net loans and
   other real estate                           0.74%             0.91%             1.22%
  Allowance as a percent of net
   loans                                       1.44%             1.60%             1.62%
  Allowance as a percent of
   nonperforming assets                         193%             175%               131%
  Allowance as a percent of
   nonperforming loans                          405%             314%               256%
For the period ended:
  Net charge-offs as a percent of
  average net loans
  (annualized basis)                           0.07%            0.09%              0.10%

----------------------------------------------------------------------------------------
*  As restated

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $75 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 1995 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $8,657,000 will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                    June 30,         Dec. 31,       June 30,
(In thousands)                        1995             1994 *          1994 *

-----------------------------------------------------------------------------
Commercial, financial, and
 agricultural                        $ 6,850          $ 6,010        $4,561
Real estate-commercial                11,132           12,168        11,736
Real estate-construction               3,127            3,156         2,762
Real estate-mortgage                  10,751            8,560         7,758
Installment and consumer               1,957            2,227         2,479
Other                                  1,278            1,289         1,306

-----------------------------------------------------------------------------

TOTAL                                $35,095          $33,410       $30,602

-----------------------------------------------------------------------------
*  As restated

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources
and uses of funds to properly maintain the cash position.   The increase in
residential real estate loans of $218 million from $857 million at December 31, 1994 to $1,075 million at June 30, 1995 is primarily due to the lending activity generated by an emphasis on residential real estate lending in the Company's branches, as well as the addition of lending activity generated by Colonial Mortgage. In connection with this increase in residential real estate lending, BancGroup has increased its credit facilities at the Federal Home
Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $800 million with only $430 million outstanding at June 30, 1995. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in an increase in the loan to deposit ratio from 96.4% at December 31, 1994 to 99.2% at June 30, 1995. Rate sensitivity is also constantly monitored. BancGroup's one year asset/liability gap is comparable to December 31, 1994 at less than negative 1% of assets as of June 30, 1995.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tangible leverage ratio. Tangible capital for BancGroup at June 30, 1995 consists of $215.5 million of equity less $18.4 million in intangibles providing a 6.34% tangible leverage ratio at June 30, 1995 and December 31, 1994. The ratio of shareholders' equity to total assets at June 30, 1995 was 6.45% as compared to 6.75% at December 31, 1994. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.225 per share. BancGroup is in compliance with all regulatory capital requirements.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994:

SUMMARY:

         BancGroup's net income increased $3,510,000 from $6,740,000 or $0.55 per fully diluted share to $10,250,000 or $0.80 per fully diluted share for the three months ended June 30, 1994 and 1995, respectively. This increase is primarily attributable to increases in net interest margin and noninterest income partially off-set by an increase in noninterest expense.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994:

SUMMARY:

         BancGroup's net income increased $4,963,000 from $13,588,000 or $1.11 per fully diluted share to $18,551,000 or $1.47 per fully diluted share for the six months ended June 30, 1994 and 1995, respectively. This increase is primarily attributable to an increase in net interest margin.

 THE COLONIAL BANCGROUP, INC.
 AVERAGE VOLUME AND RATES
 For the three Months Ended June 30, 1995                                          Three Months Ended June 30,
 (Unaudited)                                                  _____________________________________________________________________

                                                                             1995                                1994*
                                                              ----------------------------------  ---------------------------------
                                                                 Average                           Average
 (Dollars in thousands)                                          Volume     Interest    Rate       Volume      Interest     Rate
 --------------------------------------------------------------------------------------------   -----------------------------------
 Assets
   Loans, net.............................................       $2,332,894    $52,842     9.08%    $1,868,903    $37,090     7.96%
   Mortgage loans held for sale...........................           75,885      1,479     7.71%       168,275      3,281     7.71%
   Investment securities and securities available for sale          430,358      6,799     6.32%       442,623      5,929     5.36%
   Other interest-earning assets..........................           12,185        184     5.98%         9,614         79     3.26%
 -------------------------------------------------------------------------------------           ------------------------
   Total interest-earning assets(1).......................        2,851,322    $61,304     8.62%     2,489,415    $46,379     7.46%
 -------------------------------------------------------------------------------------           ------------------------
   Nonearning assets......................................          276,249                            265,843
 --------------------------------------------------------------------------                      -------------
 Total assets.............................................       $3,127,571                         $2,755,258
 ----------------------------------------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity:
   Interest-bearing deposits..............................       $1,927,703    $23,802     4.95%    $1,838,335    $16,494     3.60%
   Short-term borrowings..................................          471,861      7,431     6.23%       259,109      2,551     3.89%
   Long-term debt.........................................           43,655        860     7.88%        82,037        870     4.24%
 -------------------------------------------------------------------------------------            -----------------------
   Total interest-bearing liabilities.....................        2,443,219    $32,093     5.26%     2,179,481    $19,915     3.66%
 -------------------------------------------------------------------------------------            -----------------------
   Noninterest-bearing demand deposits....................          434,659                            324,996
   Other liabilities......................................           39,709                             70,333
 --------------------------------------------------------------------------                       -------------
   Total liabilities......................................        2,917,587                          2,574,810
   Shareholders' equity...................................          209,984                            180,448
 --------------------------------------------------------------------------                       -------------
 Total liabilities and shareholders' equity...............       $3,127,571                         $2,755,258
 ----------------------------------------------------------------------------------------------------------------------------------
 Rate differential........................................                                 3.36%                              3.80%

 Net yield on interest-earning assets.....................                     $29,211     4.11%                  $26,464     4.26%
 ----------------------------------------------------------------------------------------------------------------------------------
 *As restated

 (1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis.
     Tax interest earned is: actual interest earned times 145%.  The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

     Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis.  Tax equivalent dividends are: act dividends times 137.7%.


    THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
    ANALYSIS OF INTEREST INCREASES (DECREASES) (UNAUDITED)
    FOR THE THREE MONTHS ENDED JUNE 30, 1995


    (Dollars in thousands)                                   Three Months Ended June 30,
                                                                1995 Change from 1994
                                                        -----------------------------------
                                                                           Due to (1)
                                                            Total      Volume       Rate
                                                        ----------- ----------- ------------
      Interest Income:

      Total Loans, net                                      $15,752     $10,053      $5,699

      Mortgage loans held for sale                           (1,802)     (1,802)        -

      Investment securities and securities
       available for sale                                       870      (1,021)      1,891

      Other interest earning assets                             105          25          80
                                                        ----------- ----------- ------------
      Total interest income (2)                              14,925       7,255       7,670
                                                        ----------- ----------- ------------

      Interest Expense:

      Interest bearing deposits                               7,308         840       6,468

      Short-term borrowings                                   4,880       2,816       2,064

      Long-term debt                                            (10)     (2,110)      2,100
                                                        ----------- ----------- ------------
      Total interest expense                                 12,178       1,546      10,632
                                                        ----------- ----------- ------------

    Net interest income                                      $2,747      $5,709     ($2,962)
                                                        ----------- ----------- ------------


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


 THE COLONIAL BANCGROUP, INC.
 AVERAGE VOLUME AND RATES
 For the Six Months Ended June 30, 1995                                           Six Months Ended June 30,
 (Unaudited)                                               ________________________________________________________________________

                                                                            1995                                1994*
                                                           ------------------------------------  ----------------------------------
                                                             Average                               Average
 (Dollars in thousands)                                      Volume       Interest      Rate       Volume     Interest      Rate
 ----------------------------------------------------------------------------------------------------------------------------------
 Assets
   Loans, net.............................................     $2,242,185    $100,340     9.01%    $1,832,682     $71,690     7.89%
   Mortgage loans held for sale...........................         58,751       2,316     7.84%       186,934       6,962     7.41%
   Investment securities and securities available for sale        416,716      13,008     6.26%       417,800      11,332     5.44%
   Other interest-earning assets..........................          8,344         250     6.05%        17,307         266     3.10%
 ------------------------------------------------------------------------------------           -------------------------
   Total interest-earning assets(1).......................      2,725,996    $115,914     8.56%     2,454,723     $90,250     7.40%
 ------------------------------------------------------------------------------------           -------------------------
   Nonearning assets......................................        263,636                             273,286
 ------------------------------------------------------------------------                       -------------
 Total assets.............................................     $2,989,632                          $2,728,009
 ----------------------------------------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity:
   Interest-bearing deposits..............................     $1,881,702     $44,304     4.75%    $1,854,409     $33,093     3.60%
   Short-term borrowings..................................        408,741      12,583     6.14%       222,445       4,049     3.64%
   Long-term debt.........................................         53,068       2,037     7.68%        80,211       1,627     4.06%
 ------------------------------------------------------------------------------------            ------------------------
   Total interest-bearing liabilities.....................      2,343,511     $58,924     5.06%     2,157,065     $38,769     3.62%
 ------------------------------------------------------------------------------------            ------------------------
   Noninterest-bearing demand deposits....................        404,265                             303,059
   Other liabilities......................................         39,146                              89,768
 ------------------------------------------------------------------------                        -------------
   Total liabilities......................................      2,786,922                           2,549,892
   Shareholders' equity...................................        202,710                             178,117
 ------------------------------------------------------------------------                        -------------
 Total liabilities and shareholders' equity...............     $2,989,632                          $2,728,009
 ----------------------------------------------------------------------------------------------------------------------------------
 Rate differential........................................                                3.50%                               3.78%

 Net yield on interest-earning assets.....................                    $56,990     4.22%                   $51,481     4.23%
 ----------------------------------------------------------------------------------------------------------------------------------
 *As restated

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


    THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
    ANALYSIS OF INTEREST INCREASES (DECREASES) (UNAUDITED)
    For the Six Months Ended June 30, 1995

    (Dollars in thousands)                                     Six Months Ended June 30,
                                                                 1995 Change from 1994
                                                         -----------------------------------
                                                                           Due to (1)
                                                             Total     Volume       Rate
                                                         -----------------------------------
      Interest Income:

      Total Loans, net                                      $28,650     $17,520    $11,130

      Mortgage loans held for sale                           (4,646)     (5,766)     1,120

      Investment securities and securities
       available for sale                                     1,676         (88)     1,764

      Other interest earning assets                             (16)       (366)       350
                                                         -----------------------------------
      Total interest income (2)                              25,664      11,300     14,364
                                                         -----------------------------------

      Interest Expense:

      Interest bearing deposits                              11,211         494     10,717

      Short-term borrowings                                   8,534        4,689     3,845

      Long-term debt                                            410       (1,485)    1,895
                                                         -----------------------------------
      Total interest expense                                 20,155        3,698    16,457
                                                         -----------------------------------

    Net interest income                                      $5,509       $7,602   ($2,093)
                                                         -----------------------------------


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


NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $2.8 million to $29.2 million for the quarter ended June 30, 1995 from $26.4 million for the quarter ended June 30, 1994. The net yield on interest earning assets decreased from 4.26% to 4.11% for the three months ended June 30, 1994 and 1995, respectively, while the rate differential decreased from 3.80% to 3.36% for the three month period ended June 30, 1994 compared to 1995.

         Net interest income on a tax equivalent basis for the six months ended June 30, 1995 increased $5.5 million from $51.5 million for the six months ended June 30, 1994 to $57.0 million for the same period in 1995. The net yield on interest earning assets remained level at 4.23% and 4.22% for the six months ended June 30, 1994 and 1995, respectively, while the rate differential decreased from 3.78% to 3.50% for the same period.

         As reflected on the previous tables the increases for the three and six months were primarily attributable to loan growth and increasing rates. The prime rate increased from 8.50% to 9% in February 1995.

LOAN LOSS PROVISION:

         The provision for loan losses for the first six months of 1995 was $2,165,000 compared to $2,896,000 for the same period in 1994. Asset quality has remained very good. The current allowance for loan losses provides a 193% coverage of nonperforming assets compared to 175% at December 31, 1994 and 131% at June 30, 1994. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         The increase in noninterest income for the first quarter of 1995 compared to the first quarter of 1994 of $2.9 million is primarily due to increased servicing related fee income of $1.5 million, additional fees on deposit accounts of $296,000 and $991,000 in gains on the sale of Other Real Estate.

         Noninterest income increased $1.7 million for the six months ended June 30, 1995 compared to the same period for 1994. This increase was primarily due to increase in servicing related fee income of $2.5 million, additional fees on deposit accounts of $661,000, additional gains on sales of Other Real Estate of $879,000 and additional fee income from ATMs of $208,000. These increases are partially off-set by decreases in income related to the origination and sales of mortgage loans of $2.4 milliion, and decreases in commissions from security and annuity sales of $242,000.

         The acquisition of Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $7.7 billion servicing portfolio as well as loan originations from its 22 branches located in 13 states. This noninterest income was $7.5 million and $5.7 million for the three months ended June 30, 1995 and 1994, respectively and $12.6 million and $11.9 million for the six months ended June 30, 1995 and 1994, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $11.6 million and $14.0 million for the three months ended June 30, 1995 and 1994, respectively and $25.0 million and $26.9 million for the six months ended June 30, 1995 and 1994, respectively.

     Salary and benefit expense decreased $1.2 million and $2.0 million for the three months and six months ended June 30, 1995, respectively, as compared to the same period in 1994. This decrease was due primarily to reductions in staff by Colonial Mortgage, attributable to the lower levels of loan originations experienced in the latter part of 1994 and continuing into 1995 and by Colonial Bank in conjunction with reenginerring plans being implemented throughout the organization to emphasize efficient branch operations. This decrease was partially off-set by normal wage increases.

         The remaining increase in other noninterest expenses has been due to increased amortization of mortgage servicing rights and expenses related to the development of the reenginerring plan previously mentioned.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 35.2% and 34.4% estimated annual effective tax rate for the years 1995 and 1994, respectively. The provision for income taxes for the six months ended June 30, 1995 and 1994 was $10,088,000 and $7,134,000, respectively.

OTHER INFORMATION:

         BancGroup's subsidiary banks pay deposit insurance premiums to the Federal Deposit Insurance Corporation (FDIC) for deposits in both the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). In August, 1995 the FDIC announced a reduction in premium rates for BIF deposits. BancGroup currently has approximately 71% of its deposits or $1.7 billion insured in the BIF fund and the remaining approximately $700 million insured in the SAIF fund. The impact of the above premium reduction cannot be accurately estimated until assessments are made by the FDIC.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:  Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4:  Submission of Matters to a Vote of Security Holders - N/A

Item 5: Exhibits and Reports on Form 8-K - Form 8-K was filed on July 10, 1995 restating the consolidated selected financial data, management's discussion and analysis and consolidated financial statements as of December 31, 1994, 1993 and 1992 and for each of the three years in the period ended December 31, 1994 to give retroactive effect to the acquisition of CMC and include the combined operations of BancGroup and CMC for all periods presented. Incorporation into the Registration statements on Form S-8, statements regarding indemnification for liabilities arising under the Securities Act of 1933 as related to directors, officers and controlling persons.

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


Date:  ____________________