Form 10-Q
period 1995-09-30
COLONIAL BANCGROUP INC
filed 1995-11-14
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO              .
                 -----------    -------------

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



                         Yes   X                  No
                             -----                   -----



Shares of common stock ($2.50 par value) outstanding at October 31, 1995 was 12,267,143.

                                 Part I, Item 1

                  Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                   September 30,  December 31,  September 30,
(Dollars in thousands, except per share amounts)                       1995          1994*         1994*
-------------------------------------------------------------------------------------------------------------
Assets:

Cash and due from banks.........................................     $  100,485   $  129,720   $   97,675
Interest-bearing deposits in banks..............................          3,737        1,777        1,726
Federal funds sold..............................................          1,250          500            -
Securities available for sale...................................        114,057       78,265       82,071
Investment securities...........................................        305,407      326,599      308,256
Mortgage loans held for sale....................................        140,437       60,536      112,788
Loans, net of unearned income...................................      2,562,386    2,094,028    1,980,201
Less:
  Allowance for possible loan losses............................        (35,691)     (33,410)     (32,354)
---------------------------------------------------------------------------------------------------------
Loans, net......................................................      2,526,695    2,060,618    1,947,847
Premises and equipment..........................................         47,841       45,874       46,136
Excess of cost over tangible and identified intangible
  assets acquired, net..........................................         18,145       16,239       16,205
Mortgage servicing rights..........................................      74,489       54,796       42,819
Other real estate owned.........................................          8,807        8,199        8,923
Accrued interest and other assets...............................         59,227       55,220       53,626
---------------------------------------------------------------------------------------------------------
Total...........................................................     $3,400,577   $2,838,343   $2,718,072
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Deposits........................................................     $2,539,762   $2,171,464   $2,123,120
FHLB short-term borrowings......................................        420,000      210,000      131,150
Other short-term borrowings.....................................        106,418      134,550      134,938
Subordinated debt...............................................         17,418       17,459       17,459
Other long-term debt............................................         24,005       69,042       68,141
Other liabilities...............................................         69,746       44,277       56,091
---------------------------------------------------------------------------------------------------------
Total liabilities...............................................      3,177,349    2,646,792    2,530,899
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued
  Common Stock, $2.50 par value; 44,000,000 shares
   authorized, 12,248,734 shares issued and outstanding at
   September 30, 1995...........................................         30,622          -            -
  Class A Common Stock, $2.50 par value; 40,000,000 shares
   authorized, 11,280,031 shares and 11,270,031 shares issued and outstanding at December 31, 1994 and September 30, 1994,
   respectively**...............................................            -         28,200       28,175
  Class B Common Stock, $2.50 par value; 4,000,000 shares
   authorized, 635,088 shares and 635,882 shares issued and
   and outstanding at December 31, 1994 and September 30, 1994,
   respectively**...............................................            -          1,588        1,590
Additional paid in capital......................................        116,211      109,658      109,502
Retained earnings...............................................         76,176       55,042       49,958
Unrealized gains (losses) on securites available  for sale, net
  of taxes......................................................            219       (2,937)      (2,052)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity......................................        223,228      191,551      187,173
---------------------------------------------------------------------------------------------------------
Total...........................................................     $3,400,577   $2,838,343   $2,718,072
---------------------------------------------------------------------------------------------------------

*As restated.  See Notes A and B.  **On February 21, 1995 the Class A and Class
 B Common Stock were reclassified into one class.

See Notes to Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                 Nine Months Ended  Three Months Ended
                                                                    September 30,      September 30,
(Dollars in thousands, except per share amounts)                   1995     1994*      1995     1994*
------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans.................................... $161,004  $119,670   $58,965   $41,479
Interest on investments.......................................   18,891    16,271     6,507     5,548
Other interest income.........................................      338       419        88       153
-----------------------------------------------------------------------------------------------------
Total interest income.........................................  180,233   136,360    65,560    47,180
-----------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................................   70,247    50,220    25,943    17,127
Interest on short-term borrowings.............................   20,917     6,484     8,334     2,435
Interest on long-term debt....................................    2,884     2,504       847       877
-----------------------------------------------------------------------------------------------------
Total interest expense........................................   94,048    59,208    35,124    20,439
-----------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for
  Possible Loan Losses........................................   86,185    77,152    30,436    26,741
Provision for possible loan losses............................    3,430     4,714     1,265     1,818
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................................   82,755    72,438    29,171    24,923
-----------------------------------------------------------------------------------------------------
Noninterest Income:
Mortgage servicing and origination fees.......................   17,062    16,265     5,990     5,030
Service charges on deposit accounts...........................   10,221     9,161     3,558     3,159
Other charges, fees and commissions...........................    2,656     2,283     1,002       871
Securities gains, net.........................................        4        84        (1)       -
Other income..................................................    6,599     5,022     2,183     1,643
-----------------------------------------------------------------------------------------------------
Total noninterest income......................................   36,542    32,815    12,732    10,703
-----------------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................................   29,044    31,688     9,953    10,561
Occupancy expense of bank premises, net.......................    6,622     6,410     2,291     2,157
Furniture and equipment expenses..............................    6,087     5,518     2,083     1,821
Amortization of purchased servicing rights....................    5,950     3,962     2,217     1,394
Amortization of intangible assets.............................      933       908       323       285
Other expense.................................................   26,174    25,301     9,188     8,664
-----------------------------------------------------------------------------------------------------
Total noninterest expense.....................................   74,810    73,787    26,055    24,882
-----------------------------------------------------------------------------------------------------
Income before income taxes                                       44,487    31,466    15,848    10,744
Applicable income taxes.......................................   15,734    10,800     5,646     3,666
-----------------------------------------------------------------------------------------------------
Net Income.................................................... $ 28,753  $ 20,666   $10,202   $ 7,078
-----------------------------------------------------------------------------------------------------

Earnings per share:
 Primary...................................................... $   2.35  $   1.72   $  0.83   $  0.59
 Fully diluted................................................     2.27      1.69      0.80      0.58

Dividends paid: Common Stock.................................. $  0.675       N/A   $ 0.225       N/A
                Class A**.....................................      N/A  $   0.60       N/A   $  0.20
                Class B**.....................................      N/A      0.30       N/A      0.10
-----------------------------------------------------------------------------------------------------

N/A-not applicable
* As restated.  See Notes A and B.
**On February 21, 1995 BancGroup's Class A and
  Class B Common Stock were reclassified into one class of stock called Common Stock.

See Notes to Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flow
(Unaudited)(In Thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                     1995      1994
                                                                   --------  ---------
Net cash (used in) provided by operating activities.............. ($22,107)   $255,130

Cash flows from investing activities:
  Proceeds from maturities of securities available
   for sale......................................................    9,545      28,615
  Proceeds from sales of securities available for sale...........       25      16,156
  Purchase of securities available for sale......................  (32,060)        (49)
  Proceeds from maturities of investment securities..............   69,437      54,511
  Proceeds from sales of investment securities...................        -           -
  Purchase of investment securities..............................  (42,640)    (88,313)
  Net increase in short-term securities..........................        -      (6,000)
  Net increase in loans.......................................... (445,964)   (210,053)
  Cash received in bank acquisitions.............................    5,118           -
  Cash received in the purchase of assets and the assumption
    of liablilities*.............................................        -      15,275
  Capital expenditures...........................................   (6,041)     (5,297)
  Proceeds from sale of other real estate owned..................    6,845       6,582
  Purchase of servicing rights...................................  (17,661)    (22,339)
  Other, net.....................................................      208       1,853
                                                                  --------    --------
Net cash used in investing activities............................ (453,188)   (209,059)

Cash flows from financing activities:

  Net increase (decrease) in demand, savings, and time deposits..  322,254     (83,589)
  Net increase (decrease) in federal funds purchased, repurchase
    agreements and other short-term borrowings...................  181,861     (29,879)
  Proceeds from issuance of long-term debt.......................    5,841      21,321
  Repayment of long-term debt....................................  (54,324)    (10,489)
  Proceeds from issuance of common stock.........................      758       1,036
  Dividends paid.................................................   (7,620)     (5,569)
                                                                  --------    --------
Net cash provided by (used in) financing activities..............  448,770    (107,169)
                                                                  --------    --------
Net decrease in cash and cash equivalents........................  (26,525)    (61,098)

Cash and cash equivalents at beginning of year...................  131,997     160,499
                                                                  --------    --------
Cash and cash equivalents at September 30........................ $105,472    $ 99,401
                                                                  --------    --------

Supplemental Disclosure of cash flow information:

  Cash paid during the nine months for:
    Interest..................................................... $ 87,466    $ 65,503
    Income taxes.................................................   16,874      16,500

Non-cash investing activities:
   Transfer of loans to other real estate........................ $  3,908    $  1,296
   Origination of loans for the sale of other real estate........      435       1,266
   Transfer of equity securities to available for sale...........               22,188

   *During the second quarter of 1994, BancGroup assumed certain liabilities, primarily deposits, of $15,711,000 of Altus Federal Savings Bank from the Resolution Trust Corporation.

Non-cash financing activities:
   Issuance of Class A common stock in bank acquisitions ........ $  6,209    $    107

See Notes to Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1994 annual report, except for the change in accounting for loan impairment and the change in accounting for mortgage servicing rights as described in Note D. However, the previously issued 1994 financial statements have been restated to reflect the acquisition described in Note B. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's restated 1994 annual report filed on Form 8-K, dated July 10, 1995.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the interim periods ended Sepember 30, 1995 and 1994. All 1995 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - ACQUISITIONS

         On February 17, 1995, BancGroup completed the acquisition of Colonial Mortgage Company (CMC) and its parent company, The Colonial Company (TCC). At the acquisition date, TCC's only asset was its investment in CMC. At acquisition, the acquired entities had total assets of $71 million, total liabilities of $64 million, and total shareholder's equity of $7.0 million. BancGroup issued 2,272,727 shares of its common stock and assumed the debts of TCC. CMC had $1.2 billion in mortgage loan originations in 1994 and as of September 30, 1995 has a $8.2 billion mortgage loan servicing portfolio. This business combination by entities under common control was accounted for in a manner similar to a pooling-of-interests. Accordingly, all the financial statements have been restated to reflect this combination.

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


THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes, Continued


         Additionally, BancGroup completed the acquisition of Brundidge Banking Company, Inc. on March 31, 1995. Brundidge Banking had assets of $54 million and deposits and other liabilities of $50 million. This acquisition was accounted for as a purchase with 266,434 shares of Common Stock being issued to the Brundidge Banking shareholders

         On October 20, 1995, BancGroup completed the acquisition of Mt. Vernon Financial Corporation. Mt. Vernon had assets of approximately $218 million at October 20, 1995 and is servicing approximately $210 million of mortgage loans. Mt. Vernon has three banking offices and a mortgage loan production office in the Atlanta, Georgia market area. The acquisition was accounted for as a purchase with 521,720 shares of Common Stock being issued to the Mt. Vernon shareholders.

         On November 3, 1995, BancGroup completed the acquisition of Farmers and Merchants Bank (F&M) into Colonial Bank. F&M had total assets of approximately $ 52 million at October 31, 1995 and currently operates one branch in Ariton, Alabama and two branches in Ozark, Alabama. The acquisition was accounted for as a purchase with 256,843 shares of Common Stock issued and $3 million in cash paid to F&M shareholders.

         On September 22, 1995, BancGroup and Southland Bancorporation mutually agreed to terminate the letter of intent to merge Southland's subsidiary, Southland Bank, into Colonial Bank.

        On September 20, 1995, BancGroup signed a letter of intent for its subsidiary Colonial Bank to purchase the Enterprise, Alabama branch from First Federal Bank of Tuscaloosa. The Enterprise branch has approximately $30 million in deposits.

NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.


NOTE D - ACCOUNTING CHANGES

         BancGroup adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that BancGroup will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses, at January 1, 1995 or during the nine months ended September 30, 1995.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes, Continued

         BancGroup adopted Statement of Financial Accounting Standards (SFAS) No. 122 Accounting for Mortgage Servicing Rights in May 1995 effective January 1, 1995. This statement amends certain provisions of SFAS No. 65 to substantially eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The statement requires the allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values if it is practicable to estimate those fair values. Mortgage servicing rights are then amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. At September 30, 1995, BancGroup had mortgage servicing rights of $74.5 million and excess servicing fees with a book value of $8.2 million. The estimated combined fair value of these assets is approximately $120 million. When determining fair value BancGroup considers the date of origination, the average note rate and the average remaining term. The fair value is calculated by estimating the present value of future net servicing income.

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

         In October 1995, the Financial Standards Board issued SFAS 123, "Accounting for Stock - Based Compensation". SFAS 123 establishes a fair value based method of accounting for stock - based compensation plans. The statement permits an entity, however, in determining its net income to continue to apply the accounting provisions of Opinion 25 to its stock based employee compensation arrangements. BancGroup has both director and employee stock compensation plans. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 123 will not have a material impact on the Company's financial statements.

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed from December 31, 1994 (as restated) to September 30, 1995 as follows (in thousands):

                                                                       Increase
                                                                -------------------
                                                                  Amount        %
                                                                ----------    -----
                          Total assets                           562,233       19.8%
                          Securities                              14,599        3.6%
                          Mortgage loans held
                           for sale                               79,901      132.0%
                          Loans, net of
                           unearned income                       468,357       22.4%
                          Deposits                               368,298       17.0%

Securities:

         Investment securities and securities available for sale have increased $14.6 million from December 31, 1994 to September 30, 1995. The primary reason for the increase was the securities acquired in the Brundidge Banking merger and purchases of an additional $13 million in Federal Home Loan Bank Stock. These increases were partially offset by maturities.

Loans and Mortgage Loans Held for Sale:

         Included in this increase in loans, net of unearned income, are $32 million in loans acquired with Brundidge Banking. The remaining $436 million increase in loans represents internal loan growth at an annualized rate of 28%. Approximately $192 million of the internal loan growth are adjustable rate mortgages originated by Colonial Mortgage for Colonial Bank's portfolio. Loans increased at an 18% internal growth rate for the full year in 1994.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $638.7 million and $1,004.2 million and sales thereof amounted to approximately $ 558.8 million and $1,307.6 million for the nine months ended September 30, 1995 and 1994, respectively.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.

GROSS LOANS BY CATEGORY                              September 30,            December 31,          September 30,
(In thousands)                                            1995                   1994*                  1994*

----------------------------------------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                                           $  350,554            $  298,708            $  274,201
Real estate-commercial                                     592,325               574,155               548,602
Real estate-construction                                   205,627               152,423               148,176
Real estate-residential                                  1,163,355               857,639               805,084
Installment and consumer                                   203,009               169,577               164,695
Other                                                       47,761                41,577                39,507

----------------------------------------------------------------------------------------------------------------

Total loans                                             $2,562,631            $2,094,079            $1,980,265

----------------------------------------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                                                 13.7%                 14.3%                 13.9%
Real estate-commercial                                        23.1%                 27.4%                 27.7%
Real estate-construction                                       8.0%                  7.3%                  7.5%
Real estate-residential                                       45.4%                 40.9%                 40.6%
Installment and consumer                                       7.9%                  8.1%                  8.3%
Other                                                          1.9%                  2.0%                  2.0%

----------------------------------------------------------------------------------------------------------------

                                                             100.0%                100.0%                100.0%

----------------------------------------------------------------------------------------------------------------

* As Restated

         Loans secured by commercial real estate and other commercial loans increased $18 million and $52 million, respectively during the first nine months of 1995. The increase in real estate - residential loans of $306 million, is primarily due to the ARM loans originated by Colonial Mortgage Company as well as an emphasis on residential real estate lending in the Company's existing branches. These loans continue to be a significant source of loan growth, and are concentrated in various geographic market areas in Alabama and across the United States.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                                           Nine Months            Year             Nine Months
                                                              Ended               Ended               Ended
                                                          September 30,        December 31,       September 30,
(In thousands)                                                 1995               1994*               1994*
---------------------------------------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                                          $33,410             $28,633              $28,633
Charge-offs:
   Commercial, financial, and
    argicultural                                               1,243               1,836                1,424
   Real estate-commercial                                        334               1,143                  830
   Real estate-construction                                       32                   2                    2
   Real estate-residential                                       156                 357                  179
   Installment and consumer                                    1,120               1,635                1,102
   Other                                                         115                 168                  134
-------------------------------------------------------------------------------------------------------------
Total charge-offs                                              3,000               5,141                3,671
-------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and
    agricultural                                                 357               1,646                1,383
   Real estate-commercial                                         12                 202                   30
   Real estate-construction                                       11                  12                   12
   Real estate-residential                                       149                  77                   78
   Installment and consumer                                      980               1,430                1,110
   Other                                                          30                  43                   38

-------------------------------------------------------------------------------------------------------------
Total recoveries                                               1,539               3,410                2,651
-------------------------------------------------------------------------------------------------------------
Net charge-offs                                                1,461               1,731                1,020
Addition to allowance charged to
 operating expense                                             3,430               6,481                4,714
Allowance added from bank
 acquisitions                                                    312                  27                   27

-------------------------------------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                                        $35,691             $33,410              $32,354

-------------------------------------------------------------------------------------------------------------

* As Restated

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good. Nonperforming assets have decreased $1,080,000 from December 31, 1994. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.39% of loans at September 30, 1995. The increase in allowance since year end has been due to provisions in excess of net charge-offs totaling $1,969,000 as well as an additional $312,000 from the Brundidge Banking acquisition. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                            September 30,     December 31,   September 30,
                                               1995              1994*           1994*

---------------------------------------------------------------------------------------------
Nonaccrual loans                              $ 7,951          $ 8,293          $ 9,923
Restructured loans                              1,256            2,360            1,581

---------------------------------------------------------------------------------------

  Total nonperforming loans                     9,207           10,653           11,504
Other real estate owned                         8,806            8,440            8,923

---------------------------------------------------------------------------------------

  Total nonperforming assets                  $18,013          $19,093          $20,427

---------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                    $ 2,822          $ 2,559          $ 5,666
Net charge-offs year-to-date                    1,461            1,731            1,020

---------------------------------------------------------------------------------------

RATIOS
Period end:
  Total nonperforming assets as
   a percent of net loans and
   other real estate                             0.70%            0.91%            1.03%
  Allowance as a percent of net
   loans                                         1.39%            1.60%            1.63%
  Allowance as a percent of
   nonperforming assets                           198%             175%             158%
  Allowance as a percent of
   nonperforming loans                            388%             314%             281%
For the period ended:
  Net charge-offs as a percent of
  average net loans
  (annualized basis)                             0.08%            0.09%            0.07%
---------------------------------------------------------------------------------------

* As Restated

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $104 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 1995 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling approximately $10 million will not be collected as scheduled and therefore are considered impaired (See Note D). Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                            September 30,    Dec. 31,   September 30,
(In thousands)                                  1995          1994*         1994*
-------------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                                 $ 6,807        $ 6,010       $ 5,892
Real estate-commercial                         10,934         12,168        12,329
Real estate-construction                        3,146          3,156         2,843
Real estate-mortgage                           11,633          8,560         7,890
Installment and consumer                        1,890          2,227         2,260
Other                                           1,281          1,289         1,140

-------------------------------------------------------------------------------------

TOTAL                                         $35,691        $33,410       $32,354

-------------------------------------------------------------------------------------

* As Restated

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The increase in residential real estate loans of $305 million from $858 million at December 31, 1994 to $1,163 million at September 30, 1995 is primarily due to the lending activity generated by an emphasis on residential real estate lending in the Company's branches, as well as the addition of lending activity generated by Colonial Mortgage Company. In connection with this increase in residential real estate lending, BancGroup has increased its credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $800 million with only $420 million outstanding at September 30, 1995. This source of funding reduces BancGroup's dependency on deposits as a source of liquidity resulting in an increase in the loan to deposit ratio from 96.4% at December 31, 1994 to 100.9% at September 30, 1995. BancGroup has also initiated a brokered Certificate of Deposit (CD) program to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At September 30, 1995, $50 million of CDs are outstanding under this program at rates ranging from 5.30% to 5.65% maturing in 6 to 24 months. Rate sensitivity is also constantly monitored. BancGroup's one year asset/liability gap is comparable to December 31, 1994 at slighty above negative 1% of assets as of September 30, 1995.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tangible capital for BancGroup at September 30, 1995 consists of $223.2 million of equity less $18.1 million in intangibles providing a 6.16% tier one leverage ratio at September 30, 1995 compared to 6.34% at December 31, 1994. The ratio of shareholders' equity to total assets at September 30, 1995 was 6.56% as compared to 6.75% at December 31, 1994. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.225 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994:

SUMMARY:

         BancGroup's net income increased $3,124,000 from $7,078,000 or $0.58 per fully diluted share to $10,202,000 or $0.80 per fully diluted share for the three months ended September 30, 1994 and 1995, respectively. This increase is primarily attributable to increases in net interest margin and noninterest income partially off-set by an increase in noninterest expense.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994:

SUMMARY:

         BancGroup's net income increased $8,087,000 from $20,666,000 or $1.69 per fully diluted share to $28,753,000 or $2.27 per fully diluted share for the nine months ended September 30, 1994 and 1995, respectively. This increase is primarily attributable to an increase in net interest margin and noninterest income partially off-set by an increase in noninterest expense.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

(Dollars in thousands)                              Three Months Ended September 30,
                                                         1995 Change from 1994
                                                         Increases (Decreases)
                                                 -----------------------------------
                                                                   Due to (1)
                                                   Total      Volume        Rate
                                                 ---------- ---------- -------------
  Interest Income:

  Total Loans, net                                 $19,092     $13,479    $ 5,613

  Mortgage loans held for sale                        (169)       (342)       173

  Investment securities and securities
   available for sale                                  904      (1,237)     2,141

  Other interest earning assets                          8        (166)       174
                                                   -------     -------    -------
  Total interest income (2)                         19,835      11,734      8,101
                                                   -------     -------    -------

  Interest Expense:

  Interest bearing deposits                          9,448       1,836      7,612

  Short-term borrowings                              5,784       3,873      1,911

  Long-term debt                                       (23)     (2,142)     2,119
                                                   -------     -------    -------
  Total interest expense                            15,209       3,567     11,642
                                                   -------     -------    -------

Net interest income                                $ 4,626     $ 8,167    ($3,541)
                                                   -------     -------    -------


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

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)

                                                              Three Months Ended        Three Months Ended
                                                              September 30, 1995        September 30, 1994*
                                                          -------------------------  ------------------------
                                                             Average                  Average
(Dollars in thousands)                                       Volume  Interest Rate    Volume   Interest  Rate
-------------------------------------------------------------------------------------------------------------
Assets
  Loans, net............................................. $2,472,160 $56,182  9.03% $1,927,464 $40,141  8.24%
  Mortgage loans held for sale...........................    159,943   3,112  7.78%     76,632   1,627  8.31%
  Investment securities and securities available for sale    427,485   6,833  6.38%    397,531   5,830  5.85%
  Other interest-earning assets..........................      5,773      87  5.95%      9,488     153  6.28%
----------------------------------------------------------------------------        ------------------
  Total interest-earning assets(1).......................  3,065,361 $66,214  8.59%  2,411,115 $47,751  7.86%
----------------------------------------------------------------------------        ------------------
  Nonearning assets......................................    284,208                   256,540
--------------------------------------------------------------------                -----------
    Total assets......................................... $3,349,569                $2,667,655
-------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits.............................. $2,022,001 $25,942  5.09% $1,810,572 $17,126  3.75%
  Short-term borrowings..................................    543,855   8,335  6.00%    205,666   2,435  4.63%
  Long-term debt.........................................     42,931     847  7.89%     85,103     878  4.13%
----------------------------------------------------------------------------        ------------------
  Total interest-bearing liabilities.....................  2,608,787 $35,124  5.33%  2,101,341 $20,439  3.86%
----------------------------------------------------------------------------        ------------------
  Noninterest-bearing demand deposits....................    479,782                   325,327
  Other liabilities......................................     43,410                    55,864
--------------------------------------------------------------------                -----------
  Total liabilities......................................  3,131,979                 2,482,532
  Shareholders' equity...................................    217,590                   185,123
--------------------------------------------------------------------                -----------
Total liabilities and shareholders' equity............... $3,349,569                $2,667,655
-------------------------------------------------------------------------------------------------------------
Rate differential........................................                     3.26%                     4.00%

Net yield on interest-earning assets.....................            $31,090  4.02%            $27,312  4.49%
-------------------------------------------------------------------------------------------------------------

*As restated

(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax eqivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent interest adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

    Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

(Dollars in thousands)                               Nine Months Ended September 30,
                                                         1995 Change from 1994
                                                         Increases (Decreases)
                                                 -----------------------------------
                                                                    Due to (1)
                                                   Total        Volume        Rate
                                                 ----------    ---------   ---------
  Interest Income:

  Total Loans, net                                 $28,650     $17,520      $11,130

  Mortgage loans held for sale                      (4,646)     (5,766)       1,120

  Investment securities and securities
   available for sale                                1,676         (88)       1,764

  Other interest earning assets                        (16)       (366)         350
                                                   -------     -------      -------
  Total interest income (2)                         25,664      11,300       14,364
                                                   -------     -------      -------

  Interest Expense:

  Interest bearing deposits                         11,211         494       10,717

  Short-term borrowings                              8,534       4,689        3,845

  Long-term debt                                       410      (1,485)       1,895
                                                   -------     -------      -------
  Total interest expense                            20,155       3,698       16,457
                                                   -------     -------      -------

Net interest income                                  5,509       7,602       (2,093)
                                                   -------     -------      -------


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

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)

                                                                  Nine Months Ended           Nine Months Ended
                                                                 September 30, 1995          September 30, 1994*
                                                             --------------------------  -------------------------
                                                               Average                     Average
(Dollars in thousands)                                         Volume   Interest   Rate    Volume  Interest   Rate
----------------------------------------------------------   -----------------------------------------------------
Assets
  Loans, net.............................................    $2,319,950 $156,522  9.02% $1,864,864 $111,831  8.02%
  Mortgage loans held for sale...........................        92,852    5,428  7.79%    149,763    8,589  7.56%
  Investment securities and securities available for sale       420,345   19,840  6.30%    410,970   17,162  5.57%
  Other interest-earning assets..........................         7,478      338  6.03%     14,672      419  3.82%
---------------------------------------------------------------------------------       -------------------
  Total interest-earning assets(1).......................     2,840,625 $182,128  8.57%  2,440,269 $138,001  7.56%
---------------------------------------------------------------------------------       -------------------
  Nonearning assets......................................       270,312                    267,401
-----------------------------------------------------------------------                -----------
    Total assets.........................................    $3,110,937                 $2,707,670
-----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits..............................    $1,928,982 $ 70,247  4.87% $1,839,637 $ 50,220  3.65%
  Short-term borrowings..................................       454,274   20,917  6.09%    216,790    6,484  3.97%
  Long-term debt.........................................        49,652    2,884  7.74%     81,860    2,504  4.09%
--------------------------------------------------------------------------------        -------------------
  Total interest-bearing liabilities.....................     2,432,908 $ 94,048  5.16%  2,138,287 $ 59,208  3.70%
--------------------------------------------------------------------------------        -------------------
  Noninterest-bearing demand deposits....................       429,713                    317,875
  Other liabilities......................................        40,591                     71,030
-----------------------------------------------------------------------                 ----------
  Total liabilities......................................     2,903,212                  2,527,192
  Shareholders' equity...................................       207,725                    180,478
-----------------------------------------------------------------------                 ----------
Total liabilities and shareholders' equity...............    $3,110,937                 $2,707,670
-----------------------------------------------------------------------------------------------------------------
Rate differential........................................                         3.41%                      3.86%

Net yield on interest-earning assets.....................               $ 88,080  4.15%            $ 78,793  4.32%
-----------------------------------------------------------------------------------------------------------------

*As restated

(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax eqivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent interest adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

    Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $3.8 million to $31.1 million for the quarter ended September 30, 1995 from $27.3 million for the quarter ended September 30, 1994. The net yield on interest earning assets decreased from 4.49% to 4.02% for the three months ended September 30, 1994 and 1995, respectively, while the rate differential decreased from 4.00% to 3.26% for the three month period ended September 30, 1994 compared to 1995.

         Net interest income on a tax equivalent basis for the nine months ended Septemer 30, 1995 increased $9.3 million from $78.8 million for the nine months ended September 30, 1994 to $88.1 million for the same period in 1995. The net yield on interest earning assets decreased from 4.32% to 4.15% for the nine months ended September 30, 1994 and 1995, respectively, while the rate differential decreased from 3.86% to 3.41% for the same period.

         As reflected on the previous tables the increases for the three and nine months were primarily attributable to loan growth and increasing rates.

LOAN LOSS PROVISION:

         The provision for loan losses for the first nine months of 1995 was $3,430,000 compared to $4,714,000 for the same period in 1994. Asset quality has remained very good. The current allowance for loan losses provides a 198% coverage of nonperforming assets compared to 175% at December 31, 1994 and 158% at September 30, 1994. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         The increase in noninterest income for the third quarter of 1995 compared to the third quarter of 1994 of $2.0 million is primarily due to increased servicing related fee income of $1.8 million and additional fees on deposit accounts of $400,000 with off-setting decreases of $200,000 in other fee income primarily related to the origination and sale of mortgage loans.

         Noninterest income increased $3.7 million for the nine months ended September 30, 1995 compared to the same period for 1994. This increase was primarily due to increased servicing related fee income of $4.2 million, additional fees on deposit accounts of $1.1 million, net gains on sales of Other Real Estate of $408,000 and additional fee income from ATMs of $386,000. These increases are partially off-set by decreases in income related to the origination and sales of mortgage loans of $1.1 million, and decreases in commissions from security and annuity sales of $234,000.

         The acquisition of Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $8.2 billion servicing portfolio as well as loan originations from its 8 regional offices. Colonial Mortgage originates loans in 20 states. This noninterest income was $7.7 million and $4.4 million for the three months ended September 30, 1995 and 1994, respectively and $20.3 million and $16.4 million for the nine months ended September 30, 1995 and 1994, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $13.3 million and $14.1 million for the three months ended September 30, 1995 and 1994, respectively and $38.3 million and $41.1 million for the nine months ended September 30, 1995 and 1994, respectively.

     Salary and benefit expense decreased $0.6 million and $2.6 million for the three months and nine months ended September 30, 1995, respectively, as compared to the same period in 1994. This decrease was due primarily to reductions in staff by Colonial Mortgage, attributable to the lower levels of loan originations experienced in the latter part of 1994 and continuing in 1995 and by Colonial Bank in conjunction with reengineering plans being implemented throughout the organization to emphasize efficient branch operations. This decrease was partially off-set by normal wage increases.

        The remaining increase in other noninterest expenses has been due to increased amortization of mortgage servicing rights and expenses related to the development of the reengineering plan previously mentioned. In the third quarter BancGroup's Alabama subsidiary bank received a deposit insurance premium refund from the Federal Deposit Insurance Corporation (FDIC) for assessments paid after June 1, 1995 of approximately $ 1 million. The FDIC at the same time reduced rates paid for deposits in the Bank Insurance Fund (BIF). BancGroup's subsidiary banks also pay deposit insurance premiums to the Savings Association Insurance Fund (SAIF) in addition to the BIF premiums previously discussed. These deposits came from BancGroups acquisitions of savings association institutions. Legislation is currently pending for a one time assessment to fully fund the SAIF fund and lower its future premium rates. BancGroup currently has approximately $700 million insured in the SAIF fund. The impact of this additional assessment cannot be accurately determined until the assessments are made by FDIC.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 35.4% and 34.3% estimated annual effective tax rate for the years 1995 and 1994, respectively. The provision for income taxes for the nine months ended September 30, 1995 and 1994 was $15,734,000 and $10,800,000, respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:  Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4:  Submission of Matters to a Vote of Security Holders - N/A


            Exhibit 11 - Calculation of earnings per share (attached)

            Exhibit 27 - Financial Data Schedule (for SEC use only)

                                                                      EXHIBIT 11

COMUPTATION OF EARNINGS PER SHARE
September 30, 1995




                                                      Primary                   Fully Diluted
                                                 -----------------            -----------------
                                                 Quarter    Y-T-D             Quarter    Y-T-D
                                                 -------   -------            -------   -------
Net income                                       $10,202   $28,753            $10,202  $28,753

Interest expense on $7,483,625, 12.75%
  convertible subordinated debentures                                             244      724

Interest expense on $9,926,000, 7.50%
  convertible subordinated debentures                                             190      565

Tax effect @ 35.63% for the quarter and
  35.37% for the nine months ended                                               (155)    (456)
  September 30, 1995
                                                 -------   -------            -------  -------
Net income                                       $10,202   $28,753            $10,481  $29,586
                                                 -------   -------            -------  -------





Average shares outstanding                        12,243    12,135             12,243   12,135
Effect of stock options                              119       112                119      112
                                                 -------   -------            -------  -------
Primary average shares outstanding                12,362    12,247             12,362   12,247
                                                 -------   -------            -------  -------

Contingent shares:
Addtional effect of stock options

Effect of convertible debentures:                                                   1        6

$7,483,625 / $18.25                                                               410      410
$9,926,000 / $28.00                                                               354      354
                                                                              -------  -------
Fully diluted average shares outstanding                                       13,127   13,017
                                                                              -------  -------

Earnings per share:
                                                 -------   -------            -------  -------
Net income                                       $  0.83   $  2.35            $  0.80   $ 2.27

                                                 -------   -------            -------  -------

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By: /s/ W. Flake Oakley
    -----------------------------------
    W. Flake Oakley
    Chief Financial Officer, Secretary & Treasurer


Date:  November 14, 1995
       -----------------