Form 10-K
period 1995-12-31
COLONIAL BANCGROUP INC
filed 1996-03-27
CIK 92339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

  (MARK ONE)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                  OR
     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE #1-13508

                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                       63-0661573
            (State of Incorporation)                   (IRS Employer Identification No.)

              ONE COMMERCE STREET
              POST OFFICE BOX 1108
              MONTGOMERY, AL 36101                               (334) 240-5000
    (Address of principal executive offices)                    (Telephone No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
  COMMON STOCK, PAR VALUE $2.50      REGISTERED ON THE NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
              7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2011
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 31, 1996 based on the closing price of $32.50 per share for Common Stock was $304,278,130. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

     Shares of Common Stock outstanding at January 31, 1996 were 13,491,691.

                      DOCUMENTS INCORPORATED BY REFERENCE

                              DOCUMENT                                PART OF FORM 10-K
--------------------------------------------------------------------  -----------------
Portions of Annual Report to Shareholders                             Part I,
    for fiscal year ended December 31, 1995                           Part II,
    as specifically referred to herein.                               and Part IV

Portions of Definitive Proxy Statement                                Part III
    for 1996 Annual Meeting as specifically
    referred to herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, The Colonial BancGroup, Inc., is hereinafter referred to as "BancGroup".

     BancGroup, a Delaware corporation, was organized in 1974 and is a bank holding company under the Bank Holding Act of 1956, as amended (the "BHCA"). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981.

     BancGroup operates three banking subsidiaries, one in Alabama, one in Tennessee and one in Georgia (sometimes referred to collectively as the "Colonial Banks"). Colonial Bank, located in Alabama, has 95 banking offices in Birmingham, Montgomery, Huntsville, Florence, Tuscumbia, Anniston, Pell City, Opelika, Foley, Mobile and several other Alabama cities. Colonial Bank of Tennessee has four banking offices in Fayetteville, Pulaski and Ardmore, Tennessee. Colonial Bank, a federal savings bank located in Dunwoody, Georgia, operates three banking offices in Buckhead, Dunwoody and Kennesaw, Georgia. (This bank is sometimes referred to herein as "Colonial Bank -- Georgia.") The Colonial Banks conduct a general commercial banking business in their respective service areas and offer banking services such as the receipt of demand, savings and time deposits, personal, commercial and mortgage loans, credit card and safe deposit box services, and the purchase and sale of government securities. Colonial Bank in Alabama is active as a correspondent bank for unaffiliated banks.

     At December 31, 1995, BancGroup's banking subsidiaries accounted for approximately 98% of BancGroup's consolidated assets. The principal activity of BancGroup is to supervise and coordinate the business of its subsidiaries and to provide them with capital and services. BancGroup derives substantially all of its income from dividends received from its subsidiary banks. Various statutory provisions and regulatory policies limit the amount of dividends the subsidiary banks may pay without regulatory approval. In addition, federal statutes restrict the ability of subsidiary banks to make loans to BancGroup.

     BancGroup's affiliate banks encounter intense competition in their commercial banking business, generally from other banks located in their respective metropolitan and service areas. The Colonial Banks compete for interest bearing funds with other banks and with many issuers of commercial paper and other securities which are not banks. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, the Colonial Banks compete with savings and loan associations, credit unions, factors, insurance companies and other financial institutions.

     On February 17, 1995, BancGroup's Alabama subsidiary bank, Colonial Bank, acquired The Colonial Company and its wholly owned subsidiary, Colonial Mortgage Company. Prior to this acquisition, The Colonial Company spun off its other businesses which it had previously operated to Robert E., James K. and Thomas H. Lowder. In this acquisition, BancGroup issued 2,272,727 shares of its Class A Common Stock to Robert E., James K. and Thomas H. Lowder, who were the sole shareholders of The Colonial Company and directors of BancGroup. Both BancGroup and the Lowder brothers have provided certain indemnities to each other for breaches of the acquisition agreement by the other party. The transaction was approved by a vote of the stockholders of BancGroup on December 8, 1994. The acquisition price in this transaction was negotiated for BancGroup by a committee of three independent directors of BancGroup consisting of Clinton O. Holdbrooks, Robert S. Craft, and William E. Powell, III, and was based upon an opinion of a nationally recognized investment banking firm that the price paid by BancGroup was fair from a financial point of view to the stockholders of BancGroup other than Robert E., James K., and Thomas H. Lowder.

     Colonial Mortgage Company ("CMC") is a subsidiary of Colonial Bank in Alabama. CMC is engaged in the retail and wholesale mortgage banking business. CMC operates retail offices in Alabama and 6 regional wholesale offices covering 29 states. CMC's retail operation offers conventional, government and jumbo products directly to borrowers. CMC's wholesale operation offers somewhat limited products comprised of conventional and jumbo products to various mortgage brokers. CMC offers a wholesale government program from its home office in Montgomery, Alabama. CMC has relationships with all housing agencies such as VA, the Department of Housing and Urban Development, FHA, FHLMC and FNMA. CMC underwrites, closes and sells loans according to the guidelines required by these agencies.

     BancGroup has one direct nonbanking subsidiary, The Colonial BancGroup Building Corporation, which was established primarily to own and lease the buildings and land used by banking affiliates of BancGroup.

     The following table reflects certain information concerning BancGroup's banking subsidiaries and BancGroup on a consolidated basis as of December 31, 1995.

                                                          COLONIAL BANK   COLONIAL BANK   COLONIAL BANCGROUP
                                          COLONIAL BANK   OF TENNESSEE       GEORGIA       CONSOLIDATED(1)
                                          -------------   -------------   -------------   ------------------
                                                                (DOLLARS IN THOUSANDS)
Banking Offices.........................            95             4                3                102
Employees...............................         1,654            38               56              1,751
Percent of Ownership by BancGroup.......           100%          100%             100%
Loans Net of Unearned Income............   $ 2,623,193       $59,644        $ 192,741         $2,875,581
Mortgage Loans Held For Sale............       110,486            --               --            110,486
Investment Securities...................       247,092        22,401               --            269,493
Securities Available For Sale...........       156,850         1,010            2,003            159,863
Total Assets............................     3,439,098        91,415          219,513          3,741,217
Deposits................................     2,555,830        79,826          157,360          2,785,958
Shareholder's Equity....................       250,026         9,635           18,207            253,148

---------------

(1) All material inter-company balances have been eliminated in consolidation.

     Prior to February 21, 1995, BancGroup had two classes of common stock outstanding, Class A and Class B. The Class A Common Stock had limited voting rights and was traded as a NASDAQ security. The Class B Common Stock was not publicly traded. On February 21, 1995, the Class A and Class B Common Stock were reclassified into one class, BancGroup's Common Stock, and on February 24, 1995, the BancGroup Common Stock was listed for trading on the New York Stock Exchange.

     BancGroup's principal offices are located at and its mailing address is:
One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

LENDING ACTIVITIES

     BancGroup's commercial banking loan portfolio is comprised primarily of commercial real estate loans (22%) and residential real estate loans (49%), a significant portion of which is located within the State of Alabama. BancGroup's growth in loans over the past several years has been concentrated in commercial and residential real estate loans. The lending activities of Colonial Bank in Alabama are dependent upon the demands within the local markets of its branches. Based on this demand, loans collateralized by commercial and residential real estate have been the fastest growing component of Colonial Bank's loan portfolio.

     BancGroup, through the branches and offices of the Colonial Banks, makes loans for a range of business and personal uses in response to local demands for credit. Loans are concentrated in Alabama, Tennessee and Georgia and are dependent upon economic conditions in those states. Alabama has historically been a slow growth state. The following broad categories of loans have varying risks and underwriting standards.

- Commercial Real Estate. Loans classified as commercial real estate loans are loans which are collateralized by real estate and substantially dependent upon cash flow from income-producing improvements attached to the real state. For BancGroup, these primarily consist of apartments, hotels, office buildings, shopping centers, amusement/recreational facilities, one to four family residential housing developments, and health service facilities.

  Loans within this category are underwritten based on projected cash flows and loan-to-appraised-value ratios of 80% or less. The risks associated with commercial real estate loans are primarily dependent upon real estate values in local market areas, the equity investments of borrowers, and the borrowers' experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans with less than 10% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

- Real Estate Construction. Construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. Loan values for these loans are from 80% to 85% of completed appraised values. The principal risks associated with these loans are related to the borrowers' ability to complete the project and local market demand, the sales market, presales or preleasing, and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates, permanent loan take-out commitments, as well as other factors in underwriting construction loans.

- Real Estate Mortgages. These loans consist of loans made to finance one to four family residences and home equity loans on residences. BancGroup may loan up to 95% of appraised value on these loans without other collateral or security. The principal risks associated with one to four family residential loans are the borrowers' debt coverage ratios and real estate values.

- Commercial, Financial, and Agricultural. Loans classified as commercial, financial, and agricultural consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, retail, or service businesses.

  The risk associated with loans in this category are generally related to the earnings capacity and cash flows generated from the individual business activities of the borrowers. Collateral consists primarily of business equipment, inventory, and accounts receivables with loan-to-value ratios of less than 80%. Credit may be extended on an unsecured basis or in excess of 80% of collateral value in circumstances as described in the paragraph below.

- Installment and Consumer. Installment and consumer loans are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrowers as well as the value of the collateral. Installment and consumer loans are sometimes made on an unsecured basis or with loan-to-value ratios in excess of 80%.

     Collateral values referenced above are monitored by loan officers through property inspections, reference to broad measures of market values, as well as current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrower's or guarantors' credit worthiness, the borrower's other banking relationships, the bank's lending experience with the borrower, and any other potential sources of repayment.

     BancGroup's subsidiary banks fund loans primarily with customer deposits approximately 10% of which are considered more rate sensitive or volatile than other deposits.

CERTAIN REGULATORY CONSIDERATIONS

     BancGroup is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As such, it is subject to the Bank Holding Company Act of 1956, as amended ("BHCA") and many of the Federal Reserve's regulations promulgated thereunder. It is also subject to regulation by the Georgia Department of Banking and Finance and by the Office of Thrift Supervision ("OTS") as a savings and loan holding company.

     The Colonial Banks are subject to supervision and examination by applicable federal and state banking agencies. In Alabama, Colonial Bank, as a state chartered bank and not a member of the Federal Reserve system, is regulated and examined both by the State of Alabama Banking Department and by the Federal Deposit Insurance Corporation ("FDIC"). Colonial Bank of Tennessee is also state chartered and not a member of the Federal Reserve system and is regulated by both the State of Tennessee Department of Financial Institutions and by the FDIC. Colonial Bank -- Georgia, a federal savings bank, is regulated by the OTS. The deposits of the Colonial Banks are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of the Colonial Banks. Moreover, the FDIC may terminate deposit insurance of the Colonial Banks under certain circumstances. Both the FDIC and the respective state regulatory authorities have jurisdiction over a number of the same matters, including lending decisions, branching and mergers.

     One limitation under the BHCA and the Federal Reserve's regulations requires that BancGroup obtain prior approval of the Federal Reserve before BancGroup acquires, directly or indirectly, more than five percent of any class of voting securities of another bank. Prior approval also must be obtained before BancGroup acquires all or substantially all of the assets of another bank, or before it merges or consolidates with another bank holding company. BancGroup may not engage in "non-banking" activities unless it demonstrates to the Federal Reserve's satisfaction that the activity in question is closely related to banking and a proper incident thereto. Because BancGroup is a registered bank holding company, persons seeking to acquire 25 percent or more of any class of its voting securities must receive the approval of the Federal Reserve. Similarly, under certain circumstances, persons seeking to acquire between 10 percent and 25 percent also may be required to obtain prior Federal Reserve approval.

     In 1989 Congress expressly authorized the acquisition of savings associations by bank holding companies. BancGroup must obtain the prior approval of the Federal Reserve and the OTS (among other agencies) before making such an acquisition, and must demonstrate that the likely benefits to the public of the proposed transaction (such as greater convenience, increased competition, or gains in efficiency) outweigh potential burdens (such as an undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices).

     As a result of enactment in 1991 of the FDIC Improvement Act, banks are subject to increased reporting requirements and more frequent examinations by the bank regulators. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including compensation standards, loan underwriting standards, asset growth, and payment of dividends. Failure to comply with these new standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place an institution into receivership or require that the bank be sold to, or merged with, another financial institution.

     In September 1994 Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This legislation, among other things, amended the BHCA to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that bank holding company's home state regardless of state law prohibitions. This legislation became effective on September 29, 1995. In addition, this legislation also amended the Federal Deposit Insurance Act to permit, beginning on June 1, 1997 (or earlier where state legislatures provide express authorization), the merger of insured banks with banks in other states.

     The officers and directors of BancGroup and the Colonial Banks are subject to numerous insider transactions restrictions, including limits on the amount and terms of transactions involving the Colonial Banks, on the one hand, and their principal stockholders, officers, directors, and affiliates on the other. There are a number of other laws that govern the relationship between the Colonial Banks and their customers. For instance, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide full disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Colonial Banks' relationships with their customers.

     The Budget Reconciliation Act of 1995 ("Budget Act") was passed by Congress but subsequently vetoed by President Clinton. Congressional leadership and President Clinton began discussions in 1995 to determine whether the Congress and the Administration could reach a compromise on budget reconciliation. It is unknown whether these negotiations will be successful. The Budget Act originally passed by Congress and subsequently vetoed by the President contained a provision which directed the FDIC to set a one-time special assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") which would be in an amount sufficient to recapitalize the SAIF. It is anticipated that a special assessment in the range of $0.78 to $0.85 per $100 of SAIF-insured deposits would be necessary in order to recapitalize the SAIF, if the assessment were to be made in the next six months. The recapitalization would allow a reduction in the current premium of $0.23 per $100 of SAIF insured deposits. BancGroup's subsidiary banks maintain deposits which are insured by both the SAIF and the Bank Insurance Fund. The SAIF insured deposits in all of BancGroup's subsidiary banks total $679 million, after adjusting for certain allowances in the current proposal, which could be subject to the special assessment. In the event a budget reconciliation agreement is reached between the Congress and the Administration, it is expected that the agreement would include the special assessment provision contained in the original Budget Act. If no agreement is reached by the Congress and the Administration, it is still possible that Congress could attach such a provision to another piece of legislation or pass such a provision as a free-standing bill. The Administration, in testimony before Congress and in the press, has indicated its support of the recapitalization of SAIF in the manner provided in the Budget Act.

     It should be noted that supervision, regulation, and examination of BancGroup and the Colonial Banks are intended primarily for the protection of depositors, not stockholders.

ADDITIONAL INFORMATION

     Additional information, including statistical information concerning the business of BancGroup, is set forth in BancGroup's Annual Report to Shareholders for the year ended December 31, 1995, at pages 16 through 39 under the captions "Selected Financial Data, Selected Quarterly Data 1995-1994" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

EXECUTIVE OFFICERS AND DIRECTORS

     Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

ITEM 2.  PROPERTIES

     BancGroup's, Colonial Bank's, and Colonial Mortgage's principal offices are located in Montgomery, Alabama in the Colonial Financial Center which are leased from G.C. Associates I, Joint Venture, a partnership owned 50% by affiliates of BancGroup's principal stockholders. These leased premises comprise 68,142 square feet of office space.

     The Colonial Bank of Tennessee's principal offices are located in Ardmore, Tennessee, in a building owned by the bank.

     Colonial Bank's central operations offices are located in Birmingham, Alabama in a 16 story building owned by the bank. Approximately 90% or 71,609 square feet of this building is utilized by Colonial Bank; the remainder is available for rent to third parties.

     Colonial Bank -- Georgia's principal offices are located in Dunwoody, Georgia, in a building owned by the bank.

     As of December 31, 1995, bank subsidiaries of BancGroup owned 89 and leased 13 of their full-service banking offices. See Notes 7 and 12 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancGroup's consolidated financial statements or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     "Market Price of and Dividends Declared on Common Stock" is contained on page 59 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" and "Selected Quarterly Financial Data 1995-1994" on pages 16 through 18 of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 39 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements set forth in BancGroup's Annual Report to Shareholders for 1995 at pages 40 through 58 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to BancGroup directors is contained in BancGroup's proxy statement dated March 18, 1996, for its 1996 annual meeting of shareholders under the captions "Election of Directors" and "Section 16 Reporting" and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  NAME, AGE AND YEAR                                         PRESENT AND PRINCIPAL OCCUPATION
   BECAME EXECUTIVE                                                        FOR
       OFFICER           PRESENT POSITION WITH BANCGROUP           THE LAST FIVE YEARS
----------------------  ----------------------------------  ----------------------------------
Robert E. Lowder......  Chairman of the Board, Chief        Chairman of the Board, Chief
53, 1981                  Executive Officer and President,    Executive Officer and President,
                          BancGroup; Chairman of the          BancGroup; Chairman of the
                          Board, Chief Executive Officer      Board, Chief Executive Officer
                          and President, Colonial Bank in     and President, Colonial Bank in
                          Alabama; Chairman of the Board,     Alabama; Chairman of the Board,
                          Colonial Bank in Georgia;           Colonial Bank in Georgia;
                          Chairman of the Board, Colonial     Chairman of the Board, Colonial
                          Mortgage Co., Montgomery            Mortgage Co.; Chairman of the
                                                              Board and President, Colonial
                                                              Broadcasting Company, Montgomery
Harold D. King........  Vice Chairman of the Board          Vice Chairman of the Board,
63, 1986                                                      BancGroup, Pell City
Jack H. Rainer........  Vice Chairman of the Board          President and Chief Executive
73, 1981                                                    Officer, Bankers Credit Life
                                                              Insurance Company, Montgomery
Young J. Boozer,        Executive Vice President --         Executive Vice President --
  III.................    Investments                         Investments, BancGroup,
46, 1986                                                      Montgomery
W. Flake Oakley, IV...  Executive Vice President, Chief     Chief Financial Officer, Secretary
42, 1988                  Financial Officer, Treasurer and  and Treasurer, BancGroup, since
                          Secretary                           June 1991; Chief Financial
                                                              Officer and Treasurer since
                                                              October, 1990; Senior Vice
                                                              President and Controller from
                                                              April 1989 to October 1990,
                                                              BancGroup, Montgomery
Michael R. Holley.....  Executive Vice President --         Executive Vice President --
46, 1995                  Operations                          Operations, BancGroup since
                                                              January 1995; Vice President and
                                                              Chief Financial Officer, The
                                                              Colonial Company 1990 to 1995,
                                                              Montgomery
Samuel R. Morgan......  Executive Vice President and Chief  Executive Vice President and Chief
47, 1995                  Credit Officer                      Credit Officer, BancGroup since
                                                              October 1995; Senior Loan
                                                              Officer -- Colonial Bank
                                                              Montgomery 1986 to 1995,
                                                              Montgomery
Michelle Condon.......  Executive Vice President -- Retail  Executive Vice President -- Retail
41, 1995                  Banking                             Banking, BancGroup since October
                                                              1995; Colonial Bank -- Vice
                                                              President, Budgeting & Planning,
                                                              Colonial Bank 1990 to 1995,
                                                              Montgomery

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in BancGroup's proxy statement dated March 18, 1996 for its 1996 annual meeting of shareholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in BancGroup's proxy statement dated March 18, 1996, for its 1996 annual meeting of shareholders under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in BancGroup's proxy statement dated March 18, 1996, for its 1996 annual meeting of shareholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following financial statements are incorporated herein by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995;

        Consolidated Statements of Condition as of December 31, 1995 and 1994.

        Consolidated Statements of Income for the years ended December 31, 1995,
         1994 and 1993.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1995, 1994 and 1993.

        Notes to Consolidated Financial Statements, including Parent Company only information.

        Report of Independent Accountants.

     2. Financial Statements Schedules

     The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

     3. Exhibits

                                     EXHIBITS AND DESCRIPTION
    ------------------------------------------------------------------------------------------
    Exhibit 3 -- Articles of Incorporation and Bylaws:
    (A)       -- Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.
    (B)       -- Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the
                 Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

                                     EXHIBITS AND DESCRIPTION
    ------------------------------------------------------------------------------------------
    Exhibit 4 -- Instruments defining the rights of security holders:
    (A)       -- Article 4 of the Restated Certificate of Incorporation of the Registrant
                 filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
    (B)       -- Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the
                 Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.
    (C)       -- Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated
                 January 15, 1986, and Amendment No, 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4
                 (File No, 33-07015), effective July 15, 1986, and incorporated herein by reference.
    (D)       -- Trust Indenture dated as of March 25, 1986 included as Exhibit 4 to the
                 Registrant's Amendment No, 1 to Registration Statement as Form S-2, file number 33-4004, effective March 25, 1986, and incorporated herein by reference.
    Exhibit 10-- Material Contracts:
    (A)(1)    -- Second Amendment and Restatement of 1982 Incentive Stock Plan of the
                 Registrant, filed as Exhibit 4-1 to the Registrant's Registration Statement
                 on Form S-8 (Commission Registration No, 33-41036), effective June 4, 1991, and incorporated herein by reference.
    (A)(2)    -- Second Amendment and Restatement to 1982 Nonqualified Stock Option Plan of
                 the Registrant filed as Exhibit 4-2 to the Registrant's Registration
                 Statement on Form S-8 (Commission Registration No, 33-41036), effective June
                 4, 1991, and incorporated herein by reference.
    (A)(3)    -- 1992 Incentive Stock Option Plan of the Registrant, filed as Exhibit 4-1 to
                 Registrant's Registration Statement on Form S-8 (File No, 33-47770),
                 effective May 8, 1992, and incorporated herein by reference.
    (A)(4)    -- 1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 4-2 to Registrant's Registration Statement on Form S-8 (File No. 33-47770),
                 effective May 8, 1992, and incorporated herein by reference.
    (B)(1)    -- Residential Loan Funding Agreement between Colonial Bank and Colonial
                 Mortgage Company dated January 18, 1988, included as Exhibit 10(B)(1) to the
                 Registrant's Registration Statement as Form S-4, file no. 33-52952, and incorporated herein by reference.
    (B)(2)    -- Loan Agreement between the Registrant and SunBank, National Association, dated August 29, 1995, filed as Exhibit 10(B)(2) to the Registrant's
                 Registration Statement on Form S-4, registration number 33-01163 and incorporated herein by reference.
    (B)(3)    -- 1993 Term Loan Agreement between the Registrant and SunBank, National
                 Association, and related Pledge Agreement filed as Exhibit 10(B)(1) to
                 Amendment no. 2 of the Registrant's Registration Statement on Form S-4,
                 registration number 33-63826 and incorporated herein by reference.
    (C)(1)    -- The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan
                 for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant's
                 Registration Statement on Form S-4, file no. 33-52952, and incorporated herein by reference.
    (C)(2)    -- The Colonial BancGroup, Inc., Stock Bonus and Retention Plan, included as
                 Exhibit 10(C)(2) to the Registrant's Registration Statement as Form S-4, file
                 no. 33-52952, and incorporated herein by reference.

                                     EXHIBITS AND DESCRIPTION
    ------------------------------------------------------------------------------------------
    (D)      --  Stock Purchase Agreement dated as of July 20, 1994, by and among The Colonial
                 BancGroup, Inc., Colonial Bank, The Colonial Company, Colonial Mortgage
                 Company, and Robert E., James K. and Thomas H. Lowder, included as Exhibit 2 in Registrant's registration statement on Form S-4, Registration no. 33-83692 and incorporated herein by reference.
    (E)      --  Agreement and Plan of Merger between The Colonial BancGroup, Inc., and
                 Commercial Bancorp of Georgia, Inc., dated as of December 21, 1995, included as Exhibit 10(E) to Registrant's Registration Statement on Form S-4,
                 Registration No. 333-01163, and incorporated herein by reference.
    (F)      --  Amended and Restated Agreement and Plan of Merger between The Colonial
                 BancGroup, Inc. and Southern Banking Corporation dated as of February 15,
                 1996 included a Exhibit 10(F) to the Registrant's Registration Statement on
                 Form S-4, Registration No. 333-01163 and incorporated herein by reference.
    Exhibit 11 -- Statement Regarding Computation of Earnings Per Share.
    Exhibit 12 -- Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
    Exhibit 13 -- Portions of the 1995 Annual Report to Security Holders. (Such annual report, except for those portions expressly incorporated by reference in this report, is furnished solely for the information of the Commission and is not deemed to be filed as part of this report).
    Exhibit 21 -- List of subsidiaries of the Registrant.
    Exhibit 23 -- Consents of experts and counsel:
    (A)        -- Consent of Coopers & Lybrand L.L.P.
    Exhibit 24 -- Power of Attorney.
    Exhibit 27 -- Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the last quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 22nd day of March, 1996.

                                          THE COLONIAL BANCGROUP, INC.

                                          By: /s/  ROBERT E. LOWDER
                                            ------------------------------------
                                            Robert E. Lowder
                                            Its Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer, and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                        DATE
----------------------------------------     ------------------------------     ----------------
/s/  ROBERT E. LOWDER                        Chairman of the Board of                  **
----------------------------------------       Directors, President and
Robert E. Lowder                               Chief Executive Officer

/s/  W. FLAKE OAKLEY, IV                     Chief Financial Officer,                  **
----------------------------------------       Secretary and Treasurer
W. Flake Oakley, IV                            (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)

*                                            Director                                  **
----------------------------------------
Young J. Boozer

*                                            Director                                  **
----------------------------------------
William Britton

*                                            Director                                  **
----------------------------------------
Jerry J. Chesser

*                                            Director                                  **
----------------------------------------
Augustus K. Clements, III

*                                            Director                                  **
----------------------------------------
Robert C. Craft

                                             Director                                  **
----------------------------------------
Patrick F. Dye

*                                            Director                                  **
----------------------------------------
Clinton O. Holdbrooks

*                                            Director                                  **
----------------------------------------
D. B. Jones

*                                            Director                                  **
----------------------------------------
Harold D. King

*                                            Director                                  **
----------------------------------------
John Ed Mathison

*                                            Director                                  **
----------------------------------------
Milton E. McGregor

               SIGNATURE                                 TITLE                        DATE
----------------------------------------     ------------------------------     ----------------
*                                            Director                                  **
----------------------------------------
John C. H. Miller, Jr.

*                                            Director                                  **
----------------------------------------
Joe D. Mussafer

*                                            Director                                  **
----------------------------------------
William E. Powell

*                                            Director                                  **
----------------------------------------
Jack H. Rainer

*                                            Director                                  **
----------------------------------------
Frances E. Roper

*                                            Director                                  **
----------------------------------------
Ed V. Welch

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/  W. FLAKE OAKLEY, IV
--------------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: March 22, 1996

                                 EXHIBIT INDEX

Exhibit 3     -- Articles of Incorporation and Bylaws:
(A)           -- Restated Certificate of Incorporation of the Registrant, filed as Exhibit
                   4.1 to the Registrant's Current Report on Form 8-K, dated February 21,
                   1995, and incorporated herein by reference.............................
(B)           -- Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the
                   Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.......................................
Exhibit 4     -- Instruments defining the rights of security holders:
(A)           -- Article 4 of the Restated Certificate of Incorporation of the Registrant
                   filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K,
                   dated February 21, 1995, and incorporated herein by reference..........
(B)           -- Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the
                   Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.......................................
(C)           -- Dividend Reinvestment and Class A Common Stock Purchase Plan of the
                   Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's
                   Registration Statement on Form S-4 (File No. 33-07015), effective July
                   15, 1986, and incorporated herein by
                   reference..............................................................
(D)           -- Trust Indenture dated as of March 25, 1986, included as Exhibit 4 to the
                   Registrant's Amendment No. 1 to Registration Statement on Form S-2,
                   file number 33-4004, effective March 25, 1986, and incorporated herein by reference...........................................................
Exhibit 10    -- Material Contracts:
(A)(1)        -- Second Amendment and Restatement of 1982 Incentive Stock Plan of the
                   Registrant, filed as Exhibit 4-1 to the Registrant's Registration
                   Statement on Form S-8 (Commission Registration No. 33-41036), effective
                   June 4, 1991, and incorporated herein by reference.....................
(A)(2)        -- Second Amendment and Restatement to 1982 Nonqualified Stock Option Plan
                   of the Registrant filed as Exhibit 4-2 to the Registrant's Registration
                   Statement on Form S-8 (Commission Registration No. 33-41036), effective
                   June 4, 1991, and incorporated herein by reference.....................
(A)(3)        -- 1992 Incentive Stock Option Plan of the Registrant, filed as Exhibit 4-1 to Registrant's Registration Statement on Form S-8 (File No. 33-47770),
                   effective May 8, 1992, and incorporated herein by reference............
(A)(4)        -- 1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit
                   4-2 to Registrant's Registration Statement on Form S-8 (File No.
                   33-47770), effective May 8, 1992, and incorporated herein by reference..............................................................

(B)(1)        -- Residential Loan Funding Agreement between Colonial Bank and Colonial
                   Mortgage Company dated January 18, 1988, included as Exhibit 10(B)(1)
                   to the Registrant's Registration Statement as Form S-4, file no.
                   33-52952, and incorporated herein by reference.........................
(B)(2)        -- Loan Agreement between the Registrant and SunBank, National Association, dated August 29, 1995, filed as Exhibit 10(B)(2) to the Registrant's
                   Registration Statement on Form S-4, registration number 333-01163 and incorporated herein by reference.......................................
(B)(3)        -- 1993 Term Loan Agreement between the Registrant and SunBank, National
                   Association, and related Pledge Agreement filed as Exhibit 10(B)(1) to
                   Amendment No. 2 of the Registrant's Registration Statement on Form S-4,
                   registration number 33-63826 and incorporated herein by reference......
(C)(1)        -- The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock
                   Plan for Directors, as amended, included as Exhibit 10(C)(1) to the
                   Registrant's Registration Statement as Form S-4, file no. 33-52952, and incorporated herein by reference.......................................
(C)(2)        -- The Colonial BancGroup, Inc., Stock Bonus and Retention Plan, included as
                   Exhibit 10(C)(2) to the Registrant's Registration Statement as Form
                   S-4, file no. 33-52952, and incorporated herein by reference...........
(D)           -- Stock Purchase Agreement dated as of July 20, 1994, by and among The
                   Colonial BancGroup, Inc., Colonial Bank, The Colonial Company, Colonial
                   Mortgage Company, and Robert E., James K. and Thomas H. Lowder,
                   included as Exhibit 2 in Registrant's registration statement on Form
                   S-4, Registration No. 33-83692 and incorporated herein by reference....
(E)           -- Agreement and Plan of Merger between The Colonial BancGroup, Inc., and
                   Commercial Bancorp of Georgia, Inc., dated as of December 21, 1995, filed as Exhibit 10(E) to the Registrant's Registration Statement on
                   Form S-4, registration number 333 -01163, and incorporated herein by reference..............................................................
(F)           -- Amended and Restated Agreement and Plan of Merger between The Colonial
                   BancGroup, Inc. and Southern Banking Corporation dated as of February
                   15, 1996 included a Exhibit 10(F) to the Registrant's Registration
                   Statement on Form S-4, Registration No. 333-01163 and incorporated herein by reference....................................................
Exhibit 11    -- Statement Regarding Computation of Earnings Per Share....................
Exhibit 12    -- Statement Regarding Computation of Ratio of Earnings to Fixed Charges....
Exhibit 13    -- Portions of the 1995 Annual Report to Security Holders. (Such annual report, except for those portions expressly incorporated by reference in this report, is furnished solely for the information of the
                   Commission and is not deemed to be filed as part of this report.)......
Exhibit 21    -- List of subsidiaries of the Registrant...................................
Exhibit 23    -- Consents of experts and counsel:
(A)           -- Consent of Coopers & Lybrand L.L.P.......................................
Exhibit 24    -- Power of Attorney........................................................
Exhibit 27    -- Financial Data Schedule (for SEC use only)...............................