Form 10-Q
period 1996-03-31
COLONIAL BANCGROUP INC
filed 1996-05-15
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO              .
                 -----------    -------------

                         COMMISSION FILE NUMBER 1-13508

                          THE COLONIAL BANCGROUP, INC.
                            (A DELAWARE CORPORATION)

                   EMPLOYER IDENTIFICATION NUMBER 63-0661573

                 ONE COMMERCE STREET, MONTGOMERY, ALABAMA 36104
                           TELEPHONE:  (334) 240-5000





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


Shares of common stock ($2.50 par value) outstanding at April 30, 1996 was 13,574,845.

                                 Part I, Item 1

                  Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                        March 31,   December 31,    March 31,
(Dollars in thousands, except per share amounts)                          1996         1995           1995
- ------------------------------------------------------------------------------------------------------------
Assets:

Cash and due from banks.........................................       $  140,571   $  126,777   $  120,749
Interest-bearing deposits in banks..............................            5,003        5,384        2,481
Federal funds sold..............................................              700            -        1,480
Securities available for sale...................................          172,206      159,863       83,239
Investment securities...........................................          259,165      269,493      334,817
Mortgage loans held for sale....................................          193,672      110,486       61,428
Loans, net of unearned income...................................        2,945,625    2,875,581    2,255,647
Less:
  Allowance for possible loan losses............................          (38,443)     (36,912)     (34,095)
- ------------------------------------------------------------------------------------------------------------
Loans, net......................................................        2,907,182    2,838,669    2,221,552
Premises and equipment..........................................           58,602       55,161       47,248
Excess of cost over tangible and identified intangible
  assets acquired, net..........................................           25,825       26,262       18,635
Mortgage servicing rights.......................................           88,788       80,053       57,829
Other real estate owned.........................................            9,785        8,781        8,748
Accrued interest and other assets...............................           62,894       60,288       56,448
- ------------------------------------------------------------------------------------------------------------
Total...........................................................       $3,924,393   $3,741,217   $3,014,654
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Deposits........................................................       $2,859,262   $2,785,958   $2,295,341
FHLB short-term borrowings......................................          515,000      465,000      310,000
Other short-term borrowings.....................................          169,620      132,256      112,748
Subordinated debt...............................................            9,341       17,121       17,458
Other long-term debt............................................           27,254       29,038       25,290
Other liabilities...............................................           75,688       58,696       47,931
- ------------------------------------------------------------------------------------------------------------
Total liabilities...............................................        3,656,165    3,488,069    2,808,768
- ------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued
  Common Stock, $2.50 par value; 44,000,000 shares
   authorized, 13,539,827, 13,084,721 and 12,208,446 shares
   issued and outstanding at March 31, 1996, December 31, 1995 and
   March 31, 1995, respectively.................................           33,850       32,712       30,521
  Additional paid in capital....................................          144,334      137,107      115,672
  Retained earnings.............................................           90,658       83,315       61,229
  Unearned compensation.........................................             (782)        (822)          -
  Unrealized gains (losses) on securites available  for sale,
    net of taxes..................................................            168          836       (1,536)
- ------------------------------------------------------------------------------------------------------------
Total shareholders' equity......................................          268,228      253,148      205,886
- ------------------------------------------------------------------------------------------------------------
Total...........................................................       $3,924,393   $3,741,217   $3,014,654
- ------------------------------------------------------------------------------------------------------------

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES                   Three Months Ended
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)               March 31,
                                                                ------------------
(Dollars in thousands, except per share amounts)                 1996      1995
- ----------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans....................................  $65,325   $48,031
Interest on investments.......................................    6,479     5,912
Other interest income.........................................      182        66
- ----------------------------------------------------------------------------------
Total interest income.........................................   71,986    54,009
- ----------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................................   29,571    20,502
Interest on short-term borrowings.............................    8,361     5,152
Interest on long-term debt....................................      648     1,177
- ----------------------------------------------------------------------------------
Total interest expense........................................   38,580    26,831
- ----------------------------------------------------------------------------------
Net Interest Income Before Provision for
  Possible Loan Losses........................................   33,406    27,178
Provision for possible loan losses............................    1,499     1,067
- ----------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................................   31,907    26,111
- ----------------------------------------------------------------------------------
Noninterest Income:
Mortgage servicing and origination fees.......................    6,853     5,220
Service charges on deposit accounts...........................    4,027     3,289
Other charges, fees and commissions...........................      908       830
Securities gains, net.........................................      114         5
Other income..................................................    2,873       719
- ----------------------------------------------------------------------------------
Total noninterest income......................................   14,775    10,063
- ----------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................................   11,242     9,596
Occupancy expense of bank premises, net.......................    2,488     2,142
Furniture and equipment expenses..............................    2,500     1,960
Amortization of mortgage servicing rights.....................    2,742     1,702
Amortization of intangible assets.............................      437       288
Other expense.................................................   10,161     7,714
- ----------------------------------------------------------------------------------
Total noninterest expense.....................................   29,570    23,402
- ----------------------------------------------------------------------------------
Income before income taxes                                       17,112    12,772
Applicable income taxes.......................................    6,058     4,471
- ----------------------------------------------------------------------------------
Net Income....................................................  $11,054   $ 8,301
- ----------------------------------------------------------------------------------

Earnings per share:
 Primary......................................................  $  0.82   $  0.69
 Fully diluted................................................     0.80      0.67

Dividends paid: Common Stock..................................  $  0.27       N/A
                Class A(*)....................................      N/A   $ 0.225
                Class B(*)....................................      N/A     0.125

- ----------------------------------------------------------------------------------

N/A-not applicable

(*)On February 21, 1995 BancGroup's Class A and Class B Common Stock were reclassified into one class of stock called Common Stock.

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited) (In Thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                            1996          1995
                                                                                          --------      --------
Net cash (used in) provided by operating activities ...................................   ($61,575)     $ 11,688
                                                                                          --------      --------
Cash flows from investing activities:
  Proceeds from maturities of securities available
    for sale ..........................................................................     25,215         1,775
  Proceeds from sales of securities available for sale ................................          1           180
  Purchase of securities available for sale ...........................................    (38,671)       (4,652)
  Proceeds from maturities of investment securities ...................................     10,203         8,054
  Proceeds from sales of investment securities ........................................         19           365
  Purchase of investment securities ...................................................    (10,007)       (3,348)
  Net decrease in short-term securities ...............................................     10,000             -
  Net increase in loans ...............................................................    (72,419)     (131,856)
  Cash received in bank acquisitions ..................................................          -         5,118
  Capital expenditures ................................................................     (5,136)       (1,699)
  Proceeds from sale of other real estate owned .......................................        870           784
  Other, net ..........................................................................          -           (31)
                                                                                          --------      --------
Net cash used in investing activities .................................................    (79,925)     (125,310)
                                                                                          --------      --------
Cash flows from financing activities:

  Net increase in demand, savings, and time deposits ..................................     73,304        77,833
  Net increase in federal funds purchased, repurchase
    agreements and other short-term borrowings ........................................     87,361        78,191
  Proceeds from issuance of long-term debt ............................................        350         5,834
  Repayment of long-term debt .........................................................     (2,104)      (53,644)
  Proceeds from issuance of common stock ..............................................        413           234
  Dividends paid ......................................................................     (3,711)       (2,113)
                                                                                          --------      --------
Net cash provided by financing activities .............................................    155,613       106,335
                                                                                          --------      --------
Net increase (decrease) in cash and cash equivalents ..................................     14,113        (7,287)
Cash and cash equivalents at beginning of year ........................................    132,161       131,997
Cash and cash equivalents at March 31 .................................................   $146,274      $124,710
                                                                                          --------      --------
Supplemental Disclosure of cash flow information:

  Cash paid during the three months for:
    Interest ..........................................................................  $  34,266      $ 25,219
    Income taxes ......................................................................         31         1,300

Non-cash investing activities:
  Transfer of loans to other real estate ..............................................  $   1,659      $  1,476
  Origination of loans for the sale of other real estate ..............................        164           277

Non-cash financing activities:
  Conversion subordinated debentures to common stock ..................................  $   7,656             -
  Assets acquired in business combinations ............................................          -      $ 55,136
  Liabilities assumed in business combinations ........................................          -        48,928


See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1995 annual report except as discussed herein in Note D. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1995 annual report.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the interim periods ended March 31, 1996 and 1995. All 1996 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - ACQUISITIONS

         On April 19, 1996 BancGroup's subsidiary Colonial Bank purchased approximately $31 million in assets and assumed approximately $31 million in liabilities of the Enterprise, Alabama branch of First Federal Bank of Tuscaloosa.

         On December 21, 1995 BancGroup entered into a definitive agreement to merge Commercial Bancorp of Georgia into Colonial BancGroup. Commercial Bancorp's subsidiary, Commerial Bank of Georgia ("Commercial"), will become a wholly owned subsidiary of BancGroup. Commercial has assets of approximately $235 million and deposits and other liabilities of approximately $215 million. Commercial operates seven full-service offices in the northern area of metropolitan Atlanta.

         On January 22, 1996 BancGroup entered into a definitive agreement to merge Dothan Federal Savings Bank ("Dothan Federal") into Colonial Bank.
Dothan Federal has approximately $49 million in assets and deposits and other liabilities of approximately $45 million. Dothan Federal has one branch office in Dothan, Alabama.

         On February 15, 1996 BancGroup entered into a definitive agreement to merge Southern Banking Corporation into BancGroup. Southern Banking Corporation's subsidiary Southern Bank of Central Florida ("Southern") will become a wholly-owned subsidiary of BancGroup. Southern has approximately $229 million in assets and deposits and other liabilities of approximately $212 million. Southern operates eight branch locations in three counties comprising the Orlando, Florida metropolitan area.

NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes, Continued

NOTE D - ACCOUNTING CHANGE

         BancGroup adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.

         SFAS No. 123, Accounting for Stock-Based Compensation defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. BancGroup has elected to continue to measure the compensation cost for their stock option plans under the provisions of APB Opinion 25.

         The adoption of SFAS 121 and 123 did not result in any adjustments to BancGroup earnings during the three months ended March 31, 1996.

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed from December 31, 1995 to March 31, 1996 as follows (in thousands):

                                                                   Increase
                                                              -----------------
                                                               Amount       %
                                                              --------   -----
                          Total assets                         183,176    4.9%
                          Securities                             2,015    0.5%
                          Mortgage loans held
                           for sale                             83,186   75.3%
                          Loans, net of
                           unearned income                      70,044    2.4%
                          Deposits                              73,304    2.6%

Securities:

         Investment securities and securities available for sale have increased $2.0 million from December 31, 1995 to March 31, 1996. The increase in securities is from the maturities and purchases of securities resulting from the normal funding operations of the Company.

Loans and Mortgage Loans Held for Sale:

         The increase in loans, net of unearned income, of $70 million is from internal loan growth at an annualized rate of 10%. Loans increased at a 25% internal growth rate for the full year in 1995.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $308.0 million and $69.8 million and sales thereof amounted to approximately $224.8 million and $68.9 million for the three months ended March 31, 1996 and 1995, respectively. The increase in orginations was primarily due to the lower rates in December and January which resulted in refinancings as well as new originations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.

GROSS LOANS BY CATEGORY                                March 31,              Dec. 31,              March 31,
(In thousands)                                            1996                  1995                  1995
- --------------------------------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                                           $  385,604            $  362,991            $  318,716
Real estate-commercial                                     652,038               623,805               576,853
Real estate-construction                                   251,043               234,487               169,750
Real estate-residential                                  1,405,690             1,411,380               961,277
Installment and consumer                                   206,901               199,481               188,357
Other                                                       44,521                43,667                40,757

- --------------------------------------------------------------------------------------------------------------

Total loans                                             $2,945,797            $2,875,811            $2,255,710

- --------------------------------------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                                                 13.1%                 12.6%                 14.1%
Real estate-commercial                                        22.1%                 21.7%                 25.6%
Real estate-construction                                       8.5%                  8.2%                  7.5%
Real estate-residential                                       47.7%                 49.1%                 42.6%
Installment and consumer                                       7.1%                  6.9%                  8.4%
Other                                                          1.5%                  1.5%                  1.8%

- --------------------------------------------------------------------------------------------------------------

                                                             100.0%                100.0%                100.0%

- --------------------------------------------------------------------------------------------------------------

         Loans secured by commercial real estate and other commercial loans increased $28 million and $23 million, respectively during the first three
months of 1996.   These loans continue to be a significant source of loan
growth, and are concentrated in various geographic market areas in Alabama. The decrease in real estate - residential loans of $6 million is due to normal run-off.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                                         Three Months           Year               Three Months
                                                            Ended               Ended                 Ended
                                                          March 31,            Dec. 31,             March 31,
(In thousands)                                               1996                1995                 1995
- --------------------------------------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                                          $36,912             $33,410              $33,410
Charge-offs:
   Commercial, financial, and
    agricultural                                                 397               2,211                  661
   Real estate-commercial                                        602                 339                  267
   Real estate-construction                                       23                  44                   --
   Real estate-residential                                        90                 263                   35
   Installment and consumer                                      525               2,320                  309
   Other                                                          64                 163                   19

- --------------------------------------------------------------------------------------------------------------
Total charge-offs                                              1,701               5,340                1,291
- --------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and
    agricultural                                                  82                 698                  137
   Real estate-commercial                                      1,126                  26                   --
   Real estate-construction                                        1                  11                   --
   Real estate-residential                                        84                 159                   90
   Installment and consumer                                      421               1,294                  368
   Other                                                          19                  45                    1

- --------------------------------------------------------------------------------------------------------------
Total recoveries                                               1,733               2,233                  596
- --------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                     (32)              3,107                  695
Addition to allowance charged to
 operating expense                                             1,499               5,480                1,068
Allowance added from bank
 acquisitions                                                     --               1,129                  312

- --------------------------------------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                                        $38,443             $36,912              $34,095
- --------------------------------------------------------------------------------------------------------------


THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good at 0.85% of net loans and other real estate. Nonperforming assets have increased $2.7 million from December 31, 1995. The increase in nonperforming assets is $1.7 million from nonaccrural loans and $1 million in other real estate. The increases in nonaccrual loans and other real estate is from various credits primarily located in Alabama and Georgia. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.31% of loans at March 31, 1996. The increase in allowance since year end has been due to provisions in excess of net charge-offs totaling $1.5 million. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                                    March 31,      Dec. 31,      March 31,
                                                      1996           1995          1995
- -----------------------------------------------------------------------------------------
Nonaccrual loans                                     $14,279       $12,600      $ 7,067
Restructured loans                                     1,035         1,035        1,311
- -----------------------------------------------------------------------------------------
  Total nonperforming loans                           15,314        13,635        8,378
Other real estate owned                                9,785         8,781        8,748
- -----------------------------------------------------------------------------------------
  Total nonperforming assets*                        $25,099       $22,416      $17,126
- -----------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                           $ 3,020       $ 1,029      $ 2,185
Net charge-offs (recoveries)
 year-to-date                                            (32)        3,107          695
- -----------------------------------------------------------------------------------------
RATIOS
Period end:
  Total nonperforming assets as
   a percent of net loans and
   other real estate                                    0.85%         0.78%        0.76%
  Allowance as a percent of net
   loans                                                1.31%         1.28%        1.51%
  Allowance as a percent of
   nonperforming assets*                                 153%          165%         199%
  Allowance as a percent of
   nonperforming loans                                   251%          271%         407%
For the period ended:
  Net charge-offs (recoveries)
  as a percent of average net
  loans-(annualized basis)                             (0.01)%        0.13%        0.13%
- -----------------------------------------------------------------------------------------
*Excludes loans contractually past due 90 days for which interest is being accrued.


THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $132 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 1996 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $15,314,000 will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                    March 31,     Dec. 31,     March 31,
(In thousands)                                        1996          1995         1995
- -----------------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                                        $ 6,832       $ 6,915      $ 6,796
Real estate-commercial                                12,025        12,306       11,295
Real estate-construction                               5,767         5,593        3,067
Real estate-mortgage                                   7,028         7,057        9,613
Installment and consumer                               3,755         2,853        2,099
Other                                                  3,036         2,188        1,225
- -----------------------------------------------------------------------------------------
TOTAL                                                $38,443       $36,912      $34,095
- -----------------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. To assist in funding a projected 10% annualized growth in loans, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $800 million with only $515 million outstanding at March 31, 1996. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 103.2% at December 31, 1995 and 103.0% at March 31, 1996. In 1995, BancGroup
initiated a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.05% to 5.65% maturing in 6 to 24 month periods. At March 31, 1996, $75 million are outstanding under this program. Rate sensitivity is also constantly monitored. BancGroup's one year asset/liability gap is comparable to December 31, 1995 at slightly above negative 9% of assets as of March 31, 1996.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tangible capital for BancGroup at March 31, 1996 consists of $268.2 million of equity less $25.8 million in intangibles providing a 6.42% leverage ratio at March 31, 1996 compared to 6.19% at December 31, 1995. The ratio of shareholders' equity to total assets at March 31, 1996 was 6.83% as compared to 6.77% at December 31, 1995. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.27 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995:

SUMMARY:

         BancGroup's net income increased $2,753,000 from $8,301,000 or $0.67 per fully diluted share to $11,054,000 or $0.80 per fully diluted share for the three months ended March 31, 1995 and 1996, respectively. This increase is primarily attributable to increases in interest earning assets and noninterest income partially off-set by a lower interest spread and increases in loan loss provision and noninterest expense.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES                                                   Three Months Ended March 31,
(Unaudited)                                                 ------------------------------------------------------------

                                                                           1996                          1995
                                                            ------------------------------  ----------------------------
                                                                 Average                       Average
(Dollars in thousands)                                           Volume   Interest   Rate      Volume   Interest  Rate
- ------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net.............................................      $2,900,975 $63,595    8.80%   $2,150,112 $47,499    8.96%
  Mortgage loans held for sale...........................         123,470   2,035    6.59%       41,429     836    8.08%
  Investment securities and securities
    available for sale...................................         428,621   6,750    6.31%      402,770   6,209    6.19%
  Other interest-earning assets..........................          15,826     182    4.62%        4,434      66    6.07%
- ---------------------------------------------------------------------------------            ------------------
  Total interest-earning assets(1).......................       3,468,892 $72,562    8.40%    2,598,745 $54,610    8.50%
- ---------------------------------------------------------------------------------            ------------------
  Nonearning assets......................................         328,460                       252,358
- -------------------------------------------------------------------------                    ----------
    Total assets.........................................      $3,797,352                    $2,851,103
- ------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits..............................      $2,347,916 $29,571    5.07%   $1,834,760 $20,502    4.53%
  Short-term borrowings..................................         609,845   8,361    5.51%      345,466   5,152    5.99%
  Long-term debt.........................................          39,440     648    6.57%       62,546   1,177    7.53%
- ---------------------------------------------------------------------------------            ------------------
  Total interest-bearing liabilities.....................       2,997,201 $38,580    5.18%    2,242,772 $26,831    4.84%
- ---------------------------------------------------------------------------------            ------------------
  Noninterest-bearing demand deposits....................         476,014                       373,451
  Other liabilities......................................          61,664                        38,758
- -------------------------------------------------------------------------                    ----------
  Total liabilities......................................       3,534,879                     2,654,981
  Shareholders' equity...................................         262,473                       196,122
- -------------------------------------------------------------------------                    ----------
Total liabilities and shareholders' equity...............      $3,797,352                    $2,851,103
- ------------------------------------------------------------------------------------------------------------------------
Rate differential........................................                            3.22%                         3.66%

Net yield on interest-earning assets.....................                 $33,982    3.94%              $27,779    4.34%
- ------------------------------------------------------------------------------------------------------------------------


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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED MARCH 31, 1996

(Dollars in thousands)                           Three Months Ended March 31,
                                                    1996 Change from 1995
                                                 ----------------------------
                                                              Due to (1)
                                                   Total     Volume   Rate
                                                  -------  --------- ------
  Interest Income:

  Total Loans, net                                $16,096  $41,628 ($25,532)

  Mortgage loans held for sale                      1,199    5,640   (4,441)

  Investment securities and securities
   available for sale                                 541      416      125

  Other interest earning assets                       116      580     (464)
                                                  -------  ------- --------
  Total interest income (2)                        17,952   48,264  (30,312)
                                                  -------  ------- --------

  Interest Expense:

  Interest bearing deposits                         9,069    6,353    2,716

  Short-term borrowings                             3,209   14,980  (11,771)

  Long-term debt                                     (529)    (394)    (135)
                                                  -------  ------- --------
  Total interest expense                           11,749   20,939   (9,190)
                                                  -------  ------- --------

Net interest income                               $ 6,203  $27,325 ($21,122)
                                                  -------  ------- --------


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

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $6.2 million to $34.0 million for the quarter ended March 31, 1996 from $27.8 million for the quarter ended March 31, 1995. The net yield on interest earning assets decreased from 4.34% to 3.94% for the three months ended March 31, 1995 and 1996, respectively, while the rate differential decreased from 3.66% to 3.22% for the three month period ended March 31, 1995 compared to 1996.

         As reflected on the previous table the increase for the three months was primarily attributable to loan growth offset by decreasing rates. The prime rate decreased from 9% in February 1995 to 8.5% in December 1995 to 8.25% in February 1996. The increase in deposit rates is primarily due to competition in the market for time deposits as well as the acquisition of Mt. Vernon Federal Savings Bank, a thrift, in the fourth quarter.

LOAN LOSS PROVISION:

         The provision for loan losses for the first three months of 1996 was $1,499,000 compared to $1,067,000 for the same period in 1995. Asset quality has remained very good. The current allowance for loan losses provides a 153% coverage of nonperforming assets compared to 165% at December 31, 1995 and 199% at March 31, 1995. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         The increase in noninterest income for the first quarter of 1996 compared to the first quarter of 1995 of $4.7 million is primarily due to increased mortgage servicing related fee income of $1.6 million, additional fees on deposit accounts of $0.7 million, and $2.2 million in other income primarily related to the sale of mortgage loans.

         Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $9.8 billion servicing portfolio as well as loan originations from its 8 regional offices. Colonial Mortgage originates loans in 20 states. This noninterest income was $8.7 million and $5.0 for the three months ended March 31, 1996 and 1995, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $14.9 million and $13.3 million for the three months ended March 31,1996 and 1995, respectively.

         Salary and benefit expense increased $1.6 million for the three months ended March 31, 1996, as compared to the same period in 1995. This increase was due primarily to $900,000 from acquisitions and $340,000 from increases in staff by Colonial Mortgage, attributable to the higher levels of loan originations experienced in the first quarter of 1996. The remaining increase is primarily due to normal wage increases.

         The remaining increase in other noninterest expenses has been due to increased amortization of mortgage servicing rights, acquisition expenses, advertising, public relations and donations as well as increases of other miscellaneous expenses. These increases were somewhat off-set by a reduction in the Bank Insurance Fund (BIF) deposit assessment from $.23 per $100 in deposits for the three months ended March 31, 1995 to $0 per $100 in deposits for the same period in 1996.

OTHER INFORMATION:

        BancGroup's subsidiary banks pay deposit insurance premiums to the Savings Association Insurance Fund (SAIF) in addition to the BIF premiums previously discussed. These deposits came from BancGroup's acquisitions of savings association institutions. Legislation is currently pending in Congress to recapitalize the SAIF with a special one time charge estimated to be approximately .75% of the deposits insured by SAIF. This recapitalization would allow a reduction in the current .23% average annual premium rate. BancGroup currently has approximately $764 million, after adjusting for certain allowances in the current proposal, which would be subject to the special assessment. The additional assessment is estimated to be approximately $5.7 million.


PROVISION FOR INCOME TAXES:

          BancGroup's provision for income taxes is based on an approximately 35.4% and 35% estimated annual effective tax rate for the years 1996 and 1995, respectively. The provision for income taxes for the three months ended March 31, 1996 and 1995 was $6,058,000 and $4,471,000, respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:  Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4: Submission of Matters to a Vote of Security Holders - On April 17, 1996 the annual meeting of the shareholders of Colonial BancGroup was held; shareholders present at such meeting, by proxy or in person, elected the following directors:


         Term expires in 1999:

                                              For               Against              Withhold
                                           ---------            -------             ----------
         Young J. Boozer                   7,829,156            14,306                56,259
         William Britton                   7,889,593             5,019                 5,109
         Patrick F. Dye                    7,873,862            20,650                 5,209
         D. B. Jones                       7,890,593             4,019                 5,109
         Milton E. McGregor                7,861,033            32,880                 5,809
         Jack H. Rainer                    7,873,876            20,736                 5,109


         In addition to the foregoing the following directors will continue to serve.

         Term expires in 1997:

         Jerry J. Chesser
         John Ed Mathison
         Joe D. Mussafer
         William E. Powell, III
         Frances E. Roper
         Ed V. Welch

         Term expires in 1998:

         Augustus K. Clements, III
         Robert S. Craft
         Clinton O. Holdbrooks
         Harold D. King
         Robert E. Lowder
         John C.H. Miller, Jr.



         Exhibit 11- Calculation of earnings per share (attached)

Item 5:  Other Events - N/A

Item 6: Exhibits and Reports on Form 8-K - No reports on form 8-K were filed during the three months ended March 31, 1996.

         Exhibit 27 - Financial Data Schedule (for SEC use only)

COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
March 31, 1996
(Unaudited)(In thousands, except per share amounts)

                                                                      EXHIBIT 11



                                                   Primary       Fully Diluted
                                                   -------       -------------
Net income                                         $11,054            $11,054

Interest expense on $9,333,000, 7.50%
  convertible subordinated debentures                                     183

Tax effect @ 35.40% for the quarter                                       (65)
                                                   -------            -------
Net income                                         $11,054            $11,172
                                                   -------            -------





Average shares outstanding                          13,441             13,441
Effect of stock options                                105                105
                                                   -------            -------
Primary average shares outstanding                  13,546             13,546
                                                   -------            -------

Contingent shares:
  Addtional effect of stock options                                         4

  Effect of convertible debentures:
  $9,333,000 / $28.00                                                     334
                                                                      -------
Fully diluted average shares outstanding                               13,884
                                                                      -------

Earnings per share:
                                                   -------            -------
Net income                                         $  0.82            $  0.80
                                                   -------            -------

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By:
    ------------------------------------
         W. Flake Oakley
         Chief Financial Officer, Secretary & Treasurer


Date: May 15, 1996
      ------------

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By: /s/ W. Flake Oakley
    -------------------------------------------
    W. Flake Oakley
    Chief Financial Officer, Secretary & Treasurer


Date:   May 15, 1996
        ------------