Form 10-Q
period 1996-06-30
COLONIAL BANCGROUP INC
filed 1996-08-14
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996.

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


Shares of common stock ($2.50 par value) outstanding at July 31, 1996 was 16,264,504.

                                 Part I, Item 1

                  Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                               June 30,    December 31,  June 30,
(Dollars in thousands, except per share amounts)                                 1996         1995         1995
- ------------------------------------------------------------------------------------------------------------------
Assets:

Cash and due from banks...........................................           $  114,758   $  126,777   $  139,775
Interest-bearing deposits in banks................................                2,189        5,384        3,036
Federal funds sold................................................                    -            -            -
Securities available for sale.....................................              157,347      159,863      117,299
Investment securities.............................................              284,857      269,493      317,028
Mortgage loans held for sale......................................              165,925      110,486      164,846
Loans, net of unearned income.....................................            3,131,562    2,875,581    2,433,495
Less:
  Allowance for possible loan losses..............................              (39,175)     (36,912)     (35,095)

- ------------------------------------------------------------------------------------------------------------------
Loans, net........................................................            3,092,387    2,838,669    2,398,400
Premises and equipment............................................               59,853       55,161       47,571
Excess of cost over tangible and identified intangible
  assets acquired, net............................................               27,118       26,262       18,391
Mortgage servicing rights.........................................               92,511       80,053       67,582
Other real estate owned...........................................                8,492        8,781        9,481
Accrued interest and other assets.................................               63,633       60,288       56,738

- ------------------------------------------------------------------------------------------------------------------
Total.............................................................           $4,069,070   $3,741,217   $3,340,147

- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Deposits..........................................................           $2,960,397   $2,785,958   $2,452,008
FHLB short-term borrowings........................................              565,000      465,000      430,000
Other short-term borrowings.......................................              146,254      132,256      122,650
Subordinated debt.................................................                8,082       17,121       17,458
Other long-term debt..............................................               26,147       29,038       24,428
Other liabilities.................................................               85,159       58,696       78,097

- ------------------------------------------------------------------------------------------------------------------
Total liabilities.................................................            3,791,039    3,488,069    3,124,641

- ------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued
  Common Stock, $2.50 par value; 44,000,000 shares
   authorized, 13,601,589, 13,084,721 and 12,239,384 shares issued and outstanding at June 30, 1996, December 31, 1995 and
   June 30, 1995, respectively....................................               34,004       32,712       30,598
  Additional paid in capital......................................              145,807      137,107      115,982
  Retained earnings...............................................              100,102       83,315       68,729
  Unearned compensation...........................................                 (740)        (822)          -
  Unrealized losses on securites available  for sale, net of taxes               (1,142)         836          197

- ------------------------------------------------------------------------------------------------------------------
Total shareholders' equity........................................              278,031      253,148      215,506

- ------------------------------------------------------------------------------------------------------------------
Total.............................................................           $4,069,070   $3,741,217   $3,340,147

- ------------------------------------------------------------------------------------------------------------------

See notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES                    Six Months Ended   Three Months Ended
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)               June 30,            June 30,
                                                                ------------------  ------------------

(Dollars in thousands, except per share amounts)                   1996    1995       1996      1995
- ------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans.................................... $134,544  $102,039   $69,219   $54,008
Interest on investments.......................................   13,198    12,384     6,719     6,472
Other interest income.........................................      301       250       119       184

- ------------------------------------------------------------------------------------------------------
Total interest income.........................................  148,043   114,673    76,057    60,664

- ------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................................   58,813    44,304    29,242    23,802
Interest on short-term borrowings.............................   18,289    12,583     9,928     7,431
Interest on long-term debt....................................    1,275     2,037       627       860

- ------------------------------------------------------------------------------------------------------
Total interest expense........................................   78,377    58,924    39,797    32,093

- ------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for
  Possible Loan Losses........................................   69,666    55,749    36,260    28,571
Provision for possible loan losses............................    3,231     2,165     1,732     1,098

- ------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................................   66,435    53,584    34,528    27,473

- ------------------------------------------------------------------------------------------------------
Noninterest Income:
Mortgage servicing and origination fees.......................   13,683    11,072     6,830     5,852
Service charges on deposit accounts...........................    8,273     6,663     4,246     3,374
Other charges, fees and commissions...........................    1,955     1,654     1,047       824
Securities gains, net.........................................      112         5        (2)        -
Other income..................................................    7,287     4,416     4,414     3,697

- ------------------------------------------------------------------------------------------------------
Total noninterest income......................................   31,310    23,810    16,535    13,747

- ------------------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................................   22,687    19,091    11,445     9,495
Occupancy expense of bank premises, net.......................    5,049     4,331     2,561     2,189
Furniture and equipment expenses..............................    5,021     4,004     2,521     2,044
Amortization of mortgage servicing rights.....................    5,716     3,733     2,974     2,031
Amortization of intangible assets.............................      890       610       453       322
Other expense.................................................   20,974    16,986    10,813     9,272

- ------------------------------------------------------------------------------------------------------
Total noninterest expense.....................................   60,337    48,755    30,767    25,353

- ------------------------------------------------------------------------------------------------------
Income before income taxes                                       37,408    28,639    20,296    15,867
Applicable income taxes.......................................   13,243    10,088     7,185     5,617

- ------------------------------------------------------------------------------------------------------
Net Income....................................................  $24,165   $18,551   $13,111   $10,250

- ------------------------------------------------------------------------------------------------------

Earnings per share:
 Primary......................................................  $  1.77   $  1.52   $  0.96   $  0.83
 Fully diluted................................................     1.75      1.47      0.95      0.80

Dividends paid: Common Stock..................................  $  0.54   $ 0.225   $  0.27   $ 0.225
                Class A*......................................      N/A     0.225       N/A       N/A
                Class B*......................................      N/A     0.125       N/A       N/A

- ------------------------------------------------------------------------------------------------------

N/A-not applicable

*On February 21, 1995 BancGroup's Class A and Class B Common Stock were reclassified into one class of stock called Common Stock.

See notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flow
(Unaudited)(In Thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                   1996                 1995
                                                                 --------             --------
Net cash (used in) operating activities                          $(10,540)            $(61,981)
                                                                 --------             --------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale        43,126                3,889
  Proceeds from sales of securities available for sale                  1                   25
  Purchase of securities available for sale                       (43,914)             (29,562)
  Proceeds from maturities of investment securities                47,163               51,217
  Proceeds from sales of investment securities                         19                 -
  Purchase of investment securities                               (72,600)             (35,889)
  Net decrease in short-term securities                            10,000                 -
  Net increase in loans                                          (239,099)            (310,346)
  Cash received in bank acquisitions                                7,034                5,118
  Capital expenditures                                             (8,144)              (4,076)
  Proceeds from sale of other real estate owned                     3,784                2,253
  Other, net                                                            1                  (32)
                                                                 --------             --------

Net cash used in investing activities                            (252,629)            (317,403)
                                                                 --------             --------

Cash flows from financing activities:

  Net increase in demand, savings, and time deposits              143,445              234,500
  Net increase in federal funds purchased, repurchase
    agreements and other short-term borrowings                    113,992              208,095
  Proceeds from issuance of long-term debt                            350                5,834
  Repayment of long-term debt                                      (3,179)             (53,927)
  Proceeds from issuance of common stock                              725                  560
  Dividends paid                                                   (7,378)              (4,864)
                                                                 --------             --------

Net cash provided by financing activities                         247,955              390,198
                                                                 --------             --------

Net (decrease) increase in cash and cash equivalents              (15,214)              10,814

Cash and cash equivalents at beginning of year                    132,161              131,997
                                                                 --------             --------

Cash and cash equivalents at June 30                             $116,947             $142,811
                                                                 ========             ========

Supplemental Disclosure of cash flow information:

  Cash paid during the six months for:
    Interest                                                     $ 79,328             $ 54,943
    Income taxes                                                   12,443               11,304

Non-cash investing activities:
   Transfer of loans to other real estate                        $  3,309             $  3,591
   Origination of loans from the sale of other real estate            205                  435

Non-cash financing activities:
  Conversion of subordinated debentures to common stock          $  8,914                 -
  Assets acquired in business combinations                         24,394             $ 55,136
  Liabilities assumed in business combinations                     31,428               48,928

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1995 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1995 annual report.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the interim periods ended June 30, 1996 and 1995. All 1996 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - ACQUISITIONS

         On April 19, 1996 BancGroup's subsidiary Colonial Bank purchased approximately $31 million in assets and assumed approximately $31 million in liabilities of the Enterprise, Alabama branch of First Federal Bank of Tuscaloosa.

         On July 3, 1996 BancGroup completed the acquisition of Commercial Bancorp of Georgia. Commercial Bancorp's subsidiary, Commerial Bank of Georgia ("Commercial"), became a wholly owned subsidiary of BancGroup. Commercial has assets of approximately $233 million and deposits and other liabilities of approximately $212 million. Commercial operates seven full-service offices in the northern area of Atlanta.

         On July 3, 1996 BancGroup completed the acquisition of Southern Banking Corporation. Southern Banking Corporation's subsidiary Southern Bank of Central Florida ("Southern")became a wholly-owned subsidiary of BancGroup. Southern has approximately $232 million in assets and deposits and other liabilities of approximately $214 million. Southern operates eight branch locations in the three county Central Florida area.

         Both the Commercial and Southern mergers were accounted for as poolings of interest. Please refer to the restated financial information included herein as Supplemental Information under Item 6 Exhibit 99.

         On July 8, 1996 BancGroup completed the acquisition of Dothan Federal Savings Bank ("Dothan Federal"). Dothan Federal has approximately $49 million in assets and deposits and other liabilities of approximately $45 million. Dothan Federal has one branch office in Dothan, Alabama. The Dothan acquisition was accounted for as a purchase with the issuance of 77,345 shares of BancGroup Common Stock and paid $2.6 million in cash to Dothan Federal shareholders.

         On July 23, 1996, BancGroup entered into a definitive agreement to merge Tomoka Bancorp into Colonial BancGroup. Tomoka Bancorp's subsidiary Tomoka State Bank ("Tomoka") based in Ormond Beach, Florida will be merged into BancGroup's Florida subsidiary, Colonial Bank, headquartered in Orlando. Tomoka has assets of approximately $73 million and deposits and other liabilities of approximately $67 million. Tomoka currently has four offices located in Ormond Beach, New Smyrna Beach, Pierson and Port Orange, Florida.

         On July 25, 1996, BancGroup entered into a definitive agreement to merge First Family Financial Corporation ("First Family") into Colonial BancGroup. First Family Financial Corporation's subsidiary First Family Bank, FSB, based in Eustis, Florida, will become a wholly-owned subsidiary of Colonial BancGroup. First Family has assets of approximately $156 million and deposits and other liabilities of approximately $147 million. First Family has five offices and another scheduled to open in August. All six offices are located in Lake County, Florida and considered part of the Orlando Metropolitan area.

         On August 2, 1996, BancGroup signed a letter of intent to merge Dalton Whitfield Bankshares ("Bankshares") into Colonial BancGroup. Bankshares' subsidiary bank, Dalton Whitfield Bank & Trust of Dalton, Georgia will be merged into BancGroup's Georgia subsidiary, Colonial Bank, headquartered in Atlanta; Bankshares has assets of approximately $139.7 million and deposits and other liabilities $129.3 million. Bankshares currently has two offices located in Dalton and a third office is scheduled to open in October.

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

         The adoption of SFAS 121 and 123 did not result in any adjustments to BancGroup earnings during the six months ended June 30, 1996.

         In June 1996 the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement distinguishes between transfers that are sales and those that are secured borrowings.


         SFAS No. 125 also provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements, loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities.

         This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management does not believe that the adoption of SFAS No. 125 will have a material impact on BancGroup's financial statements.

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed from December 31, 1995 to June 30, 1996 as follows (in thousands):


                                                    Increase (Decrease)
                                                    -------------------
                                                    Amount          %
                                                    ------        -----
                Total assets                      $327,853          8.8%
                Securities                          12,848          3.0%
                Mortgage loans held
                 for sale                           55,439         50.2%
                Loans, net of
                 unearned income                   255,981          8.9%
                Deposits                           174,439          6.3%

Securities:

         Investment securities and securities available for sale have increased $12.8 million from December 31, 1995 to June 30, 1996. The increase in securities included the purchase of $7.7 million of FHLB Stock with the remainder from the maturities and purchases of securities resulting from the normal funding operations of the Company.

Loans and Mortgage Loans Held for Sale:

         The increase in loans, net of unearned income, of $256 million is primarily from internal loan growth of $233 million at an annualized rate of 16%. The remaining increase of $23 million resulted from the purchase of assets of the Enterprise, Alabama branch of First Federal Bank of Tusculoosa. Loans increased at a 25% internal growth rate for the full year in 1995.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $702.8 million and $259.9 million and sales thereof amounted to approximately $647.4 million and $155.6 million for the six months ended June 30, 1996 and 1995, respectively. The increase in originations was primarily due to the lower rates which resulted in refinancings as well as new originations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.


GROSS LOANS BY CATEGORY              June 30,      Dec. 31,     June 30,
(In thousands)                         1996          1995         1995
- ---------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                      $  393,931   $  362,991    $  338,964
Real estate-commercial                664,740      623,805       587,824
Real estate-construction              256,347      234,487       190,199
Real estate-residential             1,556,732    1,411,380     1,075,086
Installment and consumer              215,343      199,481       195,624
Other                                  44,591       43,667        46,124

- ---------------------------------------------------------------------------------

Total loans                        $3,131,684   $2,875,811    $2,433,821

- ---------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                            12.6%        12.6%         13.9%
Real estate-commercial                   21.2%        21.7%         24.2%
Real estate-construction                  8.2%         8.2%          7.8%
Real estate-residential                  49.7%        49.1%         44.2%
Installment and consumer                  6.9%         6.9%          8.0%
Other                                     1.4%         1.5%          1.9%

- ---------------------------------------------------------------------------------

                                        100.0%       100.0%        100.0%

- ---------------------------------------------------------------------------------

         Loans collateralized by commercial real estate and other commercial loans increased $41 million and $31 million, respectively during the first six months of 1996. Loans secured by residential real estate increased $145 million. These loan categories continue to be a significant source of loan growth and are concentrated in various areas in Alabama and with regard to residential real estate also in the metropolitan Atlanta market in Georgia.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                                          Six Months            Year               Six Months
                                                            Ended               Ended                 Ended
                                                           June 30,            Dec. 31,             June 30,
(In thousands)                                               1996                1995                 1995
- ----------------------------------------------------------------------------------------------------------------

Allowance for possible loan
 losses - January 1                                          $36,912             $33,410              $33,410
Charge-offs:
   Commercial, financial, and
    agricultural                                                 910               2,211                  859
   Real estate-commercial                                        629                 339                  267
   Real estate-construction                                      745                  44                   23
   Real estate-residential                                       136                 263                   77
   Installment and consumer                                    1,254               2,320                  602
   Other                                                         121                 163                   76

- ----------------------------------------------------------------------------------------------------------------
Total charge-offs                                              3,795               5,340                1,904

- ----------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and
    agricultural                                                 592                 698                  259
   Real estate-commercial                                      1,089                  26                    1
   Real estate-construction                                        1                  11                   10
   Real estate-residential                                       140                 159                  117
   Installment and consumer                                      735               1,294                  705
   Other                                                          44                  45                   20

- ----------------------------------------------------------------------------------------------------------------
Total recoveries                                               2,601               2,233                1,112

- ----------------------------------------------------------------------------------------------------------------
Net charge-offs                                                1,194               3,107                  792
Addition to allowance charged to
 operating expense                                             3,231               5,480                2,165
Allowance added from bank
 acquisitions                                                    226               1,129                  312

- ----------------------------------------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                                        $39,175             $36,912              $35,095
- ----------------------------------------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good at 0.64% of net loans and other real estate. Nonperforming assets have decreased $2.2 million from December 31, 1995. The decrease in nonperforming assets is $1.9 million from nonaccrural loans and $0.3 million in other real estate. The decrease in nonaccrual loans and other real estate is from various credits primarily located in Alabama and Georgia. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.25% of loans at June 30, 1996. The increase in allowance since year end has been due to provisions in excess of net charge- offs totaling $2 million. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                                     June 30,    Dec. 31,     June 30,
                                                      1996        1995          1995

- ---------------------------------------------------------------------------------------
Nonaccrual loans                                    $10,745     $12,600      $7,363
Restructured loans                                      959       1,035       1,294

- ---------------------------------------------------------------------------------------
  Total nonperforming loans                          11,704      13,635       8,657
Other real estate owned                               8,492       8,781       9,481

- ---------------------------------------------------------------------------------------

  Total nonperforming assets *                      $20,196     $22,416     $18,138

- ---------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                          $ 2,963     $ 1,029     $ 1,840
Net charge-offs (recoveries)

                 year-to-date                         1,194       3,107         792

- ---------------------------------------------------------------------------------------
RATIOS
Period end:
  Total nonperforming assets as
   a percent of net loans and
   other real estate                                   0.64%       0.78%       0.74%
  Allowance as a percent of net
   loans                                               1.25%       1.28%       1.44%
  Allowance as a percent of
   nonperforming assets                                 194%        165%        193%
  Allowance as a percent of
   nonperforming loans                                  335%        271%        405%
For the period ended:
  Net charge-offs
  as a percent of average net
  loans-(annualized basis)                             0.08%       0.13%       0.07%

- ---------------------------------------------------------------------------------------
*  Total does not include loans contractually past due 90 days or more which are still accruing.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $96 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 1996 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $11.7 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                   June 30,    Dec. 31,     June 30,
(In thousands)                                       1996        1995         1995

- ------------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                                       $ 7,312     $ 6,915     $ 6,850
Real estate-commercial                               13,142      12,306      11,132
Real estate-construction                              6,198       5,593       3,127
Real estate-mortgage                                  7,784       7,057      10,751
Installment and consumer                              3,378       2,853       1,957
Other                                                 1,361       2,188       1,278

- ------------------------------------------------------------------------------------

TOTAL                                               $39,175     $36,912     $35,095

- ------------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued


LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. To assist in funding a projected 16% annualized growth in loans, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $850 million with only $565 million outstanding at June 30, 1996. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 103.2% at December 31, 1995 and 105.8% at June 30, 1996. In 1995, BancGroup
initiated a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.05% to 5.65% maturing in 6 to 24 month periods. At June 30, 1996, $125 million is outstanding under this program. Rate sensitivity is also constantly monitored. BancGroup's one year asset/liability gap is comparable to December 31, 1995 at slightly above negative 11% of assets as of June 30, 1996.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tangible capital for BancGroup at June 30, 1996 consists of $279.2 million of equity less $27.1 million in intangibles providing a 6.35% leverage ratio at June 30, 1996 compared to 6.19% at December 31, 1995. The ratio of shareholders' equity to total assets at June 30, 1996 was 6.83% as compared to 6.77% at December 31, 1995. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.27 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

SUMMARY:

         BancGroup's net income increased $2,861,000 from $10,250,000 or $0.80 per fully diluted share to $13,111,000 or $0.95 per fully diluted share for the three months ended June 30, 1995 and 1996, respectively. BancGroup's net income increased $5,614,000 from $18,551,000 or $1.47 per fully diluted share to $24,165,000 or $1.75 per fully diluted share for the six months ended June 30, 1995 and 1996, respectively. These increases are primarily attributable to increases in interest earning assets and noninterest income partially off-set by lower interest spreads and increases in loan loss provision and noninterest expenses.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES                                                           Three Months Ended June 30,
(Unaudited)                                                        -------------------------------------------------------------

                                                                               1996                           1995
                                                                   -----------------------------  ------------------------------
                                                                      Average                        Average
(Dollars in thousands)                                                Volume  Interest   Rate        Volume   Interest   Rate
- --------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net.............................................          $3,039,518   $66,167    8.74%   $2,332,894   $52,842    9.08%
  Mortgage loans held for sale...........................             175,660     3,340    7.61%       75,885     1,479    7.71%
  Investment securities and securities available for sale             437,501     6,980    6.39%      430,358     6,799    6.32%
  Other interest-earning assets..........................               9,784       119    4.86%       12,185       184    5.98%

- ---------------------------------------------------------------------------------------            --------------------
  Total interest-earning assets(1).......................           3,662,463   $76,606    8.39%    2,851,322   $61,304    8.62%

- ---------------------------------------------------------------------------------------            --------------------
  Nonearning assets......................................             334,823                         276,249

- ---------------------------------------------------------------------------------------            ----------
    Total assets.........................................          $3,997,286                      $3,127,571

- --------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits..............................          $2,375,262   $29,242    4.95%   $1,927,703   $23,802    4.95%
  Short-term borrowings..................................             726,811     9,928    5.49%      471,861     7,431    6.23%
  Long-term debt.........................................              36,392       627    6.90%       43,655       860    7.88%

- ---------------------------------------------------------------------------------------            --------------------
  Total interest-bearing liabilities.....................           3,138,465   $39,797    5.10%    2,443,219   $32,093    5.26%

- ---------------------------------------------------------------------------------------            --------------------
  Noninterest-bearing demand deposits....................             508,659                         434,659
  Other liabilities......................................              75,778                          39,709

- -----------------------------------------------------------------------------                      ----------
  Total liabilities......................................           3,722,902                       2,917,587
  Shareholders' equity...................................             274,384                         209,984

- -----------------------------------------------------------------------------                      ----------
Total liabilities and shareholders' equity...............          $3,997,286                      $3,127,571

- --------------------------------------------------------------------------------------------------------------------------------
Rate differential........................................                                  3.29%                           3.36%

Net yield on interest-earning assets.....................                       $36,809    4.04%                $29,211    4.11%

- --------------------------------------------------------------------------------------------------------------------------------


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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED JUNE 30, 1996

(Dollars in thousands)                                Three  Months Ended June
                                                         1996 Change from 19
                                                     ---------------------------
                                                                 Due to (1)
                                                         Total   Volume    Rate

                                                     ---------------------------
  Interest Income:

  Total Loans, net                                    $13,325  $40,249 ($26,924)

  Mortgage loans held for sale                          1,861    2,146     (285)

  Investment securities and securities
   available for sale                                     181      109       72

  Other interest earning assets                           (65)     (33)     (32)
                                                     ---------------------------
  Total interest income (2)                            15,302   42,471  (27,169)
                                                     ---------------------------

  Interest Expense:

  Interest bearing deposits                             5,440    5,440        0

  Short-term borrowings                                 2,497   13,559  (11,062)

  Long-term debt                                         (233)    (133)    (100)
                                                     ---------------------------
  Total interest expense                                7,704   18,866  (11,162)
                                                     ---------------------------

Net interest income                                    $7,598  $23,605 ($16,007)
                                                     ---------------------------


(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and it is allocated between volume change and rate change at the ratio that the absolute the value of each component bears to the absolute value of their total.

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


THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES                                                            Six Months Ended June 30,
(Unaudited)                                                     --------------------------------------------------------------

                                                                              1996                           1995
                                                                -------------------------------  -----------------------------
                                                                  Average                          Average
(Dollars in thousands)                                            Volume   Interest     Rate       Volume  Interest   Rate

- ------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net.............................................       $2,970,246    $129,761    8.77% $2,242,185  $100,340     9.01%
  Mortgage loans held for sale...........................          141,389       5,376    7.60%     58,751     2,316     7.84%
  Investment securities and securities available for sale          433,061      13,730    6.35%    416,716    13,008     6.26%
  Other interest-earning assets..........................           12,805         301    4.71%      8,344       250     6.05%
- --------------------------------------------------------------------------------------           -------------------
  Total interest-earning assets(1).......................        3,557,501    $149,168    8.41%  2,725,996  $115,914     8.56%
- --------------------------------------------------------------------------------------           -------------------
  Nonearning assets......................................          338,238                         263,636
- --------------------------------------------------------------------------                      ----------
    Total assets.........................................       $3,895,739                      $2,989,632
- ------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits..............................       $2,361,590    $ 58,813    5.01% $1,881,702  $ 44,304     4.75%
  Short-term borrowings..................................          668,328      18,289    5.48%    408,741    12,583     6.14%
  Long-term debt.........................................           37,916       1,275    6.73%     53,068     2,037     7.68%
- --------------------------------------------------------------------------------------           -------------------
  Total interest-bearing liabilities.....................        3,067,834    $ 78,377    5.13%  2,343,511  $ 58,924     5.06%
- --------------------------------------------------------------------------------------           -------------------
  Noninterest-bearing demand deposits....................          490,567                         404,265
  Other liabilities......................................           68,720                          39,146
- --------------------------------------------------------------------------                       ---------
  Total liabilities......................................        3,627,121                       2,786,922
  Shareholders' equity...................................          268,618                         202,710
- --------------------------------------------------------------------------                      ----------
Total liabilities and shareholders' equity...............       $3,895,739                      $2,989,632
- ------------------------------------------------------------------------------------------------------------------------------
Rate differential........................................                                 3.28%                          3.50%

Net yield on interest-earning assets.....................                     $ 70,791    3.99%             $ 56,990     4.22%

- ------------------------------------------------------------------------------------------------------------------------------


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


THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(Dollars in thousands)                                Six  Months Ended June 30,
                                                        1996 Change from 1995
                                                     ----------------------------
                                                                 Due to (1)
                                                         Total   Volume    Rate
                                                     ----------------------------
  Interest Income:

  Total Loans, net                                    $29,421  $47,192 ($17,771)

  Mortgage loans held for sale                          3,060    3,550     (490)

  Investment securities and securities
   available for sale                                     722      528      194

  Other interest earning assets                            51      354     (303)
                                                     ----------------------------
  Total interest income (2)                            33,254   51,624  (18,370)
                                                     ----------------------------

  Interest Expense:

  Interest bearing deposits                            14,509   11,945    2,564

  Short-term borrowings                                 5,706   14,160   (8,454)

  Long-term debt                                         (762)    (532)    (230)
                                                     ----------------------------
  Total interest expense                               19,453   25,573   (6,120)
                                                     ----------------------------

Net interest income                                   $13,801  $26,051 ($12,250)
                                                     ----------------------------


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

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $7.6 million to $36.8 million for the quarter ended June 30, 1996 from $29.2 million for the quarter ended June 30, 1995. The net yield on interest earning assets decreased from 4.11% to 4.04% for the three months ended June 30, 1995 and 1996, respectively, while the rate differential decreased from 3.36% to 3.29% for the three month period ended June 30, 1995 compared to 1996.

         Net interest income on a tax equivalent basis increased $13.8 million to $70.8 million for the six months ended June 30, 1996 from $57.0 million for the same period in 1995. The net yield on an interest earning assets decreased from 4.22% to 3.99% for the six months ended June 30, 1995 and 1996, respectively, while the rate differential decreased from 3.50% to 3.28% for the six month period ended June 30, 1995 compared to 1996.

         As reflected on the previous tables the increases for the three and six months were primarily attributable to loan growth offset by decreasing rates. The prime rate decreased from 9% in February 1995 to 8.5% in December in 1995 to 8.25% in February 1996. The increase in deposit rates is primarily due to competition in the market for time deposits as well as the acquisition of Mt. Vernon Federal Savings Bank, a thrift, in the fourth quarter of 1995.

LOAN LOSS PROVISION:

         The provision for loan losses for the first six months of 1996 was $3,231,000 compared to $2,165,000 for the same period in 1995. Asset quality has remained very good. The current allowance for loan losses provides a 194% coverage of nonperforming assets compared to 165% at December 31, 1995 and 193% at June 30, 1995. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         Noninterest income increased $2.8 million for the three months ended June 30, 1996 compared to the same period in 1995. The increase is primarily due to increased servicing related fee income of $1.0 million, additional fees on deposit accounts of $0.9 million, and $0.9 million in other income primarily related to the sale of mortgage loans.

         The increase in noninterest income for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 of $7.5 million is primarily due to $2.6 million in increased mortgage servicing related fee income, $1.6 million in additional fees on deposit accounts, and $3.3 million in other income primarily related to the sale of loans.

         Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $10.1 billion servicing portfolio as well as loan originations from its 8 regional offices. Colonial Mortgage originates loans in 20 states. This noninterest income was

$9.9 million and $18.6 million for the three and six months ended June 30, 1996, respectively compared to $7.6 million and $12.6 million for the three and six months ended June 30, 1995, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $14.2 million and $11.6 million for the three months ended June 30,1996 and 1995, respectively and $29.1 million and $25.0 million for the six months ended June 30, 1996 and 1995, respectively.

     Salary and benefit expense increased $2.0 million and $3.6 million for the three and six months ended June 30, 1996, as compared to the same periods in 1995. The increase for the six months was due primarily to $1.7 million from acquisitions and $770,000 from increases in staff by Colonial Mortgage, attributable to the higher levels of loan originations experienced in the first half of 1996. The remaining increase is primarily due to normal wage increases.

         The increase in other noninterest expenses has been due to increased amortization of mortgage servicing rights, acquisition expenses, advertising, public relations, donations and expenses related to Colonial Mortgage loan pool pay- offs as well as increases of other miscellaneous expenses. These increases were somewhat off-set by a reduction in the Bank Insurance Fund (BIF) deposit assessment from $.23 per $100 in deposits for the six months ended June 30, 1995 to $0 per $100 in deposits for the same period in 1996.

OTHER INFORMATION:

         BancGroup's subsidiary banks pay deposit insurance premiums to the Savings Association Insurance Fund (SAIF) in addition to the BIF premiums previously discussed. These deposits came from BancGroup's acquisitions of savings association institutions. Legislation is currently pending for a one time assessment to fully fund the SAIF fund. BancGroup currently has approximately 30% or $895 million of deposits insured in the SAIF fund. The impact of this additional assessment cannot be accurately determined until the assessments are made by the FDIC.


PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 35.4% and 35.2% estimated annual effective tax rate for the years 1996 and 1995, respectively. The provision for income taxes for the six months ended June 30, 1996 and 1995 was $13,243,000 and $10,088,000, respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:   Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Events - N/A

Item 6: Exhibits and Reports on Form 8-K - Report on Form 8-K was filed on July 18,1996 disclosing financial information and consents of accountants regarding the acquisition of Commercial Bancorp of Georgia and Southern Banking Corporation.

         Exhibit 11 - Computation of Earnings Per Share

         Exhibit 27 - Financial Data Schedule (for SEC use only)

         Exhibit 99 - Supplemental Information reflecting the Restatement of Colonial BancGroup's June 30, 1996 financials to reflect the mergers of Commercial Bancorp of Georgia and Southern Banking Corporation which were accounted for as poolings of interest.

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By: /s/ W. Flake Oakley
   -----------------------------------------
         W. Flake Oakley
         Chief Financial Officer, Secretary & Treasurer


Date:   August 12, 1996
      --------------------