Form 10-Q
period 1996-09-30
COLONIAL BANCGROUP INC
filed 1996-11-14
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.




         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 1996.
                 -------------------

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO                     .
                 --------------------    -------------------

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


Shares of common stock ($2.50 par value) outstanding at October 31, 1996 was 16,309,710.

                                 Part I, Item 1

                  Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CONDITION (Unaudited)
(Dollars in thousands, except per share amounts)

                                                                          September  30,   December 31,    September 30,
                                                                                1996          1995             1995
------------------------------------------------------------------------------------------------------------------------
Assets:                                                                                     (Restated)       (Restated)

Cash and due from banks................................................     $  150,320      $  162,874       $  125,645
Interest-bearing deposits in banks.....................................          4,977           6,270            4,802
Federal funds sold.....................................................                         32,139           36,650
Securities available for sale..........................................        289,378         214,293          136,201
Investment securities..................................................        297,397         284,539          352,483
Mortgage loans held for sale...........................................        161,864         110,486          140,437
Loans, net of unearned income..........................................      3,570,490       3,175,506        2,848,089
Less:
  Allowance for possible loan losses...................................        (45,098)        (41,490)         (39,282)
-----------------------------------------------------------------------------------------------------------------------
Loans, net.............................................................      3,525,392       3,134,016        2,808,807
Premises and equipment.................................................         76,620          65,833           58,470
Excess of cost over tangible and identified intangible
  assets acquired, net.................................................         30,624          29,460           21,438
Mortgage servicing rights..............................................         95,076          80,053           74,489
Other real estate owned................................................          9,246          10,020           10,360
Accrued interest and other assets......................................         72,630          72,212           68,187
-----------------------------------------------------------------------------------------------------------------------
Total..................................................................     $4,713,524      $4,202,195       $3,837,969
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Deposits...............................................................     $3,561,923      $3,204,260       $2,935,768
FHLB short-term borrowings.............................................        580,000         465,000          420,000
Other short-term borrowings............................................        134,918         132,256          106,418
Subordinated debt......................................................          7,760          17,113           17,410
Other long-term debt...................................................         24,605          29,150           24,070
Other liabilities......................................................         74,401          64,952           74,265
-----------------------------------------------------------------------------------------------------------------------

Total liabilities......................................................      4,383,607       3,912,731        3,577,931
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued............................................
  Common Stock, $2.50 par value; 44,000,000 shares
   authorized, 16,296,730, 15,519,688 and 14,683,701 shares issued and outstanding at September 30, 1996, December 31, 1995 and
   September 30, 1995, respectively....................................         40,742          38,799           36,709
  Additional paid in capital...........................................        172,413         159,434          138,525
  Retained earnings....................................................        118,465          90,886           84,677
  Unearned compensation................................................           (699)           (822)
  Unrealized losses on securites available for sale, net of taxes......         (1,004)          1,167              127
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity.............................................        329,917         289,464          260,038
-----------------------------------------------------------------------------------------------------------------------
Total..................................................................     $4,713,524      $4,202,195       $3,837,969
-----------------------------------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the July 3, 1996 mergers of Colonial BancGroup with Commercial Bancorp of Georgia, Inc. and Southern Banking Corporation. These mergers were accounted for as poolings of interests and the financial results restated accordingly.


    See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES                     Nine Months Ended                Three Months Ended
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)               September 30,                 September 30, 1996
(Dollars in thousands, except per share amounts)              --------------------------       -------------------------
                                                                  1996           1995             1996           1995
------------------------------------------------------------------------------------------------------------------------
                                                                              (Restated)                      (Restated)
Interest Income:
Interest and fees on loans....................                  $232,187       $183,488         $81,402         $66,767
Interest on investments.......................                    23,096         21,761           7,919           7,532
Other interest income.........................                     1,780          1,634             286             718
------------------------------------------------------------------------------------------------------------------------
Total interest income.........................                   257,063        206,883          89,607          75,017
------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................                   102,049         80,694         $35,503         $29,831
Interest on short-term borrowings.............                    28,038         20,992           9,745           8,335
Interest on long-term debt....................                     1,948          2,889             671             848
------------------------------------------------------------------------------------------------------------------------
Total interest expense........................                   132,035        104,575          45,919          39,014
------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for
  Possible Loan Losses........................                   125,028        102,308          43,688          36,003
Provision for possible loan losses............                     6,023          4,155           2,555           1,433
------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................                   119,005         98,153          41,133          34,570
------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Mortgage servicing and origination fees.......                    21,105         17,302           7,242           6,151
Service charges on deposit accounts...........                    14,223         11,946           4,861           4,107
Other charges, fees and commissions...........                     3,335          2,914           1,103           1,005
Securities gains, net.........................                       111            (26)             (1)              6
Other income..................................                    11,080          7,155           3,409           2,371
------------------------------------------------------------------------------------------------------------------------
Total noninterest income......................                    49,854         39,291          16,614          13,640
------------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................                    41,165         35,164          13,828          12,014
Occupancy expense, net........................                     8,848          7,765           3,001           2,684
Furniture and equipment expenses..............                     8,346          6,859           2,778           2,341
Amortization of mortgage servicing rights.....                     8,954          5,950           3,238           2,217
Amortization of intangible assets.............                     1,513          1,084             523             374
SAIF special assessment.......................                     3,817                          3,817
Other expense.................................                    35,216         30,227          11,522          10,413
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense.....................                   107,859         87,049          38,707          30,043
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        61,000         50,395          19,040          18,167
Applicable income taxes.......................                    21,650         17,963           6,740           6,502
------------------------------------------------------------------------------------------------------------------------
Net Income....................................                   $39,350        $32,432         $12,300         $11,665
------------------------------------------------------------------------------------------------------------------------

Earnings per share:
 Primary......................................                      2.39          $2.19            0.74           $0.78
 Fully diluted................................                      2.37           2.13            0.73            0.76
------------------------------------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the July 3, 1996 mergers of Colonial BancGroup with Commercial Bancorp of Georgia, Inc. and Southern Banking Corporation. These mergers were accounted for as poolings of interests and the financial results restated accordingly.


    See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flow
(Unaudited)(In Thousands)

                                                                       Nine Months Ended
                                                                       September 30,
                                                                       1996           1995
                                                                     --------       --------
Net cash used in operating activities                                 ($3,729)      ($36,819)
                                                                     --------       --------
Cash flows from investing activities:
  Proceeds from maturities of securities available
   for sale                                                            57,428         10,937
  Proceeds from sales of securities available for sale                  3,425             25
  Purchase of securities available for sale                           (44,654)       (32,060)
  Proceeds from maturities of investment securities                   108,971         71,040
  Purchase of investment securities                                  (131,809)       (52,332)
  Net decrease in short-term securities                                10,000              -
  Net increase in loans                                              (432,816)      (472,754)
  Cash received in bank acquisitions                                    8,471          5,118
  Capital expenditures                                                (15,970)        (6,384)
  Proceeds from sale of other real estate owned                         5,564          6,880
  Other, net                                                               30            146
                                                                     --------       --------
Net cash used in investing activities                                (431,360)      (469,384)
                                                                     --------       --------
Cash flows from financing activities:

  Net increase in demand, savings, and time deposits                  286,738        385,219
  Net increase in federal funds purchased, repurchase
    agreements and other short-term borrowings                        110,048        169,861
  Proceeds from issuance of long-term debt                              5,017          5,841
  Repayment of long-term debt                                          (3,664)       (54,428)
  Proceeds from issuance of common stock                                2,733            792
  Dividends paid                                                      (11,769)        (7,620)
                                                                     --------       --------
Net cash provided by financing activities                             389,103        499,665
                                                                     --------       --------
Net decrease in cash and cash equivalents                             (45,986)        (6,538)

Cash and cash equivalents at beginning of year                        201,283        173,635
                                                                     --------       --------
Cash and cash equivalents at September  30                           $155,297       $167,097
                                                                     --------       --------

Supplemental Disclosure of cash flow information:

  Cash paid during the nine months for:
    Interest                                                         $131,542        $97,076
    Income taxes                                                       22,430         19,010

Non-cash investing activities:
   Transfer of loans to other real estate                              $3,309         $4,611
   Origination of loans for the sale of other real estate                 205            435
   Securitization of mortgage loans                                    87,641
Non-cash financing activities:
  Conversion subordinated debentures                                   $9,228
  Assets acquired in business combinations                             78,505        $55,136
  Liabilities assumed in business combinations                         75,905         48,928



See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1995 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1995 annual report and also the restated audited financial statements and footnotes included in BancGroup's 8-K/A filing dated October 9, 1996.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the interim periods ended September 30, 1996 and 1995. All 1996 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATONS

         On April 19, 1996 BancGroup's subsidiary Colonial Bank purchased approximately $31 million in assets and assumed approximately $31 million in liabilities of the Enterprise, Alabama branch of First Federal Bank of Tuscaloosa.

         On July 3, 1996 BancGroup completed the combination with Commercial Bancorp of Georgia, Inc. Commercial Bancorp's subsidiary, Commerial Bank of Georgia ("Commercial"), became a wholly owned subsidiary of BancGroup. Commercial had assets of approximately $233 million and deposits and other liabilities of approximately $212 million. Commercial operated seven full-service offices in the northern area of Atlanta.

         On July 3, 1996 BancGroup completed the combination with Southern Banking Corporation. Southern Banking Corporation's subsidiary Southern Bank of Central Florida ("Southern")became a wholly-owned subsidiary of BancGroup. Southern had approximately $232 million in assets and deposits and other liabilities of approximately $214 million. Southern operated eight branch locations in the three county central florida area.

         Both the Commercial and Southern mergers were accounted for as poolings of interests and therefore, the prior periods financial results have been restated.

         On July 8, 1996 BancGroup completed the combination with Dothan Federal Savings Bank ("Dothan Federal"). Dothan Federal had approximately $49 million in assets and deposits and other liabilities of approximately $45 million. Dothan Federal had one branch office in Dothan, Alabama. The Dothan combination was accounted for as a purchase with the issuance of 77,345 shares of BancGroup Common Stock and payment of $2.6 million in cash to Dothan Federal shareholders.

         On July 23, 1996, BancGroup entered into a definitive agreement to merge Tomoka Bancorp, Inc. ("Tomoka") into Colonial BancGroup. Tomoka's subsidiary Tomoka State Bank based in Ormond Beach, Florida will be merged into BancGroup's subsidiary, Colonial Bank, headquartered in Orlando, Florida. Tomoka has assets of approximately $72 million and deposits of approximately $63 million. Tomoka currently has four offices located in Ormond Beach, New Smyrna Beach, Pierson and Port Orange, Florida.

         On July 25, 1996, BancGroup entered into a definitive agreement to merge First Family Financial Corporation ("First Family") into BancGroup. First Family Financial Corporation's subsidiary First Family Bank, FSB, based in Eustis, Florida, will become a wholly-owned subsidiary of BancGroup. At September 30, First Family has assets of approximately $170 million and deposits of approximately $158 million. First Family has six offices located in Lake County, Florida which is considered part of the Orlando Metropolitan area.

         On September 12, 1996, BancGroup entered into a definitive agreement to merge D/W Bankshares, Inc. ("Bankshares") into BancGroup. Bankshares is a Georgia corporation and is a holding company for Dalton/Whitfield Bank & Trust located in Dalton, Georgia. Bankshares will be merged into BancGroup's subsidiary, Colonial Bank, headquartered in Lawrenceville, Georgia. At September 30, 1996, Bankshares had assets of $130 million, deposits of $116 million and stockholders' equity of $11 million.

         BancGroup has signed a definitive agreement dated October 25, 1996, to merge Jefferson Bancorp, Inc. ("Jefferson") into BancGroup. Jefferson is a Florida corporation and is a holding company for Jefferson Bank of Florida located in Miami Beach, Florida. At September 30, 1996, Jefferson has assets of approximately $459 million, deposits of approximately $386 million and stockholders' equity of $38 million.

        BancGroup has signed a letter of intent dated September 20, 1996, to merge Fort Brooke Bancorporation ("Fort Brooke") into BancGroup. Fort Brooke is a Florida corporation and is a holding company for Fort Brooke Bank located in Tampa, Florida. Fort Brooke will be merged into BancGroup's subsidiary Colonial Bank, headquartered in Orlando, Florida. At September 30, 1996, Fort Brooke has assets of approximately $193 million, deposits of approximately
$174 million and stockholders' equity of approximately $16 million.

        BancGroup has also entered into a definitive agreement to acquire The Union Bank in Evergreen, Alabama. At September 30, 1996 the Union Bank had assets of approximately $53 million and stockholders' equity of $7.8 million.

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

         The adoption of SFAS 121 and 123 did not result in any adjustments to BancGroup earnings during the nine months ended September 30, 1996.

        In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished.

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

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed from December 31, 1995 to September 30, 1996 as follows (in thousands):

                                            Increase (Decrease)
                                            -------------------
                                               Amount     %
                                              --------  -----
            Total assets                      $511,329  12.2%
            Securities                          87,943  17.6%
            Mortgage loans held
             for sale                           51,378  46.5%
            Loans, net of
             unearned income                   394,984  12.4%
            Deposits                           357,663  11.2%

Securities:

        Investment securities and securities available for sale have increased $88 million from December 31, 1995 to September 30, 1996. The increase in securities primarily consisted of the securitization of $87 million of 1 - 4 family residential mortgages.The remaining change in securities resulted from the maturities and purchases of securities resulting from normal funding operations of the Company.

Loans and Mortgage Loans Held for Sale:

        The increase in loans, net of unearned income, of $395 million is primarily from internal loan growth of approximately $423 million at an annualized rate of 18%. This growth was partially off-set by a decrease of $87 million resulting from the securitization noted in the previous paragraph. The remaining increase of $59 million resulted from the purchase of assets of the Enterprise, Alabama branch of First Federal Bank of Tusculoosa and the business combination with Dothan Federal Savings Bank. Loans increased at a 25% internal growth rate for the full year in 1995.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $1028.9 million and $638.7 million and sales thereof amounted to approximately $977.6 million and $558.8 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in originations was primarily due to the lower interest rates which resulted in refinancings as well as new originations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.

GROSS LOANS BY CATEGORY          September 30,       Dec. 31,       September 30,
(In thousands)                       1996              1995             1995
                                                    (Restated)       (Restated)
-----------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                   $  494,018        $  436,791        $  418,225
Real estate-commercial             762,827           692,550           663,710
Real estate-construction           347,601           335,645           297,430
Real estate-residential          1,674,391         1,451,338         1,202,366
Installment and consumer           240,869           215,043           217,800
Other                               50,875            44,746            48,819

-----------------------------------------------------------------------------------
Total loans                     $3,570,581        $3,176,113        $2,848,350
-----------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                         13.8%             13.7%             14.7%
Real estate-commercial                21.4%             21.8%             23.3%
Real estate-construction               9.7%             10.6%             10.4%
Real estate-residential               46.9%             45.7%             42.2%
Installment and consumer               6.8%              6.8%              7.7%
Other                                  1.4%              1.4%              1.7%
-----------------------------------------------------------------------------------
                                     100.0%            100.0%            100.0%
-----------------------------------------------------------------------------------

        Loans collateralized by commercial real estate and other commercial loans increased approximately $70 million and $57 million, respectively during the first nine months of 1996. Loans secured by residential real estate increased $223 million for the same period. These loan categories continue to be a significant source of loan growth and are concentrated in various areas primarily in Alabama and with regard to residential real estate also in the metropolitan Atlanta market in Georgia.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                     Nine Months      Year          Nine Months
                                       Ended          Ended           Ended
                                   September 30,     Dec. 31,      September 30,
(In thousands)                         1996            1995            1995
                                                    (Restated)      (Restated)
--------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                   $41,489         $36,985        $36,985
Charge-offs:
   Commercial, financial, and
    agricultural                        1,948           2,781          1,927
   Real estate-commercial               1,084             339            363
   Real estate-construction               755              44             32
   Real estate-residential                430             372            174
   Installment and consumer             2,131           2,603          1,121
   Other                                   35             163            115

--------------------------------------------------------------------------------
Total charge-offs                       6,383           6,302          3,732

--------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and
    agricultural                          745             777            379
   Real estate-commercial               1,092              26             12
   Real estate-construction                 1              11             11
   Real estate-residential                195             161            149
   Installment and consumer             1,202           1,307            980
   Other                                   24              45             30

--------------------------------------------------------------------------------
Total recoveries                        3,259           2,327          1,561
--------------------------------------------------------------------------------
Net charge-offs                         3,124           3,975          2,171
Addition to allowance charged to
 operating expense                      6,023           7,350          4,155
Allowance added from bank
 mergers                                  710           1,129            313

--------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                 $45,098         $41,489        $39,282

--------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good at 0.85% of net loans and other real estate. Nonperforming assets have increased $4.1 million from December 31, 1995. The increase in nonperforming assets resulted primarily from a $6.3 million increase in nonaccrural loans and a $1.5 million decrease in other real estate. The increase in nonaccrual loans is primarily from three credits in Alabama and one in Georgia. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.26% of loans at September 30, 1996. The increase in allowance since year end has been due to provisions in excess of net charge-offs totaling $2.9 million and reserves of $710,000 from the purchase of Dothan Federal and the Enterprise branch of First Federal Bank of Tuscaloosa. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                                 Sept. 30,        Dec. 31,       Sept. 30,
                                                   1996            1995             1995
                                                                (Restated)       (Restated)
-------------------------------------------------------------------------------------------
Nonaccrual loans                                 $20,213          $13,840          $ 8,874
Restructured loans                                 1,006            1,800            1,321
-------------------------------------------------------------------------------------------
 Total nonperforming loans*                       21,219           15,640           10,195
Other real estate owned                            9,246           10,754           11,103
-------------------------------------------------------------------------------------------
 Total nonperforming assets*                     $30,465          $26,394          $21,298
-------------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                       $ 3,554          $ 1,381          $ 2,939
Net charge-offs (recoveries)
               year-to-date                        3,124            3,975            2,171
-------------------------------------------------------------------------------------------
RATIOS
Period end:
 Total nonperforming assets as
  a percent of net loans and
  other real estate                                 0.85%            0.83%            0.75%
 Allowance as a percent of net
  loans                                             1.26%            1.31%            1.38%
 Allowance as a percent of

  nonperforming assets                              148%              157%             184%
 Allowance as a percent of
  nonperforming loans                               213%              265%             385%
For the period ended:
 Net charge-offs
 as a percent of average net
 loans-(annualized basis)                          0.12%             0.15%             0.11%
-------------------------------------------------------------------------------------------

* Total does not include loans contractually past due 90 days or more which are still accruing interest.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $129 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 1996 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $12 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                  Sept. 30,      Dec. 31,    Sept. 30,
(In thousands)                       1996         1995          1995
                                               (Restated)    (Restated)
------------------------------------------------------------------------
Commercial, financial, and
 agricultural                      $ 8,498       $ 8,020       $ 7,595
Real estate-commercial              14,482        13,662        11,851
Real estate-construction             9,294         7,233         4,405
Real estate-mortgage                 8,372         7,256        12,064
Installment and consumer             3,202         3,076         2,056
Other                                1,250         2,242         1,311
------------------------------------------------------------------------
TOTAL                              $45,098       $41,489       $39,282
------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. To assist in funding a projected 18% annualized growth in loans, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $850 million with only $580 million outstanding at September 30, 1996. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 100.2% at September 30, 1996 and 99.1% at December 31, 1995. In 1995, BancGroup initiated a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.15% to 5.65% maturing in 6 to 24 month periods. At September 30,1996, $163 million is outstanding under this program. Rate sensitivity is also constantly monitored.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tangible capital for BancGroup at September 30, 1996 consists of $330.9 million of equity less $30.6 million in intangibles providing a 6.52% leverage ratio at September 30, 1996. The ratio of shareholders' equity to total assets at September 30, 1996 was 7.00% as compared to 6.89% at December 31, 1995. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.27 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion merger or acquisition opportunities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

SUMMARY:
         BancGroup's operating earnings for the quarter increased 27% to $14,766,000 compared to $11,665,000 in the prior year. Operating EPS increased 16% to $.88 per share compared to $.76 per share for the previous year. Year-to-date operating earnings per share were $2.52 compared to $2.13 for the same period in 1995, an 18% increase.

         On September 30, 1996 Congress passed a law requiring thrifts and commercial banks which have acquired thrifts in the past to pay a special assessment to recapitalize SAIF. As a result of acquiring several thrifts over the past few years, Colonial has deposits insured by SAIF. This one-time payment resulted in a pre-tax expense of $3.8 million or $0.15 per share after tax in September. BancGroup's net income (including a one-time assessment to recapitalize the Savings Association Insuranc Fund (SAIF)) increased $635,000 from $11,665,000 or $0.76 per fully diluted share to $12,300,000 or $0.73 per fully diluted share for the three months ended September 30, 1995 and 1996, respectively. BancGroup's net income increased $6,918,000 from $32,432,000 or $2.13 per fully diluted share to $39,350,000 or $2.37 per share for the nine months ended September 30, 1995 and 1996, respectively.

         The increases in operating earnings are primarily attributable to increases in interest earning assets and noninterest income partially off-set by lower interest spreads and increases in loan loss provision and noninterest expenses.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)                                                              Three Months Ended September 30,
(Dollars in thousands)                                     ------------------------------------------------------------------------
                                                                          1996                                   1995
                                                           ----------------------------------    ----------------------------------
                                                            Average                                 Average
                                                             Volume     Interest      Rate          Volume     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net............................................... $3,565,388     $78,899     8.82%      $2,758,379      $64,041     9.22%
  Mortgage loans held for sale.............................    134,378       2,799     8.33%         159,943        3,112     7.78%
  Investment securities and securities available for sale
   and other interest-earning assets.......................    541,283       8,476     6.26%         539,994        8,577     6.35%
----------------------------------------------------------------------------------                -----------------------
  Total interest-earning assets(1).........................  4,241,049     $90,174     8.48%       3,458,316      $75,730     8.71%
----------------------------------------------------------------------------------                -----------------------
  Nonearning assets........................................    393,887                               322,852
----------------------------------------------------------------------                            ----------
    Total assets........................................... $4,634,936                            $3,781,168
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits................................ $2,856,446     $35,503     4.94%      $2,342,577      $29,831     5.05%
  Short-term borrowings....................................    722,613       9,745     5.36%         543,855        8,335     6.00%
  Long-term debt...........................................     38,722         671     6.94%          42,931          848     7.89%
----------------------------------------------------------------------------------                -----------------------
  Total interest-bearing liabilities.......................  3,617,781     $45,919     5.05%       2,929,363      $39,014     5.28%
----------------------------------------------------------------------------------                -----------------------
  Noninterest-bearing demand deposits......................    612,831                               551,810
  Other liabilities........................................     78,096                                46,895
----------------------------------------------------------------------                            ----------
  Total liabilities........................................  4,308,708                             3,528,068
  Shareholders' equity.....................................    326,228                               253,100
----------------------------------------------------------------------                            ----------
Total liabilities and shareholders' equity................. $4,634,936                            $3,781,168
-----------------------------------------------------------------------------------------------------------------------------------
Rate differential..........................................                            3.43%                                  3.43%

Net yield on interest-earning assets.......................                $44,255     4.15%                      $36,716     4.21%
-----------------------------------------------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the July 3, 1996 mergers of Colonial BancGroup with Commercial Bancorp of Georgia and Southern Banking Corporation. These mergers were accounted for as poolings of interests and the financial results restated accordingly.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

(Dollars in thousands)                                                        Three Months Ended September 30
                                                                                   1996 Change from 1995
                                                                            -----------------------------------
                                                                                           Due to (1)
                                                                               Total       Volume       Rate
                                                                            ----------- ------------- ---------
 Interest Income:

 Total Loans, Net                                                           $  14,858    $ 90,222     $ (75,364)

 Mortgage loans held for sale                                                    (313)     (5,123)        4,810

 Investment securities and securities
  available for sale and other interest-earning assets                           (101)        549          (650)
                                                                            ---------    --------     ---------

 Total interest income (2)                                                     14,444      85,648       (71,204)

                                                                            ---------    --------     ---------

 Interest Expense:

 Interest bearing deposits                                                      5,672      24,013       (18,341)

 Short-term borrowings                                                          1,410      22,203       (20,793)

 Long-term debt                                                                  (177)        (80)          (97)

                                                                            ---------    --------     ---------
 Total interest expense                                                         6,905      46,136       (39,231)

                                                                            ---------    --------     ---------

Net interest income                                                         $   7,539    $ 39,512     $ (31,973)

                                                                            ---------    --------     ---------


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

(2) Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest, for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: actual dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)                                                             Nine Months Ended September 30,
(Dollars in thousands)                              ------------------------------------------------------------------------
                                                                   1996                                 1995
                                                    ---------------------------------    -----------------------------------
                                                       Average                            Average
                                                        Volume    Interest     Rate         Volume    Interest       Rate
----------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net.....................................    $3,370,975    $224,899     8.91%    $2,594,649    $179,174        9.23%
  Mortgage loans held for sale...................       139,035       8,176     7.85%        92,852       5,428        7.79%
  Investment securities and securities
   available for sale
   and other interest-earning assets.............       549,153      25,726     6.26%       520,336      24,347        6.24%
-------------------------------------------------    ----------------------              ----------------------
  Total interest-earning assets(1)...............     4,059,163    $258,801     8.51%     3,207,837    $208,949        8.71%
-------------------------------------------------    ----------------------              ----------------------
  Nonearning assets..............................       388,458                             312,367
-------------------------------------------------    ----------                          ----------
    Total assets.................................    $4,447,621                          $3,520,204
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits......................    $2,752,166    $102,049     4.95%    $2,228,520     $80,694        4.84%
  Short-term borrowings..........................       686,640      28,038     5.45%       454,274      20,992        6.09%
  Long-term debt.................................        38,235       1,948     6.81%        49,652       2,889        7.74%
---------------------------------------------------------------------------              ----------------------
  Total interest-bearing liabilities.............     3,477,041    $132,035     5.07%     2,732,446    $104,575        5.12%
-------------------------------------------------    ----------------------              ----------------------
  Noninterest-bearing demand deposits............       581,747                             500,699
  Other liabilities..............................        75,615                              44,775
-------------------------------------------------    ----------                          ----------
  Total liabilities..............................     4,134,403                           3,277,920
  Shareholders' equity...........................       313,218                             242,284
-------------------------------------------------    ----------                          ----------
Total liabilities and shareholders' equity.......    $4,447,621                          $3,520,204
----------------------------------------------------------------------------------------------------------------------------
Rate differential................................                               3.44%                                  3.59%

Net yield on interest-earning assets.............                  $126,766     4.17%                  $104,374        4.35%
----------------------------------------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the July 3, 1996 mergers of Colonial BancGroup with Commercial Bancorp of Georgia and Southern Banking Corporation. These mergers were accounted for as poolings of interests and the financial results restated accordingly.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

(Dollars in thousands)                                                         Nine Months Ended September 30
                                                                                   1996 Change from 1995
                                                                            -----------------------------------
                                                                                           Due to (1)
                                                                               Total       Volume       Rate
                                                                            ----------- ------------- ---------
 Interest Income:

 Total Loans, Net                                                           $  45,725    $ 70,900     $ (25,175)

 Mortgage loans held for sale                                                   2,748       2,706            42

 Investment securities and securities
  available for sale and other interest-earning assets                          1,379       1,304            75
                                                                            ---------    --------     ---------

 Total interest income (2)                                                     49,852      74,910       (25,058)

                                                                            ---------    --------     ---------

 Interest Expense:

 Interest bearing deposits                                                     21,355      19,472         1,883

 Short-term borrowings                                                          7,046      15,545        (8,499)

 Long-term debt                                                                  (941)       (618)         (323)

                                                                            ---------    --------     ---------
 Total interest expense                                                        27,460      34,399        (6,939)

                                                                            ---------    --------     ---------

Net interest income                                                         $  22,392    $ 40,511     $ (18,119)

                                                                            ---------    --------     ---------


(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and it is allocated between volume change and rate change at the ratio that the absolute value of each component bears to the value of their total.

(2) Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest, for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: actual dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES (RESTATED)

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $7.6 million to $44.3 million for the quarter ended September 30, 1996 from $36.7 million for the quarter ended September 30, 1995. The net yield on interest earning assets decreased from 4.21% to 4.15% for the three months ended September 30, 1995 and 1996, respectively, while the rate differential remained constant at 3.43% for the three month period ended September 30, 1995 and 1996.

         Net interest income on a tax equivalent basis increased $22.4 million to $126.8 million for the nine months ended September 30, 1996 from $104.4 million for the same period in 1995. The net yield on interest earning assets decreased from 4.35% to 4.17% for the nine months ended September 30, 1995 and 1996, respectively, while the rate differential decreased from 3.59% to 3.44% for the nine month period ended September 30, 1995 compared to 1996.

         As reflected on the previous tables the increases for the three and nine months were primarily attributable to loan growth offset by decreasing rates. The prime rate decreased from 9% in February 1995 to 8.5% in December 1995 to 8.25% in February 1996. The slight increase in deposit rates for the nine months is primarily due to competition in the market for time deposits as well as the acquisition of Mt. Vernon Federal Savings Bank, a thrift, in the fourth quarter of 1995.

LOAN LOSS PROVISION:

         The provision for loan losses for the first nine months of 1996 was $6,023,000 compared to $4,155,000 for the same period in 1995. Asset quality has remained very good. The current allowance for loan losses provides a 148% coverage of nonperforming assets compared to 157% at December 31, 1995 and 184% at September 30, 1995. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         Noninterest income increased $3.0 million for the three months ended September 30, 1996 compared to the same period in 1995. The increase is primarily due to increased servicing related fee income of $1.1 million, additional fees on deposit accounts of $0.8 million, and $1.0 million in other income primarily related to the sale of mortgage loans and other real estate.

         The increase in noninterest income for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 of $10.6 million is primarily due to $3.8 million in increased mortgage servicing fees, $2.3 million in additional fees on deposit accounts, and $3.9 million in other income primarily related to $3.0 million from the sale of mortgage loans.

         Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $10.3 billion servicing portfolio as well as loan originations from its 8 regional offices. Colonial Mortgage originates loans in 20 states. Colonial Mortgage had noninterest income of $7.5 million and $22.1 million for the three and nine months ended September 30, 1996, respectively compared to $6.4 million and $17.7 million for the three and nine months ended September 30, 1995, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $22.1 million and $16.4 million for the three months ended September 30,1996 and 1995, respectively and $58.1 million and $47.8 million for the nine months ended September 30, 1996 and 1995, respectively.

   Salary and benefit expense increased $1.8 million and $6.0 million for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The increase for the nine months was due primarily to $1.8 million from acquisitions and $750,000 from increases in staff by Colonial Mortgage, attributable to the higher levels of loan originations experienced in the first nine months of 1996 compared to 1995. The remaining increase is primarily due to staff additions in the central support areas and normal wage increases.

         The increase in other noninterest expenses for the nine months has been due to increases in merger expenses, advertising, public relations, donations and expenses related to Colonial Mortgage loan pool pay-offs as well as increases of other miscellaneous operating expenses. These increases were somewhat off-set by a reduction in the Bank Insurance Fund (BIF) deposit assessment from $.23 per $100 in deposits for a portion of 1995 to $0 per $100 in deposits for the nine month period in 1996. Other expense also includes $3.8 million in a one-time SAIF Assessment as discussed in the summary earnings.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 35.5% estimated annual effective tax rate for the years 1996 and 1995, respectively. The provision for income taxes for the nine months ended September 30, 1996 and 1995 was $21,650,000 and $17,963,000, respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:  Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Events - N/A

         Form 8-K/A - Report on Form 8-K/A was filed on October 9, 1996 disclosing the amended and restated financial statements for December 31, 1995.

                Exhibit 11 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule (for SEC use only)

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By: /s/ W. Flake Oakley
   ---------------------------------------------------
   W. Flake Oakley
   Chief Financial Officer, Secretary & Treasurer


Date:  November 14, 1996
     -------------------------------------------