Form 10-K
period 1996-12-31
COLONIAL BANCGROUP INC
filed 1997-03-27
CIK 92339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

     (MARK ONE)
         [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 1, 1997 based on the closing price of $22.75 per share for Common Stock was $689,777,725. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

     Shares of Common Stock outstanding at March 1, 1997 were 38,955,210.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Annual Report to Shareholders                     Part I,
    for fiscal year ended December 31, 1996                   Part II,
    as specifically referred to herein.                       and Part IV

Portions of Definitive Proxy Statement                        Part III
    for 1997 Annual Meeting as specifically
    referred to herein.

================================================================================

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

     BancGroup operates wholly owned commercial banking subsidiaries including business combinations through January 31, 1997 in Alabama, Tennessee, Georgia and Florida, each under the name "Colonial Bank," and a federal savings bank in Florida, Colonial Bank, FSB. Colonial Bank has 110 banking offices in Birmingham, Montgomery, Huntsville, Florence, Tuscumbia, Anniston, Pell City, Opelika, Foley, Mobile and several other Alabama cities. Colonial Bank has three banking offices in Fayetteville, Pulaski and Ardmore, Tennessee. Colonial Bank operates eleven branches in the Atlanta area and three branches in the Dalton area. In Florida, Colonial Bank operates eleven branches in the Orlando and Ormond Beach areas and nine branches in Dade, Broward and Palm Beach Counties. Colonial Bank, FSB operates six branches in Eustis and Lake County. Colonial Bank, FSB will be merged with Colonial Bank, Orlando. The Banks conduct a general commercial banking business in their respective service areas and offer banking services such as the receipt of demand, savings and time deposits, personal, commercial and mortgage loans, credit card and safe deposit box services, and the purchase and sale of government securities. Colonial Bank in Alabama is active as a correspondent bank for unaffiliated banks. Colonial Mortgage Company ("CMC") is a subsidiary of Colonial Bank in Alabama and is a mortgage banking company. CMC operates retail offices in Alabama and 6 regional wholesale offices covering 37 states which service approximately $10.6 billion in residential loans. CMC's retail operation offers conventional, government and jumbo products directly to borrowers. CMC's wholesale operation offers somewhat limited products comprised of conventional and jumbo products to various mortgage brokers. CMC offers a wholesale government program from its home office in Montgomery, Alabama. CMC has relationships with all housing agencies such as VA, the Department of Housing and Urban Development, FHA, FHLMC and FNMA. CMC underwrites, closes and sells loans according to the guidelines required by these agencies.

     At December 31, 1996, BancGroup's banking subsidiaries accounted for approximately 98% of BancGroup's consolidated assets. The principal activity of BancGroup is to supervise and coordinate the business of its subsidiaries and to provide them with capital and services. BancGroup derives substantially all of its income from dividends received from its subsidiary banks. Various statutory provisions and regulatory policies limit the amount of dividends the subsidiary banks may pay without regulatory approval. In addition, federal statutes restrict the ability of subsidiary banks to make loans to BancGroup.

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

     The following table reflects certain information concerning BancGroup's banking subsidiaries and BancGroup on a consolidated basis as of December 31, 1996.

                                              COLONIAL BANK   COLONIAL BANK   COLONIAL BANK   COLONIAL BANCGROUP
                              COLONIAL BANK     TENNESSEE        GEORGIA         FLORIDA       CONSOLIDATED(1)
                              -------------   -------------   -------------   -------------   ------------------
                                                            (DOLLARS IN THOUSANDS)
Banking Offices.............          110              3              11              11                 135
Employees...................        1,855             40             111             117               2,123
Percent of Ownership by
  BancGroup.................          100%           100%            100%            100%
Loans net of unearned
  income....................   $3,049,893        $64,168        $384,554        $181,800          $3,680,415
Mortgage Loans Held For
  Sale......................      157,433             --              --              --             157,433
Investment Securities.......      245,375         19,416          11,009              --             275,800
Securities Available For
  Sale......................      262,093            831          22,297          21,614             306,835
Total Assets................    4,156,165         97,744         485,856         291,072           4,870,332
Deposits....................    2,915,710         86,137         320,458         267,148           3,583,669
Shareholder's Equity........      287,433          9,547          40,144          20,892             343,182

---------------

(1) All material inter-company balances have been eliminated in consolidation.

     On January 15, 1997, BancGroup's Board of Directors declared a two-for-one stock split which was effected in the form of a 100 percent stock dividend distributed on February 11, 1997. The stated par value of each share was not changed from $2.50. Accordingly, all prior period information has been restated to reflect the reclassification from additional paid in capital to common stock. Additionally, all share and per share amounts in earnings per share calculations have been restated to retroactively reflect the stock split.

     BancGroup's principal offices are located at and its mailing address is:
One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

LENDING ACTIVITIES

     BancGroup's commercial banking loan portfolio is comprised primarily of commercial real estate loans (35%) and residential real estate loans (46%), a significant portion of which is located within the State of Alabama. BancGroup's growth in loans over the past several years has been concentrated in commercial and residential real estate loans. The lending activities of Colonial Bank in Alabama are dependent upon the demands within the local markets of its branches. Based on this demand, loans collateralized by commercial and residential real estate have been the fastest growing component of Colonial Bank's loan portfolio.

     BancGroup, through the branches and offices of the Colonial Banks, makes loans for a range of business and personal uses in response to local demands for credit. Loans are concentrated in Alabama, Tennessee, Georgia and Florida and are dependent upon economic conditions in those states. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia and Florida are experiencing higher rates of growth. The following broad categories of loans have varying risks and underwriting standards.

- Commercial Real Estate. Loans classified as commercial real estate loans are loans which are collateralized by real estate and substantially dependent upon cash flow from income-producing improvements attached to the real estate. For BancGroup, these primarily consist of apartments, hotels, office buildings, shopping centers, amusement/recreational facilities, one to four family residential housing developments, and health service facilities.

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

     BancGroup's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The deposits of the Subsidiary Banks are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of the Subsidiary Banks. Moreover, the FDIC may terminate deposit insurance of the Subsidiary Banks under certain circumstances. Both the FDIC and the respective state regulatory authorities have jurisdiction over a number of the same matters, including lending decisions, branching and mergers.

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

     In 1989 Congress expressly authorized the acquisition of savings associations by bank holding companies. BancGroup must obtain the prior approval of the Federal Reserve (among other agencies) before making such an acquisition, and must demonstrate that the likely benefits to the public of the proposed transaction (such as greater convenience, increased competition, or gains in efficiency) outweigh potential burdens (such as an undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices).

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

     The officers and directors of BancGroup and the Subsidiary Banks are subject to numerous insider transactions restrictions, including limits on the amount and terms of transactions involving the Subsidiary Banks, on the one hand, and their principal stockholders, officers, directors, and affiliates on the other. There are a number of other laws that govern the relationship between the Subsidiary Banks and their customers. For instance, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide full disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Subsidiary Banks' relationships with their customers.

     The federal banking agencies have broad enforcement powers over depository institutions, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

     The Budget Reconciliation Act of 1995 ("Budget Act") originally passed by Congress contained a provision which directed the FDIC to set a one-time special assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") which would be in an amount sufficient to recapitalize the SAIF. This legislation approving the one-time special assessment to recapitalize SAIF resulted in $3,817,000 in expense before income taxes in 1996. This recapitalization allows a reduction in the 1996 premium of $0.23 per $100 of SAIF insured deposits. BancGroup's subsidiary banks maintain deposits which are insured by both the SAIF and the Bank Insurance Fund.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

     BancGroup is a legal entity separate and distinct from its subsidiaries, including the Subsidiary Banks. There are various legal and regulatory limitations on the extent to which BancGroup's subsidiaries, including the Subsidiary Banks, can finance or otherwise supply funds to BancGroup.

     The principal source of BancGroup's cash revenues is dividends from its subsidiaries and there are certain legal restrictions under federal and state law on the payment of dividends by such subsidiaries. The relevant regulatory agencies also have authority to prohibit a bank holding company from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

     In addition, the Subsidiary Banks and their subsidiaries are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its other subsidiaries. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

CAPITAL ADEQUACY

     The federal bank regulatory agencies have adopted minimum risk-based and leverage capital guidelines for United States banking organizations. The minimum required risk-based capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 1996, BancGroup's total risk-based capital ratio was 10.46%, including 9.00% of Tier 1 capital. The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating. A higher leverage ratio may apply under certain circumstances. As of December 31, 1996, BancGroup's leverage capital ratio was 6.65%.

     Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC, and under certain conditions the appointment of a receiver or conservator.

     Federal banking statutes establish five capital categories for depository institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category.

     An undercapitalized depository institution is subject to restrictions in a number of areas, including capital distributions, payments of management fees, and expansion. In addition, an undercapitalized depository institution is required to submit a capital restoration plan. A depository institution's holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount needed to restore the capital of the institution to the levels required for the institution to be classified as adequately capitalized at the time the institution fails to comply with the plan. A depository institution is treated as if it is significantly undercapitalized if it fails in any material respect to implement a capital restoration plan.

     Significantly undercapitalized depository institutions may be subject to a number of additional significant requirements and restrictions, including requirements to sell sufficient voting stock to become adequately capitalized, to improve management, to restrict asset growth, to prohibit acceptance of correspondent bank deposits, to restrict senior executive compensation and to limit transactions with affiliates. Critically undercapitalized depository institutions are further subject to restrictions on paying principal or interest on subordinated debt, making investments, expanding, acquiring or selling assets, extending credit for highly-leveraged transactions, paying excessive compensation, amending their charters or bylaws and making any material changes in accounting methods. In general, a receiver or conservator must be appointed for a depository institution within 90 days after the institution is deemed to be critically undercapitalized.

SUPPORT OF SUBSIDIARY BANKS

     Under Federal Reserve Board policy, BancGroup is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve Board policy, BancGroup may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FDIC INSURANCE ASSESSMENTS

     The Subsidiary Banks are subject to FDIC deposit insurance assessments. The FDIC applies a risk-based assessment system that will place each financial institution in one of nine risk categories with premium rates, based on capital levels and supervisory criteria, ranging from 0.00% to 0.27% of deposits. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the deposit insurance funds.

     It should be noted that supervision, regulation, and examination of BancGroup and the Subsidiary Banks are intended primarily for the protection of depositors, not security holders.

ADDITIONAL INFORMATION

     Additional information, including statistical information concerning the business of BancGroup, is set forth in BancGroup's Annual Report to Shareholders for the year ended December 31, 1996, at pages 18 through 41 under the captions "Selected Financial Data, Selected Quarterly Data 1996-1995" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

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

     Colonial Bank in Tennessee has principal offices located in Ardmore, Tennessee, in a building owned by the bank.

     In Alabama, Colonial Bank's central operations offices are located in Birmingham, Alabama in a 16 story building owned by the bank. Approximately 90% or 71,609 square feet of this building is utilized by Colonial Bank; the remainder is available for rent to third parties.

     Colonial Bank in Georgia has principal offices located in Dunwoody, Georgia, in a building owned by the bank.

     Colonial Bank in Florida has principal offices located in Orlando, Florida, on the first and seventh floors of a building leased from Associated Capital Properties.

     As of December 31, 1996, bank subsidiaries of BancGroup owned 98 and leased 37 of their full-service banking offices. See Notes 7 and 12 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders, which is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     "Market Price of and Dividends Declared on Common Stock" is contained on page 64 of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" and "Selected Quarterly Financial Data 1996-1995" on pages 18 through 20 of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 41 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements set forth in BancGroup's Annual Report to Shareholders for 1996 at pages 42 through 63 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to BancGroup directors is contained in BancGroup's proxy statement dated March 14, 1997, for its 1997 annual meeting of shareholders under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting and Compliance," and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND YEAR BECAME                                      PRESENT AND PRINCIPAL OCCUPATION FOR
    EXECUTIVE OFFICER       PRESENT POSITION WITH BANCGROUP            THE LAST FIVE YEARS
-------------------------   -------------------------------    ------------------------------------
Robert E. Lowder.........  Chairman of the Board, Chief        Chairman of the Board, Chief
54, 1981                     Executive Officer and President,    Executive Officer and President,
                             BancGroup; Chairman of the          BancGroup; Chairman of the Board,
                             Board, Chief Executive Officer      Chief Executive Officer and
                             and President, Colonial Bank in     President, Colonial Bank in
                             Alabama; Chairman of the Board,     Alabama; Chairman of the Board,
                             Colonial Bank in Georgia;           Colonial Bank in Georgia; Chairman
                             Chairman of the Board, Colonial     of the Board, Colonial Mortgage
                             Bank in Florida; Chairman of the    Co.; Chairman of the Board and
                             Board, Colonial Mortgage Co.,       President, Colonial Broadcasting
                             Montgomery                          Company, Montgomery
Young J. Boozer, III.....  Executive Vice President --         Executive Vice President --
47, 1986                     Investments                         Investments, BancGroup, Montgomery
W. Flake Oakley, IV......  Executive Vice President, Chief     Chief Financial Officer, Secretary
43, 1988                     Financial Officer, Treasurer and  and Treasurer, BancGroup, since June
                             Secretary                           1991; Chief Financial Officer and
                                                                 Treasurer since October, 1990;
                                                                 Senior Vice President and
                                                                 Controller from April 1989 to
                                                                 October 1990, BancGroup,
                                                                 Montgomery
Michelle Condon..........  Executive Vice President -- Retail  Executive Vice President -- Retail
42, 1995                     Banking                             Banking, BancGroup since October
                                                                 1995; Colonial Bank -- Vice
                                                                 President, Budgeting & Planning,
                                                                 Colonial Bank 1990 to 1995,
                                                                 Montgomery

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in BancGroup's proxy statement dated March 14, 1997 for its 1997 annual meeting of shareholders under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in BancGroup's proxy statement dated March 14, 1997, for its 1997 annual meeting of shareholders under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in BancGroup's proxy statement dated March 14, 1997, for its 1997 annual meeting of shareholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following financial statements are incorporated herein by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996;

        Consolidated Statements of Condition as of December 31, 1996 and 1995.

        Consolidated Statements of Income for the years ended December 31, 1996,
         1995 and 1994.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994.

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

     3. Exhibits

                              EXHIBITS AND DESCRIPTION
                              ------------------------
    Exhibit 3   --   Articles of Incorporation and Bylaws:
    (A)         --   Restated Certificate of Incorporation of the Registrant,
                     filed as Exhibit 4.1 to the Registrant's Current Report on
                     Form 8-K, dated February 21, 1995, and incorporated herein by reference.
    (B)         --   Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                     February 21, 1995, and incorporated herein by reference.
    Exhibit 4   --   Instruments defining the rights of security holders:
    (A)         --   Article 4 of the Restated Certificate of Incorporation of
                     the Registrant filed as Exhibit 4.1 to the Registrant's
                     Current Report on Form 8-K, dated February 21, 1995, and
                     incorporated herein by reference.
    (B)         --   Article II of the Bylaws of the Registrant filed as Exhibit
                     4.2 to the Registrant's Current Report on Form 8-K, dated
                     February 21, 1995, and incorporated herein by reference.
    (C)         --   Dividend Reinvestment and Common Stock Purchase Plan of the
                     Registrant dated January 15, 1986, and Amendment No, 1
                     thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4 (File
                     No, 33-07015), effective July 15, 1986, and incorporated
                     herein by reference.
    (D)         --   All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                     pursuant to clause 4(iii) of Item 601(b) of Regulation 8-K;
                     to be furnished upon request of the Commission.
    Exhibit 10  --   Material Contracts:
    (A)(1)      --   Second Amendment and Restatement of 1982 Incentive Stock
                     Plan of the Registrant, filed as Exhibit 4-1 to the
                     Registrant's Registration Statement on Form S-8 (Commission
                     Registration No, 33-41036), effective June 4, 1991, and
                     incorporated herein by reference.

                              EXHIBITS AND DESCRIPTION
                              ------------------------
    (A)(2)      --   Second Amendment and Restatement to 1982 Nonqualified Stock
                     Option Plan of the Registrant filed as Exhibit 4-2 to the
                     Registrant's Registration Statement on Form S-8 (Commission
                     Registration No, 33-41036), effective June 4, 1991, and
                     incorporated herein by reference.
    (A)(3)      --   1992 Incentive Stock Option Plan of the Registrant, filed as
                     Exhibit 4-1 to Registrant's Registration Statement on Form
                     S-8 (File No, 33-47770), effective May 8, 1992, and
                     incorporated herein by reference.
    (A)(4)      --   1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 4-2 to Registrant's Registration Statement on
                     Form S-8 (File No. 33-47770), effective May 8, 1992, and
                     incorporated herein by reference.
    (B)(1)      --   Residential Loan Funding Agreement between Colonial Bank and
                     Colonial Mortgage Company dated January 18, 1988, included as Exhibit 10(B)(1) to the Registrant's Registration
                     Statement as Form S-4, file no. 33-52952, and incorporated herein by reference.
    (B)(2)      --   Amended and Restated Loan Agreement by and between the
                     Registrant and SunTrust Bank, Central Florida, National
                     Association, dated December 20, 1996, filed as Exhibit
                     10(B)(2) to the Registrant's Registration Statement on Form
                     S-4, Registration No. 333-20291, and incorporated herein by reference.
    (C)(1)      --   The Colonial BancGroup, Inc. First Amended and Restated
                     Restricted Stock Plan for Directors, as amended, included as
                     Exhibit 10(C)(1) to the Registrant's Registration Statement
                     on Form S-4, file no. 33-52952, and incorporated herein by reference.
    (C)(2)      --   The Colonial BancGroup, Inc., Stock Bonus and Retention
                     Plan, included as Exhibit 10(C)(2) to the Registrant's
                     Registration Statement as Form S-4, file no. 33-52952, and incorporated herein by reference.
    (D)         --   Stock Purchase Agreement dated as of July 20, 1994, by and among The Colonial BancGroup, Inc., Colonial Bank, The
                     Colonial Company, Colonial Mortgage Company, and Robert E.,
                     James K. and Thomas H. Lowder, included as Exhibit 2 in
                     Registrant's registration statement on Form S-4,
                     Registration no. 33-83692 and incorporated herein by
                     reference.
    (E)         --   Agreement and Plan of Merger between The Colonial BancGroup,
                     Inc. and Jefferson Bancorp, Inc., dated as of October 25,
                     1996, included as Appendix A to the Prospectus in
                     Registrant's Regulation Statement as Form S-4, Registration
                     No. 333-16481, and incorporated herein by reference.
    Exhibit 11  --   Statement Regarding Computation of Earnings Per Share.
    Exhibit 12  --   Statement Regarding Computation of Ratio of Earnings to
                     Fixed Charges.
    Exhibit 13  --   Portions of the 1996 Annual Report to Security Holders.
                     (Such annual report, except for those portions expressly
                     incorporated by reference in this report, is furnished
                     solely for the information of the Commission and is not
                     deemed to be filed as part of this report).
    Exhibit 21  --   List of subsidiaries of the Registrant.
    Exhibit 23  --   Consents of experts and counsel:
    (A)         --   Consent of Coopers & Lybrand L.L.P.
    Exhibit 24  --   Power of Attorney filed as Exhibit 24 to the Registrant's
                     Registration Statement on Form S-4, Registration No.
                     333-20291, and incorporated herein by reference.

(b)(1) Registrant's Current Report on Form 8-K/A dated October 9, 1996, and incorporated herein by reference, giving retroactive effect to the July 3, 1996 combinations with Commercial Bancorp of Georgia, Inc. and Southern Banking Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 27th day of March, 1997.

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

                   SIGNATURE                                       TITLE                         DATE
                   ---------                                       -----                         ----
/s/  ROBERT E. LOWDER                                  Chairman of the Board of                   **
------------------------------------------------         Directors, President and
Robert E. Lowder                                         Chief Executive Officer
/s/  W. FLAKE OAKLEY, IV                               Chief Financial Officer,                   **
------------------------------------------------         Secretary and Treasurer
W. Flake Oakley, IV                                      (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)
*                                                      Director                                   **
------------------------------------------------
Young J. Boozer
*                                                      Director                                   **
------------------------------------------------
William Britton
*                                                      Director                                   **
------------------------------------------------
Jerry J. Chesser
*                                                      Director                                   **
------------------------------------------------
Augustus K. Clements, III
*                                                      Director                                   **
------------------------------------------------
Robert C. Craft
*                                                      Director                                   **
------------------------------------------------
Patrick F. Dye
*                                                      Director                                   **
------------------------------------------------
Clinton O. Holdbrooks
*                                                      Director                                   **
------------------------------------------------
D. B. Jones
*                                                      Director                                   **
------------------------------------------------
Harold D. King
*                                                      Director                                   **
------------------------------------------------
John Ed Mathison
*                                                      Director                                   **
------------------------------------------------
Milton E. McGregor

                   SIGNATURE                                       TITLE                         DATE
                   ---------                                       -----                         ----
*                                                      Director                                   **
------------------------------------------------
John C. H. Miller, Jr.
*                                                      Director                                   **
------------------------------------------------
Joe D. Mussafer
*                                                      Director                                   **
------------------------------------------------
William E. Powell
*                                                      Director                                   **
------------------------------------------------
J. Donald Prewitt
*                                                      Director                                   **
------------------------------------------------
Jack H. Rainer
*                                                      Director                                   **
------------------------------------------------
Frances E. Roper
*                                                      Director                                   **
------------------------------------------------
Ed V. Welch

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/  W. FLAKE OAKLEY, IV
--------------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: March 27, 1997

                                 EXHIBIT INDEX

Exhibit 3    --  Articles of Incorporation and Bylaws:
(A)          --  Restated Certificate of Incorporation of the Registrant,
                   filed as Exhibit 4.1 to the Registrant's Current Report on
                   Form 8-K, dated February 21, 1995, and incorporated herein by reference..............................................
(B)          --  Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference...
Exhibit 4    --  Instruments defining the rights of security holders:
(A)          --  Article 4 of the Restated Certificate of Incorporation of
                   the Registrant filed as Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K, dated February 21, 1995, and
                   incorporated herein by reference..........................
(B)          --  Article II of the Bylaws of the Registrant filed as Exhibit
                   4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference...
(C)          --  Dividend Reinvestment and Class A Common Stock Purchase Plan
                   of the Registrant dated January 15, 1986, and Amendment
                   No. 1 thereto dated as of June 10, 1986, filed as Exhibit
                   4(C) to the Registrant's Registration Statement on Form
                   S-4 (File No. 33-07015), effective July 15, 1986, and
                   incorporated herein by
                   reference.................................................
(D)          --  All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                   pursuant to clause 4(iii) of Item 601(b) of Regulation
                   8-K; to be furnished upon request of the Commission.......
Exhibit 10   --  Material Contracts:
(A)(1)       --  Second Amendment and Restatement of 1982 Incentive Stock
                   Plan of the Registrant, filed as Exhibit 4-1 to the
                   Registrant's Registration Statement on Form S-8
                   (Commission Registration No. 33-41036), effective June 4,
                   1991, and incorporated herein by reference................
(A)(2)       --  Second Amendment and Restatement to 1982 Nonqualified Stock
                   Option Plan of the Registrant filed as Exhibit 4-2 to the
                   Registrant's Registration Statement on Form S-8
                   (Commission Registration No. 33-41036), effective June 4,
                   1991, and incorporated herein by reference................
(A)(3)       --  1992 Incentive Stock Option Plan of the Registrant, filed as
                   Exhibit 4-1 to Registrant's Registration Statement on Form
                   S-8 (File No. 33-47770), effective May 8, 1992, and
                   incorporated herein by reference..........................
(A)(4)       --  1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 4-2 to Registrant's Registration Statement on
                   Form S-8 (File No. 33-47770), effective May 8, 1992, and
                   incorporated herein by reference..........................
(B)(1)       --  Residential Loan Funding Agreement between Colonial Bank and
                   Colonial Mortgage Company dated January 18, 1988, included as Exhibit 10(B)(1) to the Registrant's Registration
                   Statement as Form S-4, file no. 33-52952, and incorporated herein by reference.......................................
(B)(2)       --  Amended and Restated Loan Agreement by and between the
                   Registrant and SunTrust Bank, Central Florida, National
                   Association, dated December 20, 1996, filed as Exhibit
                   10(B)(2) to the Registrant's Registration Statement on
                   Form S-4, Registration No. 333-20291, and incorporated
                   herein by reference.......................................

(C)(1)       --  The Colonial BancGroup, Inc. First Amended and Restated
                   Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant's Registration Statement as Form S-4, file no. 33-52952, and incorporated herein by reference.......................................
(C)(2)       --  The Colonial BancGroup, Inc., Stock Bonus and Retention
                   Plan, included as Exhibit 10(C)(2) to the Registrant's Registration Statement as Form S-4, file no. 33-52952, and incorporated herein by reference..........................
(D)          --  Stock Purchase Agreement dated as of July 20, 1994, by and among The Colonial BancGroup, Inc., Colonial Bank, The Colonial Company, Colonial Mortgage Company, and Robert E., James K. and Thomas H. Lowder, included as Exhibit 2 in Registrant's registration statement on Form S-4, Registration No. 33-83692 and incorporated herein by reference.................................................
(E)          --  Agreement and Plan of Merger between The Colonial BancGroup,
                   Inc. and Jefferson Bancorp, Inc., dated as of October 25, 1996, included as Appendix A to the Prospectus in Registrant's Registration Statement as Form S-4, Registration No. 333-16481, and incorporated herein by reference.................................................
Exhibit 11   --  Statement Regarding Computation of Earnings Per Share.......
Exhibit 12   --  Statement Regarding Computation of Ratio of Earnings to
                   Fixed Charges.............................................
Exhibit 13   --  Portions of the 1996 Annual Report to Security Holders.
                   (Such annual report, except for those portions expressly incorporated by reference in this report, is furnished solely for the information of the Commission and is not deemed to be filed as part of this report.)...............
Exhibit 21   --  List of subsidiaries of the Registrant......................
Exhibit 23   --  Consents of experts and counsel:
(A)          --  Consent of Coopers & Lybrand L.L.P..........................
Exhibit 24   --  Power of Attorney filed as Exhibit 24 to the Registrant's
                   Registration Statement on Form S-4, Registration No.
                   333-20291, and incorporated herein by reference...........

(b)(1) Registrant's Current Report on Form 8/K-A dated October 9, 1996, and incorporated herein by reference, giving retroactive effect to the July 3, 1996 combinations with Commercial Bancorp of Georgia, Inc. and Southern Banking Corporation

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                             EXHIBITS TO FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 1-13508

                          THE COLONIAL BANCGROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)