Form 10-Q
period 1997-03-31
COLONIAL BANCGROUP INC
filed 1997-05-15
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.




         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED March 31, 1997
                 --------------

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


Shares of common stock ($2.50 par value) outstanding at April 30, 1997 was 40,740,357.

                                 Part I, Item 1

                  Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars in thousands, except per share amounts)

                                                                               March 31    December 31,       March 31,
                                                                                1997          1996             1996
------------------------------------------------------------------------------------------------------------------------
Assets:                                                                                     (Restated)       (Restated)

Cash and due from banks................................................     $  179,042      $  222,059       $  190,879
Interest-bearing deposits in banks.....................................          5,767           5,143            5,584
Federal funds sold.....................................................         59,998          15,990           56,990
Securities available for sale..........................................        454,175         440,115          377,654
Investment securities..................................................        317,473         282,110          264,791
Mortgage loans held for sale...........................................        142,510         157,966          195,297
Loans, net of unearned income..........................................      4,338,994       4,074,633        3,587,951
Less:
  Allowance for possible loan losses...................................        (54,310)        (50,761)         (46,847)
-----------------------------------------------------------------------------------------------------------------------
Loans, net.............................................................      4,284,684       4,023,872        3,541,104
Premises and equipment.................................................         97,651          87,514           77,371
Excess of cost over tangible and identified intangible
  assets acquired, net.................................................         39,526          30,381           29,317
Mortgage servicing rights..............................................        114,616          98,856           88,788
Other real estate owned................................................          9,567           9,270           11,990
Accrued interest and other assets......................................         92,319          93,575           93,767
-----------------------------------------------------------------------------------------------------------------------
Total..................................................................     $5,797,328      $5,466,851       $4,933,532
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Deposits...............................................................     $4,525,183      $4,113,934       $3,747,987
FHLB short-term borrowings.............................................        540,000         715,000          526,571
Other short-term borrowings............................................        138,927         126,262          178,620
Subordinated debt......................................................          7,522           8,612           10,766
Trust preferred securities.............................................         70,000              --               --
Other long-term debt...................................................         15,762          30,480           27,330
Other liabilities......................................................         89,804          85,567           88,726
-----------------------------------------------------------------------------------------------------------------------

Total liabilities......................................................      5,387,198       5,079,855        4,580,000
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued............................................
  Common Stock, $2.50 par value; 44,000,000 shares
   authorized, 39,083,681, 37,545,561 and 36,222,732 shares issued and outstanding at March 31, 1997, December 31, 1996 and
   March 31, 1996 respectively.........................................         97,709          93,864           90,557
  Treasury Stock (135,065 shares)......................................         (3,152)             --               --
  Additional paid in capital...........................................        170,464         159,640          154,172
  Retained earnings....................................................        148,438         134,523          112,669
  Unearned compensation................................................         (1,978)         (1,603)          (1,685)
  Unrealized losses on securites available for sale, net of taxes......         (1,351)            572           (2,181)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity.............................................        410,130         386,996          353,532
-----------------------------------------------------------------------------------------------------------------------
Total..................................................................     $5,797,328      $5,466,851       $4,933,532
-----------------------------------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the January 1997 mergers of Colonial BancGroup with Jefferson Bancorp, Inc. and D/W Bankshares, Inc. These mergers were accounted for as poolings of interests and the financial results restated accordingly.


    See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES                     Three Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                March 30,
(Dollars in thousands, except per share amounts)              --------------------------
                                                                  1997           1996
----------------------------------------------------------------------------------------------
                                                                              (Restated)
Interest Income:
Interest and fees on loans....................                  $ 96,759       $ 81,806
Interest on investments.......................                    12,169          9,491
Other interest income.........................                       623            863
----------------------------------------------------------------------------------------------
Total interest income.........................                   109,551         92,160
----------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................                    44,493         37,986
Interest on short-term borrowings.............                    10,076          8,513
Interest on long-term debt....................                     1,543            673
----------------------------------------------------------------------------------------------
Total interest expense........................                    56,112         47,172
----------------------------------------------------------------------------------------------
Net Interest Income...........................                    53,439         44,988
Provision for possible loan losses............                     2,854          1,750
----------------------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................                    50,585         43,238
----------------------------------------------------------------------------------------------
Noninterest Income:
Mortgage servicing and origination fees.......                     7,872          6,937
Service charges on deposit accounts...........                     5,935          5,390
Other charges, fees and commissions...........                     1,433          1,232
Securities gains (losses), net................                       (18)           175
Other income..................................                     3,179          3,906
----------------------------------------------------------------------------------------------
Total noninterest income......................                    18,401         17,640
----------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................                    17,596         16,860
Occupancy expense, net........................                     4,238          3,633
Furniture and equipment expenses..............                     3,449          3,079
Amortization of mortgage servicing rights.....                     3,699          2,742
Amortization of intangible assets.............                       615            498
Other expense.................................                    13,065         13,000
----------------------------------------------------------------------------------------------
Total noninterest expense.....................                    42,662         39,812
----------------------------------------------------------------------------------------------
Income before income taxes                                        26,324         21,066
Applicable income taxes.......................                     9,601          7,443
----------------------------------------------------------------------------------------------
Net Income....................................                   $16,723        $13,623
----------------------------------------------------------------------------------------------

Earnings per share:
 Primary......................................                   $   .42        $   .36
 Fully diluted................................                       .42            .35
----------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the January 1997 mergers of Colonial BancGroup with Jefferson Bancorp, Inc. and D/W Bankshares, Inc. These mergers were accounted for as poolings of interests and the financial results restated accordingly.


    See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)(In Thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       1997           1996
                                                                     --------       --------
                                                                                   (Restated)
Net cash provided by (used in) operating activities                   $12,464       (61,249)
                                                                     --------       --------
Cash flows from investing activities:
  Proceeds from maturities of securities available
   for sale                                                            43,500         41,466
  Proceeds from sales of securities available for sale                 12,821         17,307
  Purchase of securities available for sale                            (4,617)       (71,537)
  Proceeds from maturities of investment securities                    13,370         10,749
  Purchase of investment securities                                   (40,400)       (10,007)
  Net decrease in short-term securities                                    --         11,100
  Net increase in loans                                               (79,866)       (77,785)
  Cash received in bank acquisitions/dispositions                      16,114          3,000
  Capital expenditures                                                 (7,170)        (5,432)
  Proceeds from sale of other real estate owned                         2,447          1,347
  Other, net                                                                2          1,076
                                                                     --------       --------
Net cash used in investing activities                                 (43,799)       (78,716)
                                                                     --------       --------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                  146,977         69,046
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and other short-term borrowings            (162,349)        90,103
  Proceeds from issuance of long-term debt                             70,000            350
  Repayment of long-term debt                                         (15,748)        (2,131)
  Proceeds from issuance of common stock                                3,050            717
  Acquisition of treasury stock                                        (3,152)            --
  Dividends paid                                                       (5,828)        (4,187)
                                                                     --------       --------
Net cash provided by financing activities                              32,950        153,898
                                                                     --------       --------
Net increase/decrease in cash and cash equivalents                      1,615         13,933

Cash and cash equivalents at beginning of year                        243,192        171,688
                                                                     --------       --------
Cash and cash equivalents at March 31                                $244,807       $185,621
                                                                     --------       --------

Supplemental Disclosure of cash flow information:

  Cash paid during the nine months for:
    Interest                                                         $ 57,279        $41,082
    Income taxes                                                        1,809            276

Non-cash investing activities:
   Transfer of loans to other real estate                              $4,072         $2,284
   Origination of loans for the sale of other real estate                  --            164
Non-cash financing activities:
  Conversion subordinated debentures                                   $1,081         $7,656
  Assets acquired in business combinations                            225,799              -
  Liabilities assumed in business combinations                        207,504              -



See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1996 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1996 annual report and also the restated audited financial statements and footnotes included in BancGroup's 8-K filing dated April 15, 1997. The March 31, 1996 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with Jefferson Bancorp., Inc. D/W Bankshares, Inc., Commercial Bancorp of Georgia, Inc. and Southern Banking Corporation.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and 1996 and the results of operations and cash flows for the interim periods ended March 31, 1997 and 1996. All 1997 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATONS

         On January 3, 1997, Jefferson Bancorp, Inc. ("Jefferson") was merged into BancGroup. Jefferson's subsidiary, Jefferson Bank of Florida was merged into BancGroup's existing subsidiary bank, Colonial Bank, headquartered in Orlando, Florida. At December 31, 1996 Jefferson had approximately $473 million in assets and deposits and other liabilities of approximately $441 million. Jefferson operated fifteen offices in Miami and South Florida.

         On January 3, 1997, Tomoka Bancorp, Inc. ("Tomoka") was merged into BancGroup. Tomoka's subsidiary, Tomoka State Bank, was merged into BancGroup's existing subsidiary bank, Colonial Bank, headquartered in Orlando, Florida.
At December 31, 1996, Tomoka had approximately $77 million in assets and deposits and other liabilities of approximately $70 million. Tomoka operates four offices in Ormond Beach, New Smyrna Beach, Pierson and Port Orange, Florida.

         On January 9, 1997, First Family Financial Corporation ("First Family") was merged into BancGroup. First Family's subsidiary, First
Family Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank, headquartered in Orlando, Florida in April 1997. At December 31, 1996, First Family had approximately $167 million in assets and deposits and other liabilities of approximately $158 million. First Family operates six offices in part of the Orlando metropolitan area.

         On January 31, 1997, D/W Bancshares, Inc. ("D/W") was merged into BancGroup. D/W's subsidiary, Dalton/Whitfield Bank & Trust, was merged into BancGroup's existing subsidiary bank, Colonial Bank, headquartered in Lawrenceville, Georgia. At December 31, 1996, D/W had approximately $139 million in assets and deposits and other liabilities of approximately $129 million. D/W operated three branches in the Dalton Georgia area.

        On March 5, 1997, Shamrock Holding, Inc. ("Shamrock") was merged into BancGroup. Shamrock's subsidiary, Union Bank, merged into BancGroup's existing subsidiary, Colonial Bank, headquartered in Montgomery, Alabama, in April 1997. Union Bank had assets of approximately $54 million and stockholders' equity of $7.3 million.

        Presented below is BancGroup's summary operating information for the quarter ended March 31, 1996, showing the effect of business combinations described above.



                                As Previously     Effect       Currently
                                  Reported       of Poolings    Reported
           Net interest income    $33,406        $11,582        $44,988
           Noninterest income      14,775          2,865         17,640
           Net income              11,054          2,569         13,623


        BancGroup entered into a definitive agreement dated November 18, 1996, to merge Fort Brooke Bancorporation ("Fort Brooke") into BancGroup. Fort Brooke is a Florida corporation and is a holding company for Fort Brooke Bank located in Tampa, Florida. Fort Brooke will be merged into BancGroup's subsidiary Colonial Bank, headquartered in Orlando, Florida. At December 31, 1996, Fort Brooke had assets of approximately $209 million, deposits of approximately $186 million and stockholders' equity of approximately $17 million. The merger was consummated on April 22, 1997.

        BancGroup entered into a definitive agreement dated March 6, 1997, to merge Great Southern Banccorp ("Great Southern") into BancGroup. Great Southern is a Florida corporation and is a holding company for Great Southern Bank located in West Palm Beach, Florida. Great Southern will merge into BancGroup's existing subsidiary, Colonial Bank. At December 31, 1996, Great Southern had assets of approximately $119 million, deposits of approximately $108 million and stockholders' equity of $10 million.

        BancGroup also entered into a definitive agreement dated March 24, 1997, to merge First Commerce Banks of Florida, Inc. ("First Commerce") into BancGroup. First Commerce is a holding company for First Commerce Bank of Polk County located in Winter Haven, Florida. First Commerce will merge into BancGroup's existing subsidiary, Colonial Bank. At December 31, 1996, First Commerce had assets of approximately $106 million, deposits of approximately $95 million and stockholders' equity of $11 million.


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

         BancGroup adopted SFAS No 125 as of January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on BancGroup's financial statements. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB
Statement No. 125 This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Under SFAS No. 128, BancGroup's basic EPS would be $.43 and $.38 and fully-diluted EPS would not change from amounts currently reported for the three months ended March 31, 1997 and 1996, respectively.

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed from December 31, 1996 to March 31, 1997 as follows (in thousands):

                                            Increase (Decrease)
                                            -------------------
                                               Amount     %
                                              --------  -----
            Total assets                      $330,477   6.1%
            Securities                          49,423   6.8%
            Mortgage loans held
             for sale                          (15,456) (9.8%)
            Loans, net of
             unearned income                   264,361   6.5%
            Deposits                           411,249  10.0%

Securities:

        Investment securities and securities available for sale have increased $49 million from December 31, 1996 to March 31, 1997. The increase in securities resulted from approximately $78 million from acquisitions and the remainder resulting from normal funding operations of the Company.

Loans and Mortgage Loans Held for Sale:

         The increase in loans, net of unearned income, of $264 million is partially from internal loan growth of approximately $72 million at an annualized rate of 7%. The remaining increase of $190 million resulted from the purchase of assets of First Family Financial Corporation, Tomoka Bancorp, Inc., and Shamrock Holding, Inc. located in Eustis and Ormond Beach, Florida, and
Evergreen, Alabama respectively.   Loans increased at a 16% internal growth
rate for the full year in 1996.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $285 million and $308.0 million and sales thereof amounted to approximately $300.4 million and $224.8 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in originations was primarily due to the higher interest rates which resulted in a decrease in refinancings as well as new originations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.

GROSS LOANS BY CATEGORY            March 31,          Dec. 31,        March 31,
(In thousands)                       1997              1996             1996
                                                    (Restated)       (Restated)
-----------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                   $  525,701      $  560,824          $  515,901
Real estate-commercial           1,083,164         983,673             873,859
Real estate-construction           465,604         446,288             398,850
Real estate-residential          1,923,996       1,767,003           1,513,832
Installment and consumer           287,836         264,307             239,420
Other                               55,553          55,883              48,941
-----------------------------------------------------------------------------------
Total loans                     $4,341,854      $4,077,978          $3,590,803
-----------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                         12.1%           13.8%               14.4%
Real estate-commercial                25.0%           24.1%               24.3%
Real estate-construction              10.7 %          10.9%               11.1%
Real estate-residential               44.3%           43.3%               42.1%
Installment and consumer               6.6%            6.5%                6.7%
Other                                  1.3%            1.4%                1.4%
-----------------------------------------------------------------------------------
                                     100.0%          100.0%              100.0%
-----------------------------------------------------------------------------------

        Loans collateralized by commercial real estate loans increased approximately $99 million during the first three months of 1997. Loans secured by residential real estate increased $157 million for the same period. These loan categories continue to be a significant source of loan growth and are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as Central and South Florida.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                   Three Months        Year        Three Months
                                       Ended          Ended           Ended
                                     March 31,       Dec. 31,       March 31,
(In thousands)                         1997            1996            1996
                                                    (Restated)      (Restated)
--------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                   $50,761         $45,215        $45,215
Charge-offs:
   Commercial, financial, and
    agricultural                        1,037           3,078            501
   Real estate-commercial                 125           1,941            602
   Real estate-construction                 3           1,774             23
   Real estate-residential                202             837            102
   Installment and consumer             1,171           3,281            546
   Other                                  247             594             64

--------------------------------------------------------------------------------
Total charge-offs                       2,785          11,505          1,838
--------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and
    agricultural                          126           1,016            181
   Real estate-commercial                   3           1,317          1,126
   Real estate-construction                35               1              1
   Real estate-residential                 35             693             84
   Installment and consumer               387           1,538            429
   Other                                   36              85             19
--------------------------------------------------------------------------------
Total recoveries                          622           4,650          1,840
--------------------------------------------------------------------------------
Net charge-offs(recoveries)             2,163           6,855             (2)
Addition to allowance charged to
 operating expense                      2,854          11,783          1,750
Allowance added (deducted) from bank
 mergers/disposals                      2,858             618           (120)
--------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                 $54,310         $50,761        $46,847
--------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains very good at 0.80% of net loans and other real estate. Nonperforming assets have increased $1.7 million from December 31, 1996. The increase in nonperforming assets resulted primarily from a $1.2 million increase in nonaccrural loans and a $.6 million increase in other real estate. The increase in nonaccrual loans is primarily from the acquisition of First Family Financial Corporation and Tomoka Bancorp, Inc. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly.
The loan loss reserve is 1.25% of loans at March 31, 1997. The increase in allowance since year end has been due to provisions in excess of net charge-offs totaling $0.7 million and reserves of $2.8 million from the purchase of First Family Financial Corporation, Tomoka Bancorp, Inc. and Shamrock Holdings, Inc. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                                 March 31,         Dec. 31,       March 31,
                                                   1997            1996             1996
                                                                (Restated)       (Restated)
-------------------------------------------------------------------------------------------
Nonaccrual loans                                 $23,143          $21,982          $18,256
Restructured loans                                 1,974            1,683            1,173
-------------------------------------------------------------------------------------------
 Total nonperforming loans*                       25,117           23,665           19,429
Other real estate owned                            9,567            8,956           12,732
Repossessions                                         --              314               --
-------------------------------------------------------------------------------------------
 Total nonperforming assets*                     $34,684          $32,935          $32,161
-------------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                       $ 6,257          $ 6,695          $ 4,415
Net charge-offs (recoveries)
               year-to-date                      $ 2,163          $ 6,855          $   (68)
-------------------------------------------------------------------------------------------
RATIOS
Period end:
 Total nonperforming assets as
  a percent of net loans and
  other real estate                                 0.80%            0.81%            0.89%
 Allowance as a percent of net
  loans                                             1.25%            1.25%            1.31%
 Allowance as a percent of

  nonperforming assets                              157%              154%             146%
 Allowance as a percent of
  nonperforming loans                               216%              215%             241%
For the period ended:
 Net charge-offs
 as a percent of average net
 loans-(annualized basis)                          0.20%             0.18%            (.01)%
-------------------------------------------------------------------------------------------

* Total does not include loans contractually past due 90 days or more which are still accruing interest.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $223 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 1997 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $22 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                  March 31,      Dec. 31,    March 31,
(In thousands)                       1997         1996          1996
                                               (Restated)    (Restated)
------------------------------------------------------------------------
Commercial, financial, and
 agricultural                      $10,078       $10,644       $ 9,058
Real estate-commercial              19,000        15,705        14,133
Real estate-construction             9,926         9,574         5,253
Real estate-mortgage                 9,620         8,835        14,387
Installment and consumer             4,661         3,914         2,452
Other                                1,025         2,089         1,564
------------------------------------------------------------------------
TOTAL                              $54,310       $50,761       $46,847
------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. To assist in funding a projected 18% annualized growth in loans, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $1.1 billion with only $549 million outstanding at March 31, 1997. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 96% at March 31, 1997 and 99% at December 31, 1996. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.15% to 5.65% maturing in 6 to 24 month periods. At March 31, 1997, $176 million is outstanding under this program. Rate sensitivity is also constantly monitored.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at March 31, 1997 consists of $410.1 million of equity and $70 million in trust preferred securities less $39.5 million of intangibles providing a 7.85% leverage ratio at March 31, 1997. The ratio of shareholders' equity to total assets at March 31, 1997 was 7.07% as compared to 7.08% at December 31, 1996. Capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.15 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.

         On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of Trust Preferred Securites in a private placement offering. The securities bear interest at 8.92% and are subject to mandatory redemption by BancGroup in whole or in part at any time after January 29, 2007 until maturity in January 2027. The securities are subordinated to substantially all of BancGroup's indebtedness.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE ENDED MARCH 31, 1997 AND 1996:

SUMMARY:
         BancGroup's net income for the quarter increased 23% to $16,723,000 compared to $13,623,000 in the prior year. Fully diluted EPS increased 20% to $.42 per share compared to $.35 per share for the same quarter of the previous year.

         The increase in net income is primarily attributable to increases in interest earning assets and noninterest income partially off-set by a lower interest margin and increases in loan loss provision and noninterest expenses.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)                                                                      Three Months Ended March 31,
(Dollars in thousands)                                     ------------------------------------------------------------------------
                                                                          1997                                   1996
                                                           ----------------------------------    ----------------------------------
                                                            Average                                 Average
                                                             Volume     Interest      Rate          Volume     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net............................................... $4,282,368     $94,854     8.95%      $3,540,598      $80,198     9.09%
  Mortgage loans held for sale.............................    115,272       2,170     7.53%         108,473        2,060     7.60%
  Investment securities and securities available for sale
   and other interest-earning assets.......................    807,660      13,071     6.49%         709,864       10,683     6.04%
----------------------------------------------------------------------------------                -----------------------
  Total interest-earning assets(1).........................  5,205,300    $110,095     8.53%       4,358,935      $92,941     8.56%
----------------------------------------------------------------------------------                -----------------------
  Nonearning assets........................................    466,874                               436,779
----------------------------------------------------------------------                            ----------
    Total assets........................................... $5,672,174                            $4,795,714
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits................................ $3,711,191     $44,493     4.86%      $3,086,783      $37,986     4.95%
  Short-term borrowings....................................    741,251      10,076     5.51%         624,871        8,513     5.48%
  Long-term debt...........................................     76,805       1,543     8.15%          40,935          673     6.61%
----------------------------------------------------------------------------------                -----------------------
  Total interest-bearing liabilities.......................  4,529,247     $56,112     5.02%       3,752,589      $47,172     5.06%
----------------------------------------------------------------------------------                -----------------------
  Noninterest-bearing demand deposits......................    652,200                               616,863
  Other liabilities........................................     85,119                                77,106
----------------------------------------------------------------------                            ----------
  Total liabilities........................................  5,266,566                             4,446,558
  Shareholders' equity.....................................    405,608                               349,156
----------------------------------------------------------------------                            ----------
Total liabilities and shareholders' equity................. $5,672,174                            $4,795,714
-----------------------------------------------------------------------------------------------------------------------------------
Rate differential..........................................                            3.51%                                  3.50%

Net yield on interest-earning assets.......................                $53,983     4.16%                      $45,769     4.20%
-----------------------------------------------------------------------------------------------------------------------------------

NOTE: Restated financial results above reflect the January 1997 mergers of Colonial BancGroup with Jefferson Bancorp, Inc. and D/W Bankshares, Inc. These mergers were accounted for as poolings of interests and the financial results restated accordingly.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED MARCH 31, 1997

(Dollars in thousands)                                                      Three Months Ended March 31
                                                                               1997 Change from 1996
,                                                                ----------------------------------------------------
                                                                               Due to (1)
                                                                   Total       Volume        Rate           Mix
                                                                ----------- ------------- ---------  ---------------
 Interest Income:

 Total Loans, Net                                               $  14,656    $ 16,857     $ (1,239)      $    (962)

 Mortgage loans held for sale                                         110         129          (19)              -

 Investment securities and securities
  available for sale and other interest-earning assets              2,388       1,477          799             112
                                                                ---------    --------     --------       ---------

 Total interest income (2)                                         17,154      18,463         (459)           (850)

                                                                ---------    --------     --------       ---------

  Interest Expense:

  Interest bearing deposits                                         6,507       7,727         (695)           (525)

  Short-term borrowings                                             1,563       1,594           47             (78)

  Long-term debt                                                      870         593          158             119

                                                                ---------    --------     --------       ---------
  Total interest expense                                            8,940       9,914         (490)           (484)

                                                                ---------    --------     --------       ---------

 Net interest income                                            $   8,214    $  8,549     $     31       $    (366)

                                                                ---------    --------     --------       ---------

(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate.
    Rate Change = change in rate times old volume. The Mix Change = change in volume times change in rate.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES (RESTATED)

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $8.2 million to $54 million for the quarter ended March 31, 1997 from $45.8 million for the quarter ended March 31, 1996. The net yield on interest earning assets decreased from 4.20% to 4.16% for the three months ended March 31, 1996 and 1997, respectively, while the rate differential remained almost unchanged at 3.51% and 3.50% for the three month period ended March 31, 1997 and 1996, respectively.

         As reflected on the previous tables the increase for the three months were primarily attributable to loan growth offset by decreasing rates. The prime rate decreased to 8.5% in December 1995 and continued to decline to 8.25% in 1996. During the first quarter of 1997 prime rate increased to 8.50%. This increase in prime will be reflected in increasing rates as repricing occurs.

LOAN LOSS PROVISION:

         The provision for loan losses for the first three months of 1997 was $2,854,000 compared to $1,750,000 for the same period in 1996. Asset quality remains good. The current allowance for loan losses provides a 157% coverage of nonperforming assets compared to 154% at December 31, 1996 and 146% at March 31, 1996. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         Noninterest income increased $761,000 for the three months ended
March 31, 1997 compared to the same period in 1996. The increase is primarily due to increased mortgage servicing related fee income of $935,000, additional fees on deposit accounts of $545,000, and is offset by a decrease in other income of $727,000 primarily related to the gain from the sale of a subsidiary bank by Jefferson in February 1996.

         Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $10.6 billion servicing portfolio as well as loan originations from its 6 regional offices. Colonial Mortgage originates loans in 36 states. Colonial Mortgage had noninterest income of $9.4 million for the three months ended March 31, 1997 compared to $8.7 million for the three months ended March 31, 1996.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $24.2 million and $22.3 million for the three months ended March 31, 1997 and 1996, respectively.

   Salary and benefit expense increased $736,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The increase is primarily due to increased staffing levels as a result of acquisitions.

         The increase in other noninterest expenses for the three months has been due to increases in merger expenses and advertising expenses. These increases were somewhat offset by a reduction in the FDIC assessment.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 36.5% and 35.5%, respectively, estimated annual effective tax rate for the years 1997 and 1996, respectively. The provision for income taxes for the three months ended March 31, 1997 and 1996 was $9,601,000 and $7,443,000, respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:  Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4:  Submission of Matters to a Vote of Security Holders - *

Item 5:  Other Events - N/A

Item 6: Form 8-K - Report on Form 8-K was filed on April 15, 1997 disclosing the amended and restated financial statements for December 31, 1996.

                Exhibit 11 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule (for SEC use only)

* On April 16, 1997, the annual meeting of the shareholders of Colonial BancGroup was held; shareholders present at such meeting, by proxy or in person, elected the following directors:


                                    FOR               WITHHOLD
                                    ---               --------
   Term expires in 2000:

   Lewis Beville                 27,405,237            179,431
   Jerry J. Chesser              27,422,925            161,743
   John Ed Mathison              26,711,025            873,643
   Joe D. Mussafer               27,423,234            161,434
   William E. Powell III         27,407,106            177,562
   J. Donald Prewitt             27,423,185            161,483
   Frances E. Roper              27,382,579            202,089
   Ed V. Welch                   27,422,733            161,935

   Term expires in 1999:

   Simuel Sippial                27,415,507            169,161

   Term expires in 1998:

   Jimmy Rane                    27,353,437            231,231

   In addition to the foregoing the following directors will continue to serve

   Term expires in 1999:

   Young J. Boozer
   Willaim Britton
   Patrick F. Dye
   D. B. Jones
   Milton E. McGregor
   Jack H. Rainer

   Term expires in 1998:

   Augustus K. Clements, III
   Robert S. Craft
   Clinton O. Holdbrooks
   Harold D. King
   Robert E. Lowder
   John C. H. Miller, Jr.

In addition, an amendment to the Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 44,000,000 to 100,000,000 was approved as follows:

                                FOR       AGAINST       ABSTAIN
                                ---       -------       -------

                             26,914,984   471,623       256,878

SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Colonial BancGroup, Inc.



By: /s/ W. Flake Oakley
   ---------------------------------------------------
   W. Flake Oakley
   Chief Financial Officer, Secretary & Treasurer


Date:  May 15, 1997
     -------------------------------------------