Form 10-Q
period 1997-06-30
COLONIAL BANCGROUP INC
filed 1997-08-14
CIK 92339

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.




         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO
                 ____________________    __________________.

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


Shares of common stock ($2.50 par value) outstanding at July 31, 1997 was 41,912,989.

                                 Part I, Item 1

                 Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars in thousands, except per share amounts)

                                                                               June 30     December 31,      June 30,
                                                                                1997          1996             1996
------------------------------------------------------------------------------------------------------------------------
Assets:

Cash and due from banks................................................     $  188,777      $  239,781       $  164,031
Interest-bearing deposits in banks.....................................          8,134           5,143            2,881
Federal funds sold.....................................................         16,567          15,990           24,566
Securities available for sale..........................................        502,772         462,313          379,257
Investment securities..................................................        307,483         300,121          315,656
Mortgage loans held for sale...........................................        165,476         157,966          165,925
Loans, net of unearned income..........................................      4,582,254       4,215,802        3,946,343
Less:
  Allowance for possible loan losses...................................        (58,525)        (53,443)         (49,284)
-----------------------------------------------------------------------------------------------------------------------
Loans, net.............................................................      4,523,729       4,162,359        3,897,059
Premises and equipment.................................................        114,501          93,009           85,515
Excess of cost over tangible and identified intangible
  assets acquired, net.................................................         38,991          30,431           30,565
Mortgage servicing rights..............................................        125,342          98,856           92,511
Other real estate owned................................................         10,120          10,229           12,535
Accrued interest and other assets......................................         98,724          96,339          102,900
-----------------------------------------------------------------------------------------------------------------------
Total..................................................................     $6,100,616      $5,672,537       $5,273,401
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Deposits...............................................................     $4,747,342      $4,299,821       $4,049,960
FHLB short-term borrowings.............................................        610,000         715,000          565,000
Other short-term borrowings............................................        125,479         129,129          144,541
Subordinated debt......................................................          6,676           8,612            9,507
Trust preferred securities.............................................         70,000              --               --
Other long-term debt...................................................         15,279          30,480           26,197
Other liabilities......................................................         94,472          86,787           99,485
-----------------------------------------------------------------------------------------------------------------------

Total liabilities......................................................      5,669,248       5,269,829        4,894,690
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued............................................
  Common Stock, $2.50 par value; 100,000,000 shares
   authorized, 40,926,440, 39,145,685 and 37,449,448 shares issued and outstanding at March 31, 1997, December 31, 1996 and
   March 31, 1996 respectively.........................................        102,316          97,864           93,624
  Treasury Stock (135,065 shares)......................................        (15,887)             --               --
  Additional paid in capital...........................................        180,736         168,064          166,336
  Retained earnings....................................................        164,984         137,956          128,137
  Unearned compensation................................................         (1,887)         (1,603)          (1,521)
  Unrealized losses on securites available for sale, net of taxes......          1,106             427           (7,865)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity.............................................        431,368         402,708          378,711
-----------------------------------------------------------------------------------------------------------------------
Total..................................................................     $6,100,616      $5,672,537       $5,273,401
-----------------------------------------------------------------------------------------------------------------------



    See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES                             Six Months Ended                Three Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                        June 30,                        June 30,
(Dollars in thousands, except per share amounts)                      --------------------------        ----------------------
                                                                          1997           1996           1997          1996
-------------------------------------------------------------------------------------------------       ----------------------
Interest Income:
Interest and fees on loans....................                          $204,638       $173,602        $104,728       $ 88,971
Interest on investments.......................                            25,963         20,660          13,189         10,549
Other interest income.........................                             1,073          1,837             296            851
------------------------------------------------------------------------------------------------------------------------------
Total interest income.........................                           231,674        196,099         118,213        100,371
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits..........................                            94,223         78,820          48,126         39,397
Interest on short-term borrowings.............                            19,699         18,635           9,600         10,104
Interest on long-term debt....................                             3,523          1,327           1,980            654
------------------------------------------------------------------------------------------------------------------------------
Total interest expense........................                           117,445         98,782          59,706         50,155
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income...........................                           114,229         97,317          58,507         50,216
Provision for possible loan losses............                             6,190          3,623           3,336          1,851
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for
  Possible Loan Losses........................                           108,039         93,694          55,171         48,365
------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Mortgage servicing and origination fees.......                            16,273         13,969           8,401          7,032
Service charges on deposit accounts...........                            11,653         10,670           5,323          4,941
Other charges, fees and commissions...........                             3,501          3,191           2,068          1,959
Securities gains (losses), net................                               (17)           121               1            (54)
Other income..................................                             8,217          7,972           4,984          4,016
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income......................                            39,627         35,923          20,777         17,894
------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and employee benefits................                            36,700         35,082          18,239         17,423
Occupancy expense, net........................                             9,022          7,643           4,463          3,689
Furniture and equipment expenses..............                             7,361          6,553           3,912          3,474
Amortization of mortgage servicing rights.....                             7,712          5,716           4,013          2,974
Amortization of intangible assets.............                             1,279          1,021             664            523
Other expense.................................                            27,977         26,971          14,383         13,370
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense.....................                            90,051         82,986          45,674         41,453
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                57,615         46,631          30,274         24,806
Applicable income taxes.......................                            21,286         16,434          11,289          8,733
------------------------------------------------------------------------------------------------------------------------------
Net Income....................................                          $ 36,329       $ 30,197        $ 18,985       $ 16,073
------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
 Primary......................................                          $    .88       $    .78        $    .46       $    .41
 Fully diluted................................                               .87            .77             .46            .41
------------------------------------------------------------------------------------------------------------------------------


                     See Notes to the Unaudited Condensed
                       Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)(In Thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       1997           1996
                                                                     --------       --------
Net cash provided by (used in) operating activities                   $26,775       $(16,133)
                                                                     --------       --------
Cash flows from investing activities:
  Proceeds from maturities of securities available
   for sale                                                            54,648         73,934
  Proceeds from sales of securities available for sale                 15,752         25,308
  Purchase of securities available for sale                           (45,718)      (100,218)
  Proceeds from maturities of investment securities                    83,081         52,118
  Purchase of investment securities                                   (79,254)       (72,600)
  Net decrease in short-term securities                                    --         10,000
  Net increase in loans                                              (188,422)      (296,882)
  Cash received used in bank acquisitions/dispositions                 (2,191)        10,034
  Capital expenditures                                                (20,708)       (10,708)
  Proceeds from sale of other real estate owned                         3,878          4,545
  Other, net                                                                4            (17)
                                                                     --------       --------
Net cash used in investing activities                                (178,930)      (304,486)
                                                                     --------       --------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                  183,249        171,307
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and other short-term borrowings            (107,677)        92,734
  Proceeds from issuance of long-term debt                             70,000            350
  Repayment of long-term debt                                         (17,226)        (3,232)
  Proceeds from issuance of common stock                                4,490          2,003
  Acquisition of treasury stock                                       (15,887)            --
  Dividends paid                                                      (12,230)        (8,582)
                                                                     --------       --------
Net cash provided by financing activities                             104,719        254,580
                                                                     --------       --------
Net decrease in cash and cash equivalents                             (47,436)       (66,039)

Cash and cash equivalents at beginning of year                        260,914        257,507
                                                                     --------       --------
Cash and cash equivalents at June 30                                 $213,478       $191,468
                                                                     --------       --------

Disclosure of cash flow information:

  Cash paid during the six months for:
    Interest                                                         $108,622       $ 44,445
    Income taxes                                                        1,809          1,197

Non-cash investing activities:
   Transfer of loans to other real estate                              $5,138         $2,203
   Origination of loans for the sale of other real estate                  --            164
Non-cash financing activities:
  Conversion of subordinated debentures                                $1,927         $7,656
  Assets acquired in business combinations                            225,799              -
  Liabilities assumed in business combinations                        207,504              -


See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1996 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1996 annual report and also the restated audited financial statements and footnotes included in BancGroup's 8-K filing dated June 24, 1997. The June 30, 1996 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with Jefferson Bancorp, Inc., D/W Bankshares, Inc., Commercial Bancorp of Georgia, Inc., Southern Banking Corporation and Fort Brooke Bancorporation.

        In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and 1996 and the results of operations and cash flows for the interim periods ended June 30, 1997 and 1996. All 1997 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATONS

         On January 3, 1997, Jefferson Bancorp, Inc. ("Jefferson") was merged into BancGroup. Jefferson's subsidiary, Jefferson Bank of Florida was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996 Jefferson had approximately $473 million in assets and deposits and other liabilities of approximately $441 million. Jefferson operated fifteen offices n Miami and South Florida. This business combination was accounted for as a pooling of interests.

         On January 3, 1997, Tomoka Bancorp, Inc. ("Tomoka") was merged into BancGroup. Tomoka's subsidiary, Tomoka State Bank, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996, Tomoka had approximately $77 million in assets and deposits and other liabilities of approximately $70 million. Tomoka operated four offices in Ormond Beach, New Smyrna Beach, Pierson and Port Orange, Florida. This business combination was accounted for as a pooling of interests.

         On January 9, 1997, First Family Financial Corporation ("First Family") was merged into BancGroup. First Family's subsidiary, First Family Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank.
At December 31, 1996, First Family had approximately $167 million in assets and deposits and other liabilities of approximately $158 million. First Family operated six offices in part of the Orlando metropolitan area. This business combination was accounted for as a purchase and the results of operations are included in the accompanying financial statements only from the date of consummation forward.

         On January 31, 1997, D/W Bancshares, Inc. ("D/W") was merged into BancGroup. D/W's subsidiary, Dalton/Whitfield Bank & Trust, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996, D/W had approximately $139 million in assets and deposits and other liabilities of approximately $129 million. D/W operated three branches in the Dalton Georgia area. This business combination was accounted for as a pooling of interests.

        On March 5, 1997, Shamrock Holding, Inc. ("Shamrock") was merged into BancGroup. Shamrock's subsidiary, Union Bank, was merged into BancGroup's existing subsidiary, Colonial Bank. As of December 31, 1996, Union Bank had assets of approximately $54 million and deposits and other liabilities of approximately $47 million. This business combination was accounted for as a purchase and the results of operations are included in the accompanying financial statements only from the date of consummation forward.

On April 22, 1997, Fort Brooke Bancorporation ("Fort Brooke") was merged into BancGroup. Fort Brooke was a Florida corporation and was a holding company for Fort Brooke Bank located in Tampa, Florida. Fort Brooke merged into BancGroup's subsidiary Colonial Bank. At December 31, 1996, Fort Brooke had assets of approximately $209 million and deposits and other liabilities of approximately $192 million. This business combination was accounted for as a pooling of interests.

        The following table presents net interest income, noninterest income, and net income as reported by BancGroup, Fort Brooke, Jefferson and D/W on a combined basis for the six months ended June 30, 1996. In 1997, prior to consummation of the business combination with BancGroup, Fort Brooke recorded $3,153,000 of net interest income, $535,000 of noninterest income and $900,000 of net income, Jefferson did not have a significant amount of net interest income, noninterest income or net income, and D/W recorded $445,000 of net interest income, $82,000 of noninterest income and $146,000 of net income.

                        Net Interest        Noninterest         Net Income
(Dollars in thousands)  Income              Income
BancGroup               $     81,854        $    31,995         $    27,074
Fort Brooke                    4,403                740               1,033
Jefferson                      8,280              2,441               1,305
D/W                            2,780                747                 785
                        ------------        -----------         -----------
Combined                $     97,317        $    35,923         $    30,197
                        ============        ===========         ===========

        On July 1, 1997, Great Southern Bancorp ("Great Southern") was merged into BancGroup. Great Southern was a Florida corporation and is a holding company for Great Southern Bank located in West Palm Beach, Florida. Great Southern's subsidiary bank merged into BancGroup's existing subsidiary, Colonial Bank. At December 31, 1996, Great Southern had assets of approximately $119 million and deposits and other liabilities of approximately $109 million. This business combination was accounted for as a pooling of interests.

        On July 1, 1997, First Commerce Banks of Florida, Inc. ("First Commerce") was merged into BancGroup. First Commerce was a holding company for First Commerce Bank of Polk County located in Winter Haven, Florida. First Commerce was merged into BancGroup's existing subsidiary, Colonial Bank. At December 31, 1996, First Commerce had assets of approximately $106 million and deposits and other liabilities of approximately $95 million. This business combination was accounted for as a purchase and the results of operations will be included in BancGroup's financial statements from the date of consummation forward.

        On May 8, 1997, BancGroup entered into a definitive agreement with First Independence Bank of Florida ("First Independence"), located in Fort Myers, Florida. Based upon the market value of BancGroup's common stock as of July 1, 1997, a total of 537,997 shares of BancGroup's common stock would be issued to the stockholders of First Independence. The actual number of shares of BancGroup's common stock to be issued in this transaction will depend upon the market value of such common stock at the time of the merger and the potential conversion of warrants and options into First Independence stock by the holders thereof. This transaction is subject to, among other things, approval by the stockholders of First Independence and approval by appropriate regulatory authorities. At December 31, 1996 First Independence had assets of approximately $62 million and deposits and other liabilities of approximately $58 million. This combination will be accounted for as a pooling of interests.

        On June 23, 1997, BancGroup entered into a definitive agreement with Dadeland BancShares, Inc. ("Dadeland"), located in Miami, Florida. At December 31, 1996, Dadeland had assets of approximately $136 million and deposits and other liabilities of approximately $121 million. BanGroup will pay $38 million to the shareholders of Dadeland. This combination will be accounted for as a purchase.

         On July 1, 1997, BancGroup entered into a letter of intent to acquire ASB Bancshares, Inc. ("ASB"). ASB is a Delaware corporation and is a holding company for Ashville Savings Bank located in St. Clair County, Alabama. ASB will merge with BancGroup and following such merger Ashville Savings Bank will merge with Colonial Bank. BancGroup will issue a maximum of 632,362 shares of its Common Stock depending upon the market value at the time of such merger, and issue an aggregate amount of $7,725,000 in subordinated debentures to the shareholders of ASB. This transaction is subject to, among other things, the execution of a definitive agreement, approval by the stockholders of ASB and approval by appropriate regulatory authorities and will be accounted for as a purchase. At June 30, 1997, ASB had assets of $142.1 million, deposits of $129.3 million and stockholders' equity of $11.6 million.

         On July 21, 1997, BancGroup entered into a letter of intent to acquire South Florida Banking Corp. ("South Florida"). South Florida is a Florida corporation and is a holding company for First National Bank of Florida at Bonita Springs located in Bonita Springs, Florida. South Florida will merge with the Company and following such merger First National Bank of Florida at Bonita Springs will merge with Colonial Bank. The Company will issue a maximum of 2,007,000 shares of its Common Stock assuming all of South Florida's options are exercised prior to the merger. This transaction is subject to, among other things, the execution of a definitive agreement, approval by the stockholders of South Florida and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1997, South Florida had assets of $249.6 million, deposits of $210.4 million and stockholders' equity of $16.2 million.

NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup's subsidiary bank makes loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.


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

         This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Under SFAS No. 128, BancGroup's basic EPS would be $.90 and $.79 for the six months ended June 30, 1997 and 1996, respectively and $.47 and $.42 for the quarter ended June 30, 1997 and 1996, respectively. Fully-diluted EPS would not change from amounts currently reported for the six months and quarter ended June 30, 1997 and 1996, respectively.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

        In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131. Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

        This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

                                 Part I, Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION:

        Ending balances of total assets, securities, mortgage loans held for sale, net loans, and deposits changed for the six months and twelve months June 30, 1997, respectively, as follows (in thousands):

                                             December 31, 1996         June 30, 1996
                                             to June 30, 1997         to June 30, 1997
                                            Increase (Decrease)      Increase (Decrease)
                                            -------------------      ------------------
                                               Amount     %             Amount     %
                                              --------  -----          --------  -----
            Total assets                      $428,079   7.5%          $827,215  15.7%
            Securities                          47,821   6.3%           115,342  16.6%
            Mortgage loans held
             for sale                            7,510   4.8%              (449)  (.3)%
            Loans, net of
             unearned income                   366,452   8.7%           635,911  16.1%
            Deposits                           447,521  10.4%           697,382  17.2%
            Long term debt                      52,863 135.2%            56,251 157.6%

Securities:

        Investment securities and securities available for sale have increased $48 million from December 31, 1996 to June 30, 1997. Approximately $78 million of the increase resulted from business combinations. The offsetting decrease resulted from normal funding operations of the Company.

Loans and Mortgage Loans Held for Sale:

        Loans have increased 16.1% since June 30, 1996. This increase is a result of a 10.5% internal loan growth from June 30, 1996 to June 30, 1997, with the remainder from acquisition activity.

        The increase in loans, net of unearned income, since December 31, 1996 of $366 million is partially from internal loan growth of approximately $180 million (an annualized rate of 8%). The remaining increase of approximately $186 million resulted from the purchase method business combinations. Loans increased at a 16% internal growth rate for the year ended December 31, 1996.

        Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $632.8 million and $702.8 million and sales thereof amounted to approximately $625.3 million and $647.4 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in originations was primarily due to the slightly higher interest rates which resulted in a decrease in refinancings and new originations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Gross loans by category and summary of loan loss experience are shown in the following schedules.

GROSS LOANS BY CATEGORY            June 30,           Dec. 31,        June 30,
(In thousands)                       1997              1996             1996
-----------------------------------------------------------------------------------
Commercial, financial, and
 agricultural                   $  575,477      $  589,418          $  561,330
Real estate-commercial           1,105,355       1,032,970             957,908
Real estate-construction           517,241         460,537             419,201
Real estate-residential          2,043,419       1,801,703           1,702,140
Installment and consumer           283,166         278,600             258,308
Other                               58,303          55,883              48,755
-----------------------------------------------------------------------------------
Total loans                     $4,582,961      $4,219,111          $3,947,642
-----------------------------------------------------------------------------------

Percent of loans in each
 category to total loans:

Commercial financial, and
 agricultural                         12.6%           14.0%               14.2%
Real estate-commercial                24.1%           24.5%               24.3%
Real estate-construction              11.3%           10.9%               10.6%
Real estate-residential               44.5%           42.7%               43.2%
Installment and consumer               6.2%            6.6%                6.5%
Other                                  1.3%            1.3%                1.2%
-----------------------------------------------------------------------------------
                                     100.0%          100.0%              100.0%
-----------------------------------------------------------------------------------

        Loans collateralized by commercial real estate loans increased approximately $147 million since June 30, 1996 and $72 million since December 31, 1996. Loans secured by residential real estate increased $341 and $242 million since June 30, 1996 and December 31, 1996, respectively. These loan categories continue to be a significant source of loan growth and are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as Central and South Florida.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

SUMMARY OF LOAN LOSS EXPERIENCE

                                    Six Months         Year        Six Months
                                       Ended          Ended           Ended
                                     June 30,        Dec. 31,       June 30,
(In thousands)                         1997            1996           1996
--------------------------------------------------------------------------------
Allowance for possible loan
 losses - January 1                   $53,443         $46,917        $46,917
Charge-offs:
   Commercial, financial, and
    agricultural                        1,755           3,196          1,304
   Real estate-commercial                 176           2,074            786
   Real estate-construction                30           1,774            745
   Real estate-residential                472             878            185
   Installment and consumer             2,263           3,334          1,325
   Other                                  469             594            121

--------------------------------------------------------------------------------
Total charge-offs                       5,165          11,850          4,466
--------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and
    agricultural                          280           1,418          1,027
   Real estate-commercial                  35           1,450            883
   Real estate-construction                67               1              1
   Real estate-residential                 91             693            141
   Installment and consumer               824           1,566          1,008
   Other                                   70              85             44
--------------------------------------------------------------------------------
Total recoveries                        1,367           5,213          3,104
--------------------------------------------------------------------------------
Net charge-offs                         3,798           6,637          1,362
Addition to allowance charged to
 operating expense                      6,190          12,545          3,623
Allowance added from bank
 mergers                                2,690             618            106
--------------------------------------------------------------------------------
Allowance for possible loan
 losses-end of period                 $58,525         $53,443        $49,284
--------------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Asset quality as measured by nonperforming assets remains good at 0.79% of net loans and other real estate. Nonperforming assets have increased $3.0 million from December 31, 1996. The increase in nonperforming assets resulted primarily from a $2.9 million increase in nonaccrural loans and a $.6 million decrease in other real estate. The increase in nonaccrual loans is primarily from the acquisition of First Family and Tomoka. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.28% of loans at June 30, 1997 as compared to 1.25% at June 30, 1996. The increase in allowance since year end has been due to provisions in excess of net charge-offs totaling $2.4 million and reserves of $2.7 million from the purchase of First Family, Tomoka and Shamrock. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

         Nonperforming assets are summarized below (in thousands):

                                                  June 30,       Dec. 31,         June 30,
                                                   1997            1996             1996
-------------------------------------------------------------------------------------------
Nonaccrual loans                                 $25,226          $22,334          $13,822
Restructured loans                                 1,063            1,683            2,210
-------------------------------------------------------------------------------------------
 Total nonperforming loans*                       26,289           24,017           16,032
Other real estate owned                            9,763            9,914           12,047
Repossessions                                        357              314              433
-------------------------------------------------------------------------------------------
 Total nonperforming assets*                     $36,409          $34,245          $28,512
-------------------------------------------------------------------------------------------
Aggregate loans contractually
 past due 90 days for which
 interest is being accrued                       $ 3,700          $ 7,682          $ 5,400
Net charge-offs (recoveries)
               year-to-date                      $ 3,799          $ 6,637          $ 1,363
-------------------------------------------------------------------------------------------
RATIOS
Period end:
 Total nonperforming assets as
  a percent of net loans and
  other real estate                                 0.79%            0.81%            0.72%
 Allowance as a percent of net
  loans                                             1.28%            1.27%            1.25%
 Allowance as a percent of

  nonperforming assets                              161%              156%             173%
 Allowance as a percent of
  nonperforming loans                               223%              223%             307%
For the period ended:
 Net charge-offs
 as a percent of average net
 loans-(annualized basis)                          0.17%             0.17%            0.07%
-------------------------------------------------------------------------------------------

* Total does not include loans contractually past due 90 days or more which are still accruing interest.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors, has identified approximately $214 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 1997 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $18 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                    June 30,     Dec. 31,     June 30,
(In thousands)                       1997         1996          1996
------------------------------------------------------------------------
Commercial, financial, and
 agricultural                      $10,546       $11,318       $ 9,468
Real estate-commercial              21,092        16,866        17,402
Real estate-construction            11,342         9,910         8,499
Real estate-mortgage                10,217         9,009         8,510
Installment and consumer             4,505         4,251         3,973
Other                                  823         2,089         1,432
------------------------------------------------------------------------
TOTAL                              $58,525       $53,443       $49,284
------------------------------------------------------------------------

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

LIQUIDITY:

         The maintenance of an adequate liquidity position is a principal component of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. To assist in funding a projected 8% annualized growth in loans, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $1.2 billion with only $621 million outstanding at June 30, 1997. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 96.5% at June 30, 1997 and 98% at December 31, 1996. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.20% to 5.65% maturing in 6 to 24 month periods. At June 30, 1997, $151 million is outstanding under this program. Rate sensitivity is also constantly monitored.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at June 30, 1997 consists of $431 million of equity and $70 million in trust preferred securities less $39 million of intangibles providing a 7.70% leverage ratio at June 30, 1997. The ratio of shareholders' equity to total assets at June 30, 1997 was 7.07% as compared to 7.10% at December 31, 1996. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.15 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.

         On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of Trust Preferred Securities. The securities bear interest at 8.9% and are subject to redemption by BancGroup in whole or in part at any time after January 29, 2007 until maturity in January 2027.
Circumstances are remote that redeption will occur prior to maturity. The securities are subordinated to substantially all of BancGroup's indebtedness.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
Management's Discussion, Continued

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996:

SUMMARY:
        BancGroup's net income for the quarter ended June 30, increased
18% to $18,985,000 compared to $16,073,000 in the prior year. Fully diluted earnings per share for the quarter increased 12% to $.46 per share compared to $.41 per share for the same quarter of the previous year.

        BancGroup's net income for the six months ended June 30, 1997 was $36,329,000. This was a 20% increase over the prior year net income of $30,197,000. Fully diluted earnings per share for the six months ended June 30, 1997, were $.87 compared to $.77 for the same period in 1996, a 13% increase.


        The increase in net income is primarily attributable to increases in interest earning assets and noninterest income partially off-set by increases in loan loss provision and noninterest expenses.

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)                                                                      Three Months Ended June 30,
(Dollars in thousands)                                     ------------------------------------------------------------------------
                                                                          1997                                   1996
                                                           ----------------------------------    ----------------------------------
                                                            Average                                 Average
                                                             Volume     Interest      Rate          Volume     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net............................................... $4,533,790     $101,973    9.02%      $3,829,261      $85,841     8.99%
  Mortgage loans held for sale.............................    140,702        2,910    8.30%         177,023        3,340     7.57%
  Investment securities and securities available for sale
   and other interest-earning assets.......................    849,668       13,822    6.52%         766,795       11,748     6.15%
----------------------------------------------------------------------------------                -----------------------
  Total interest-earning assets(1).........................  5,524,159     $118,705    8.62%       4,773,079     $100,929     8.48%
----------------------------------------------------------------------------------                -----------------------
  Nonearning assets........................................    507,799                               446,298
----------------------------------------------------------------------                            ----------
    Total assets........................................... $6,031,959                            $5,219,377
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits................................ $3,965,468     $48,126     4.87%      $3,284,374      $39,397    4.81%
  Short-term borrowings....................................    694,665       9,600     5.54%         744,308       10,104    5.44%
  Long-term debt...........................................     93,175       1,980     8.52%          37,889          654    6.92%
----------------------------------------------------------------------------------                -----------------------
  Total interest-bearing liabilities.......................  4,753,309     $59,706     5.04%       4,066,571      $50,155    4.95%
----------------------------------------------------------------------------------                -----------------------
  Noninterest-bearing demand deposits......................    765,666                               685,143
  Other liabilities........................................     84,951                                90,785
----------------------------------------------------------------------                            ----------
  Total liabilities........................................  5,603,925                             4,842,499
  Shareholders' equity.....................................    428,034                               376,878
----------------------------------------------------------------------                            ----------
Total liabilities and shareholders' equity................. $6,031,959                            $5,219,377
-----------------------------------------------------------------------------------------------------------------------------------
Rate differential..........................................                            3.58%                                  3.53%

Net yield on interest-earning assets.......................                $58,999     4.27%                      $50,774     4.26%
-----------------------------------------------------------------------------------------------------------------------------------

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

THE COLONIAL BANCGROUP, INC.
AVERAGE VOLUME AND RATES
(Unaudited)                                                                         Six Months Ended June 30,
(Dollars in thousands)                                     ------------------------------------------------------------------------
                                                                          1997                                   1996
                                                           ----------------------------------    ----------------------------------
                                                             Average                                Average
                                                             Volume     Interest      Rate          Volume     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Loans, net............................................... $4,479,967     $200,062    8.99%      $3,747,357      $168,809   9.05%
  Mortgage loans held for sale.............................    127,862        5,075    7.94%         142,748         5,376   7.53%
  Investment securities and securities available for sale
   and other interest-earning assets.......................    854,576       27,704    6.49%         762,905        23,190   6.07%
----------------------------------------------------------------------------------                -----------------------
  Total interest-earning assets(1).........................  5,462,405     $232,841    8.57%       4,653,010      $197,375   8.52%
----------------------------------------------------------------------------------                -----------------------
  Nonearning assets........................................    493,907                               448,421
----------------------------------------------------------------------                            ----------
    Total assets........................................... $5,956,312                            $5,101,431
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
  Interest-bearing deposits................................ $3,913,525      $94,223    4.86%      $3,252,611       $78,820   4.90%
  Short-term borrowings....................................    718,932       19,699    5.53%         686,375        18,635   5.49%
  Long-term debt...........................................     85,035        3,523    8.35%          39,412         1,327   6.77%
-----------------------------------------------------------------------------------               ------------------------
  Total interest-bearing liabilities.......................  4,717,492     $117,445    5.02%       3,978,398        98,782   5.02%
-----------------------------------------------------------------------------------               ------------------------
  Noninterest-bearing demand deposits......................    728,268                               668,216
  Other liabilities........................................     85,666                                83,771
----------------------------------------------------------------------                            ----------
  Total liabilities........................................  5,531,426                             4,730,385
  Shareholders' equity.....................................    424,886                               371,046
----------------------------------------------------------------------                            ----------
Total liabilities and shareholders' equity................. $5,956,312                            $5,101,431
-----------------------------------------------------------------------------------------------------------------------------------
Rate differential..........................................                            3.55%                                 3.50%

Net yield on interest-earning assets.......................                $115,396    4.24%                      $ 98,593   4.27%
-----------------------------------------------------------------------------------------------------------------------------------

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE THREE MONTHS ENDED JUNE 30, 1997

(Dollars in thousands)                                                      Three Months Ended June 30
                                                                               1997 Change from 1996
                                                                 ----------------------------------------------------
                                                                               Due to (1)
                                                                   Total       Volume        Rate           Mix
                                                                ----------- ------------- ---------  ---------------
 Interest Income:

 Total Loans, Net                                               $  16,132    $ 15,834     $    287       $      11

 Mortgage loans held for sale                                        (430)       (687)         323             (66)

 Investment securities and securities
  available for sale and other interest-earning assets              2,074       1,274          709              91
                                                                ---------    --------     --------       ---------

 Total interest income (2)                                         17,776      16,421        1,319              36

                                                                ---------    --------     --------       ---------

  Interest Expense:

  Interest bearing deposits                                         8,729       8,190          411             128

  Short-term borrowings                                              (504)       (675)         130              41

  Long-term debt                                                    1,326         956          117             253

                                                                ---------    --------     --------       ---------
  Total interest expense                                            9,551       8,471         658              422

                                                                ---------    --------     --------       ---------

 Net interest income                                            $   8,225    $  7,950     $    661       $    (386)

                                                                ---------    --------     --------       ---------

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
ANALYSIS OF INTEREST INCREASES (DECREASES)
FOR THE SIX MONTHS ENDED JUNE 30, 1997

(Dollars in thousands)                                                      Six Months Ended June 30,
                                                                              1997 Change from 1996
                                                                 ----------------------------------------------------

                                                                   Total       Volume        Rate           Mix
                                                                ----------- ------------- ---------  ---------------
 Interest Income:

 Total Loans, Net                                               $  31,253    $ 33,151       $(1,124)      $   (774)

 Mortgage loans held for sale                                        (301)       (560)          293            (34)

 Investment securities and securities
  available for sale and other interest-earning assets              4,514       2,782         1,602            130
                                                                ---------    --------       -------       --------

 Total interest income (2)                                         35,466      35,373           771           (678)

                                                                ---------    --------       -------       --------

  Interest Expense:

  Interest bearing deposits                                        15,403      16,192          (651)          (138)

  Short-term borrowings                                             1,064         894           137             33

  Long-term debt                                                    2,196       1,544           311            341

                                                                ---------    --------      --------       --------
  Total interest expense                                           18,663      18,630          (203)           236

                                                                ---------    --------      --------       --------

 Net interest income                                            $  16,803    $ 16,743      $    974       $   (914)

                                                                ---------    --------      --------       --------

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES (RESTATED)

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $8.2 million to $59.0 million for the quarter ended June 30, 1997 from $50.8 million for the quarter ended June 30, 1996. The net yield on interest earning assets increased from 4.26% to 4.27% for the three months ended June 30, 1996 and 1997, respectively, while the rate differential increased from 3.53% to 3.58% for the three month period ended June 30, 1997 and 1996, respectively.

         Net interest income on a tax equivalent basis increased $16.8 million to $115.4 million for the six months ended June 30, 1997 from $98.6 million for the same period in 1996. The net yield on interest earning assets decreased from 4.27% to 4.24% for the six months ended June 30, 1996 and 1997, respectively, while the rate differential increased from 3.50% to 3.55% for the six months ended June 30, 1996 compared to 1997.

         As reflected on the previous tables the increase for the three and six months was primarily attributable to loan growth. The prime rate decreased to 8.5% in December 1995 and continued to decline to 8.25% in 1996. During the first quarter of 1997 the prime rate increased to 8.50%. This increase in prime will be reflected in increasing rates as repricing occurs.

LOAN LOSS PROVISION:

         The provision for loan losses for the first six months of 1997 was $6,190,000 compared to $3,623,000 for the same period in 1996. Asset quality remains good. The current allowance for loan losses provides a 161% coverage of nonperforming assets compared to 156% at December 31, 1996 and 173% at June 30, 1996. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         Noninterest income increased $3.7 million for the six months ended June 30, 1997 compared to the same period in 1996. The increase is primarily due to increased mortgage servicing related fee income of $2.3 million and additional fees on deposit accounts of $1.0 million.

        The increase in noninterest income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 of $2.8 million is primarily due to $1.4 million in increased mortgage servicing fees, $.4 million in additional fees on deposit accounts, and $1.0 million in other income.

        Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $12.3 billion servicing portfolio as well as loan originations from its 4 divisional offices. Colonial Mortgage originates loans in 36 states. Colonial Mortgage had noninterest income of $11.7 million and $21.1 million for the three and six months ended June 30, 1997, respectively, compared to $9.9 million and $18.6 million for the three and six months ended June 30, 1996, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $24.8 million and $23.1 million for the three months ended June 30, 1997 and 1996, respectively, and $50.4 million and $47.2 million for the six months ended June 30, 1997 and 1996, respectively.

         Salary and benefit expense increased $816,000 and $1.6 million for the three and six months ended June 30, 1997, as compared to the same period in 1996. The increase is primarily due to increased staffing levels as a result of activity related to business combinations and normal wage increases.

         Noninterest expense for the six months end June 30, 1997 increased over June 30, 1996 $1.0 million. This increase is mostly attributable to an increase in advertising expenses, merger and conversion related fees and computer services. Merger expenses increased approximately $500,000 from $1 million for the first six months of 1996 to $1.5 million for the first six months of 1997. These expenses were offset by a $760,000 gain on the sale of a subsidiary bank by Jefferson in the first six months of 1996 as well as a reduction in the FDIC assessment.

PROVISION FOR INCOME TAXES:

        BancGroup's provision for income taxes is based on an approximately 36.9% and 35.2%, respectively, estimated annual effective tax rate for the years 1997 and 1996, respectively. The provision for income taxes for the six months ended June 30, 1997 and 1996 was $21,286,000 and $16,434,000,
respectively.

                                    Part II

                               Other Information

Item 1:  Legal Proceedings - See Note C - COMMITMENTS AND
         CONTINGENCIES AT PART 1 ITEM 1

Item 2:  Changes in Securities - N/A

Item 3:  Defaults Upon Senior Securities - N/A

Item 4:  Submission of Matters to a Vote of Security Holders - N/A

Item 5:  Other Events - N/A

Item 6: Form 8-K - A) Report on Form 8-K was filed on June 11, 1997 disclosing the financial results for the five months ended May 31, 1997 to include Fort Brooke Bancorporation. B) Report on Form 8-K was filed on June 24, 1997 disclosing the amended and restated financial
         statements for December 31, 1996.   C) Report on Form 8-K/A was filed
         on August 13, 1997 (correcting and amending Form 8-K filed on
         August 12, 1997) disclosing the financial results for the seven months ended July 31, 1997 to include Great Southern Bancorp.

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


Date:  August 14, 1997
     -------------------------------------------