Form 10-Q
period 1997-09-30
COLONIAL BANCGROUP INC
filed 1997-11-13
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 --------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED SEPTEMBER 30, 1997      COMMISSION FILE NUMBER 1-13508

                     [LOGO] THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    63-0661573
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                               One Commerce Street
                            Montgomery, Alabama 36104
                    ---------------------------------------
                    (Address of principle executive offices)

                                 (334) 240-5000
                         -------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.


                                 YES [X]    NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


              Class                          Outstanding at October 31, 1997
-----------------------------                -------------------------------
Common Stock, $2.50 Par Value                          42,504,863

                          THE COLONIAL BANCGROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                          Page Number

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Condition - September 30, 1997, December 31, 1996 and
        September 30, 1996...................................................................................................  1

        Consolidated Statements of Income - Three months ended September 30, 1997 and
        September 30, 1996 and Nine months ended September 30, 1997 and September 30,  1996..................................  2

        Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and September 30, 1996...............................................................................................  3

        Notes to Consolidated Financial Statements -  September 30, 1997.....................................................  4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................................  7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................................... 15

Item 6. Exhibits and Reports on Form 8-K..................................................................................... 15

SIGNATURES................................................................................................................... 16

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                   SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                                                       1997              1996*             1996*
                                                                   -------------      ------------     -------------
ASSETS:
  Cash and due from banks                                          $   221,463       $   239,781       $   177,301
  Interest-bearing deposits in banks                                    14,013             5,143             5,117
  Federal funds sold                                                     2,470            15,990             7,780
  Securities available for sale                                        524,740           462,313           460,250
  Investment securities                                                311,796           300,121           322,124
  Mortgage loans held for sale                                         182,878           157,966           161,864
  Loan, net of unearned income                                       4,970,765         4,215,802         4,089,404
  Less: Allowance for possible loan losses                             (61,913)          (53,443)          (50,833)
                                                                   -----------       -----------       -----------
  Loans, net                                                         4,908,852         4,162,359         4,038,571
  Premises and equipment                                               123,776            93,009            91,559
  Excess of cost over tangible and identified intangible
    assets acquired, net                                                68,849            30,431            31,048
  Mortgage servicing rights                                            134,118            98,856            95,076
  Other real estate owned                                               12,612            10,229            11,170
  Accrued interest and other assets                                    100,360            96,339            91,757
                                                                   -----------       -----------       -----------
  TOTAL ASSETS                                                     $ 6,605,927       $ 5,672,537       $ 5,493,617
                                                                   ===========       ===========       ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits                                                         $ 5,136,556       $ 4,299,821       $ 4,237,610
  FHLB short-term borrowings                                           610,000           715,000           580,000
  Other short-term borrowings                                          185,333           129,129           164,695
  Subordinated debt                                                      6,208             8,612             9,193
  Trust preferred securities                                            70,000                --                --
  Other long-term debt                                                  24,891            30,480            24,597
  Other liabilities                                                    100,586            86,787            84,700
                                                                   -----------       -----------       -----------
Total liabilities                                                    6,133,574         5,269,829         5,100,795
                                                                   -----------       -----------       -----------

SHAREHOLDERS' EQUITY
  Common Stock, $2.50 par value; 100,000,000 shares
    authorized, 41,964,197; 39,145,685 and 38,932,764
    shares issued and outstanding at September 30, 1997,
  December 31, 1996 and September 30,1996, respectively                104,910            97,864            97,332
  Additional paid in capital                                           187,260           168,064           165,829
  Retained earnings                                                    180,778           137,956           136,686
  Unearned compensation                                                 (1,796)           (1,603)           (1,358)
  Unrealized gains (losses) on securities available for sale,
    net of taxes                                                         1,201               427            (5,667)
                                                                   -----------       -----------       -----------
  Total shareholders' equity                                           472,353           402,708           392,822
                                                                   -----------       -----------       -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 6,605,927       $ 5,672,537       $ 5,493,617
                                                                   ===========       ===========       ===========

*        See Note A



     See Notes to the Unaudited Condensed Consolidated Financial Statements

                THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                  NINE MONTHS ENDED      THREE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------    ---------------------
                                                  1997      1996*        1997         1996*
                                               --------    --------    --------    ---------
INTEREST INCOME:
  Interest and fees on loans                   $321,289    $267,168    $112,160    $  93,566
  Interest on investments                        39,944      31,519      13,607       10,859
  Other interest income                           1,597       2,256         448          419
                                               --------    --------    --------    ---------
Total interest income                           362,830     300,943     126,215      104,844
                                               --------    --------    --------    ---------

INTEREST EXPENSE:
  Interest on deposits                          146,277     120,775      50,359       41,954
  Interest on short-term borrowings              30,713      28,749      10,940       10,114
  Interest on long-term debt                      5,507       2,023       1,984          696
                                               --------    --------    --------    ---------
Total interest expense                          182,497     151,547      63,283       52,764
                                               --------    --------    --------    ---------

NET INTEREST INCOME                             180,333     149,396      62,932       52,080
  Provision for possible loan losses              8,833       6,292       2,578        2,669
                                               --------    --------    --------    ---------

  Net Interest Income After Provision for
    Possible Loan Losses                        171,500     143,104      60,354       49,411
                                               --------    --------    --------    ---------

NONINTEREST INCOME:
  Mortgage servicing and origination fees        25,242      21,229       8,375        6,365
  Service charges on deposit accounts            18,655      16,196       5,901        4,462
  Other charges, fees and commissions             5,170       4,795       2,347        2,504
  Securities gains (losses), net                     63          99          80          (22)
  Other income                                   12,493      11,581       4,822        4,668
                                               --------    --------    --------    ---------
  Total noninterest income                       61,623      53,900      21,525       17,977
                                               --------    --------    --------    ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                 59,343      52,555      21,398       17,474
  Occupancy expense, net                         14,489      11,557       4,742        3,491
  Furniture and equipment expenses               11,975       9,873       4,397        3,320
  Amortization of mortgage servicing rights      12,161       8,954       4,449        3,238
  Amortization of intangible assets               2,129       1,558         849          537
  SAIF assessment                                    --       4,465          --        4,465
  Acquisition expense                             3,333       1,610         579          628
  Other expense                                  40,179      38,806      13,229       13,240
                                               --------    --------    --------    ---------
  Total noninterest expense                     143,609     129,378      49,643       46,393
                                               --------    --------    --------    ---------


  Income before taxes                            89,514      67,626      32,236       20,995
  Applicable income taxes                        33,460      23,794      12,187        7,360
                                               --------    --------    --------    ---------
  Net income                                   $ 56,054    $ 43,832    $ 20,049    $  13,635
                                               ========    ========    ========    =========

EARNINGS PER SHARE:
  Primary                                      $   1.32    $   1.11    $   0.47    $    0.34
  Fully diluted                                    1.31        1.10        0.47         0.34


*    See Note A

     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               -----------------------
                                                                                  1997          1996*
                                                                               ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $  36,857     $  (5,309)
                                                                               ---------     ---------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                       77,406        76,170
  Proceeds from sales/paydowns of securities available for sale                   25,291        28,732
  Purchase of securities available for sale                                      (52,821)     (100,090)
  Proceeds from maturities of investment securities                              129,706       129,442
  Purchase of investment securities                                             (126,636)     (146,027)
  Net decrease in short-term securities                                               --         9,400
  Net increase in loans                                                         (318,517)     (488,590)
  Cash received in bank acquisitions/dispositions                                 20,425        11,471
  Capital expenditures                                                           (28,297)      (18,003)
  Proceeds from sale of other real estate owned                                    2,784         5,944
  Other, net                                                                       3,009            30
                                                                               ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                          $(267,650)    $(491,521)
                                                                               ---------     ---------

Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                             230,919       319,113
  Net (decrease) increase in federal funds purchased, repurchase agreements
  and other short-term borrowings                                                (56,579)      120,030
  Proceeds from issuance of long-term debt                                        80,000         5,017
  Repayment of long-term debt                                                    (17,614)       (3,664)
  Proceeds from issuance of common stock                                           5,639         2,476
  Acquisition of treasury stock for issuance in a purchase business combination  (15,887)           --
  Dividends paid ($.45 per share in 1997 and $.405 per share in 1996)            (18,653)      (13,451)
                                                                               ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      $ 207,825     $ 429,521
                                                                               ---------     ---------

NET DECEASE IN CASH AND CASH EQUIVALENTS                                         (22,968)      (67,309)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   260,914       257,507
                                                                               ---------     ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                      $ 237,946     $ 190,198
                                                                               =========     =========

Disclosure of cash flow information
 Cash paid during nine months for:
   Interest                                                                    $ 171,815     $ 150,129
   Income taxes                                                                   34,483        24,949
Non-cash investing activities:
  Transfer of loans to other real estate                                           6,410         3,933
  Origination of loans for the sale of other real estate                              --           205
  Securitization of mortgage loans                                                    --        87,641
Non-cash financing activities:
  Conversion of subordinated debentures                                            2,395         9,228
  Assets acquired in business combinations                                       521,251        78,505
  Liabilities assumed in business combinations                                  (464,945)       75,905

*    See Note A

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1996 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1996 annual report and also the restated audited financial statements and footnotes included in BancGroup's 8-K filing dated June 24, 1997. The September 30, 1996 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with Jefferson Bancorp, Inc., D/W Bankshares, Inc. and Fort Brooke Bancorporation.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and 1996 and the results of operations and cash flows for the interim periods ended September 30, 1997 and 1996. All 1997 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATIONS

         On January 3, 1997, Jefferson Bancorp, Inc. ("Jefferson") was merged into BancGroup. Jefferson's subsidiary, Jefferson Bank of Florida was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996 Jefferson had approximately $473 million in assets and deposits and other liabilities of approximately $441 million. Jefferson operated fifteen offices in Miami and South Florida. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.

         On January 3, 1997, Tomoka Bancorp, Inc. ("Tomoka") was merged into BancGroup. Tomoka's subsidiary, Tomoka State Bank, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996, Tomoka had approximately $77 million in assets and deposits and other liabilities of approximately $70 million. Tomoka operated four offices in Ormond Beach, New Smyrna Beach, Pierson and Port Orange, Florida. This business combination was accounted for as a pooling of interests, however, due to immateriality, the prior year financial statements were not restated.

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

         On January 31, 1997, D/W Bankshares, Inc. ("D/W") was merged into BancGroup. D/W's subsidiary, Dalton/Whitfield Bank & Trust, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996, D/W had approximately $139 million in assets and deposits and other liabilities of approximately $129 million. D/W operated three offices in the Dalton, Georgia area. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.

         On March 5, 1997, Shamrock Holding, Inc. ("Shamrock") was merged into BancGroup. Shamrock's subsidiary, Union Bank, was merged into BancGroup's existing subsidiary, Colonial Bank. As of December 31, 1996, Union Bank had approximately $54 million in assets and deposits and other liabilities of approximately $47 million. This business combination was accounted for as a purchase and the results of operations are included in the accompanying financial statements only from the date of consummation forward.

         On April 22, 1997, Fort Brooke Bancorporation ("Fort Brooke") was merged into BancGroup. Fort Brooke's subsidiary, Fort Brooke Bank, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1996, Fort Brooke had approximately $209 million in assets and deposits and other liabilities of approximately $192 million. Fort Brooke operated eight offices in the Tampa Florida area. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.

         On July 1, 1997, Great Southern Bancorp ("Great Southern") was merged into BancGroup. Great Southern's subsidiary, Great Southern Bank, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At June 30, 1997, Great Southern had approximately $121 million in assets and deposits and other liabilities of approximately $111 million. Great Southern operated five offices in Palm Beach County, Florida. This business combination was accounted for as a pooling of interests, however due to immateriality, the prior year financial statements were not restated.

         On July 1, 1997, First Commerce Banks of Florida, Inc. ("First Commerce") was merged into BancGroup. First Commerce's subsidiary, First Commerce Bank of Polk County, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At June 30, 1997, First Commerce had approximately
$99 million in assets and deposits and

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

other liabilities of approximately $89 million. First Commerce operated 5 offices in the Polk County, Florida area. This business combination was accounted for as a purchase and the results of operations are included in the accompanying financial statements only from the date of consummation forward.

         On September 15, 1997, Dadeland BancShares, Inc. ("Dadeland"), was merged into BancGroup. Dadeland's subsidiary, Dadeland Bank, was merged into BancGroup's existing subsidiary bank, Colonial Bank. At June 30, 1997,
Dadeland had approximately $134 million in assets and deposits and other liabilities of approximately $118 million. Dadeland operated 4 offices in Miami, Florida. This business combination was accounted for as a purchase and the results of operations are included in the accompanying financial statements only from the date of consummation forward.

         The following table presents net interest income, noninterest income, and net income as reported by BancGroup, D/W and Fort Brooke on a combined basis for the nine months ended September 30, 1996. In 1997, prior to consummation of the business combination with BancGroup, D/W recorded $445,000 of net interest income, $82,000 of noninterest income and $146,000 of net income and Fort
Brooke recorded $3,153,000 of net interest income, $535,000 of noninterest income and $900,000 of net income.

                         Net Interest   Nointerest    Net
(Dollars in thousands)     Income        Income      Income
                          --------      -------      -------
BancGroup                 $138,487      $51,999      $41,418
D/W                          4,236          770        1,213
Fort Brooke                  6,673        1,131        1,201
                          --------      -------      -------
Combined                  $149,396      $53,900      $43,832
                          ========      =======      =======

         On October 1,1997 First Independence Bank of Florida ("First Independence") was merged into BancGroup's existing subsidiary bank, Colonial Bank. At June 30, 1997, First Independence had approximately $66 million in assets and deposits and other liabilities of approximately $61 million. First Independence operated three office located in Fort Myers, Fort Myers Beach and Sanibel Island, Florida. This business combination was accounted for as a pooling of interests, however, due to immateriality, the prior year financial statements will not be restated.

         On August 28, 1997, BancGroup entered into a definitive agreement to acquire ASB Bancshares, Inc. ("ASB"). ASB is a Delaware corporation and is a holding company for Ashville Savings Bank located in Ashville, Alabama. ASB will merge with BancGroup and following such merger Ashville Savings Bank will merge with BancGroup's existing subsidiary bank, Colonial Bank, BancGroup will issue a maximum of 632,362 shares of its Common Stock depending upon the market value at the time of such merger and issue an aggregate amount of $7,724,813 of subordinated debentures to the stockholders of ASB. This transaction is subject to, among other things, approval by the stockholders of ASB and approval by appropriate regulatory authorities and will be accounted for as a purchase. At June 30, 1997, ASB had assets of $142.2 million, deposits of $129.3 million and stockholders' equity of $11.6 million

         On September 4, 1997, BancGroup entered into a definitive agreement to acquire South Florida Banking Corp. ("South Florida"). South Florida is a Florida corporation and is a holding company for First National Bank of Florida at Bonita Springs located in Bonita Springs, Florida. South Florida will merge with BancGroup and following such merger First National Bank of Florida at Bonita Springs will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup will issue a maximum of 1,929,744 shares of its Common Stock depending upon whether certain conditions are met prior to the effective date of the merger. This transaction is subject to, among other things, approval by the stockholders of South Florida and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1997 South Florida had assets of $249.6 million, deposits of $210.4 million and stockholders' equity of $16.2 million

         On September 8, 1997, BancGroup entered into a definitive agreement with United American Holding Company ("United American"). United American is a Florida corporation and is a holding company for United American Bank of Central Florida located in Orlando, Florida. United American will merge with BancGroup and following such merger United American Bank of Central Florida will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup will issue a maximum of 2,729,218 shares of its Common Stock depending upon the market value at the time of such merger to the stockholders of United American. This transaction is subject to, among other things, approval by the stockholders of United American and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1997 United American had assets of $240.8 million, deposits of $209.9 million and stockholders' equity of $19.3 million.

         On September 9, 1997, BancGroup entered into a definitive agreement with First Central Bank ("First Central"). First Central is a Florida bank located in St. Petersburg, Florida. First Central will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup will issue a maximum of 841,796 shares of its Common Stock depending upon

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
     Notes Unaudited Condensed Consolidated Financial Statements--Continued

the market value at the time of such merger to the stockholders of First Central. This transaction is subject to, among other things, approval by the stockholders of First Central and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1997 First Central had assets of $54.7 million, deposits of $44.5 million and stockholders' equity of $9.7 million.

NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup's subsidiary bank makes loan commitments and incurs contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

         In September 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize the financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement distinquishes between transfers that are sales and chose that are secured borrowings.

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

         BancGroup adopted SFAS No. 125 as of January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on BancGroup's financial statements. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring as of December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged.

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

         This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Under SFAS No. 128, BancGroup's basic EPS would be $1.35 and $1.13 for the nine months ended September 30, 1997 and 1996, respectively and $.48 and $.35 for the quarter ended September 30, 1997 and 1996, respectively. Fully-diluted EPS would not change from amounts currently reported for the nine months and quarter ended September 30, 1997 and 1996, respectively.

         In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         This statement is effective for fiscal years beginning after December 15, 1997. Although earlier application is permitted, BancGroup has chosen not to adopt early. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In September 1997, the Financial Accounting Standards Board also issued SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about produces and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

         This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits and long-term debt changed for the nine months and twelve months ended September 30, 1997, respectively, as follows (in thousands):

                                      DECEMBER 31, 1996         SEPTEMBER 30, 1996
                                    TO SEPTEMBER 30, 1997    TO SEPTEMBER 30, 1997
                                     INCREASE (DECREASE)      INCREASE (DECREASE)
                                    ---------------------    ---------------------
                                    AMOUNT          %        AMOUNT           %
                                    ------       --------    -------      --------
Total Assets                       $933,390         16.5% $1,112,310         20.2%
Securities                           74,102          9.7      54,162          6.9
Mortgage loans held for sale         24,912         15.8      21,014         13.0
Loans, net of unearned income       754,963         17.9     881,361         21.6
Deposits                            836,735         19.5     898,946         21.2
Long term debt                       62,007        158.6      67,309        199.2

SECURITIES:

         Investment securities and securities available for sale have increased approximately $74 million from December 31, 1996 to September 30, 1997. Approximately $128 million of the increase resulted from business combinations. The off-setting decrease resulted from normal funding operations and maturities in excess of purchases of approximately $47 million.

LOANS AND MORTGAGE LOANS HELD FOR SALE:

         Loans have increased 21.6% since September 30, 1996. This increase is a result of a 8.4% internal loan growth from September 30, 1996 to September
30, 1997, with the remainder from acquisition activity.

         The increase in loans, net of unearned income, since December 31, 1996 of approximately $755 million is partially from internal loan growth of approximately $300 million (an annualized rate of 8.4%). The remaining increase of approximately $455 million resulted from acquisition activity. Loans increased at a 16% internal growth rate for the year ended December 31, 1996.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $1,036.1 million and $1,028.9 million and sales thereof amounted to approximately $1,011.2 million and $977.6 million during the nine months ended September 30, 1997 and 1996, respectively. The stabilization in originations was primarily due to the slightly higher interest rates which resulted in a decrease in refinancings and new originations.

         Gross loans by category and summary of loan loss experience are shown in the following schedules.

  GROSS LOANS BY CATEGORY                              SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
  (In thousands)                                           1997            1996              1996
                                                       -----------     -----------       -----------
Commercial, financial and agricultural                 $   594,030     $   589,418       $   586,737
Real estate-commercial                                   1,248,438       1,032,970           995,027
Real estate-construction                                   600,417         460,537           400,812
Real estate-residential                                  2,153,869       1,801,703         1,784,972
Installment and consumer                                   303,413         278,600           265,720
Other                                                       71,503          55,883            52,837
                                                       -----------     -----------       -----------
Total loans                                            $ 4,971,670     $ 4,219,111       $ 4,086,105
                                                       ===========     ===========       ===========

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
Commercial, financial and agricultural                        12.0%           14.0%             14.4%
Real estate-commercial                                        25.1            24.5              24.3
Real estate-construction                                      12.1            10.9               9.8
Real estate-residential                                       43.3            42.7              43.7
Installment and consumer                                       6.1             6.6               6.5
Other                                                          1.4             1.3               1.3
                                                       -----------     -----------       -----------
                                                             100.0%          100.0%            100.0%
                                                       ===========     ===========       ===========

         Loans collateralized by commercial real estate increased approximately $253 million since September 30,1996 and $215 million since December 31, 1996. Loans secured by residential real estate increased $369 and $352 million since September 30, 1996 and December 31, 1996, respectively. These loan categories continue to be a significant source of loan growth and are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as Central and South Florida.

SUMMARY OF  LOAN LOSS EXPERIENCE

                                                        NINE MONTHS           YEAR        NINE MONTHS
                                                          ENDED               ENDED          ENDED
                                                        SEPTEMBER 30,       DECEMBER 31,  SEPTEMBER 30,
(In thousands)                                             1997                1996          1996
                                                        -------------       -----------   -----------

Allowance for possible loan losses - January 1            $53,443           $46,917           $46,917
Charge-offs:
  Commercial, financial, and agricultural                   2,717             3,196             2,109
  Real estate-commercial                                      763             2,074             1,241
  Real estate-construction                                    147             1,774               754
  Real estate-residential                                   1,141               878               484
  Installment and consumer                                  3,991             3,334             2,098
  Other                                                       593               594               163
                                                          -------           -------           -------
Total charge-offs                                           9,352            11,850             6,849
                                                          -------           -------           -------

Recoveries:
  Commercial, financial, and agricultural                     521             1,418             1,242
  Real estate-commercial                                      720             1,450               886
  Real estate-construction                                     67                 1                 1
  Real estate-residential                                     140               693               200
  Installment and consumer                                  1,248             1,566             1,472
  Other                                                       110                85                54
                                                          -------           -------           -------
Total recoveries                                            2,806             5,213             3,855
                                                          -------           -------           -------
Net charge-offs                                             6,546             6,637             2,994
Addition to allowance charged to operating expense          8,833            12,545             6,292
Allowance added from bank mergers                           6,183               618               618
                                                          -------           -------           -------
Allowance for possible loan losses-end of period          $61,913           $53,443           $50,833
                                                          =======           =======           =======

         Asset quality as measured by nonperforming assets remains good at 0.82% of net loans and other real estate. Nonperforming assets have increased $6.7 million from December 31,1996. The increase in nonperforming assets resulted from a $4.9 million increase in nonaccrual loans, a $.6 million decrease in restructured loans and a $2.4 million increase in other real estate. The increase in nonaccrual loans is primarily from one large commercial real estate loan in North Alabama together with the business combinations consummated since the end of 1996. The increase in other real estate is due to the write-off of a commercial loan in North Alabama. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.25% of loans at September 30, 1997 as compared to 1.24% at September 30, 1996. The increase in allowance since year end has been due to provisions in excess of net charge-offs totaling $2.3 million and reserves of $6.2 million from the purchase of First Family, Tomoka, Shamrock, Great Southern, First Commerce and Dadeland. The provisions in excess of net charge-offs have been made primarily as a result of loan growth.

NONPERPORMING ASSETS ARE SUMMARIZED BELOW

                                                         SEPTEMBER 30,  DECEMBER 31, SEPTEMBER 30,
(In thousands)                                              1997          1996         1996
                                                           -------       -------       -------
Nonaccrual loans                                           $27,230       $22,334       $21,802
Restructured loans                                           1,061         1,683         2,367
                                                           -------       -------       -------
  Total nonperforming loans*                                28,291        24,017        24,169
Other real estate owned                                     12,612        10,229        11,170
                                                           -------       -------       -------
  Total nonperforming assets*                              $40,903       $34,246       $35,339
                                                           =======       =======       =======
  Aggregate loans contractually past due 90
   days for which interest is being accrued                $ 6,048       $ 7,682       $ 5,665
  Net charge-offs (recoveries):
   Year to date                                            $ 6,546       $ 6,637       $ 2,994
   Quarter to date                                         $ 2,526       $ 3,643       $ 1,632

RATIOS
Period end:
 Total nonperforming assets as a percent of
   net loans and other real estate                            0.82%         0.81%         0.86%
 Allowance as a percent of net loans                          1.25%         1.27%         1.24%
 Allowance as a percent of nonperforming assets                151%          156%          144%
 Allowance as a percenc of nonperforming loans                 219%          223%          210%
 Net charge-offs (recoveries) as a percent of average
  net loans (annualized basis):
   Year to date                                               0.19%         0.17%         0.10%
   Quarter to date                                            0.21%         0.39%         0.16%

* Total does not include loans contractually past due 90 days or more which are still accruing interest.

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies has identified approximately
$162.6 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 1997 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present rime.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $20.4 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          SEPTEMBER 30,  DECEMBER 31, SEPTEMBER 30,
(In thousands)                                1997          1996         1996
                                              ----          ----         ----
Commericial, financial and agricultural      $11,888      $11,318      $10,694
Real estate-commercial                        21,040       16,866       18,126
Real estate-construction                      12,138        9,910        7,290
Real estate-residential                       10,769        9,009        8,925
Installment and consumer                       4,585        4,251        4,839
Other                                          1,493        2,089          959
                                             -------      -------      -------
TOTAL                                        $61,913      $53,443      $50,833
                                             =======      =======      =======

LIQUIDITY:

         The maintenance of an adequate liquidly position is a principal component of BancGroup's asset/liabiliy management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. To assist in funding a projected 8% annualized growth in loans, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $1.7 billion with only $621 million outstanding at September 30, 1997. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 97% at September 30, 1997 and 1996 and 98% at December 31, 1996. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Dean Witter and Oppenheimer Capital to offer CD's in increments of $l,000 to $99,000 to out of market customers at competitive rates ranging from 5.20% to 5.65% maturing in 6 to 24 month periods. At September 30,1997, $128 million is outstanding under this program. Rate sensitivity is also constantly monitored.

CAPITAL RESOURCES:

         Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at September 30, 1997 consists of $472 million of equity and $70 million in trust preferred securities less $70 million of intangibles providing a 7.28% leverage ratio at September 30,1997. The ratio of shareholders' equity to total assets at September 30, 1997 and 1996 was 7.15%. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.15 per share.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.

         On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of Trust Preferred Securities. The securities bear interest at 8.92% and are subject to redemption by BancGroup, in whole or in part, at any time after January 29, 2007 until maturity in January 2027. Circumstances are remote that redemption will occur prior to maturity. The securities are subordinated to substantially all of BancGroup's indebtedness.

YEAR 2000 COMPLIANCE:

         Most computer software programs and processing systems, including those used by BancGroup and its subsidiaries in their operations, have not been designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have material adverse effects on the business and operations of any business, including BancGroup, that relies on computers and associated technologies. In response to the challenges of addressing such consequences in the banking industry, bank regulatory agencies, including the Federal Reserve, BancGroup's primary regulator, have established a Year 2000 Supervision Program and published guidelines for implenting procedures to bring the computer software programs and processing systems into year 2000 compliance.

         In compliance with the guidelines of the Federal Reserve, BancGroup has assigned staff on a full time basis to assess the impact of year 2000 on all areas of BancGroup, Colonial Bank and the bank's mortgage company subsidiary. The staff is responsible for developing and implementing a strategy to ensure that all critical systems are year 2000 compliant and testing has begun by fourth quarter 1998. All critical Bank software and processing systems are currently being upgraded to year 2000 compliant status. The anticipated costs of upgrading those systems for Colonial Bank is presently estimated to be approximately $800,000. The mortgage company servicing system is scheduled to be rewritten into year 2000 compliant format by November 1998. The cost of the mortgage company servicing system rewrite, in addition to other systems upgrades is estimated to be $2.7 million spread over the next two to three years. BancGroup anticipates that these modifications will bring added functionality and capacity to BancGroup. Micro computer based systems are currently being assessed and the cost of bringing those systems into year 2000 compliance is not currently ascertainable. The costs to bring other miscellaneous systems into year 2000 compliance are not expected to be material.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
SUMMARY:

         BancGroup's net income for the quarter ended September 30, 1997, increased 47% to $20,049,000 compared to $13,635,000 in the prior year. Fully diluted earnings per share for the quarter increased 38% to $.47 per share compared to $.34 per share for the same quarter of the previous year.

         BancGroup's net income for the nine months ended September 30, 1997 was $56,054.000. This was a 28% increase over the prior year net income of $43,832,000. Fully diluted earnings per share for the nine months ended September 30, 1997, were $1.31 compared to $1.10 for the same period in 1996, a 19% increase.

         The increase in net income is primarily attributable to increases in interest earning assets and noninterest income partially off-set by increases in loan loss provision and noninterest expenses. In addition, the September 30, 1996 financials reflect a one-time SAIF special assessment incurred in the third quarter of 1996.

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                1997                                  1996*
                                                        ---------------------------------     --------------------------------
                                                          AVERAGE                               AVERAGE
                                                          VOLUME     INTEREST       RATE        VOLUME       INTEREST      RATE

ASSETS:
  Loans, net                                            $4,823,323   $109,352       8.99%      $4,076,610   $   91,057     8.86%
  Mortgage loans held for sale                             157,764      3,068       7.72%         136,154        2,799     8.16%
  Investment securities and securities
   available for sale and other interest-
   earning assets                                          878,534     14,392       6.50%         750,071       11,630     6.15%
                                                        ----------   --------                  ----------   ----------
  Total interest-earning assets(l)                       5,859,621   $126,812       8.59%       4,962,835   $  105,486     8.43%
                                                                     --------                               ----------
  Nonearning assets                                        558,251                                455,859
                                                        ----------                             ----------
  Total assets                                          $6,417,872                             $5,418,694
                                                        ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Incerest-bearing deposits                             $4,116,170   $ 50,357       4.85%      $3,436,668   $   41,938     4.84%
  Short-term borrowings                                    789,389     10,938       5.50%         752,365       10,113     5.33%
  Long-term debt                                            95,562      1,985       8.24%          40,147          697     6.89%
                                                        ----------   --------                  ----------   ----------
  Tocal interest-bearing liabilities                     5,001,121   $ 63,280       5.07%       4,229,180   $   52,748     4.95%
                                                                     --------                               ----------
  Nonincerest-bearing demand deposits                      862,944                                711,029
  Other liabilities                                         89,173                                 87,785
                                                        ----------                             ----------
  Total liabilities                                      5,953,238                              5,027,994
  Shareholders' equity                                     464,634                                390,700
                                                        ----------                             ----------
  Total liabilities and shareholders'
    equity                                              $6,417,872                             $5,418,694
                                                        ==========                             ==========
RATE DIFFERENTIAL                                                                   3.51%                                  3.48%

NET YIELD ON INTEREST-EARNING ASSETS                                 $ 63,532       4.30%                   $   52,738     4.22%
                                                                     ========                               ==========


* Restated financial results above reflect the business combinations with Jefferson Bancorp, Inc. D/W Bankshares, Inc. and Fort Brooke Bancorporation. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1) Interest earned and average rates on obligatons of states and political subdivisons are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
         Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

Average VOLUME AND RATES
(Unaudited)
(Dollars in thousands)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                1997**                                1996*
                                                        ------------------------------------    --------------------------------
                                                          AVERAGE                                AVERAGE
                                                          VOLUME     INTEREST      RATE          VOLUME       INTEREST      RATE
                                                        ----------   --------      ----         ----------   ----------     ----
ASSETS:
  Loans, net                                            $4,658,757   $313,904      9.00%        $3,858,774   $  259,863     9.00%
  Mortgage loans held for sale                             137,939      8,142      7.87%           140,534        8,176     7.76%
  Investment securities and securities
   available for sale and other interest-
   earning assets                                          876,880     42,573      6.49%           758,296       34,825     6.14%
                                                        ----------   --------                   ----------   ----------
  Total interest-earning assets(l)                       5,673,576   $364,619      8.58%         4,757,604   $  302,864     8.50%
                                                                     --------                                ----------
  Nonearning assets                                        514,581                                 450,987
                                                        ----------                              ----------
  Total assets                                          $6,188,157                              $5,208,591
                                                        ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                             $4,034,268   $146,274      4.85%        $3,315,404   $  120,775     4.87%
  Short-term borrowings                                    744,524     30,712      5.52%           708,532       28,749     5.42%
  Long-term debt                                            88,583      5,507      8.31%            39,659        2,023     6.81%
                                                        ----------   --------                   ----------   ----------
  Total interest-bearing liabilities                     4,867,375   $182,493      5.01%         4,063,595   $  151,547     4.98%
                                                                     --------                                ----------
  Noninterest-bearing demand deposits                      791,220                                 682,395
  Other liabilities                                         84,411                                  85,098
                                                        ----------                              ----------
  Total liabilities                                      5,743,006                               4,831,088
  Shareholders' equity                                     445,151                                 377,503
                                                        ----------                              ----------
  Total liabilities and shareholders'
    equity                                              $6,188,157                              $5,208,591
                                                        ==========                              ==========
RATE DIFFERENTIAL                                                                  3.57%                                    3.52%
NET YIELD ON INTEREST-EARNING ASSETS                                 $182,126      4.28%                     $  151,317     4.25%
                                                                     ========                                ==========     ====


* Restated financial results above reflect the business combinations with Jefferson Bancorp, Inc., D/W Bankshares, Inc. and Fort Brooke Bancorporation. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly

** Restated financial results above reflect the business combination with Great Southern Bancorp on July 1, 1997. This merger was accounted for as a pooling of interests and the 1997 financial results have been restated accordingly

(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)

                                                   THREE MONTHS ENDED SEPTEMBER 30, 1997 CHANGE FROM 1996*
                                                  ---------------------------------------------------------
                                                                  DUE TO (1)
                                                     TOTAL         VOLUME        RATE            MIX
                                                  -----------    ----------    ---------    ---------------
INTEREST INCOME:
  Total Loans, Net                                   $ 18,295      $ 16,676      $ 1,336        $ 283
  Mortgage loans held for sale                            269           444         (151)         (24)
  Investment securities and securities available
    for sale and other interest-earning assets          2,762         1,991          662          109
                                                     --------      --------      -------        -----
    Total interest income (2)                          21,326        19,111        1,847          368
                                                     --------      --------      -------        -----

INTEREST EXPENSE:
  Interest bearing deposits                             8,419         8,290           87           42
  Short-term borrowings                                   825           497          322            6
  Long-term debt                                        1,288           962          137          189
                                                     --------      --------      -------        -----
Total interest expense                                 10,532         9,749          546          237
                                                     --------      --------      -------        -----
Net Interest Income                                  $ 10,794      $  9,362      $ 1,301        $ 131
                                                     ========      ========      =======        =====



                                                  NINE MONTHS ENDED SEPTEMBER 30, 1997** CHANCE FROM 1996*
                                                  --------------------------------------------------------
                                                                   DUE TO (1)
                                                      TOTAL        VOLUME         RATE           MIX
                                                  -----------    ----------    ---------    -------------
INTEREST INCOME:
  Total Loans, Net                                   $ 54,041      $ 53,851      $    --        $ 190
  Mortgage loans held for sale                            (34)         (151)         116            1
  Investment securities and securities available
    for sale and other interest-earning assets          7,748         5,446        1,985          317
                                                     --------      --------      -------        -----
Total interests income (2)                             61,755        59,146        2,101          508
                                                     --------      --------      -------        -----
INTEREST EXPENSE:
  Interest bearing deposits                            25,499        26,185         (496)        (190)
  Short-term borrowings                                 1,963         1,459          530          (26)
  Long-term debt                                        3,484         2,492          445          547
                                                     --------      --------      -------        -----
Total interest expense                                 30,946        30,136          479          331
                                                     --------      --------      -------        -----
Net Interest Income                                  $ 30,809      $ 29,010      $ 1,622        $ 177
                                                     ========      ========      =======        =====

* Restated financial results above reflect the business combinations with Jefferson Bancorp, Inc., D/W Bankshares, Inc. and Fort Brooke Bancorporation. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly

** Restated financial results above reflect the business combination with Great Southern Bancorp on July 1, 1997. This merger was accounted for as a pooling of interests and the 1997 financial results have been restated accordingly

(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate; Rate Change = change in rate times old volume; Mix Change = change in volume times change in rate.

(2) Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest rate is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: actual dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $10.8 million to $63.5 million for the quarter ended September 30, 1997 from $52.7 million for the quarter ended September 30, 1996. The net yield on interest earning assets increased from 4.22% to 4.30% for the three months ended September 30, 1996 and 1997, respectively, while the rate differential increased from 3.48% to 3.51% for the three month period ended September 30, 1997 and 1996, respectively.

         Net interest income on a tax equivalent basis increased $30.8 million to $182.1 million for the nine months ended September 30, 1997 from $151.3 million for the same period in 1996. The net yield on interest earning assets increased from 4.25% to 4.28% for the nine months ended September 30, 1996 and 1997, respectively, while the rate differential increased from 3.52% to 3.57% for the nine months ended September 30, 1996 compared to 1997.

         As reflected on the previous tables, the increase for the three and nine months was primarily attributable to loan growth, which was partially offset by an increase in deposits. The prime rate decreased to 8.5% in December 1995 and continued to decline to 8.25% in 1996. During the first quarter of 1997 the prime rate increased to 8.50%. This increase in prime will be reflected in increasing rates as repricing occurs.

LOAN LOSS PROVISION:

         The provision for loan losses for the first nine months of 1997 was $8,833,000 compared to $6,292,000 for the same period in 1996. Asset quality remains good. The current allowance for loan losses provides a 151% coverage of nonperforming assets compared to 156% at December 31, 1996 and 144% at September 30, 1996. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report

NONINTEREST INCOME:

         Noninterest income increased $7.7 million for the nine months ended September 30, 1997 compared to the same period in 1996. The increase is primarily due to increased mortgage servicing related fee income of $4 million, additional fees on deposit accounts of $2.5 million and $.9 million in other income.

         The increase in noninterest income for the three months ended September 1997 compared to the three months ended September 30, 1996 of $3.5 million is primarily due to $2 million in increased mortgage servicing fees and $1.4 million additional fees on deposit accounts.

         Mortgage servicing fees increased due to an increase in the servicing portfolio of $2.2 million to $12.5 million for the nine months ended September 30, 1997 from $10.3 million for the same period in 1996. Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its $12.5 billion servicing portfolio as well as loan originations from its 4 divisional offices. Colonial Mortgage originates loans in 36 states. Colonial Mortgage had noninterest income of $10.8 million and $31.9 million for the three and nine months ended September 30, 1997, respectively, compared to $7.5 million and $22.1 million for the three and nine months ended September 30, 1996, respectively.

OVERHEAD EXPENSES:

         BancGroup's net overhead expense (total noninterest expense less noninterest income excluding security gains) was $28.2 million and $28.4 million for the three months ended September 30, 1997 and 1996, respectively, and $82.1 million and $75.6 million for the nine months ended September 30, 1997 and 1996, respectively.

         Noninterest expenses increased $14.2 million and $3.3 million for the nine and three months ended September 30, 1997, compared to the same period in 1996. The majority of this increase is related to salary and benefit expense increases of $6.8 million and $3.9 million for the nine and three months ended September 30, 1997, as compared to the same period in 1996. The increase in salaries and benefits is primarily due to increased staffing levels as a result of activity related to business combinations and normal wage increases.

         Acquisition related expenses include legal and accounting costs, asset write-offs, contract buyouts and severance costs in connection with the acquisition of various banking institutions and the integration of those companies into BancGroup's systems. These are one-time costs with respect to each individual transaction, but represent ongoing expenses so long as BancGroup continues its acquisition program. Acquisition expenses increased approximately $1.7 million from $1.6 million for the first nine months of 1996 to $3.3 million for the first nine months of 1997.

        Other noninterest expenses for the nine months ended September 30, 1997 increased over September 30, 1996 by $1.4 million. This increase is mostly attributable to an increase in advertising expenses and computer services.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 37.8% and 35.2%, respectively, estimated annual effective tax rate for the years 1997 and 1996, respectively. The provision for income taxes for the nine months ended September 30, 1997 and 1996 was $33,460,000 and $23,794,000, respectively.

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

ITEM 3: Defaults Upon Senior Securities - N/A

ITEM 4: Submission of Matters to a Vote of Security Holders - N/A

ITEM 5: Other Events - N/A

ITEM 6: Exhibits and Reports on Form 8-K

        Exhibit 11 - Computation of Earnings Per Share
        Exhibit 27 - Financial Data Schedule (for SEC purposes only).

        Report on Form 8-K was filed on October 31, 1997 disclosing the approval of the nomination of Purser L. McLeod, Jr. as President of the Registrant.

                                    SIGNATURE




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE COLONIAL BANCGROUP, INC.


Date:  November 13, 1997                By: /s/ W. Flake Oakley, IV
                                           -------------------------------------
                                            W. Flake Oakley, IV

                                        Its Chief Financial Officer