Form 10-K
period 1997-12-31
COLONIAL BANCGROUP INC
filed 1998-03-30
CIK 92339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

     (MARK ONE)
         [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE #0-07945

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 27, 1998 based on the closing price of $34.00 per share for Common Stock was $1,334,377,090. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

     Shares of Common Stock outstanding at February 27, 1998 were 48,092,093.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Annual Report to Shareholders                     Part I,
    for fiscal year ended December 31, 1997                   Part II,
    as specifically referred to herein.                       and Part IV

Portions of Definitive Proxy Statement                        Part III
    for 1998 Annual Meeting as specifically
    referred to herein.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, The Colonial BancGroup, Inc., is hereinafter referred to as "BancGroup".

     BancGroup, a Delaware corporation, was organized in 1974 and is a bank holding company under the Bank Holding Act of 1956, as amended (the "BHCA"). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981. In 1997, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, BancGroup consolidated its banking subsidiaries located in Georgia, Florida and Tennessee into its banking subsidiary in Alabama, Colonial Bank ("Colonial Bank").

     Colonial Bank has 125 branches in Alabama, 52 branches in Florida, 14 branches in Georgia and 5 branches in Tennessee. Colonial Bank conducts a general commercial banking business in its respective service areas and offers banking services such as the receipt of demand, savings and time deposits credit card services, safe deposit box services, the purchase and sale of investment securities and the extension of credit through personal, commercial and mortgage loans. Colonial Bank is active as a correspondent bank for unaffiliated banks. Colonial Mortgage Company ("CMC") is a subsidiary of Colonial Bank and is a mortgage banking company. CMC operates retail offices in Alabama and 4 regional offices covering 44 states and the District of Columbia which service approximately $12.9 billion in residential loans. CMC's retail operation offers conventional, government and jumbo loan products directly to borrowers. CMC's wholesale operation offers somewhat limited products comprised of conventional and jumbo loan products to various mortgage brokers. CMC offers a wholesale government program from its home office in Montgomery, Alabama. CMC has relationships with all housing agencies such as VA, the Department of Housing and Urban Development, FHA, FHLMC and FNMA. CMC underwrites, closes and sells loans according to the guidelines required by these agencies.

     At December 31, 1997, BancGroup's banking subsidiary accounted for approximately 98% of BancGroup's consolidated assets. The principal activity of BancGroup is to supervise and coordinate the business of its subsidiaries and to provide them with capital and services. BancGroup derives substantially all of its income from dividends received from Colonial Bank. Various statutory provisions and regulatory policies limit the amount of dividends Colonial Bank may pay without regulatory approval. In addition, federal statutes restrict the ability of Colonial Bank to make loans to BancGroup.

     BancGroup's affiliate bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many issuers of commercial paper and other securities which are not banks. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, factors, insurance companies and other financial institutions.

     BancGroup has three direct nonbanking subsidiaries. The Colonial BancGroup Building Corporation was established primarily to own and lease the buildings and land used by the banking affiliate of BancGroup. Dadeland Software Services, Inc. was acquired simultaneously with the Dadeland BancShares, Inc. merger on September 15, 1997 and owns a 20% interest in a joint venture which provides data processing, computer software, and related consulting services to banks and other financial institutions. Colonial Capital II, a Delaware business trust, issued $70 million in trust preferred securities, which are guaranteed by BancGroup, in 1997.

     BancGroup employs approximately 2,955 persons. BancGroup's principal offices are located at and its mailing address is: One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

LENDING ACTIVITIES

     BancGroup's commercial banking loan portfolio is comprised primarily of commercial real estate loans (27%) and residential real estate loans (42%). BancGroup's growth in loans over the past several years has been concentrated in commercial and residential real estate loans. The lending activities of Colonial Bank are dependent upon the demands within the local markets of its branches. Based on this demand, loans collateralized by commercial and residential real estate have been the fastest growing component of Colonial Bank's loan portfolio.

     BancGroup, through the branches and offices of Colonial Bank, makes loans for a range of business and personal uses in response to local demands for credit. Loans are concentrated in Alabama, Tennessee, Georgia and Florida and are dependent upon economic conditions in those states. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia and Florida are experiencing higher rates of growth. The following broad categories of loans have varying risks and underwriting standards.

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

  Loans within this category are underwritten based on projected cash flows and loan-to-appraised-value ratios of 80% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers' experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans with less than 10% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

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

- Installment and Consumer. Installment and consumer loans are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrowers as well as the value of the collateral for secured loans. Installment and consumer loans are sometimes made on an unsecured basis or with loan-to-value ratios in excess of 80%.

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

     Colonial bank funds loans primarily with customer deposits approximately 10% of which are considered more rate sensitive or volatile than other deposits.

CERTAIN REGULATORY CONSIDERATIONS

     BancGroup is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As such, it is subject to the BHCA and many of the Federal Reserve's regulations promulgated thereunder.

     Colonial Bank, an Alabama state chartered bank that is a member of the Federal Reserve System, is subject to supervision and examination by the Federal Reserve and the Alabama State Banking Department (the "Department"). The deposits of Colonial Bank are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of Colonial Bank. Moreover, the FDIC may terminate deposit insurance of Colonial Bank under certain circumstances. Both the Federal Reserve and the Department have jurisdiction over a number of the same matters, including lending decisions, branching and mergers.

     One limitation under the BHCA and the Federal Reserve's regulations requires that BancGroup obtain prior approval of the Federal Reserve before BancGroup acquires, directly or indirectly, more than 5% of any class of voting securities of another bank. Prior approval also must be obtained before BancGroup acquires all or substantially all of the assets of another bank, or before it merges or consolidates with another bank holding company. BancGroup may not engage in "non-banking" activities unless it demonstrates to the Federal Reserve's satisfaction that the activity in question is closely related to banking and a proper incident thereto. Because BancGroup is a registered bank holding company, persons seeking to acquire 25% or more of any class of its voting securities must receive the approval of the Federal Reserve. Similarly, under certain circumstances, persons seeking to acquire between 10% and 25% also may be required to obtain prior Federal Reserve approval.

     In 1989, Congress expressly authorized the acquisition of savings associations by bank holding companies. BancGroup must obtain the prior approval of the Federal Reserve (among other agencies) before making such an acquisition, and must demonstrate that the likely benefits to the public of the proposed transaction (such as greater convenience, increased competition, or gains in efficiency) outweigh potential burdens (such as an undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices).

     As a result of enactment in 1991 of the FDIC Improvement Act, banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including compensation standards, loan underwriting standards, asset growth, and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place an institution into receivership or require that the bank be sold to, or merged with, another financial institution.

     In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This legislation, among other things, amended the BHCA to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that bank holding company's home state regardless of state law prohibitions. This legislation became effective on September 29, 1995. In addition, this legislation also amended the Federal Deposit Insurance Act to permit, beginning on June 1, 1997 (or earlier where state legislatures provided express authorization), the merger of insured banks with banks in other states.

     The officers and directors of BancGroup and Colonial Bank are subject to numerous insider transaction restrictions, including limits on the amount and terms of transactions involving Colonial Bank, on the one hand, and its principal stockholders, officers, directors, and affiliates on the other. There are a number of other laws that govern the relationship between Colonial Bank and its customers. For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict Colonial Bank's relationships with its customers.

     The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

     The Federal Reserve has established a Year 2000 Supervision Program and published guidelines for implementing procedures to bring computer software programs and processing systems into Year 2000 compliance. In compliance with the guidelines of the Federal Reserve, BancGroup has established a full time Year 2000 task force to address all Year 2000 compliance issues as well as enhancements to computer and communications systems resulting from upgrades initiated in response to Year 2000 issues. Currently BancGroup is in the process of implementing its plans to bring all major computer systems into Year 2000 compliant status by the last quarter of 1998. Testing of all systems and changes will begin in the last quarter of 1998 and continue through the full year of 1999. The major computer systems involved are:

     - Colonial Bank's mainframe based systems: These systems are provided by third-party vendors of national stature. Upgrades to these systems are in progress and are intended to bring the systems into Year 2000 compliant status and provide enhancements to current capabilities. The costs associated with these upgrades are part of BancGroup's ongoing operating costs.

     - Colonial Mortgage Company's (CMC) servicing and production systems: CMC's systems are primarily in-house systems and are currently being rewritten to Year 2000 compliant status. The cost of the rewrites is estimated to be $1.0 million and is incremental to BancGroup's ongoing operating costs. This cost is expected to be incurred through September 30, 1998. In addition, CMC's computer hardware is being upgraded to Year 2000 compliant status. This upgrade will also provide additional capacity for the servicing systems as well as an enhanced capability for production. The additional annual cost of the mainframe upgrade (approximately $240,000) is expected to be absorbed through growth in the servicing portfolio and through increased production.

     - Branch automation operating systems: Colonial Bank's branch automation operating systems are being converted to Windows NT from OS/2. This conversion along with establishment of an intranet and increased capacity of communication lines is the most cost effective method of bringing the operating system to Year 2000 compliant status while allowing for more efficient flow of information to and from the branches and providing the highest assurance of continuing vendor support for BancGroup's branch automation solution. The incremental operating cost for these upgrades (approximately $400,000 annually) is expected to be absorbed through operational efficiencies and increased revenue. BancGroup will incur a one-time pretax charge during the first quarter of 1998 of approximately $2 million to write-off the remaining book value of the current branch automation equipment that is not Windows NT compatible.

     BancGroup incurred $432,000 in costs during 1997 related to assessing the status of BancGroup's systems and defining its strategy to bring all systems into Year 2000 compliance. BancGroup expects to incur certain additional third-party costs totaling approximately $300,000 in 1998 relating to the completion of the assessment of BancGroup's systems and the definition of its strategy to bring all systems into Year 2000 compliance. These costs have been and will continue to be expensed as incurred and are not significant to BancGroup's on-going operating costs.

     The above reflects management's current assessment and estimates. Various factors could cause actual results to differ materially from those contemplated by such assessments, estimates and forward-looking statements. Some of these factors may be beyond the control of BancGroup, including but not limited to, vendor representations, technological advancements, economic factors and competitive considerations.

     Management's evaluation of Year 2000 compliance and technological upgrades is an on-going process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than currently anticipated.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

     BancGroup is a legal entity separate and distinct from its subsidiaries, including Colonial Bank. There are various legal and regulatory limitations on the extent to which BancGroup's subsidiaries, including among other things, can finance, or otherwise supply funds to, BancGroup. Specifically, dividends from Colonial Bank are the principal source of BancGroup's cash revenues and there are certain legal restrictions under federal and state law on the payment of dividends by banks. The relevant regulatory agencies also have authority to prohibit Colonial Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of Colonial Bank, be deemed to constitute such an unsafe or unsound practice.

     In addition, Colonial Bank and its subsidiaries are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its other subsidiaries. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

CAPITAL ADEQUACY

     The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 1997, BancGroup's total risk-based capital ratio was 11.30%, including 9.93% of Tier 1 capital. The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of an additional 100 to 200 basis points is required for banking organizations not meeting these criteria. As of December 31, 1997, BancGroup's leverage capital ratio was 7.47%. Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including restrictions on its operations and activities.

     As regards depository institutions, federal banking statutes establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category.

     An undercapitalized depository institution is subject to restrictions in a number of areas, including capital distributions, payments of management fees and expansion. In addition, an undercapitalized depository institution is required to submit a capital restoration plan. A depository institution's holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount needed to restore the capital of the institution to the levels required for the institution to be classified as adequately capitalized at the time the institution fails to comply with the plan. A depository institution is treated as if it is significantly undercapitalized if it fails in any material respect to implement a capital restoration plan.

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

SUPPORT OF SUBSIDIARY BANK

     Under Federal Reserve Board policy, BancGroup is expected to act as a source of financial strength to, and to commit resources to support, Colonial Bank. This support may be required at times when, absent such Federal Reserve Board policy, BancGroup might not otherwise be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FDIC INSURANCE ASSESSMENTS

     Colonial Bank is subject to FDIC deposit insurance assessments. The FDIC applies a risk-based assessment system that places financial institutions in one of nine risk categories with premium rates, based on capital levels and supervisory criteria, ranging from 0.00% to 0.27% of deposits. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the deposit insurance funds.

     It should be noted that supervision, regulation, and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

ADDITIONAL INFORMATION

     Additional information, including statistical information concerning the business of BancGroup, is set forth in BancGroup's Annual Report to Shareholders for the year ended December 31, 1997, at pages 22 through 48 under the captions "Selected Financial Data, Selected Quarterly Data 1997-1996" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

EXECUTIVE OFFICERS AND DIRECTORS

     Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

ITEM 2.  PROPERTIES

     The principal executive offices of BancGroup, Colonial Bank, and Colonial Mortgage are located in Montgomery, Alabama in the Colonial Financial Center and are leased from G.C. Associates I, Joint Venture, a partnership owned 50% by affiliates of BancGroup's principal stockholders. These leased premises comprise 68,142 square feet of office space.

     As of December 31, 1997, Colonial Bank owned 140 and leased 56 of their full-service banking offices. See Notes 7 and 12 of the Consolidated Financial Statements included in the Annual Report to Shareholders, which is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     "Market Price of and Dividends Declared on Common Stock" is contained on page 71 of the Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" and "Selected Quarterly Financial Data 1997-1996" on pages 22 through 24 of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 48 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 through 46 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements set forth in BancGroup's Annual Report to Shareholders for 1997 at pages 49 through 70 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to BancGroup's directors is contained in BancGroup's proxy statement dated March 13, 1998, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

 NAME, AGE AND YEAR BECAME   POSITION AND OFFICES HELD WITH BANCGROUP  PRESENT AND PRINCIPAL OCCUPATION FOR
     EXECUTIVE OFFICER                   AND SUBSIDIARIES                      THE LAST FIVE YEARS
---------------------------  ----------------------------------------  ------------------------------------
Robert E. Lowder...........  Chairman of the Board and Chief           Chairman of the Board and Chief
55, 1981                       Executive Officer, Colonial BancGroup;    Executive Officer, Colonial
                               Chairman of the Board and Chief           BancGroup; Chairman of the Board
                               Executive Officer, Colonial Bank;         and Chief Executive Officer,
                               Director, Birmingham Region; Director,    Colonial Bank; Chairman of the
                               Huntsville Region; Director, Northwest    Board, Colonial Mortgage Co.;
                               Region; Director, East Central Region;    Chairman of the Board and
                               Director, Gulf Coast Region; Director,    President, Colonial Broadcasting,
                               Montgomery Region; Director, Central      Montgomery, AL
                               Florida Region; Director, South
                               Florida Region; Director, Bay Area
                               Region; Director, Southwest Florida
                               Region; Director, Atlanta Region;
                               Chairman of the Board, Colonial
                               Mortgage Co.
P.L. "Mac" McLeod, Jr......  President, Colonial BancGroup; Director,  President, Colonial BancGroup since
49, 1997                       Montgomery Region; Director, North        August 1997; President and CEO,
                               Georgia Region                            Colonial Bank Montgomery Region
                                                                         1984 to August 1997, Montgomery,
                                                                         AL
W. Flake Oakley, IV........  Executive Vice President, Chief           Chief Financial Officer, Secretary
44, 1989                       Financial Officer, Treasurer and          and Treasurer, BancGroup, since
                               Secretary                                 June 1991; Chief Financial Officer
                                                                         and Treasurer since October, 1990;
                                                                         Senior Vice President and
                                                                         Controller from April 1989 to
                                                                         October 1990, BancGroup,
                                                                         Montgomery, AL
Young J. Boozer, III.......  Executive Vice President -- Risk          Executive Vice President -- Risk
49, 1986                       Management -- Executive Vice              Management, BancGroup; President,
                               President, Colonial BancGroup Building    Colonial Investment Services 1993
                               Corp.                                     to 1997, Montgomery, AL
Michelle Condon............  Executive Vice President -- Retail        Executive Vice President -- Retail
43, 1995                       Banking                                   Banking, BancGroup since 1995;
                                                                         Colonial Bank -- Vice President,
                                                                         Budgeting & Planning, Colonial
                                                                         Bank 1990 to 1995, Montgomery, AL

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in BancGroup's proxy statement dated March 13, 1998 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in BancGroup's proxy statement dated March 13, 1998 under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in BancGroup's proxy statement dated March 13, 1998 under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;
(iv) changes in the interest rate environment which reduce margins (v) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and (viii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following financial statements are incorporated herein by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997;

        Consolidated Statements of Condition as of December 31, 1997 and 1996.

        Consolidated Statements of Income for the years ended December 31, 1997,
         1996 and 1995.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1997, 1996 and 1995.

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

     3. Exhibits

                              EXHIBITS AND DESCRIPTION
                              ------------------------
    Exhibit 3   --   Articles of Incorporation and Bylaws:
     3.1        --   Restated Certificate of Incorporation of the Registrant,
                     filed as Exhibit 4.1 to the Registrant's Current Report on
                     Form 8-K, dated February 21, 1995, and incorporated herein by reference.
     3.2        --   Amendment of Registrant's Restated Certificate of
                     Incorporation, dated April 16, 1997, filed as Exhibit
                     4(A)(2) to the Registrant's Registration Statement on Form
                     S-4 (File No. 333-26217), effective May 9, 1997, and
                     incorporated herein by reference.
     3.3        --   Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                     February 21, 1995, and incorporated herein by reference.
    Exhibit 4   --   Instruments defining the rights of security holders:
     4.1        --   Article 4 of the Restated Certificate of Incorporation of
                     the Registrant filed as Exhibit 4.1 to the Registrant's
                     Current Report on Form 8-K, dated February 21, 1995, and
                     incorporated herein by reference.
     4.2        --   Amendment to Article 4 of Registrant's Restated Certificate
                     of Incorporation, dated April 16, 1997, filed as Exhibit
                     4(A)(2) to the Registrant's Registration Statement on Form
                     S-4 (File No. 333-26217), effective May 9, 1997, and
                     incorporated herein by reference.
     4.3        --   Article II of the Bylaws of the Registrant filed as Exhibit
                     4.2 to the Registrant's Current Report on Form 8-K, dated
                     February 21, 1995, and incorporated herein by reference.
     4.4        --   Dividend Reinvestment and Common Stock Purchase Plan of the
                     Registrant dated January 15, 1986, and Amendment No, 1
                     thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4 (File
                     No, 33-07015), effective July 15, 1986, and incorporated
                     herein by reference.
     4.5        --   All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                     pursuant to clause 4(iii) of Item 601(b) of Regulation S-K;
                     to be furnished upon request of the Commission.
    Exhibit 10  --   Material Contracts:
    10.1        --   Second Amendment and Restatement of 1982 Incentive Stock
                     Plan of the Registrant, filed as Exhibit 4-1 to the
                     Registrant's Registration Statement on Form S-8 (File No.
                     33-41036), effective June 4, 1991, and incorporated herein by reference.
    10.2        --   Second Amendment and Restatement to 1982 Nonqualified Stock
                     Option Plan of the Registrant filed as Exhibit 4-2 to the
                     Registrant's Registration Statement on Form S-8 (File No.
                     33-41036), effective June 4, 1991, and incorporated herein by reference.
    10.3        --   1992 Incentive Stock Option Plan of the Registrant, filed as
                     Exhibit 4-1 to Registrant's Registration Statement on Form
                     S-8 (File No. 33-47770), effective May 8, 1992, and
                     incorporated herein by reference.
    10.4        --   1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 4-2 to Registrant's Registration Statement on
                     Form S-8 (File No. 33-47770), effective May 8, 1992, and
                     incorporated herein by reference.
    10.5        --   Amended and Restated Loan Agreement by and between the
                     Registrant and SunTrust Bank, Central Florida, National
                     Association, dated December 20, 1996, filed as Exhibit
                     10(B)(2) to the Registrant's Registration Statement on Form
                     S-4, (File No. 333-20291), and incorporated herein by
                     reference.

                              EXHIBITS AND DESCRIPTION
                              ------------------------
    10.6        --   The Colonial BancGroup, Inc. First Amended and Restated
                     Restricted Stock Plan for Directors, as amended, included as
                     Exhibit 10(C)(1) to the Registrant's Registration Statement
                     on Form S-4 (File No. 33-52952), and incorporated herein by reference.
    10.7        --   The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                     included as Exhibit 10(C)(2) to the Registrant's
                     Registration Statement as Form S-4 (File No. 33-52952), and
                     incorporated herein by reference.
    10.8        --   Indenture dated as of January 29, 1997 between The Colonial
                     BancGroup, Inc. and Wilmington Trust Company, as Debenture
                     Trustee dated as of, included as Exhibit 4(A) to
                     Registrant's Registration Statement on Form S-4 (File No.
                     333-22135), and incorporated herein by reference.
    10.9        --   Agreement and Plan of Merger between The Colonial BancGroup,
                     Inc. and ASB Bancshares, Inc., dated as of August 28, 1997, included as Appendix A to the Prospectus in Registrant's
                     Registration Statement on Form S-4 (File No. 333-39271), and
                     incorporated herein by reference.
    10.10       --   Agreement and Plan of Merger between The Colonial BancGroup,
                     Inc. and South Florida Banking Corp., dated as of September
                     4, 1997, included as Appendix A to the Prospectus in
                     Registrant's Registration Statement on Form S-4 (File No.
                     333-39283), and incorporated herein by reference.
    10.11       --   Agreement and Plan of Merger between The Colonial BancGroup,
                     Inc. and United American Holding Corporation, dated as of
                     September 8, 1997, included as Appendix A to the Prospectus in Registrant's Registration Statement on Form S-4 (File No.
                     333-39277), and incorporated herein by reference.
    10.12       --   Agreement and Plan of Merger between The Colonial BancGroup,
                     Inc. and First Central Bank, dated as of September 9, 1997, included as Appendix A to the Prospectus in Registrant's
                     Registration Statement on Form S-4 (File No. 333-39267), and
                     incorporated herein by reference.
    Exhibit 11  --   Statement Regarding Computation of Earnings Per Share.
    Exhibit 12  --   Statement Regarding Computation of Ratio of Earnings to
                     Fixed Charges.
    Exhibit 13  --   Portions of the 1997 Annual Report to Security Holders.
                     (Such annual report, except for those portions expressly
                     incorporated by reference in this report, is furnished
                     solely for the information of the Commission and is not
                     deemed to be filed as part of this report).
    Exhibit 21  --   List of subsidiaries of the Registrant.
    Exhibit 23  --   Consents of experts and counsel:
    23.1        --   Consent of Coopers & Lybrand L.L.P.
    Exhibit 24  --   Power of Attorney.
    Exhibit 27  --   Financial Data Schedule (for SEC use only).

(b)(1) Registrant's Current Reports on Form 8-K dated October 30, 1997 and November 17, 1997, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 30 day of March, 1998.

                                          THE COLONIAL BANCGROUP, INC.

                                          By: /s/  ROBERT E. LOWDER
                                            ------------------------------------
                                            Robert E. Lowder
                                            Its Chairman of the Board of
                                              Directors and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                         DATE
                   ---------                                       -----                         ----
/s/  ROBERT E. LOWDER                                  Chairman of the Board of                   **
------------------------------------------------         Directors and Chief
Robert E. Lowder                                         Executive Officer
/s/  W. FLAKE OAKLEY, IV                               Chief Financial Officer,                   **
------------------------------------------------         Secretary and Treasurer
W. Flake Oakley, IV                                      (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)
*                                                      Director                                   **
------------------------------------------------
Lewis Beville
*                                                      Director                                   **
------------------------------------------------
Young J. Boozer
*                                                      Director                                   **
------------------------------------------------
William Britton
*                                                      Director                                   **
------------------------------------------------
Jerry J. Chesser
*                                                      Director                                   **
------------------------------------------------
Augustus K. Clements, III
*                                                      Director                                   **
------------------------------------------------
Robert C. Craft
*                                                      Director                                   **
------------------------------------------------
Patrick F. Dye
*                                                      Director                                   **
------------------------------------------------
Clinton O. Holdbrooks
*                                                      Director                                   **
------------------------------------------------
D. B. Jones
*                                                      Director                                   **
------------------------------------------------
Harold D. King
*                                                      Director                                   **
------------------------------------------------
John Ed Mathison

                   SIGNATURE                                       TITLE                         DATE
                   ---------                                       -----                         ----
*                                                      Director                                   **
------------------------------------------------
Milton E. McGregor
*                                                      Director                                   **
------------------------------------------------
John C. H. Miller, Jr.
*                                                      Director                                   **
------------------------------------------------
Joe D. Mussafer
*                                                      Director                                   **
------------------------------------------------
William E. Powell
*                                                      Director                                   **
------------------------------------------------
J. Donald Prewitt
*                                                      Director                                   **
------------------------------------------------
Jack H. Rainer
*                                                      Director                                   **
------------------------------------------------
Jimmy Rane
*                                                      Director                                   **
------------------------------------------------
Frances E. Roper
*                                                      Director                                   **
------------------------------------------------
Simuel Sippial
*                                                      Director                                   **
------------------------------------------------
Ed V. Welch

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/  W. FLAKE OAKLEY, IV
--------------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: March 30, 1998

                                 EXHIBIT INDEX

Exhibit 3    --  Articles of Incorporation and Bylaws:
3.1          --  Restated Certificate of Incorporation of the Registrant,
                   filed as Exhibit 4.1 to the Registrant's Current Report on
                   Form 8-K, dated February 21, 1995, and incorporated herein by reference..............................................
3.2          --  Amendment of Registrant's Restated Certificate of
                   Incorporation, dated April 16, 1997, filed as Exhibit
                   4(A)(2) to the Registrant's Registration Statement on Form
                   S-4 (File No. 333-26217), effective May 9, 1997, and
                   incorporated herein by reference.
3.3          --  Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference...
Exhibit 4    --  Instruments defining the rights of security holders:
4.1          --  Article 4 of the Restated Certificate of Incorporation of
                   the Registrant filed as Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K, dated February 21, 1995, and
                   incorporated herein by reference..........................
4.2          --  Amendment to Article 4 of Registrant's Restated Certificate
                   of Incorporation, dated April 16, 1997, filed as Exhibit
                   4(A)(2) to the Registrant's Registration Statement on Form
                   S-4 (File No. 333-26217), effective May 9, 1997, and
                   incorporated herein by reference.
4.3          --  Article II of the Bylaws of the Registrant filed as Exhibit
                   4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference...
4.4          --  Dividend Reinvestment and Class A Common Stock Purchase Plan
                   of the Registrant dated January 15, 1986, and Amendment
                   No. 1 thereto dated as of June 10, 1986, filed as Exhibit
                   4(C) to the Registrant's Registration Statement on Form
                   S-4 (File No. 33-07015), effective July 15, 1986, and
                   incorporated herein by
                   reference.................................................
4.5          --  All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                   pursuant to clause 4(iii) of Item 601(b) of Regulation
                   S-K; to be furnished upon request of the Commission.......
Exhibit 10   --  Material Contracts:
10.1         --  Second Amendment and Restatement of 1982 Incentive Stock
                   Plan of the Registrant, filed as Exhibit 4-1 to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-41036), effective June 4, 1991, and incorporated herein by reference..............................................
10.2         --  Second Amendment and Restatement to 1982 Nonqualified Stock
                   Option Plan of the Registrant filed as Exhibit 4-2 to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-41036), effective June 4, 1991, and incorporated herein by reference..............................................
10.3         --  1992 Incentive Stock Option Plan of the Registrant, filed as
                   Exhibit 4-1 to Registrant's Registration Statement on Form
                   S-8 (File No. 33-47770), effective May 8, 1992, and
                   incorporated herein by reference..........................
10.4         --  1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 4-2 to Registrant's Registration Statement on
                   Form S-8 (File No. 33-47770), effective May 8, 1992, and
                   incorporated herein by reference..........................

10.5         --  Amended and Restated Loan Agreement by and between the
                   Registrant and SunTrust Bank, Central Florida, National
                   Association, dated December 20, 1996, filed as Exhibit
                   10(B)(2) to the Registrant's Registration Statement on
                   Form S-4 (File No. 333-20291), and incorporated herein by
                   reference.................................................
10.6         --  The Colonial BancGroup, Inc. First Amended and Restated
                   Restricted Stock Plan for Directors, as amended, included
                   as Exhibit 10(C)(1) to the Registrant's Registration
                   Statement as Form S-4 (File No. 33-52952), and
                   incorporated herein by reference..........................
10.7         --  The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                   included as Exhibit 10(C)(2) to the Registrant's
                   Registration Statement as Form S-4 (File No. 33-52952),
                   and incorporated herein by reference......................
10.8         --  Indenture dated as of January 29, 1997 between The Colonial
                   BancGroup, Inc. and Wilmington Trust Company, as Debenture
                   Trustee dated as of, included as Exhibit 4(A) to
                   Registrant's Registration Statement on Form S-4 (File No.
                   333-22135), and incorporated herein by reference.
10.9         --  Agreement and Plan of Merger between The Colonial BancGroup,
                   Inc. and ASB Bancshares, Inc., dated as of August 28,
                   1997, included as Appendix A to the Prospectus in
                   Registrant's Registration Statement on Form S-4 (File No.
                   333-39271), and incorporated herein by reference.
10.10        --  Agreement and Plan of Merger between The Colonial BancGroup,
                   Inc. and South Florida Banking Corp., dated as of
                   September 4, 1997, included as Appendix A to the
                   Prospectus in Registrant's Registration Statement on Form
                   S-4 (File No. 333-39283), and incorporated herein by
                   reference.
10.11        --  Agreement and Plan of Merger between The Colonial BancGroup,
                   Inc. and United American Holding Corporation, dated as of
                   September 8, 1997, included as Appendix A to the
                   Prospectus in Registrant's Registration Statement on Form
                   S-4 (File No. 333-39277), and incorporated herein by
                   reference.
10.12        --  Agreement and Plan of Merger between The Colonial BancGroup,
                   Inc. and First Central Bank, dated as of September 9,
                   1997, included as Appendix A to the Prospectus in
                   Registrant's Registration Statement on Form S-4 (File No.
                   333-39267), and incorporated herein by reference.
Exhibit 11   --  Statement Regarding Computation of Earnings Per Share.......
Exhibit 12   --  Statement Regarding Computation of Ratio of Earnings to
                   Fixed Charges.............................................
Exhibit 13   --  Portions of the 1997 Annual Report to Security Holders.
                   (Such annual report, except for those portions expressly
                   incorporated by reference in this report, is furnished
                   solely for the information of the Commission and is not
                   deemed to be filed as part of this report.)...............
Exhibit 21   --  List of subsidiaries of the Registrant......................
Exhibit 23   --  Consents of experts and counsel:
23.1         --  Consent of Coopers & Lybrand L.L.P..........................
Exhibit 24   --  Power of Attorney...........................................
Exhibit 27   --  Financial Data Schedule (for SEC use only)..................

(b)(1) Registrant's Current Reports on Form 8-K dated October 30, 1997 and November 17, 1997 and incorporated herein by reference.

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                             EXHIBITS TO FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-07945

                          THE COLONIAL BANCGROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)