Form 10-Q
period 1998-03-31
COLONIAL BANCGROUP INC
filed 1998-05-14
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998             COMMISSION FILE NUMBER 1-13508



                        THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       63-0661573
-------------------------------             ------------------------------------
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

                                   YES [X]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                                Outstanding at April 30, 1998
-----------------------------                     -----------------------------
Common Stock, $2.50 Par Value                                  48,194,098

                          THE COLONIAL BANCGROUP, INC.

                                      INDEX


                                                                                                       Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Condition - March 31, 1998, December 31, 1997 and March 31, 1997...  1

        Consolidated Statements of Income - Three months ended March 31, 1998 and March 31, 1997 .....  2

        Consolidated Statements of Comprehensive Income - Three months ended March 31, 1998 and March 31, 1997 ...........................................................................  3

        Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and March 31, 1997..  4

        Notes to Consolidated Financial Statements - March 31, 1998 ..................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........  7


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ............................................................................ 17

Item 6. Exhibits and Reports on Form 8-K ............................................................. 18

SIGNATURES ........................................................................................... 19

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;
(iv) changes in the interest rate environment which reduce margins (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and (viii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                            MARCH 31,          DECEMBER 31,          MARCH 31,
                                                              1998                 1997*               1997*
                                                           ----------           ----------           ----------
ASSETS:
  Cash and due from banks                                 $   311,523           $  293,310          $   224,200
  Interest-bearing deposits in banks                           17,949               24,947              111,474
  Securities held for trading                                  24,824                   --                   --
  Securities available for sale                               745,655              594,545              592,091
  Investment securities                                       265,711              269,213              346,963
  Mortgage loans held for sale                                455,716              225,331              142,510
  Loans, net of unearned income                             5,724,844            5,585,901            4,987,150
  Less:
     Allowance for possible loan losses                       (69,680)             (67,528)             (63,506)
                                                           ----------           ----------           ----------
  Loans, net                                                5,655,164            5,518,373            4,923,644
  Premises and equipment, net                                 146,448              146,189              121,256
  Excess of cost over tangible and
     identified intangible
     assets acquired, net                                      78,861               69,200               41,595
  Mortgage servicing rights                                   151,412              141,865              114,616
  Other real estate owned                                      12,530               14,491               13,290
  Accrued interest and other assets                           140,566              145,197               99,854
                                                           ----------           ----------           ----------
Total                                                      $8,006,359           $7,442,661           $6,731,493
                                                           ==========           ==========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits                                                 $6,082,744           $5,771,702           $5,356,191
  FHLB short-term borrowings                                  460,000              420,000              492,000
  Other short-term borrowings                                 287,468              299,419              162,998
  Subordinated debt                                            13,125                6,088                7,522
  Trust preferred securities                                   70,000               70,000               70,000
  FHLB long-term debt                                         283,693              234,830               60,646
  Other long-term debt                                         93,608                4,334                9,316
  Other liabilities                                           144,135               93,026               91,002
                                                           ----------           ----------           ----------
Total liabilities                                           7,434,773            6,899,399            6,249,675
                                                           ----------           ----------           ----------


SHAREHOLDERS' EQUITY:
  Preference Stock, $2.50 par value; 1,000,000
    shares authorized, none issued                                 --                   --                   --
  Common Stock, $2.50 par value; 100,000,000
    shares authorized, 48,129,118,
    47,171,504 and 45,285,414 shares issued
    and outstanding at March 31, 1998,
    December 31, 1997 and March 31, 1997 respectively         120,323              117,929              113,214
  Additional paid in capital                                  230,682              213,854              205,687
  Retained earnings                                           221,544              211,243              167,701
  Unearned compensation                                        (3,604)              (1,751)              (1,978)
  Unrealized gains (losses) on securities available
    for sale, net of taxes                                      2,641                1,987               (2,806)
                                                           ----------           ----------           ----------
Total shareholders' equity                                    571,586              543,262              481,818
                                                           ----------           ----------           ----------
Total                                                      $8,006,359           $7,442,661           $6,731,493
                                                           ==========           ==========           ==========

*See Note A.





     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                        1998               1997*
                                                     ---------          ---------
INTEREST INCOME:
  Interest and fees on loans                         $ 131,158          $ 111,420
  Interest on investments                               14,288             14,605
  Other interest income                                    588              1,019
                                                     ---------          ---------
Total interest income                                  146,034            127,044
                                                     ---------          ---------
INTEREST EXPENSE:
  Interest on deposits                                  56,582             51,011
  Interest on short-term borrowings                      9,867             10,002
  Interest on long-term debt                             6,153              1,956
                                                     ---------          ---------
Total interest expense                                  72,602             62,969
                                                     ---------          ---------

NET INTEREST INCOME                                     73,432             64,075
Provision for possible loan losses                       3,670              3,056
                                                     ---------          ---------
Net Interest Income After Provision for
  Possible Loan Losses                                  69,762             61,019
                                                     ---------          ---------
NONINTEREST INCOME:
  Mortgage servicing and origination fees                9,380              7,929
  Service charges on deposit accounts                    8,027              6,870
  Other charges, fees and commissions                    1,985              1,893
  Securities gains (losses), net                           159                (18)
  Other income                                           6,524              3,431
                                                     ---------          ---------
Total noninterest income                                26,075             20,105
                                                     ---------          ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                        24,417             21,817
  Occupancy expense of bank premises, net                6,110              5,066
  Furniture and equipment expenses                       5,496              4,139
  Amortization of mortgage servicing rights              4,888              3,699
  Amortization of intangible assets                      1,170                636
  Acquisition and restructuring costs                    6,119                757
  Year 2000 expense                                      2,330                 --
  Other expense                                         16,404             14,517
                                                     ---------          ---------
Total noninterest expense                               66,934             50,631
                                                     ---------          ---------

Income before income taxes                              28,903             30,493
Applicable income taxes                                 10,953             11,021
                                                     ---------          ---------
Net Income                                           $  17,950          $  19,472
                                                     =========          =========
Earnings per share:
  Basic                                              $    0.38          $    0.42
  Diluted                                                 0.37               0.41

*See Note A.




     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                1998               1997*
                                                                              --------           --------
NET INCOME:
Other comprehensive income, net of taxes:                                     $ 17,950           $ 19,472
  Unrealized gains (losses) on securities available for sale arising
   during the quarter, net of taxes                                                775             (3,045)
  Less: reclassification adjustment for net gains (losses)
   included in net income                                                         (121)                12
                                                                              --------           --------
Comprehensive income                                                          $ 18,604           $ 16,439
                                                                              ========           ========







*See Note A.


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1998              1997*
                                                                   ---------         ---------
Net cash provided by (used in) operating activities                ($155,656)        $  30,349
                                                                   ---------         ---------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale           72,371            47,638
  Proceeds from sales of securities available for sale                39,136            12,821
  Purchase of securities available for sale                         (236,395)          (24,604)
  Proceeds from maturities of investment securities                   66,679            14,744
  Purchase of investment securities                                  (63,852)          (40,400)
  Net increase in securities held for trading                        (24,824)               --
  Net increase in loans                                              (32,541)         (105,735)
  Cash received in bank acquisitions/dispositions                      9,943            29,561
  Purchase of treasury stock for issuance in a
      business combination                                                              (3,152)
  Capital expenditures                                                (5,012)           (7,876)
  Proceeds from sale of other real estate owned                        3,843             2,498
  Other, net                                                           1,048               248
                                                                   ---------         ---------
Net cash used in investing activities                               (169,604)          (74,257)
                                                                   ---------         ---------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                 175,102           195,369
  Net increase (decrease) in federal funds purchased,
      repurchase agreements and other short-term borrowings           28,186          (166,152)
  Proceeds from issuance of long-term debt                           138,242            70,175
  Repayment of long-term debt                                           (242)          (15,748)
  Proceeds from issuance of common stock                               2,835             3,289
  Dividends paid                                                      (7,648)           (6,129)
                                                                   ---------         ---------
Net cash provided by financing activities                            336,475            80,804
                                                                   ---------         ---------
Net increase in cash and cash equivalents                             11,215            36,896
Cash and cash equivalents at beginning of year                       318,257           298,778
                                                                   ---------         ---------
Cash and cash equivalents at March 31                              $ 329,472         $ 335,674
                                                                   =========         =========


Supplemental Disclosure of cash flow information:
 Cash paid during the three months for:
    Interest                                                       $  76,432         $  61,983
    Income taxes                                                      14,014             1,859
Non-cash investing activities:
  Transfer of loans to other real estate                           $   3,082         $   4,641
  Origination of loans for the sale of other real estate                 107
Non-cash financing activities:
  Conversion of subordinated debentures                            $     688         $   1,081
  Assets acquired in business combinations                           144,821           225,799
  Liabilities assumed in business combinations                       138,023           207,504



*See Note A.





     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ACCOUNTING POLICIES/RESTATEMENT

   The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1997 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1997 annual report on Form 10-K. The March 31, 1997 and December 31, 1997 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with United American Holding Corporation, First Central Bank and South Florida Banking Corp.
   In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and 1997 and the results of operations and cash flows for the interim periods ended March 31, 1998 and 1997. All 1998 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATIONS

   On February 2, 1998, United American Holding Corporation ("United") was merged into BancGroup. United's subsidiary, United American Bank of Central Florida was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1997, United had approximately $275 million in assets and deposits and other liabilities of $252 million. United operated nine offices in Orange, Seminole, and Osceola counties, Florida. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.
   On February 5, 1998, ASB Bancshares, Inc. ("ASB") was merged into BancGroup. ASB's subsidiary, Ashville Savings Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank. On February 5, 1998, ASB had approximately $159 million in assets and deposits and other liabilities of $138 million. ASB operated nine branches in Blount, Etowah and St. Clair counties, Alabama. This business combination was accounted for as a purchase and the results of operations are included in the accompanying financial statements only from the date of consummation forward.
   On February 11, 1998, First Central Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1997, First Central had approximately $63 million in assets and deposits and other liabilities of $53 million. First Central operated a single branch located in St. Petersburg, Florida. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.
   On February 12, 1998, South Florida Banking Corp. ("SFB") was merged into BancGroup. SFB's subsidiary, First National Bank of Florida at Bonita Springs was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1997, SFB had approximately $256 million in assets and deposits and other liabilities of $238 million. SFB operated twelve branches in Lee, Collier, and Hendry counties, Florida. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.
   Presented below is BancGroup's summary operating information for the quarter ended March 31, 1997, showing the effect of business combinations described above.

                           As Previously     Effect of         Currently
                             Reported         Poolings         Reported
                           ---------------------------------------------
Net interest income          $58,144           $5,931           $64,075
Non interest income           18,456            1,649            20,105
Net income                    17,884            1,588            19,472

   On February 25, 1998, BancGroup entered into a definitive agreement with Commercial Bank of Nevada ("CBN"). CBN is a Nevada bank located in Las Vegas, Nevada. CBN will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup expects to issue approximately 842,157 shares of its Common Stock to the stockholders of CBN. This transaction is subject to, among other things, approval by the stockholders of CBN and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At March 31, 1998, CBN had assets of $131.3 million, deposits of $119.7 million and stockholders' equity of $10.6 million.
   On March 27, 1998, BancGroup entered into a definitive agreement with CNB Holding Company ("CNB"). CNB is a Florida corporation and is a holding company for Commercial National Bank located in Daytona Beach, Florida. CNB will merge with BancGroup and following such merger Commercial National Bank will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup will issue a maximum of 937,227 shares of its Common Stock (depending upon the market value at the time of such merger) to the stockholders of CNB. This transaction is subject to, among other things, approval by the stockholders of CNB and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interest. At March 31, 1998, CNB had assets of $88.6 million, deposits of $80.0 million and stockholders' equity of $8.5 million.
   On April 24, 1998, BancGroup entered into a letter of intent with First Macon Bank & Trust Company ("First Macon"). First Macon is located in Macon, Georgia. First Macon will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup expects to issue a maximum of 1,844,500 shares of its Common Stock to the stockholders of First Macon. This transaction is subject to, among other things, approval by the stockholders of First Macon and by the appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At March 31, 1998, First Macon had assets of $195 million, deposits of $177 million and stockholders' equity of $15 million.
   On May 5, 1998, BancGroup entered into a definitive agreement with FirstBank ("FirstBank"). FirstBank is located in Dallas, Texas. CBG Acquisition Corp., a subsidiary of BancGroup, will be merged into FirstBank, and FirstBank will become a banking subsidiary of BancGroup. BancGroup expects to issue approximately 1,200,000 shares of its Common Stock to the stockholders of FirstBank. This transaction is subject to, among other things, approval by the stockholders of FirstBank and by the appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At March 31, 1998, FirstBank had assets of $163 million, deposits of $138 million and stockholders' equity of $9 million.

NOTE C - COMMITMENTS AND CONTINGENCIES

   BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 1997, will have a materially adverse effect on BancGroup's financial statements.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

   On January 1, 1998, BancGroup adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125 which had been delayed under SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The deferred provisions related to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The adoption of the provisions of SFAS No. 125 as amended by SFAS No. 127 resulted in no material impact on BancGroup's financial condition or results of operations.
   On January 1, 1998, BancGroup adopted SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard is effective for fiscal years beginning after December 15, 1997 and has been implemented herein. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 did not have a material impact on BancGroup's financial condition or results of operations.
   In February, 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension costs and other post-retirement benefit plans. It does not change the measurement or recognition of these plans but standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis and eliminates certain disclosures no longer useful. This statement is effective for fiscal years beginning after December 15, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

   Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the three months and twelve months ended March 31, 1998, respectively, as follows (in thousands):

                                                December 31, 1997                        March 31, 1997
                                                to March 31, 1998                       to March 31, 1998
                                             ----------------------                -------------------------
                                               Increase (Decrease)                     Increase (Decrease)
                                             ----------------------                -------------------------
                                              Amount             %                    Amount             %
                                             --------         -----                -----------        ------
ASSETS
  Colonial Bank                              $326,398           4.6%                $  921,118         14.3%
   CMC                                        235,096          60.2                    351,896        128.6
   Other                                        2,204          16.2                      1,852         13.3
                                             --------         -----                 -----------------------
Total assets                                 $563,698           7.6                 $1,274,866         18.9
Securities                                    172,432          20.0                     97,136         10.3
Mortgage loans held for sale                  230,385         102.2                    313,206        219.8
Loans, net of unearned income                 138,943           2.5                    737,694         14.8
Mortgage Servicing Rights                       9,547           6.7                     36,796         32.1
Deposits                                      311,042           5.4                    726,553         13.6
Long term debt                                145,174          46.1%                   312,942        212.2%

ASSETS:

   BancGroup's assets have increased 18.9% since March 31, 1997. The Company's strategy is to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida and with the announcement of the pending mergers with CBN and FirstBank has made its first step into growth markets outside the Southeast. For a number of years Colonial Mortgage Company has operated on a national basis focusing on the highest growth markets. These pending acquisitions represent the initiation of BancGroup's strategy to parallel the mortgage company's focus and provide its banking services in some of these same markets.

SECURITIES:

   Investment securities, securities available for sale and securities held for trading have increased $172 million (20%) from December 31, 1997 to March 31, 1998. The increase included $24 million from business combinations, $24 million from the purchase of trading securities and $10 million from the purchase of preferred stocks. In addition, BancGroup entered into a reverse repurchase arrangement with Morgan Stanley under which it purchased mortgage backed securities totaling approximately $100 million. These securities are collateral for $100 million in debt issued in connection with the purchase of these securities. The remainder of the increase is from normal funding operations of the Company.

LOANS AND MORTGAGE LOANS HELD FOR SALE:

   The increase in loans, net of unearned income, since March 31, 1997 is $738 million (15%) with $278 million attributable to purchase method business combinations. Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $755.1 million and $268.8 million and sales thereof amounted to approximately $578.6 million and $295.1 million during the three months ended March 31, 1998 and 1997, respectively. The increase in originations in 1998 was primarily due to a decrease in rates.

GROSS LOANS BY CATEGORY                               MARCH 31,                 DEC. 31,               MARCH 31,
(In thousands)                                          1998                      1997                   1997
                                                    -----------               -----------           -----------
Commercial, financial, and agricultural             $   714,552               $   680,020           $   632,850
Real estate-commercial                                1,599,727                 1,515,645             1,316,246
Real estate-construction                                630,951                   674,557               520,781
Real estate-residential                               2,384,262                 2,332,611             2,136,367
Installment and consumer                                320,464                   313,121               322,571
Other                                                    75,412                    70,639                59,124
                                                    -----------               -----------           -----------
Total loans                                          $5,725,368                $5,586,593            $4,987,939
                                                     ==========                ==========            ==========


   Loans collateralized by commercial real estate loans increased approximately $283 million since March 31, 1997 and $84 million since December 31, 1997.

   Excluding the impact of business combinations accounted for as purchases, growth from December 31, 1997 in commercial and commercial real estate loans was at an annualized rate of 16.6%. On the same basis, construction loans decreased $46 million due to the seasonality of the business and large payoffs. Residential real estate loans, excluding purchase method business combinations, decreased $28 million or 4.5% on an annualized basis. This decline in residential real estate is primarily attributable to the refinancing of these predominately adjustable rate loans to fixed rates. Due to current market rates for fixed mortgage loans, ARM loans are not in demand and run-off is expected to continue through the second quarter and then remain constant. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's markets in Florida.
   Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

    ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                          Percent of                 Percent of               Percent of
                              MARCH 31,    Loans to     Dec. 31,      Loans to    March 31,    Loans to
(In thousands)                 1998       Total Loans     1997       Total Loans    1997      Total Loans
                              --------    -----------   -------      -----------  ---------   -----------
Commercial, financial,
 and agricultural             $14,714      12.5%         $12,845      12.2%        $11,952     12.7%
Real estate-commercial         25,229      27.9           23,706      27.1          22,863     26.4
Real estate-construction       12,363      11.0           13,078      12.1          11,328     10.4
Real estate-mortgage           11,921      41.7           11,663      41.8          10,682     42.8
Installment and consumer        4,463       5.6            5,004       5.6           5,540      6.5
Other                             990       1.3            1,232       1.2           1,141      1.2
                              -------     -----          -------     -----         -------    -----
TOTAL                         $69,680     100.0%         $67,528     100.0%        $63,506    100.0%
                              =======     =====          =======     =====         =======    =====

SUMMARY OF LOAN LOSS EXPERIENCE

                                                         THREE MONTHS              Year             Three Months
                                                             ENDED                 Ended                Ended
(In thousands)                                          MARCH 31, 1998         Dec. 31, 1997       March 31, 1997
                                                        --------------         -------------       --------------
Allowance for possible loan losses - January 1              $67,528               $58,016              $58,016

Charge-offs:
  Commercial, financial, and agricultural                       711                 5,107                1,038
  Real estate-commercial                                        853                 2,954                  125
  Real estate-construction                                      144                   433                    3
  Real estate-residential                                       360                 1,724                  250
  Installment and consumer                                    1,648                 5,577                1,191
  Other                                                         167                   693                  253
                                                            -------               -------              -------
Total charge-offs                                             3,883                16,488                2,860
                                                            -------               -------              -------
Recoveries:
  Commercial, financial, and agricultural                       451                   984                  212
  Real estate-commercial                                        164                 1,019                    3
  Real estate-construction                                       28                    91                   35
  Real estate-residential                                        74                   244                   35
  Installment and consumer                                      514                 1,796                  397
  Other                                                          38                   134                   37
                                                            -------               -------              -------
Total recoveries                                              1,269                 4,268                  719
                                                            -------               -------              -------
Net charge-offs                                               2,614                12,220                2,141
Addition to allowance charged to operating expense            3,670                14,860                3,056
Allowance added from business combinations                    1,096                 6,872                4,575
                                                            -------               -------              -------
Allowance for possible loan losses-end of period            $69,680               $67,528              $63,506
                                                            =======               =======              =======

   Asset quality as measured by nonperforming assets remains good at 0.72% of net loans and other real estate. Nonperforming assets have decreased $1.3 million from December 31, 1997. The decrease in nonperforming assets resulted primarily from a $.7 million increase in nonaccrual loans and a $2.0 million decrease in other real estate and repossessions. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.22% of loans at March 31, 1998 as compared to 1.27% at March 31, 1997.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

(In thousands):                                          MARCH 31, 1998  Dec. 31, 1997   March 31, 1997
                                                         --------------  -------------   --------------
Nonaccrual loans                                             $27,215         $27,010         $26,331
Restructured loans                                             1,411             952           2,084
                                                             -------         -------         -------
  Total nonperforming loans*                                  28,626          27,962          28,415
Other real estate owned                                       11,883          13,695          12,938
Repossessions                                                    647             796             352
                                                             -------         -------         -------
  Total nonperforming assets*                                $41,156         $42,453         $41,705
                                                             =======         =======         =======
Aggregate loans contractually past due 90 days
  for which interest is being accrued                        $ 6,818         $ 7,028         $ 6,420
Net charge-offs (recoveries) year-to-date                    $ 2,614         $12,220         $ 2,141

RATIOS
Period end:
  Total nonperforming assets as a percent of net
    loans and other real estate                                 0.72%           0.76%           0.83%
  Allowance as a percent of net loans                           1.22%           1.21%           1.27%
  Allowance as a percent of nonperforming assets*                169%            159%            152%
  Allowance as a percent of nonperforming loans*                 243%            241%            223%
For the period ended:
  Net charge-offs as a percent  of average net loans-
    (annualized basis)                                          0.19%           0.24%           0.18%

   *Total does not include loans contractually past due 90 days or more which are still accruing interest.

   Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors has identified approximately $165 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 1998 substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.
   The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $24 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

LIQUIDITY:

    The maintenance of an adequate liquidity position and the constant monitoring of rate sensitivity are principle components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest late fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $1.5 billion with only $745 million outstanding at March 31, 1998. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 94% at March 31, 1998 and 97% at December 31, 1997. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.20% to 5.65% maturing in 6 to 24 month periods. At March 31, 1998, $92 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At March 31, 1998, $118 million is oustanding under this program at an average rate of 5.5%. Funds are transferred daily to meet short-term funding fluctuations. As discussed previously, BancGroup has received funds under a reverse repurchase arrangement with Morgan Stanley. At March 31, 1998, there was $100 million in outstanding debt under this agreement which is collateralized by approximately $100 million in mortgage-backed securities.

CAPITAL RESOURCES:

   Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at March 31, 1998 consists of $568 million of equity and $70 million in trust preferred securities less $79 million of intangibles providing a 7.36% leverage ratio at March 31, 1998. The ratio of shareholders' equity to total assets at March 31, 1998 was 7.14% as compared to 7.16% at December 31, 1997. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.17 per share.
   BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.

YEAR 2000 COMPLIANCE:

    The Federal Reserve has established a Year 2000 Supervision Program and published guidelines for implementing procedures to bring computer software programs and processing systems into Year 2000 compliance. In compliance with the guidelines of the Federal Reserve, BancGroup has established a full time Year 2000 task force to address all Year 2000 compliance issues as well as enhancements to computer and communications systems resulting from upgrades initiated in response to Year 2000 issues. Currently BancGroup is in the process of implementing its plans to bring all major computer systems into Year 2000 compliant status by the last quarter of 1998. Testing of all systems and changes will continue through the full year of 1999. The major computer systems involved are:
   - Colonial Bank's mainframe based systems: These systems are provided by third-party vendors of national stature. Upgrades to these systems are in progress and are intended to bring the systems into Year 2000 compliant status and provide enhancements to current capabilities. The costs associated with these upgrades are part of BancGroup's ongoing operating costs.
   - Colonial Mortgage Company's (CMC) servicing and production systems: CMC's systems are primarily in-house systems and are currently being rewritten to Year 2000 compliant status. The cost of the rewrites is estimated to be $1.0 million and is incremental to BancGroup's ongoing operating costs. This cost is expected to be incurred through

    September 30, 1998. In addition, CMC's computer hardware is being upgraded to Year 2000 compliant status. This upgrade will also provide additional capacity for the servicing systems as well as an enhanced capability for production. The additional annual cost of the mainframe upgrade (approximately $240,000) is expected to be absorbed through growth in the servicing portfolio and through increased production.
  - Branch automation operating systems: Colonial Bank's branch automation operating systems are being converted to Windows NT from OS/2. This conversion along with establishment of an intranet and increased capacity of communication lines is the most cost effective method of bringing the operating system to Year 2000 compliant status while allowing for more efficient flow of information to and from the branches and providing the highest assurance of continuing vendor support for BancGroup's branch automation solution. The incremental operating cost for these upgrades (approximately $400,000 annually) is expected to be absorbed through operational efficiencies and increased revenue. BancGroup incurred a one-time pretax charge during the first quarter of 1998 of approximately $2 million to write-off the remaining book value of the current branch automation equipment that is not Windows NT compatible.

   Year 2000 expenses of $2.3 million were incurred during the first quarter of 1998 and include the one-time pretax charge of approximately $2 million to write off the remaining book value of branch automation equipment that is not Windows NT compatible and $330,000 related to the completion of the assessment of the Company's systems and one-time third party costs incurred with upgrading internal systems to Year 2000 compliance. The above reflects management's current assessment and estimates. Various factors could cause actual results to differ materially from those contemplated by such assessments, estimates and forward-looking statements. Some of these factors may be beyond the control of BancGroup, including but not limited to, vendor representations, technological advancements, economic factors and competitive considerations. Management's evaluation of Year 2000 compliance and technological upgrades is an on-going process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than currently anticipated.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997:

SUMMARY:

   BancGroup is involved in two primary lines of business: commercial banking and mortgage banking, through its wholly owned subsidiaries Colonial Bank and Colonial Mortgage Company ("CMC"). The following schedule of BancGroup's results of operations reflects the related impact of each line of business to the earnings of the company.

LINE OF BUSINESS RESULTS

(Dollars in thousands, except per share amounts)

                                                     Colonial        Colonial                     Consolidated
QUARTER ENDED MARCH 31,1998                            Bank          Mortgage         Other         BancGroup
                                                     ---------------------------------------------------------
Net interest income                                  $72,867           $2,209       $(1,644)        $73,432
Provision for possible loan losses                    (3,670)              --            --          (3,670)
Noninterest income                                    13,143           12,945           (13)         26,075
Amortization and depreciation                          5,701            5,111           (64)         10,748
Noninterest expense                                   49,907            5,663           616          56,186
                                                     -------           ------       -------         -------
Pretax income                                         26,732            4,380        (2,209)         28,903
Income taxes                                          (9,914)          (1,650)          611         (10,953)
                                                     -------           ------       -------         -------
Net Income                                           $16,818           $2,730       $(1,598)        $17,950
                                                     =======           ======       =======         =======
Acquisition and restructuring costs, net of taxes      4,147               --            14           4,161
Year 200 expense net of taxes                          1,224              223            --           1,447
                                                     -------           ------       -------         -------

Income excluding acquisition and restructuring
  costs and Year 2000 expense                        $22,189           $2,953       $(1,584)        $23,558

Diluted earnings per share excluding acquisition and
    restructuring costs and Year 2000 expense                                                       $   .48

(Dollars in thousands, except per share amounts)

                                                           Colonial         Colonial                         Consolidated
QUARTER ENDED MARCH 31,1997*                                 Bank           Mortgage          Other            BancGroup
                                                           --------         --------         --------        ------------
Net interest income                                        $64,310           $  776          $(1,011)           $64,075
Provision for possible loan losses                          (3,056)              --               --             (3,056)
Noninterest income                                          10,741            9,366               (2)            20,105
Amortization and depreciation                                3,611            3,865               70              7,546
Noninterest expense                                         38,056            4,000            1,029             43,085
                                                           -------           ------          -------            -------
Pretax income                                               30,328            2,277           (2,112)            30,493
Income taxes                                               (10,763)            (849)             591            (11,021)
                                                           -------           ------          -------            -------
Net Income                                                 $19,565           $1,428          $(1,521)           $19,472
                                                           =======           ======          =======            =======
Acquisition and restructuring costs, net of taxes              580               --               26                606
Income excluding acquisition and restructuring             -------             ----          -------            -------
  costs                                                    $20,145           $1,428          $(1,495)           $20,078
Diluted earnings per share excluding acquisition and
    restructuring costs and Year 2000 expense                                                                   $   .42

SELECTED RATIOS:                                  March 31, 1998    March 31, 1997*
                                                  --------------    ---------------
Income excluding acquisition and restructuring
   costs and Year 2000 expenses to:
    Average assets                                      1.25%           1.24%
    Average shareholders' equity                       16.99%          17.06%
Efficiency ratio (excluding acquisition and
   Year 2000 expenses)                                 58.38%          58.75%


* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp. and First Central Bank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                      1998                                     1997*
                                        --------------------------------          -------------------------------
                                           AVERAGE                                 AVERAGE
                                           VOLUME      INTEREST    RATE             VOLUME      INTEREST    RATE
ASSETS                                  ----------    ---------    ----           ----------    --------    -----
  Loans, net                            $5,675,060     $126,704    9.02%          $4,920,561    $109,518    8.99%
  Mortgage loans held for sale             254,992        4,674    7.33%             114,879       2,166    7.54%
  Investment securities and securities
    available for sale and other
    interest-earning assets                951,510       15,335    6.46%           1,010,957      16,069    6.39%
                                        ----------     --------                   ----------    --------
  Total interest-earning assets(l)       6,881,562     $146,713    8.60%           6,046,397    $127,753    8.53%
  Nonearning assets                        739,076     --------                      521,808    --------
                                        ----------                                ----------
    Total assets                        $7,620,638                                $6,568,205
                                        ==========                                ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits             $4,823,700    $  56,582    4.76%          $4,350,007   $  51,011    4.75%
  Short-term borrowings                    704,421        9,867    5.68%             737,818      10,002    5.50%
  Long-term debt                           391,731        6,153    6.31%             107,264       1,956    7.29%
                                        ----------    ---------                  ----------    ---------
  Total interest-bearing liabilities     5,919,852    $  72,602    4.97%           5,195,089   $  62,969    4.92%
  Noninterest-bearing demand deposits    1,028,498    ---------                      810,382   ---------
  Other liabilities                        110,116                                    85,359
                                        ----------                                ----------
  Total liabilities                      7,058,466                                 6,090,830
  Shareholders' equity                     562,172                                   477,375
                                        ----------                                ----------
Total liabilities and shareholders'
   equity                               $7,620,638                                $6,568,205
                                        ==========                                ==========
Rate differential                                                  3.63%                                    3.61%
Net yield on interest-earning assets                  $  74,111    4.33%                       $  64,784    4.31%
                                                      =========                                =========

* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp. and First Central Bank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)

                                                       THREE MONTHS ENDED MARCH 31, 1998 CHANGE FROM 1997*
                                                    ---------------------------------------------------------
                                                                    DUE TO (1)
                                                     TOTAL            VOLUME             RATE            MIX
                                                    -------           -------           ------           ----
INTEREST INCOME:
  Total Loans, Net                                  $17,186           $17,097           $  372           (283)
  Mortgage loans held for sale                        2,508             2,093              (77)           492
  Investment securities and securities available
   for sale and other interest-earning assets          (734)             (957)             178             45
                                                    -------           -------           ------           ----
Total interest income(2)                             18,960            18,233              473            254
                                                    -------           -------           ------           ----

INTEREST EXPENSE:
  Interest bearing deposits                           5,571             5,671              110           (210)
  Short-term borrowings                                (135)             (463)             335             (7)
  Long-term debt                                      4,197             5,227             (265)          (765)
                                                    -------           -------           ------           ----
  Total interest expense                              9,633            10,435              180           (982)
                                                    -------           -------           ------           ----
Net interest income                                $  9,327          $  7,798           $  293         $1,236
                                                   ========          ========           ======         ======



* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp. and First Central Bank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Mix Change = change in volume times change in rate.
(2) Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest, for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: actual dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

NET INTEREST INCOME:

   Net interest income on a tax equivalent basis increased $9.3 million to $74.1 million for the quarter ended March 31, 1998 from $64.8 million for the quarter ended March 31, 1997. The net yield on interest earning assets increased from 4.31% to 4.33% for the three months ended March 31, 1997 and 1998, respectively. Colonial Bank has improved its cost of funds through its acquisitions in Florida and maintenance of realistic pricing standards. BancGroup's net interest margin prior to Florida acquisitions, which began in July 1996, was 4.04% compared to its peers 4.52%. By the first quarter of 1998, net interest margin has improved to 4.33% compared to its peers fourth quarter 1997, 4.38%. As the deposit base continues to expand in Florida, net interest margin should continue to improve.
   As reflected on the previous tables the increase in net interest income for the three months was primarily attributable to loan growth, improvement in the rate differential from 3.61% to 3.63% for the three months ended March 31, 1997 and 1998, respectively, and a more favorable mix of funding sources which was partially offset by deposit growth. During the first quarter of 1997 the prime rate increased to 8.50% where it has remained through the first quarter of 1998.

LOAN LOSS PROVISION:

   The provision for loan losses for the first three months of 1998 was $3,670,000 compared to $3,056,000 for the same period in 1997. Asset quality remains good. The current allowance for loan losses provides a 243% coverage of nonperforming loans compared to 241% at December 31, 1997 and 223% at March 31, 1997. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

   Noninterest income increased $6.0 million for the three months ended March 31, 1998 compared to the same period in 1997. The increase is primarily due to an increase in mortgage servicing and origination fees of $1.5 million, additional fees on deposit accounts of $1.2 million and gains on sales of loans of $1.9 million.
   Mortgage servicing fees increased $1.3 million for the three months ended March 31, 1998 compared to the same period in 1998. The increase in servicing fee income is primarily due to an increase in the servicing portfolio of $2.3 billion to $13.8 billion for the month ended March 31, 1998 from $11.2 billion for the same period in 1997. Gain on sales increased due to additional loan volume resulting from increased refinancing activity. Colonial Mortgage provides additional sources of non-interest income to BancGroup through fees from its servicing portfolio as well as loan originations from its 4 divisional offices and six regional offices. Colonial Mortgage purchases, originates and services conventional, government, and jumbo mortgage products in 44 states and the District of Columbia. Colonial Mortgage had non-interest income of $12.9 million for the three months ended March 31, 1998, compared to $9.4 million for the three months ended March 31, 1997.
   BancGroup is continuing to expand its services through increased efforts in private banking, additional products, asset management through trust services, investment sales products and services. In addition, BancGroup has established an international banking unit through its South Florida Region to provide and service the needs of customers involved in international activities.

NONINTEREST EXPENSES:

   BancGroup's net overhead expense (total noninterest expense, excluding acquisition and restructuring costs and Year 2000 expenses, less noninterest income, excluding security gains) was $41.0 million and $30.5 million for the three months ended March 31, 1998 and 1997, respectively. Noninterest expenses, excluding acquisition and restructuring costs and Year 2000 expenses, increased $8.6 million for the three months ended March 31, 1998, compared to the same period in 1997. The majority of this increase is due to the addition of acquisitions accounted for as purchases and normal salary increases.

   BancGroup's efficiency ratio, excluding acquisition and restructuring costs and Year 2000 expense, improve to 58.38% at March 31, 1998 from 58.75% at March 31, 1997. The Company will continue to improve efficiencies with the conversion of the newly acquired banks. Conversions will allow the consolidation of back-shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments. These consolidation efforts should result in continued improvement of the efficiency ratio through the reduction of expenses.

ACQUISITION AND RESTRUCTURING COSTS:

   Acquisition and restructuring costs of $6.1 million include legal and accounting services, asset write-offs, contract buyouts and severance costs in connection with the acquisition of various banking institutions and the integration of those companies into BancGroup's systems as well as the restructuring of BancGroup's regional banks in Florida. These one-time costs should be more than offset by cost savings in 1998 and 1999 from the consolidation of back office operations and revenue growth from the acquired banks. These are one-time costs with respect to each individual transaction, but represent ongoing expenses so long as BancGroup continues its acquisition program.

YEAR 2000 EXPENSES:

   Year 2000 expenses of $2.3 million were incurred during the first quarter of 1998 and include a one-time pretax charge of $2 million to write off the remaining book value of branch automation equipment that is not Windows NT compatible and $330,000 related to the completion of the assessment of the Company's systems and one-time third party costs incurred with upgrading internal systems to Year 2000 compliance.

PROVISION FOR INCOME TAXES:

   BancGroup's provision for income taxes is based on an approximately 37.9% and 36.1%, respectively, estimated annual effective tax rate for the years 1998 and 1997, respectively. The provision for income taxes for the three months ended March 31, 1998 and 1997 was $10,953,000 and $11,021,000, respectively.

                                     Part II
                                Other Information

ITEM 1:  Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT
         PART 1 ITEM 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders

   On April 15, 1998, the annual meeting of the shareholders of Colonial BancGroup was held. The following is the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals

   1 ) Election of the following directors:

                                                  FOR            WITHHOLD
                                               ----------------------------
TERM EXPIRES IN 2001:
   Augustus K. Clements, III                   40,539,493            63,779
   Robert S. Craft                             40,541,989            61,284
   Clinton O. Holdbrooks                       40,540,806            62,467
   Harold D. King                              40,541,919            61,354
   Robert E. Lowder                            40,540,214            63,059
   John C. H. Miller, Jr.                      40,518,266            85,007
   Jimmy Rane                                  38,796,812         1,806,460

TERM EXPIRES IN 1999:
   James L. Hewitt                             40,544,681            58,592

   In addition to the foregoing the following directors will continue to serve:

TERM EXPIRES IN 2000:
   Jerry J. Chesser
   John Ed Mathison
   Joe D. Mussafer
   William E. Powell, III
   J. Donald Prewitt
   Frances E. Roper
   Ed V. Welch

TERM EXPIRES IN 1999:
   Young J. Boozer
   William Britton
   Patrick F. Dye
   D.B. Jones
   Milton E. McGregor
   Jack H. Rainer
   Simuel Sippial

   2) Approval of an amendment to the Restated Certificate of Incorporation to increase the authorized numbers of BancGroup's common stock, par value $2.50 (the "Common Stock") from 100,000,000 to 200,000,000.

                                FOR         WITHHOLD          ABSTAIN
                             -----------------------------------------
                             39,334,046     1,000,445         268,781

    3) Approval of an amendment to the 1992 Incentive Stock Option Plan of the Colonial BancGroup, Inc. (the "ISO Plan") to:
    a. increase the number of shares of Common Stock Eligible to be issued upon exercise of options under the ISO Plan from 1,100,000 to 2,100,000 shares and;
    b. permit a committee of disinterested persons created by the Board of Directors to allow, at or afler the time of grant, incentive stock options to be exercised as non-qualified stock options, if such options could not be exercised as incentive stock option under the federal tax laws.

                                FOR            WITHHOLD           ABSTAIN
                           ------------------------------------------------

                            39,236,228         1,088,357          278,687

ITEM 5: Other Events - N/A

ITEM 6: Exhibits and Reports on Form 8-K

       (a) Exhibit  11 - Computation of Earnings Per Share.
                    27 - Financial Data Schedule (for SEC use only).

       (b) Form 8-K - A) Report on Form 8-K was filed March 16, 1998, disclosing BancGroup's Year 2000 costs. B) Report on Form 8-K was filed on April 15, 1998 disclosing the financial results for the three months ended March 31, 1998 to include United American Holding Corporation, First Central Bank and South Florida Banking Corp.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE COLONIAL BANCGROUP, INC.


Date: May 13, 1998                               By: /s/ W. Flake Oakley, IV
                                                     -----------------------
                                                     W. Flake Oakley, IV
                                                 Its Chief Financial Officer