Form 10-Q
period 1998-06-30
COLONIAL BANCGROUP INC
filed 1998-08-05
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998              COMMISSION FILE NUMBER 1-13508



      [LOGO]                 THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      63-0661573
 -------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                              One Commerce Street
                           Montgomery, Alabama 36104
                    ----------------------------------------
                    (Address of principle executive offices)

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

                                    YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                  Outstanding at July 31, 1998
 -----------------------------                     ----------------------------
 Common Stock, $2.50 Par Value                              49,146,355

                          THE COLONIAL BANCGROUP, INC.

                                     INDEX

                                                                                                        Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        Consolidated Statements of Condition - June 30, 1998, December 31, 1997 and June 30, 1997................1

        Consolidated Statements of Income - Six months ended June 30, 1998 and June 30, 1997 and three months ended June 30, 1998 and June 30, 1997.......................................................2

        Consolidated Statements of Comprehensive Income - Six months ended June 30, 1998 and June 30, 1997 and three months ended June 30, 1998 and June 30, 1997.................................3

        Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and June 30, 1997.................4

        Notes to Consolidated Financial Statements - June 30, 1998...............................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................7


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................................19

Item 6. Exhibits and Reports on Form 8-K........................................................................19

SIGNATURES......................................................................................................20

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

                 THE COLONIAL BANCGROUP, Inc. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Condition
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            JUNE 30,            DECEMBER 31,          JUNE 30,
                                                              1998                 1997*                1997*
                                                          -----------           ----------           ----------
ASSETS:
  Cash and due from banks                                  $  344,388           $  300,396           $  233,313
  Interest-bearing deposits in banks                           20,630               41,897               34,225
  Securities held for trading                                      --                   --                   --
  Securities available for sale                             1,117,946              594,545              615,069
  Investment securities                                       235,297              279,381              339,151
  Mortgage loans held for sale                                532,140              225,331              165,476
  Loans, net of unearned income                             6,027,489            5,670,009            5,174,845
  Less:
    Allowance for possible loan losses                        (72,782)             (68,595)             (66,091)
                                                           ----------           ----------           ----------
  Loans, net                                                5,954,707            5,601,414            5,108,754
  Premises and equipment, net                                 156,618              148,068              135,419
  Excess of cost over tangible and identified intangible
    assets acquired, net                                       78,688               69,200               41,097
  Mortgage servicing rights                                   174,693              141,865              125,375
  Other real estate owned                                      10,624               14,491               12,853
  Accrued interest and other assets                           146,802              146,179              107,000
                                                           ----------           ----------           ----------
    Total                                                  $8,772,533           $7,562,767           $6,917,732
                                                           ==========           ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits                                                 $6,193,818           $5,880,363           $5,460,471
  FHLB short-term borrowings                                  640,000              420,000              567,000
  Other short-term borrowings                                 453,482              299,419              152,911
  Subordinated debt                                            12,716                6,088                6,676
  Trust preferred securities                                   70,000               70,000               70,000
  FHLB long-term debt                                         448,422              234,830               60,516
  Other long-term debt                                        200,075                4,334                6,363
  Other liabilities                                           152,249               94,182               92,409
                                                           ----------           ----------           ----------
    Total liabilities                                       8,170,762            7,009,216            6,416,346
                                                           ----------           ----------           ----------
SHAREHOLDERS' EQUITY:
  Preference Stock, $2.50 par value; 1,000,000 shares
   authorized, none issued                                         --                   --                   --
  Common Stock,** $2.50 par value; 200,000,000 shares
   authorized, 49,116,133, 48,013,661 and 47,627,112
   shares issued and outstanding at June 30, 1998,
   December 31, 1997 and June 30, 1997 respectively           122,790              120,034              119,069
  Treasury stock (671,165 shares)                                  --                   --              (15,887)
  Additional paid in capital                                  238,749              220,853              217,726
  Retained earnings                                           238,996              212,428              181,402
  Unearned compensation                                        (3,282)              (1,751)              (1,956)
  Unrealized gains on securities available
     for sale, net of taxes                                     4,518                1,987                1,032
                                                           ----------           ----------           ----------
Total shareholders' equity                                    601,771              553,551              501,386
                                                           ----------           ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $8,772,533           $7,562,767           $6,917,732
                                                           ==========           ==========           ==========

*See Note A.
**See Note E.

    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                             SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                         -------------------------          --------------------------
                                                           1998             1997*             1998              1997*
                                                         --------         --------          --------          --------
INTEREST INCOME:
   Interest and fees on loans                            $272,302         $231,196          $138,857          $118,657
   Interest on investments                                 32,903           30,111            18,483            15,386
   Other interest income                                    1,457            2,096               647               737
                                                         --------         --------          --------          --------
Total interest income                                     306,662          263,403           157,987           134,780
                                                         --------         --------          --------          --------
INTEREST EXPENSE:
   Interest on deposits                                   116,065          105,751            58,406            54,120
   Interest on short-term borrowings                       22,038           19,390            12,171             9,388
   Interest on long-term debt                              15,338            4,647             9,185             2,691
                                                         --------         --------          --------          --------
Total interest expense                                    153,441          129,788            79,762            66,199
                                                         --------         --------          --------          --------
NET INTEREST INCOME                                       153,221          133,615            78,225            68,581
Provision for possible loan losses                          7,543            7,288             3,793             3,991
                                                         --------         --------          --------          --------
Net Interest Income After Provision for
   Possible Loan Losses                                   145,678          126,327            74,432            64,590
                                                         --------         --------          --------          --------

NONINTEREST INCOME:
   Mortgage servicing and origination fees                 19,109           16,331             9,729             8,402
   Service charges on deposit accounts                     16,669           13,891             8,565             6,976
   Other charges, fees and commissions                      4,346            3,740             2,261             1,796
   Securities gains (losses), net                             991              (35)              820               (17)
   Other income                                            16,305            8,597             9,785             5,155
                                                         --------         --------          --------          --------
Total noninterest income                                   57,420           42,524            31,160            22,312
                                                         --------         --------          --------          --------
NONINTEREST EXPENSE:
   Salaries and employee benefits                          50,692           44,739            25,774            22,584
   Occupancy expense of bank premises, net                 12,680           10,464             6,435             5,336
   Furniture and equipment expenses                        11,397            8,619             5,770             4,435
   Amortization of mortgage servicing rights               11,820            7,712             6,932             4,013
   Amortization of intangible assets                        2,415            1,311             1,245               675
   Acquisition and restructuring costs                      7,596            2,634             1,477             1,877
   Year 2000 expense                                        2,998               --               668                --
   Other expense                                           35,252           30,684            18,504            15,955
                                                         --------         --------          --------          --------
Total noninterest expense                                 134,850          106,163            66,805            54,875
                                                         --------         --------          --------          --------
Income before income taxes                                 68,248           62,688            38,787            32,027
Applicable income taxes                                    25,837           23,008            14,685            11,930
                                                         --------         --------          --------          --------
Net Income                                               $ 42,411         $ 39,680          $ 24,102          $ 20,097
                                                         ========         ========          ========          ========
Earnings per share**:
  Basic                                                  $   0.87         $   0.85          $   0.49          $   0.43
  Diluted                                                $   0.85         $   0.82          $   0.48          $   0.42

*See Note A.
**See Note E.


    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                       ------------------------          ------------------------
                                                                         1998             1997*            1998             1997*
                                                                       -------           -------         -------           -------
NET INCOME:
Other comprehensive income, net of taxes:                              $24,102           $20,097         $42,411           $39,680
 Unrealized gains on securities available for sale arising
  during the period, net of taxes                                        2,267             3,798           3,041               753
 Less: reclassification adjustment for net (gains) losses
  included in net income                                                  (390)               40            (511)               52
                                                                       -------           -------         -------           -------
   Comprehensive income                                                $25,979           $23,935         $44,941           $40,485
                                                                       =======           =======         =======           =======


   *See Note A.


























    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                   1998                  1997*
                                                                                ----------            ---------
   Net cash provided by (used in) operating activities                           ($219,876)            $ 18,350
                                                                                ----------            ---------
   Cash flows from investing activities:
     Proceeds from maturities of securities available for sale                     129,089               67,705
     Proceeds from sales of securities available for sale                          171,365               23,763
     Purchase of securities available for sale                                    (795,334)             (65,025)
     Proceeds from maturities of investment securities                             108,161               88,829
     Purchase of investment securities                                             (64,188)            (105,467)
     Net increase in loans                                                        (252,959)            (248,429)
     Cash received in bank acquisitions                                             17,062               15,023
     Capital expenditures                                                          (17,864)             (24,935)
     Proceeds from sale of other real estate owned                                   6,015                4,357
     Other, net                                                                      1,131                   (2)
                                                                                ----------            ---------
   Net cash used in investing activities                                          (697,522)            (244,181)
                                                                                ----------            ---------
   Cash flows from financing activities:
     Net increase in demand, savings, and time deposits                            168,728              238,234
     Net increase (decrease) in federal funds purchased,
        repurchase agreements and other short-term borrowings                      374,291             (102,640)
     Proceeds from issuance of long-term debt                                      409,696               70,000
     Repayment of long-term debt                                                      (591)             (17,226)
     Proceeds from issuance of common stock                                          3,840                7,398
     Acquisition of treasury stock                                                       0              (15,887)
     Dividends paid                                                                (15,842)             (13,523)
                                                                                ----------            ---------
   Net cash provided by financing activities                                       940,122              166,356
                                                                                ----------            ---------
   Net increase (decrease) in cash and cash equivalents                             22,724              (59,475)
   Cash and cash equivalents at beginning of year                                  342,293              327,013
                                                                                ----------            ---------
   Cash and cash equivalents at June 30                                           $365,017             $267,538
                                                                                ==========            =========
   Supplemental Disclosure of cash flow information:
    Cash paid during the year for:
     Interest                                                                     $151,540             $114,417
     Income taxes                                                                   21,289                2,866
   Non-cash investing activities:
     Transfer of loans to other real estate                                       $  4,706             $  6,395
     Origination of loans for the sale of other real estate                            438                   --
   Non-cash financing activities:
     Conversion of subordinated debentures                                        $  1,087             $  1,927
     Assets acquired in business combinations                                      152,988              225,799
     Liabilities assumed in business combinations                                  146,894              207,504

   *See Note A.





    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE A - ACCOUNTING POLICIES/RESTATEMENT

      The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1997 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1997 annual report on Form 10-K and BancGroup's 8-K filing dated February 2, 1998 disclosing the amended and restated financial statements for December 31, 1997 to give retroactive effect to the February 1998 pooling-of-interests method business combinations with United American Holding Corporation, First Central Bank and South Florida Banking Corp. The June 30, 1997 and December 31, 1997 financial statement amounts included herein have been restated to give retroactive effect to the pooling-of-interests business combination with Commercial Bank of Nevada.

      In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and 1997 and the results of operations and cash flows for the interim periods ended June 30, 1998 and 1997. All 1998 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

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

      On February 11, 1998, First Central Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank. At December 31, 1997, First Central Bank had approximately $63 million in assets and deposits and other liabilities of $53 million. First Central Bank operated a single branch located in St. Petersburg, Florida. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.

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

      On June 15, 1998, Commercial Bank of Nevada ("CBN") was merged into BancGroup's existing subsidiary bank, Colonial Bank. At March 31, 1998, CBN had approximately $131 million in assets and deposits and other liabilities of $121 million. CBN operated three offices in Las Vegas, Nevada. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.

      On June 18, 1998, BancGroup purchased certain assets totaling $8,167,609 and assumed certain liabilities, primarily deposits, totaling $8,870,601 of the Wade Green Branch of Premier Bank located in Atlanta, Georgia.

      Presented below is BancGroup's summary operating information for the six months ended June 30, 1997, showing the effect of business combinations described above.

                               As Previously     Effect of         Currently
                                 Reported        Poolings          Reported
                               ------------------------------------------------
   Net interest income           $114,229        $19,386          $133,615
   Non interest income             39,627          2,897            42,524
   Net income                      36,329          3,351            39,680


      On March 27, 1998, BancGroup entered into a definitive agreement with CNB Holding Company ("CNB"). CNB is a Florida corporation and is a holding company for Commercial National Bank located in Daytona Beach, Florida. CNB will merge with BancGroup and following such merger Commercial National Bank will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup expects to issue a maximum of 937,227 shares of its Common Stock (depending upon the market value at the time of such merger) to the stockholders of CNB. This transaction is subject to, among other things, approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1998, CNB had assets of $89.8 million, deposits of $81.1 million and stockholders' equity of $8.5 million.

      On May 5, 1998, BancGroup entered into a definitive agreement with FirstBank ("FirstBank"). FirstBank is located in Dallas, Texas. CBG Acquistion Corp., a subsidiary of BancGroup, will be merged into FirstBank, and FirstBank will become a banking subsidiary of BancGroup. BancGroup expects to issue approximately 1,200,000 shares of its Common Stock (depending upon the market price at the time of such merger) to the stockholders of FirstBank. This transaction is subject to, among other things, approval by the stockholders of FirstBank and by the appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1998, FirstBank had assets of $172.9 million, deposits of $149.5 million and stockholders' equity of $9.4 million.

      On May 15, 1998, BancGroup entered into a definitive agreement with First Macon Bank & Trust Company ("First Macon"). First Macon is located in Macon, Georgia. First Macon will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup expects to issue a maximum of 1,844,500 shares of its Common Stock (depending upon the market price at the time of such merger) to the stockholders of First Macon. This transaction is subject to, among other things, approval by the stockholders of First Macon and by the appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1998, First Macon had assets of $199.1 million, deposits of $175.5 million and stockholders' equity of $15.8 million.

      On May 21, 1998, BancGroup entered into a definitive agreement with Prime Bank of Central Florida ("Prime"). Prime is located in Titusville, Florida. Prime will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup expects to issue a maximum of 661,989 shares of its Common Stock (depending upon the market price at the time of such merger) to the stockholders of Prime. This transaction is subject to, among other things, approval by the stockholders of Prime and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1998, Prime had assets of $71.6 million, deposits of $64.4 million and stockholders' equity of $6.8 million.

      On June 16, 1998, BancGroup entered into a definitive agreement with InterWest Bancorp ("InterWest"). InterWest owns 85 percent of InterWest Bank as well as 100 percent of InterWest Mortgage, both of which are located in Reno, Nevada. InterWest Bank will merge with BancGroup's existing subsidiary bank, Colonial Bank. InterWest Mortgage will become a subsidiary of Colonial Mortgage Company. BancGroup expects to issue approximately 735,000 shares of its Common Stock (depending upon the market price at the time of such merger) to the stockholders of InterWest. This transaction is subject to, among other things, approval by the stockholders of InterWest and approval by appropriate regulatory authorities and is expected to be accounted for as a pooling of interests. At June 30, 1998, InterWest had assets of $130.4 million, deposits of $115.7 and stockholders' equity of $7.7 million.

   NOTE C - COMMITMENTS AND CONTINGENCIES

      BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 1998, will have a materially adverse effect on BancGroup's financial statements.

   NOTE D - Recent ACCOUNTING Pronouncements

      On January 1, 1998, BancGroup adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which had been delayed under SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The deferred provisions related to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The adoption of the provisions of SFAS No. 125 as amended by SFAS No. 127 resulted in no material impact on BancGroup's financial condition or results of operations.

      On January 1, 1998, BancGroup adopted SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as componenets of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard is effective for fiscal years beginning after December 15, 1997 and has been implemented herein. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 did not have a material impact on BancGroup's financial condition or results of operations.

      On January 1, 1998, BancGroup adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Under SFAS No. 131, BancGroup reports two segments, commercial and mortgage banking.

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

      On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative

   Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999.

   NOTE E - STOCK SPLIT

    On July 15, 1998, BancGroup's Board of Directors declared a two-for-one stock split which is to be effected in the form of a 100 percent stock dividend to be distributed August 14, 1998. The stated par value of each share will not change from $2.50. Accordingly, all prior period information will be restated to reflect the reclassification from additional paid in capital to common stock. Additionally, all share and per share amounts in earnings per share calculations will be retroactively restated to reflect the stock split. The following table reflects the impact of the stock split on earnings per share for the periods indicated:


                                    FOR THE SIX                        FOR THE THREE
                                    MONTHS ENDED                        MONTHS ENDED
                                      JUNE 30                             JUNE 30
                               1998              1997              1998              1997
                               ----------------------             -----------------------
    Basic                      $0.43            $0.42             $0.25             $0.21
    Diluted                    $0.43            $0.41             $0.24             $0.21

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    FINANCIAL CONDITION:

      Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the six months and twelve months ended June 30, 1998, respectively, as follows (in thousands):


                                                 December 31, 1997            June 30, 1997
                                                 to June 30, 1998           to June 30, 1998
                                             ----------------------     -----------------------
                                                     Increase                    Increase
                                             ----------------------     -----------------------
                                               Amount           %          Amount           %
                                             ----------------------     -----------------------
   ASSETS
    Colonial Bank                            $  869,377       12.1%     $1,433,573        21.7%
    CMC                                         338,352       86.7         418,740       135.0
    Other                                         2,037       15.0           2,488        18.9
                                             ----------      -----      ----------       -----
    Total assets                             $1,209,766       16.0      $1,854,801        26.8
    Securities                                  479,317       54.8         399,023        41.8
    Mortgage loans held for sale                306,809      136.2         366,664       221.6
    Loans, net of unearned income               357,480        6.3         852,644        16.5
    Mortgage Servicing Rights                    32,828       23.1          49,318        39.3
    Deposits                                    313,455        5.3         733,347        13.4
    Long term debt                              415,961      131.9         587,658       409.4

   ASSETS:

      BancGroup's assets as restated have increased 26.8% and 16.0% since June 30, 1997 and December 31, 1997, respectively. The Company's strategy is to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida. With the merger of CBN in Las Vegas, Nevada followed by the announcement of the pending mergers with FirstBank in Dallas, Texas and InterWest in Reno, Nevada, BancGroup has made its first step into growth markets outside the Southeast. For a number of years, Colonial Mortgage Company has operated on a national basis focusing on the highest growth markets. These completed and pending acquisitions represent BancGroup's strategy to parallel the mortgage company's focus and provide its banking services in some of these same high growth markets.

   SECURITIES:

      Investment securities and securities available for sale have increased $479 million (54.8%) and $399 million (41.8%) from December 31, 1997 and June 30, 1997, respectively. The increase included $24 million from business combinations and $10 million from the purchase of preferred stocks. In addition, BancGroup entered into reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston under which it purchased mortgage backed securities totaling approximately $349 million. These securities are collateral for $350 million in debt issued in connection with the purchase of these securities. The remainder of the increase is from normal funding operations of the Company.

   LOANS AND MORTGAGE LOANS HELD FOR SALE:

      Loans, net of unearned income, have increased $357 million (6.3%) and $853 million (16.5%) from December 31, 1997 and June 30, 1997, respectively. The increase from December 31, 1997 and June 30, 1997 included $111 million and $278 million attributable to purchase method business combinations, respectively.

    Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $1.7 billion and $659.7 million and sales thereof amounted to approximately $1.5 billion and $653.2 million during the six months ended June 30, 1998 and 1997, respectively. The increase in originations in 1998 was primarily due to a decrease in rates which resulted in an increase in loan refinancings.

    GROSS LOANS BY CATEGORY                      June 30,                 Dec. 31,               June 30,
    (In thousands)                                1998                      1997                   1997
                                               ----------                ----------             ----------
    Commercial, financial, and agricultural    $  832,697                $  703,113             $  680,815
    Real estate-commercial                      1,683,255                 1,540,868              1,308,982
    Real estate-construction                      731,710                   703,271                588,475
    Real estate-residential                     2,360,559                 2,338,170              2,230,039
    Installment and consumer                      319,602                   314,618                306,581
    Other                                         100,000                    70,661                 60,660
    Total loans                                $6,027,823                $5,670,701             $5,175,552


      Loans, excluding the impact of acquisitions, grew $220 million or 15.1% on an annualized basis, in the second quarter of 1998 versus $27 million or 1.97% annualized growth in the first quarter of 1998. The majority of the growth has been in loans collateralized by commercial real estate which has increased approximately $374 million since June 30, 1997 and $142 million since December 31, 1997. Residential real estate loans, excluding purchase method business combinations, decreased $74 million since December 31, 1997. This decline in residential real estate is primarily attributable to the refinancing of these predominately adjustable rate loans to fixed rates. The Company generally sells fixed rate loans in the secondary markets resulting in net reductions in outstanding balances. Due to current market rates for fixed mortgage loans, ARM loans are not in demand and run-off is expected to continue at a slower pace through the third quarter and then remain constant. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's markets in Florida.

      Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                  Percent of                    Percent of                     Percent of
                                  JUNE 30,         Loans to      Dec. 31,         Loans to      June 30,        Loans to
    (In thousands)                  1998         Total Loans       1997         Total Loans       1997         Total Loans
                                  --------       -----------     --------       -----------     --------       -----------
    Commercial, financial,
       and agricultural           $16,137         13.8%          $13,064         12.4%          $12,079         13.1%
    Real estate-commercial         27,359         27.9            24,186         27.2            24,040         25.3
    Real estate-construction       11,895         12.1            13,297         12.4            12,667         11.4
    Real estate-mortgage           11,803         39.2            11,691         41.2            11,150         43.1
    Installment and consumer        4,352          5.3             5,102          5.6             5,195          5.9
    Other                           1,236          1.7             1,254          1.2               960          1.2
                                  -------        -----           -------        -----           -------        -----
    TOTAL                         $72,782        100.0%          $68,594        100.0%          $66,091        100.0%
                                  =======        =====           =======        =====           =======        =====

    SUMMARY OF LOAN LOSS EXPERIENCE


                                                          SIX MONTHS               Year               Six Months
                                                             ENDED                 Ended                 Ended
    (In thousands)                                       JUNE 30, 1998         Dec. 31, 1997        June 30, 1997
                                                         -------------         -------------        --------------
    Allowance for possible loan losses - January 1          $68,595               $58,574              $58,574
    Charge-offs:
      Commercial, financial, and agricultural                 1,800                 5,461                2,118
      Real estate-commercial                                    900                 2,954                  183
      Real estate-construction                                  285                   433                   30
      Real estate-residential                                   798                 1,724                  534
      Installment and consumer                                2,961                 5,594                2,518
      Other                                                     399                   693                  470
                                                            -------               -------              -------
    Total charge-offs                                         7,143                16,859                5,853
                                                            -------               -------              -------
    Recoveries:
      Commercial, financial, and agricultural                   644                   993                  377
      Real estate-commercial                                    412                 1,019                   63
      Real estate-construction                                   15                    91                   67
      Real estate-residential                                   406                   244                   91
      Installment and consumer                                1,021                 1,794                  838
      Other                                                     193                   134                   71
                                                            -------               -------              -------
    Total recoveries                                          2,691                 4,275                1,507
                                                            -------               -------              -------
    Net charge-offs                                           4,452                12,584                4,346
    Addition to allowance charged to operating expense        7,543                15,733                7,288
    Allowance added from business combinations                1,096                 6,872                4,575
                                                            -------               -------              -------
    Allowance for possible loan losses-end of period        $72,782               $68,595              $66,091
                                                            =======               =======              =======

      Asset quality as measured by nonperforming assets remains strong at 0.73% of net loans and other real estate. Nonperforming assets have increased $1.5 million from December 31, 1997. The increase in nonperforming assets resulted from a $5.4 million increase in nonperforming loans which consists primarily of 3 large commercial real estate credits. The increase in nonperforming loans was offset by a $3.9 million decrease in other real estate and repossessions resulting primarily from the sale of a large commercial real estate property in North Alabama. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.21% of loans at June 30, 1998 and December 31, 1997 as compared to 1.28% at June 30, 1997.

   NONPERFORMING ASSETS ARE SUMMARIZED BELOW


    (In thousands)                                        JUNE 30, 1998          Dec. 31, 1997      June 30, 1997
                                                          -------------          -------------      -------------
    Nonaccrual loans                                         $31,921               $27,010             $28,181
    Restructured loans                                         1,395                   952               1,063
                                                             -------               -------             -------
      Total nonperforming loans*                              33,316                27,962              29,244
    Other real estate owned                                    9,973                13,695              12,471
    Repossessions                                                651                   796                 382
                                                             -------               -------             -------
      Total nonperforming assets*                            $43,940               $42,453             $42,097
                                                             =======               =======             =======
    Aggregate loans contractually past due 90 days
     for which interest is being accrued                       7,146               $ 7,028             $ 3,938
    Net charge-offs year-to-date                               4,452               $12,584             $ 4,346

    RATIOS
    Period end:
      Total nonperforming assets as a percent of net
       loans and other real estate                              0.73%                 0.75%               0.81%
      Allowance as a percent of net loans                       1.21%                 1.21%               1.28%
      Allowance as a percent of nonperforming assets*            166%                  162%                157%
      Allowance as a percent of nonperforming loans*             218%                  245%                226%
    For the period ended:
      Net charge-offs as a percent of average net loans-
        (annualized basis)                                      0.15%                 0.24%               0.17%


      *Total does not include loans contractually past due 90 days or more which are still accruing interest.

      Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors has identified approximately $180.6 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 1998, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

      The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $25.9 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

   LIQUIDITY:

      The maintenance of an adequate liquidity position and the constant monitoring of rate sensitivity are principle components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $2.3 billion with only $1.1 billion outstanding at June 30, 1998. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 97% at June 30, 1998 and 96% at December 31, 1997. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.30% to 5.85% maturing in 6 to 24 month periods. At June 30, 1998, $138 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At June 30, 1998, $124 million is outstanding under this program at an average rate of 5.5%. Funds are transferred daily to meet short-term funding fluctuations. As discussed previously, BancGroup has received funds under reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston. At June 30, 1998, there was $251 million in outstanding debt under this agreement which is collateralized by mortgage-backed securities.

   CAPITAL RESOURCES:

      Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at June 30, 1998 consists of $597 million of equity and $70 million in trust preferred securities less $79 million of intangibles providing a 7.41% leverage ratio at June 30, 1998. The ratio of shareholders' equity to total assets at June 30, 1998 was 6.86% as compared to 7.32% at December 31, 1997. This decline is primarily attributable to the increase in assets as a result of mortgage loans held for sale and investment activities previously discussed. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.17 per share prior to the 2-for-1 stock split as discussed in Note E.

      BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.

   YEAR 2000 COMPLIANCE:

      The Federal Reserve has established a Year 2000 Supervision Program and published guidelines for implementing procedures to bring computer software programs and processing systems into Year 2000 compliance. BancGroup has established a full time Year 2000 task force to address all Year 2000 compliance issues as well as enhancements to computer and communications systems resulting from upgrades initiated in response to Year 2000 issues. BancGroup is in the process of implementing plans in accordance with regulatory guidelines to bring all business critical computer systems into Year 2000 compliant status. These guidelines include requirements regarding project plans, testing plans and contingency plans. BancGroup is in conformity with the current requirements regarding completion and implementation of these plans. All business critical systems have been scheduled for implementation or upgrade and testing procedures established for completion by year end 1998.

      Year 2000 expenses of $3 million were incurred through the six months ended June 30, 1998. These expenses included a one-time pretax charge of approximately $2 million in the first quarter for the write off of the remaining book value of branch automation equipment that is to be replaced with year 2000 compliant software. The remaining $1 million is one time third party incremental costs related to the completion of assessment of the Company's systems and upgrading internal systems to Year 2000 compliance. BancGroup anticipates approximately $2 million of additional expense throughout the remainder of 1998. In addition to these expenses, BancGroup plans to purchase $9 million in replacement equipment and software over the remainder of the year which will be depreciated over a period of 3 to 5 years.

      The above reflects management's current assessment and estimates. Various factors could cause actual results to differ materially from those contemplated by such assessments, estimates and forward looking statements. Some of these factors may be beyond the control of BancGroup, including but not limited to, vendor representations, technological advancements, economic factors and competitive considerations. Management's evaluation of Year 2000 compliance and technological upgrades is an ongoing process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than currently anticipated.

   COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:

   SUMMARY:

      BancGroup is involved in two primary lines of business: commercial banking and mortgage banking, through its wholly owned subsidiaries Colonial Bank and Colonial Mortgage Company ("CMC"). The following schedule of BancGroup's results of operations reflects the related impact of each line of business to the earnings of the company.

   LINE OF BUSINESS RESULTS

   (In thousands)


                                                     Colonial             Colonial                          Consolidated
    QUARTER ENDED JUNE 30,1998                         Bank               Mortgage          Other(1)          BancGroup
                                                     --------             --------          --------        ------------
    Net interest income                               $76,566             $ 3,360           $(1,701)         $78,225
    Provision for possible loan losses                 (3,793)                 --                --           (3,793)
    Noninterest income                                 14,395              16,782               (17)          31,160
    Amortization and depreciation                       6,030               7,042               (48)          13,024
    Noninterest expense                                46,289               6,745               747           53,781
                                                      -------             -------           -------          -------
    Pretax income (loss)                               34,849               6,355            (2,417)          38,787
    Income taxes                                      (12,907)             (2,394)              616          (14,685)
                                                      -------             -------           -------          -------
    Net Income (loss)                                  21,942               3,961            (1,801)          24,102
    Acquisition and restructuring costs, net of taxes     989                  --                17            1,006
    Year 2000 expense, net of taxes                       156                 258                --              414
                                                      -------             -------           -------          -------
    Income excluding acquisition and restructuring
      costs and Year 2000 expense                     $23,087             $ 4,219           $(1,784)         $25,522
                                                      =======             =======           =======          =======



                                                      Colonial            Colonial                        Consolidated
    QUARTER ENDED JUNE 30,1997*                         Bank              Mortgage          Other(1)        BancGroup
                                                      --------            --------          --------      ------------
    Net interest income                               $68,165             $ 1,999           $(1,583)         $68,581
    Provision for possible loan losses                 (3,991)                 --                --           (3,991)
    Noninterest income                                 10,574              11,765               (27)          22,312
    Amortization and depreciation                       3,942               4,180                64            8,186
    Noninterest expense                                40,779               4,149             1,761           46,689
                                                      -------             -------           -------          -------
    Pretax income (loss)                               30,027               5,435            (3,435)          32,027
    Income taxes                                      (10,818)             (2,026)              914          (11,930)
                                                      -------             -------           -------          -------
    Net Income (loss)                                  19,209               3,409            (2,521)          20,097
    Acquisition and restructuring costs, net of taxes   1,246                  --               255            1,501
    Year 2000 expense, net of taxes                        --                  --                --               --
                                                      -------             -------           -------          -------
    Income excluding acquisition and restructuring
      costs and Year 2000 expense                     $20,455             $ 3,409           $(2,266)         $21,598
                                                      =======             =======           =======          =======

    (In thousands)


                                                     Colonial             Colonial                        Consolidated
    SIX MONTHS ENDED JUNE 30,1998                      Bank               Mortgage           Other(1)       BancGroup
                                                     --------             --------          ---------     ------------
    Net interest income                              $150,997             $ 5,569           $(3,345)        $153,221
    Provision for possible loan losses                 (7,543)                 --                --           (7,543)
    Noninterest income                                 27,723              29,727               (30)          57,420
    Amortization and depreciation                      11,849              12,153              (112)          23,890
    Noninterest expense                                97,189              12,408             1,363          110,960
                                                     --------              ------           -------         --------
    Pretax income (loss)                               62,139              10,735            (4,626)          68,248
    Income taxes                                      (23,020)             (4,044)            1,227          (25,837)
                                                     --------              ------           -------         --------
    Net Income (loss)                                  39,119               6,691            (3,399)          42,411
    Acquisition and restructuring costs, net of taxes   5,135                  --                31            5,166
    Year 2000 expense, net of taxes                     1,380                 481                --            1,861
                                                     --------             -------           -------         --------
    Income excluding acquisition and restructuring
      costs and Year 2000 expense                    $ 45,634             $ 7,172           $(3,368)         $49,438
                                                     ========             =======           =======         ========


                                                     Colonial             Colonial                        Consolidated
    SIX MONTHS ENDED JUNE 30,1997*                     Bank               Mortgage            Other         BancGroup
                                                     --------             --------          -------       ------------
    Net interest income                              $133,434             $ 2,775           $(2,594)        $133,615
    Provision for possible loan losses                 (7,288)                 --                --           (7,288)
    Noninterest income                                 21,422              21,131               (29)          42,524
    Amortization and depreciation                       7,587               8,045               134           15,766
    Noninterest expense                                79,458               8,149             2,790           90,397
                                                     --------             -------           -------         --------
    Pretax income (loss)                               60,523               7,712            (5,547)          62,688
    Income taxes                                      (21,638)             (2,875)            1,505          (23,008)
                                                     --------             -------           -------         --------
    Net Income (loss)                                  38,885               4,837            (4,042)          39,680
    Acquisition and restructuring costs, net of taxes   1,826                  --               281            2,107
    Year 2000 expense, net of taxes                        --                  --                --               --
                                                     --------             -------           -------         --------
    Income excluding acquisition and restructuring
      costs and Year 2000 expense                    $ 40,711             $ 4,837           $(3,761)        $ 41,787
                                                     ========             =======           =======         ========



                                                              Six Months Ended                    Three Months Ended
    SELECTED RATIOS:                                   June 30, 1998      June 30, 1997*     June 30, 1998   June 30, 1997*
                                                       ---------------------------------     ------------------------------
    Income excluding acquisition and restructuring
      costs and Year 2000 expenses to:
        Average assets                                      1.24%               1.25%            1.23%            1.27%
        Average shareholders' equity                       17.16%              17.15%           17.38%           17.47%
    Efficiency ratio (excluding acquisition and
    restructuring costs and Year 2000 expenses)            58.60%              58.31%           58.86%           57.91%


    * Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank and Commercial Bank of Nevada. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

   (1) Represents holding company financing costs and certain unallocable expenses.

    AVERAGE VOLUME AND RATES
    (Unaudited)
    (Dollars in thousands)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------
                                                                1998                                    1997*
                                             --------------------------------------      ------------------------------------
                                               AVERAGE                                     AVERAGE
                                                VOLUME        INTEREST        RATE          VOLUME      INTEREST        RATE
                                             ----------       --------       ------      ----------     --------        -----
    ASSETS
      Loans, net                             $5,826,532      $ 260,712        9.00%      $5,033,722    $ 226,620        9.06%
      Mortgage loans held for sale              327,638         12,047        7.35%         127,862        5,075        7.94%
      Investment securities and securities
         available for sale and other
         interest-earning assets              1,093,029         35,302        6.51%       1,032,698       33,119        6.47%
                                             ----------      ---------                   ----------    ---------
      Total interest-earning assets(l)        7,247,199      $ 308,061        8.54%       6,194,282    $ 264,814        8.60%
                                                             ---------                                 ---------
      Nonearning assets                         776,295                                     549,119
                                             ----------                                  ----------
        Total assets                         $8,023,494                                  $6,743,401
                                             ==========                                  ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY:
      Interest-bearing deposits              $4,923,586      $ 116,065        4.75%      $4,462,935    $ 105,751        4.78%
      Short-term borrowings                     791,878         22,038        5.56%         707,143       19,390        5.50%
      Long-term debt                            496,765         15,338        6.15%         126,554        4,647        7.38%
                                             ----------      ---------                   ----------    ---------
      Total interest-bearing liabilities      6,212,229      $ 153,441        4.97%       5,296,632    $ 129,788        4.94%
                                                             ---------                                 ---------
      Noninterest-bearing demand
        deposits                              1,106,484                                     870,231
      Other liabilities                         123,850                                      85,216
                                             ----------                                  ----------
      Total liabilities                       7,442,563                                   6,252,079
      Shareholders' equity                      580,931                                     491,322
                                             ----------                                  ----------
    Total liabilities and shareholders'
        equity                               $8,023,494                                  $6,743,401
                                             ==========                                  ==========
    Rate differential                                                         3.57%                                     3.66%
    Net yield on interest-earning assets                     $ 154,620        4.28%                    $ 135,026        4.37%
                                                             =========                                 =========


    * Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank and Commercial Bank of Nevada. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

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

    AVERAGE VOLUME AND RATES
    (Unaudited)
    (Dollars in thousands)


                                                                         THREE MONTHS ENDED JUNE 30,
                                                                        -----------------------------
                                                                1998                                     1997*
                                              --------------------------------------      ------------------------------------
                                                AVERAGE                                     AVERAGE
                                                VOLUME         INTEREST        RATE         VOLUME       INTEREST        RATE
                                              ----------       --------       ------      ----------     --------       ------
    ASSETS
      Loans, net                              $5,893,667       $131,614        8.96%      $5,105,083     $115,899        9.11%
      Mortgage loans held for sale               399,485          7,373        7.40%         140,702        2,910        8.30%
      Investment securities and securities
       available for sale and other
       interest-earning assets                 1,199,710         19,477        6.51%       1,023,069       16,589        6.50%
                                              ----------       --------                   ----------     --------
      Total interest-earning assets(l)         7,492,862       $158,464        8.48%       6,268,854     $135,398        8.66%
                                                               --------                                  --------
      Nonearning assets                          813,923                                     569,016
                                              ----------                                  ----------
        Total assets                          $8,306,785                                  $6,837,870
                                              ==========                                  ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY:
      Interest-bearing deposits               $4,942,610       $ 58,406        4.74%      $4,524,948     $ 54,120        4.80%
      Short-term borrowings                      878,357         12,171        5.51%         676,805        9,388        5.50%
      Long-term debt                             600,648          9,185        6.08%         145,632        2,691        7.39%
                                              ----------       --------                   ----------     --------
      Total interest-bearing liabilities       6,421,615       $ 79,762        4.97%       5,347,385     $ 66,199        4.96%
                                                               --------                                  --------
      Noninterest-bearing demand
        deposits                               1,160,073                                     910,060
      Other liabilities                          136,012                                      84,645
                                              ----------                                  ----------
      Total liabilities                        7,717,700                                   6,342,090
      Shareholders' equity                       589,085                                     495,780
                                              ----------                                  ----------
    Total liabilities and shareholders'
        equity                                $8,306,785                                  $6,837,870
                                              ==========                                  ==========
    Rate differential                                                          3.51%                                     3.70%
    Net yield on interest-earning assets                       $ 78,702        4.22%                     $ 69,199        4.44%
                                                               ========                                  ========


    * Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank and Commercial Bank of Nevada. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

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

    ANALYSIS OF INTEREST INCREASES (DECREASES)
    (Unaudited)
    (Dollars in thousands)


                                                      SIX MONTHS ENDED JUNE 30, 1998 CHANGE FROM 1997*
                                                    --------------------------------------------------
                                                                           ATTRIBUTED TO (1)
                                                                           -----------------
                                                       TOTAL            VOLUME          YIELD/RATE
                                                      ------           --------         ----------
  INTEREST INCOME:
    Total Loans, Net                                  $34,092           $35,214          ($1,122)
    Mortgage loans held for sale                        6,972             7,776             (804)
    Investment securities and securities available
      for sale and other interest-earning assets        2,183             1,913              270
                                                      -------           -------          -------
  Total interest income(2)                             43,247            44,903           (1,656)
                                                      -------           -------          -------
  INTEREST EXPENSE:
    Interest bearing deposits                          10,314             9,146            1,168
    Short-term borrowings                               2,648             1,936              712
    Long-term debt                                     10,691            11,353             (662)
                                                      -------           -------          -------
    Total interest expense                             23,653            22,435            1,218
                                                      -------           -------          -------
  NET INTEREST INCOME                                 $19,594           $22,468          ($2,874)
                                                      =======           =======          =======



                                                     THREE MONTHS ENDED JUNE 30, 1998 CHANGE FROM 1997*
                                                    ----------------------------------------------------
                                                                             ATTRIBUTED TO (1)
                                                                            -------------------
                                                         TOTAL            VOLUME         YIELD/RATE
                                                       -------           -------         ----------
  INTEREST INCOME:
    Total Loans, Net                                   $15,715           $18,121          ($2,406)
    Mortgage loans held for sale                         4,463             5,417             (954)
    Investment securities and securities available
      for sale and other interest-earning assets         2,888             2,899              (11)
                                                       -------           -------          -------
  Total interest income(2)                              23,066            26,437           (3,371)
                                                       -------           -------          -------
  INTEREST EXPENSE:
    Interest bearing deposits                            4,286             4,111              175
    Short-term borrowings                                2,783             2,275              508
    Long-term debt                                       6,494             6,899             (405)
                                                       -------           -------          -------
    Total interest expense                              13,563            13,285              278
                                                       -------           -------          -------
  Net interest income                                  $ 9,503           $13,152          ($3,649)
                                                       =======           =======          =======



    * Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank and Commercial Bank of Nevada. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

   (1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute value of the total change of rate and volume.

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

   NET INTEREST INCOME:


     Net interest income on a tax equivalent basis increased $9.5 million to $78.7 million for the quarter ended June 30, 1998 from $69.2 million for the quarter ended June 30, 1997. The net yield on interest earning assets decreased from 4.44% to 4.22% for the three months ended June 30, 1997 and 1998, respectively. For the first six months of 1998, net interest income on a tax equivalent basis increased $19.6 million to $154.6 million as compared to $135.0 million for the same period in 1997. The net yield on interest earning assets decreased from 4.37% to 4.28% for the six months ended June 30, 1997 compared to the same period in 1998, while the rate differential decreased from 3.66% to 3.57% for the six months ended June 30, 1997 compared to 1998. As previously discussed, BancGroup has acquired mortgage banker securities under reverse repurchase agreements in order to more effectively utilize its established capital base. These leverage transactions resulted in additional income of approximately $500,000 while decreasing net interest margins by approximately 11 basis points to 4.22% and 6 basis points to 4.28% for the three and six months ended June 30, 1998, respectively. Colonial Bank has improved its cost of funds through its acquisitions in Florida and maintenance of realistic pricing standards. BancGroup's net interest margin prior to Florida acquisitions, which began in July 1996, was 4.04% compared to its peers* 4.52%. By the second quarter of 1998, net interest margin has improved to 4.28% compared to its peers first quarter 1998, 4.34%.

      As reflected on the previous tables, the increase in net interest income for the three and six months was primarily attributable to loan growth which was partially offset by lower loan rates. During the first quarter of 1997 the prime rate increased to 8.50% where it has remained through the second quarter of 1998.

   LOAN LOSS PROVISION:

      The provision for loan losses for the first six months of 1998 was $7,543,000 compared to $7,288,000 for the same period in 1997. Asset quality remains good. The current allowance for loan losses provides a 218% coverage of nonperforming loans compared to 245% at December 31, 1997 and 226% at June 30, 1997. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

   NONINTEREST INCOME:

      Noninterest income increased $14.9 million for the six months ended June 30, 1998 compared to the same period in 1997. This increase is primarily due to mortgage servicing and origination fees of $2.8 million, fees on deposit accounts of $2.8 million, gains on sales of loans of $5.2 million, gains on securities of $1.0 million and $.8 million in income related to bank owned life insurance.

      The increase in noninterest income for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 of $8.9 million is primarily due to increases in mortgage servicing fees of $1.3 million, fees on deposit accounts of $1.6 million, gains on sales of loans of $3.3 million, gains on securities of $.9 million and $.6 million in income related to bank owned life insurance.

      Mortgage servicing fees increased due to an increase in the servicing portfolio of $2.4 billion to $14.7 billion at June 30, 1998 from $12.3 billion at June 30, 1997. Gain on sales increased due to additional loan volume resulting from increased refinancing activity.

      Colonial Mortgage provides additional sources of non-interest income to BancGroup through fees from its servicing portfolio as well as loan originations from its 4 divisional offices. Colonial Mortgage purchases, originates and services conventional, government, and jumbo mortgage products in 44 states and the District of Columbia. Colonial Mortgage had non-interest income of $29.7 million for the six months ended June 30, 1998, compared to $21.1 million for the six months ended June 30, 1997.

      BancGroup is continuing to expand its services through increased efforts in private banking and additional products including asset management services, trust services and investment sales products and services. In addition, BancGroup has established an international banking unit through its Florida market to provide and service the needs of customers involved in international activities. Commissions on sales of securities and annuities were $1.0 million for the six months ended June 30, 1998 compared to $402,000 for the same period last year.

   NONINTEREST EXPENSES:

      BancGroup's net overhead expense (total noninterest expense, excluding acquisition and restructuring costs and Year 2000 expenses, less noninterest income, excluding security gains) was $67.8 million and $61.0 million for the six months ended June 30, 1998 and 1997, respectively. Noninterest expenses, excluding acquisition and restructuring costs and Year 2000 expenses, increased $20.7 million for the six months ended June 30, 1998, compared to the same period in 1997. The majority of this increase is due to the addition of acquisitions accounted for as purchases, normal salary increases and an increase in amortization of mortgage servicing rights.

      Noninterest expenses increased $11.9 million for the three months ended June 30, 1998 compared to the same period in 1997. This increase primarily relates to a $2.9 million increase in the amortization of mortgage servicing rights, $570,000 in additional amortization of intangibles and a $6.7 million increase in salaries and benefits. Lower long-term interest rates have caused higher prepayments of mortgages serviced for others, resulting in additional amortization of the mortgage servicing rights asset. This additional amortization in excess of scheduled amortization amounted to $1.5 million in the second quarter. The increase in the amortization of intangibles is attributable to goodwill recognized as a result of purchase method business combinations. Salary and benefit increases related to increased staffing levels as a result of activities related to business combinations and normal wage increases.

   ----------

   *  Southeast Regional as provided by Keefe, Bruyette and Woods, Inc.

      BancGroup's efficiency ratio, excluding acquisition and restructuring costs and Year 2000 expense, was 58.60% and 58.31% for the six months ended June 30, 1998 and June 30, 1997, respectively. The Company should continue to improve efficiencies with the conversion of the newly acquired banks. Conversions will allow the consolidation of back-shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments. These consolidation efforts should result in continued improvement of the efficiency ratio through the reduction of expenses. Refer to further discussion of conversion efforts under the Acquisition and Restructuring Costs section which follows.

   ACQUISITION AND RESTRUCTURING COSTS:

      One time acquisition and restructuring costs of $7.6 million were incurred for the six months ended June 30, 1998, with $6.1 million and $1.5 million recorded in the first and second quarter, respectively. These costs represent one-time costs in connection with the acquisition of various banking institutions and the integration of those institutions into BancGroup's systems as well as the restructuring of BancGroup's regional banks in Florida. The primary components of these one-time costs are as follows:


      (In thousands)
      Accounting and legal services              $  675
      Asset write-offs                            2,373
      Contract buy-outs                           1,002
      Severance costs                             2,299
      Stock option related costs                     69
      Other miscellaneous                         1,179
                                                 ------
      Total                                      $7,597
                                                 ======


   These are one-time costs with respect to each individual transaction, but represent ongoing expenses so long as BancGroup continues its acquisition program. BancGroup anticipates incurring approximately $1.5 million and $3.3 million in one-time costs associated with acquisitions scheduled to close in the third and fourth quarters of 1998, respectively. These one-time costs should be more than offset by revenue growth from the acquired banks and cost savings from consolidation expected to be realized in 1999 and 2000.

   As noted in previous discussions, BancGroup's Year 2000 testing will be the primary focus of technology efforts for the remainder of 1998. As a result, BancGroup is planning to convert two acquired banks during the second half of 1998 and to convert four acquired banks and two currently pending acquisitions to BancGroup's computer systems during the first four months of 1999. BancGroup expects to incur additional third party costs of approximately $1.5 million in order to accomplish six conversions in the
   first four months of 1999.   BancGroup expects to realize cost savings of
   approximately $3.1 million during 1999 from the eight scheduled conversions.

   Three of BanGroup's pending acquisitions have computer systems that are on track to become Year 2000 complaint in accordance with regulatory guidance promulgated by the FFEIC and thus the Federal Reserve. Colonial may continue to operate these entities on their current computer systems as the incremental cost of leaving them on their computer systems is not substantial. Although these entities may not be converted until the Year 2000, Colonial expects to achieve cost savings of approximately $1 million during 1999 from these banks. Colonial anticipates realizing additional cost savings of approximately $1.5 million from conversions of these banks during the year 2000.

   The conversion timetable is dependent upon numerous factors, including but not limited to, additional bank acquisitions as well as changes in the Year 2000 compliance regulations promulgated by the Federal Reserve.

   YEAR 2000 EXPENSES:

      Year 2000 expenses of $3.0 million were incurred during the six months ended June 30, 1998. For additional information refer to the Year 2000 Compliance section presented in the Financial Condition section of this report.

   PROVISION FOR INCOME TAXES:

      BancGroup's provision for income taxes is based on an approximately 37.9% and 36.7%, respectively, estimated annual effective tax rate for the years 1998 and 1997, respectively. The provision for income taxes for the six months ended June 30, 1998 and 1997 was $25,837, and $23,008, respectively.

                                    PART II

                               OTHER INFORMATION

    ITEM 1: Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT PART 1 ITEM 1

    ITEM 2:    Changes in Securities - N/A

    ITEM 3:    Defaults Upon Senior Securities - N/A

    ITEM 4:    Submission of Matters to a Vote of Security Holders

    ITEM 5:    Other Events - N/A

    ITEM 6: Form 8-K - A) Report on Form 8-K was filed on June 2, 1998 disclosing the amended and restated financial statements for December 31, 1997. B) Report on Form 8-K filed on July 17, 1998 disclosing the declaration of a two for one stock split effected in the form of a 100% stock dividend.

               Exhibit 11 - Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE COLONIAL BANCGROUP, INC.

   Date: August 3, 1998                By: /S/W. Flake Oakley, IV
                                          ------------------------------
                                               W. Flake Oakley, IV
                                           Its Chief Financial Officer