Form 10-Q
period 1998-09-30
COLONIAL BANCGROUP INC
filed 1998-11-16
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1998       COMMISSION FILE NUMBER 1-13508

                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              63-0661573
----------------------------------------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
  incorporation or organization)

                              One Commerce Street
                           Montgomery, Alabama 36104
-------------------------------------------------------------------------------
                    (Address of principle executive offices)

                                 (334) 240-5000
-------------------------------------------------------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                  YES l3  NO l

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                         Outstanding at October 30, 1998
-------------------------------------------------------------------------------
   Common Stock, $2.50 Par Value                    109,663,531

   THE COLONIAL BANCGROUP, INC.

                                     INDEX

                                                                                                             Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Condition - September 30, 1998, December 31, 1997 and September 30, 1997            1

        Consolidated Statements of Income - Nine months ended September 30, 1998 and September 30, 1997 and
        three months ended September 30, 1998 and September 30, 1997                                                   2

        Consolidated Statements of Comprehensive Income - Nine months ended
         September 30, 1998 and September 30, 1997 and three months ended
         September 30, 1998 and September 30, 1997 3

        Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and September 30, 1997            4

        Notes to Consolidated Financial Statements - September 30, 1998                                                5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                             20

Item 6. Exhibits and Reports on Form 8-K                                                                              20

SIGNATURES                                                                                                            21


CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                                                          September 30,        December 31,         September 30,
                                                              1998                 1997*                1997*

Assets:

  Cash and due from banks                                  $  362,607           $  313,207           $  267,753
  Interest-bearing deposits in banks                           25,444               84,540               78,670
  Securities held for trading                                      --                   --                   --
  Securities available for sale                             1,228,718              620,768              658,052
  Investment securities                                       182,577              295,649              341,630
  Mortgage loans held for sale                                436,770              225,331              182,878
  Loans, net of unearned income                             6,441,776            5,716,769            5,530,062
  Less:

     Allowance for possible loan losses                       (74,096)             (69,189)             (69,340)
                                                           ----------           ----------           ----------
  Loans, net                                                6,367,680            5,647,580            5,460,722
  Premises and equipment, net                                 168,809              148,110              144,331
  Excess of cost over tangible and identified intangible
     assets acquired, net                                      78,039               69,200               70,938
  Mortgage servicing rights                                   191,912              141,865              134,169
  Other real estate owned                                       9,121               14,491               15,176
  Accrued interest and other assets                           143,216              147,020              111,563
                                                           ----------           ----------           ----------
Total                                                      $9,194,893           $7,707,761           $7,465,882
                                                           ==========           ==========           ==========

Liabilities and Shareholders' Equity:

  Deposits                                                 $6,482,466           $6,005,967           $5,888,347
  FHLB short-term borrowings                                  475,000              420,000              560,000
  Other short-term borrowings                                 652,844              308,885              214,185
  Subordinated debt                                            12,633                6,088                6,208
  Trust preferred securities                                   70,000               70,000               70,000
  FHLB long-term debt                                         499,158              236,175               61,325
  Other long-term debt                                        219,824                4,334               16,157
  Other liabilities                                           143,075               94,493              104,606
                                                           ----------           ----------           ----------
Total liabilities                                           8,555,000            7,145,942            6,920,828
                                                           ----------           ----------           ----------


Shareholders' equity:

  Common Stock, $2.50 par value; 200,000,000 shares
    authorized, 103,195,227, 98,809,236** and 98,476,964**
    shares issued and outstanding at September 30, 1998,
    December 31, 1997 and September 30, 1997 respectively     257,988              247,023              246,192
  Additional paid in capital                                  113,890              100,365              100,330
  Retained earnings                                           261,365              214,068              198,427
  Unearned compensation                                        (2,774)              (1,751)              (1,865)
  Unrealized gains on securities available
    for sale, net of taxes                                      9,424                2,114                1,970
Total shareholders' equity                                    639,893              561,819              545,054
                                                           ----------           ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $9,194,893           $7,707,761           $7,465,882
                                                           ==========           ==========           ==========



*See Note A.
**See Note E.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                  Nine Months Ended                     Three Months Ended
                                                    September 30,                          September 30,
                                                1998              1997*               1998              1997*

INTEREST INCOME:
  Interest and fees on loans                 $426,846          $358,866            $149,094          $125,702
  Interest on investments                      57,278            47,136              22,568            15,973
  Other interest income                         3,858             3,920               1,002             1,328
                                             --------          --------            --------          --------
Total interest income                         487,982           409,922             172,664           143,003
                                             --------          --------            --------          --------

INTEREST EXPENSE:
  Interest on deposits                        180,816           163,528              61,794            56,764
  Interest on short-term borrowings            37,655            30,288              15,252            10,703
  Interest on long-term debt                   26,925             7,326              11,587             2,679
                                             --------          --------            --------          --------
Total interest expense                        245,396           201,142              88,633            70,146
                                             --------          --------            --------          --------


NET INTEREST INCOME                           242,586           208,780              84,031            72,857
Provision for possible loan losses             11,516            10,304               3,927             2,982
                                             --------          --------            --------          --------

Net Interest Income After Provision for
  Possible Loan Losses                        231,070           198,476              80,104            69,875
                                             --------          --------            --------          --------

NONINTEREST INCOME:
  Mortgage servicing and origination fees      30,974            25,886              10,923             9,147
  Service charges on deposit accounts          26,022            21,566               9,028             7,600
  Other charges, fees and commissions           5,363             5,134               1,937             1,789
  Securities gains (losses), net                1,073                44                  70                80
  Other income                                 24,612            12,879               8,280             4,269
                                             --------          --------            --------          --------
Total noninterest income                       88,044            65,509              30,238            22,885
                                             --------          --------            --------          --------

NONINTEREST EXPENSE:
  Salaries and employee benefits               80,161            69,567              27,965            24,136
  Occupancy expense of bank premises, net      19,665            16,284               6,865             5,760
  Furniture and equipment expenses             17,544            13,665               6,015             5,015
  Amortization of mortgage servicing rights    22,368            12,162              10,547             4,450
  Amortization of intangible assets             3,646             2,177               1,232               865
  Acquisition and restructuring costs          10,548             3,282               2,883               647
  Year 2000 expense                             3,410               233                 412               223
  Other expense                                54,720            46,312              18,622            15,325
                                             --------          --------            --------          --------
Total noninterest expense                     212,062           163,682              74,541            56,421
                                             --------          --------            --------          --------

Income before income taxes                    107,052           100,303              35,801            36,339
Applicable income taxes                        39,289            36,468              13,351            13,233
                                             --------          --------            --------          --------
Net Income                                   $ 67,763          $ 63,835            $ 22,450          $ 23,106
                                             ========          ========            ========          ========

Earnings per share**:

  Basic                                      $   0.66          $   0.66            $   0.22          $   0.24
  Diluted                                    $   0.65          $   0.64            $   0.21          $   0.23


*See Note A.
**See Note E.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                           Nine Months Ended                   Three Months Ended
                                                             September 30,                        September 30,
                                                          1998           1997*                1998           1997*
NET INCOME:                                             $67,763        $63,835              $22,450        $23,106

Other comprehensive income, net of taxes:
  Unrealized gains on securities available for sale
   arising during the period, net of taxes                8,913          1,543                5,840            907
  Less: reclassification adjustment for net (gains)
   losses included in net income                         (1,603)           (28)              (1,085)           (50)
                                                        -------        -------              -------        -------
Comprehensive income                                    $75,073        $65,350              $27,205        $23,963
                                                        =======        =======              =======        =======






*See Note A.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    1998                1997*

Net cash (used in) provided by operating activities                           $  (113,916)           $  56,030

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                       183,610              108,928
  Proceeds from sales of securities available for sale                            334,892               36,663
  Purchase of securities available for sale                                    (1,057,810)            (116,084)
  Proceeds from maturities of investment securities                               161,184              154,525
  Purchase of investment securities                                               (64,691)            (156,145)
  Net increase in loans                                                          (567,292)            (425,405)
  Cash received in bank acquisitions                                               20,566               28,241
  Capital expenditures                                                            (32,392)             (32,481)
  Proceeds from sale of other real estate owned                                     9,393                3,108
  Other, net                                                                        1,294                3,001
                                                                               ----------            ---------
Net cash used in investing activities                                          (1,011,246)            (395,649)
                                                                               ----------            ---------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                              256,893              343,438
  Net increase (decrease) in federal funds purchased,
      repurchase agreements and other short-term borrowings                       398,959              (57,564)
  Proceeds from issuance of long-term debt                                        480,453               81,675
  Repayment of long-term debt                                                      (1,981)             (19,168)
  Proceeds from issuance of common stock                                            7,582                9,094
  Acquisition of treasury stock                                                         0              (16,011)
  Dividends paid                                                                  (26,440)             (20,687)
                                                                               ----------            ---------
Net cash provided by financing activities                                       1,115,466              320,777
                                                                               ----------            ---------
Net decrease in cash and cash equivalents                                          (9,696)             (18,842)
Cash and cash equivalents at beginning of year                                    397,747              365,265
                                                                               ----------            ---------
Cash and cash equivalents at September 30                                     $   388,051            $ 346,423
                                                                               ==========            =========


Supplemental Disclosure of cash flow information:
Cash paid during the year for:
    Interest                                                                  $   245,073            $ 181,889
    Income taxes                                                                   32,441               35,615
Non-cash investing activities:
  Transfer of loans to other real estate                                      $     5,283            $   7,466
  Origination of loans for the sale of other real estate                              438                   --
Non-cash financing activities:
  Conversion of subordinated debentures                                       $     1,169            $   2,395
  Assets acquired in business combinations                                        139,556              521,265
  Liabilities assumed in business combinations                                    147,492              464,945


*See Note A.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES/RESTATEMENT

   The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1997 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1997 annual report on Form 10-K and BancGroup's 8-K filing dated February 2, 1998 disclosing the amended and restated financial statements for December 31, 1997 to give retroactive effect to the February 1998 pooling-of-interests method business combinations with United American Holding Corporation, First Central Bank and South Florida Banking Corp. The September 30, 1997 and December 31, 1997 financial statement amounts included herein have been restated to give retroactive effect to the pooling-of-interests business combinations with Commercial Bank of Nevada and FirstBank.

   In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and 1997 and the results of operations and cash flows for the interim periods ended September 30, 1998 and 1997. All 1998 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.


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

   On August 12, 1998, CNB Holding Company ("CNB") was merged into BancGroup. CNB's subsidiary, Commercial National Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank. At June 30, 1998, CNB had approximately $90 million in assets and deposits and other liabilities of $81 million. CNB operated four offices in Volusia County, Florida. This business combination was accounted for as a pooling of interests, however, due to immateriality, the prior year financial statements have not been restated.

   On August 31, 1998, BancGroup's subsidiary, CBG Acquisition Corp. merged into FirstBank. On September 17, 1998, FirstBank was then merged into BancGroup's existing subsidiary, Colonial Bank. At June 30, 1998, FirstBank had approximately $158 million in assets and deposits and other liabilities of $149 million. FirstBank operated one office in Dallas, Texas. This business combination was accounted for as a pooling of interests and the financial statements have been restated accordingly.

Presented below is BancGroup's summary operating information for the nine months ended September 30, 1997, showing the effect of business combinations described above.

                          As Previously      Effect of         Currently
                            Reported         Poolings          Reported
------------------------------------------------------------------------
Net interest income         $180,333          $28,447          $208,780
Non interest income           61,623            3,886            65,509
Net income                    56,054            7,781            63,835

   On October 1, 1998, First Macon Bank & Trust Company ("First Macon") was merged into BancGroup's existing subsidiary bank, Colonial Bank. At September 30, 1998, First Macon had approximately $200 million in assets and deposits and other liabilities of $184 million. First Macon operated 5 offices in Macon, Georgia. This business combination was accounted for as a pooling of interests and the financial statements will be restated accordingly.

   On October 6, 1998, Prime Bank of Central Florida ("Prime") was merged into BancGroup's existing subsidiary bank, Colonial Bank. At September 30, 1998, Prime had approximately $74 million in assets and deposits and other liabilities of $68 million. Prime operated five offices in Brevard County, Florida. This business combination was accounted for as a pooling of interests and the financial statements will be restated accordingly.

   On October 14, 1998, InterWest Bancorp ("InterWest") was merged into BancGroup. InterWest's subsidiaries, InterWest Bank was merged into BancGroup's existing subsidiary bank, Colonial Bank and Interwest Mortgage became a subsidiary of Colonial Mortgage Company. At September 30, 1998, InterWest had approximately $122 million in assets and deposits and other liabilities of $115 million. InterWest Bank operated four offices in Washoe and Churchill Counties, Nevada. InterWest Mortgage operated full service loan origination offices in Portland, Oregon, Idaho Falls, Idaho and in Las Vegas, Carson City and Reno, Nevada. This business combination was accounted for as a pooling of interest and the financial statements will be restated accordingly.

   On August 6, 1998, BancGroup entered into a definitive agreement with TB&T, Inc. ("TB&T"). TB&T is a Texas corporation and is a holding company for Texas Bank and Trust located in Dallas, Texas. TB&T is expected to merge with BancGroup and following such merger Texas Bank and Trust will merge with BancGroup's existing subsidiary bank, Colonial Bank. BancGroup expects to issue approximately 1,275,000 shares of its Common Stock to the stockholders of TB&T. This transaction is subject to, among other things, approval by the stockholders of TB&T and approval by appropriate regulatory authorities and is expected to be accounted for a purchase. At June 30, 1998, TB&T had assets of $104 million, deposits of $94 million and stockholders' equity of $9 million.


NOTE C - COMMITMENTS AND CONTINGENCIES

   BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1998, will have a materially adverse effect on BancGroup's financial statements.


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

   On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999 and Management is currently evaluating the impact that SFAS No. 133 will have on BancGroup's financial statements.

   On October 12, 1998, the Financial Accounting Standards Board issued SFAS
No. 134," Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprises." This statement is effective for the first fiscal quarter beginning after December 15, 1998 and Management does not expect SFAS No. 134 to have a material impact on BancGroup's financial condition or results of operations.

NOTE E - STOCK SPLIT

   All prior period information has been restated to reflect a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on August 14, 1998.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


FINANCIAL CONDITION:

   Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the nine months and twelve months ended September 30, 1998, respectively, as follows (in thousands):

                                               December 31, 1997                       September 30, 1997
                                              to September 30, 1998                   to September  30, 1998

                                                     Increase                                 Increase
                                              Amount            %                      Amount           %

ASSETS
  Colonial Bank                            $1,225,493          16.8%                $1,413,313         19.9%
   CMC                                        260,037          66.6                    315,503         94.2
   Other                                        1,602          11.8                        195          1.3
------------------------------------------------------------------------------------------------------------
Total assets                               $1,487,132          19.3                 $1,729,011         23.2
Securities                                    494,878          54.0                    411,613         41.2
Mortgage loans held for sale                  211,439          93.8                    253,892        138.8
Loans, net of unearned income                 725,007          12.7                    911,714         16.5
Mortgage Servicing Rights                      50,047          35.3                     57,743         43.0
Deposits                                      476,499           7.9                    594,119         10.1
Long term debt                                485,018         153.2                    647,925        421.6


Assets:

   BancGroup's assets as restated have increased 23.2% and 19.3% since September 30, 1997 and December 31, 1997, respectively. The Company's strategy has been to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida. With the merger of CBN in Las Vegas, Nevada, FirstBank in Dallas, Texas and the October merger of InterWest in Reno, Nevada, BancGroup has made its first steps into growth markets outside the Southeast. For a number of years, Colonial Mortgage Company has operated on a national basis focusing on the highest growth markets. These completed and pending acquisitions represent BancGroup's strategy to parallel the mortgage company's focus and provide its banking services in some of these same high growth markets.


Securities:

   Investment securities and securities available for sale have increased $495 million (54.0%) and $412 million (41.2%) from December 31, 1997 and September 30, 1997, respectively. The increase included $41 million from business combinations and $10 million from the purchase of preferred stocks. In addition, BancGroup entered into reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston under which it purchased mortgage backed securities totaling approximately $449 million. These securities are collateral for $318 million in outstanding debt issued in connection with the purchase of these securities. The remainder of the increase is from normal funding operations of the Company.


Loans and Mortgage Loans Held for Sale:

   Loans, net of unearned income, have increased $725 million (12.7%) and $912 million (16.5%) from December 31, 1997 and September 30, 1997, respectively. The increase from December 31, 1997 and September 30, 1997 included $111 million and $278 million attributable to purchase method business combinations, respectively.

   Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $2.7 billion and $1.1 billion and sales thereof amounted to approximately $2.6 billion and $ 1.1 million during the nine months ended September 30, 1998 and 1997, respectively. The increase in originations in 1998 was primarily due to a decrease in interest rates which resulted in an increase in loan refinancings.

GROSS LOANS BY CATEGORY                              SEPT. 30,                 Dec. 31,              SEPT. 30,
(In thousands)                                         1998                      1997                  1997

Commercial, financial, and agricultural             $  902,764                $  710,706            $  691,607
Real estate-commercial                               1,824,963                 1,545,918             1,425,091
Real estate-construction                               874,603                   722,089               691,839
Real estate-residential                              2,412,732                 2,350,860             2,323,716
Installment and consumer                               319,885                   314,618               320,626
Other                                                  107,501                    73,270                78,089
                                                    ----------                ----------            ----------
Total loans                                         $6,442,448                $5,717,461            $5,530,968
                                                    ==========                ==========            ==========


   Loans, excluding the impact of acquisitions, grew $298 million or 19.4% on an annualized basis, in the third quarter of 1998. The majority of the growth has been in loans collateralized by commercial real estate which has increased approximately $400 million since September 30, 1997 and $279 million since December 31, 1997. Residential real estate loans, excluding purchase method business combinations and immaterial poolings, decreased $59 million since December 31, 1997. This decline in residential real estate is primarily attributable to the refinancing of these predominately adjustable rate loans to fixed rates. The Company generally sells fixed rate loans in the secondary markets resulting in net reductions in outstanding balances. Due to current market rates for fixed mortgage loans, ARM loans are not in demand and run-off is expected to continue. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's markets in Florida.

   Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.


ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                            Percent of                    Percent of                  Percent of
                                SEPT. 30,    Loans to        Dec. 31,      Loans to      Sept. 30,     Loans to
(In thousands)                    1998      Total Loans        1997       Total Loans      1997       Total Loans

Commercial, financial,
  and agricultural              $15,174        14.0%         $13,176         12.4%       $13,306         12.5%
Real estate-commercial           26,312        28.3           24,427         27.1         23,962         25.8
Real estate-construction         15,020        13.6           13,415         12.6         13,557         12.5
Real estate-mortgage             12,064        37.4           11,754         41.1         11,619         42.0
Installment and consumer          4,027         5.0            5,151          5.5          5,243          5.8
Other                             1,499         1.7            1,266          1.3          1,653          1.4
                                -------       -----          -------        -----        -------        -----
TOTAL                           $74,096       100.0%         $69,189        100.0%       $69,340        100.0%
                                =======       =====          =======        =====        =======        =====

SUMMARY OF LOAN LOSS EXPERIENCE

                                                           NINE MONTHS              Year              Nine Months
                                                              ENDED                 Ended                Ended

(In thousands)                                           SEPT. 30, 1998         Dec. 31, 1997       Sept. 30, 1997

Allowance for possible loan losses - January 1               $69,189               $59,097              $59,097
Charge-offs:

  Commercial, financial, and agricultural                      3,442                 5,460                3,154
  Real estate-commercial                                       1,417                 2,954                  770
  Real estate-construction                                       379                   433                  147
  Real estate-residential                                      1,328                 1,724                1,195
  Installment and consumer                                     4,514                 5,592                4,052
  Other                                                          716                   693                  601
                                                             -------               -------              -------
Total charge-offs                                             11,796                16,856                9,919
                                                             -------               -------              -------
Recoveries:
  Commercial, financial, and agricultural                        852                   993                  659
  Real estate-commercial                                         530                 1,019                  748
  Real estate-construction                                        16                    91                   67
  Real estate-residential                                        521                   244                  140
  Installment and consumer                                     1,466                 1,794                1,262
  Other                                                          286                   134                  110
                                                             -------               -------              -------
Total recoveries                                               3,671                 4,275                2,986
                                                             -------               -------              -------
Net charge-offs                                                8,125                12,581                6,933
Addition to allowance charged to operating expense            11,516                15,801               10,304
Allowance added from business combinations                     1,516                 6,872                6,872
                                                             -------               -------              -------
Allowance for possible loan losses-end of period             $74,096               $69,189              $69,340
                                                             =======               =======              =======

   Asset quality as measured by nonperforming assets remains strong at 0.72% of net loans and other real estate. Nonperforming assets have increased $4.0 million from December 31, 1997. The increase in nonperforming assets resulted from a $9.3 million increase in nonperforming loans which consists primarily of 4 large commercial real estate credits. The increase in nonperforming loans was offset by a $5.4 million decrease in other real estate and repossessions resulting primarily from the sale of a large commercial real estate property in North Alabama. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve is 1.15% of loans at September 30, 1998 as compared to 1.21% at December 31, 1997 and 1.25% at September 30, 1997.


NONPERFORMING ASSETS ARE SUMMARIZED BELOW

(In thousands)                                           SEPT. 30, 1998         Dec. 31, 1997      Sept. 30, 1997

Nonaccrual loans                                             $35,939               $27,010             $31,898
Restructured loans                                             1,370                   952               1,062
                                                             -------               -------             -------
  Total nonperforming loans*                                  37,309                27,962              32,960
Other real estate owned                                        8,352                13,695              14,475
Repossessions                                                    769                   796                 701
                                                             -------               -------             -------
  Total nonperforming assets*                                $46,430               $42,453             $48,136
                                                             =======               =======             =======
Aggregate loans contractually past due 90 days
  for which interest is being accrued                        $ 6,468               $ 7,029             $ 6,295
Net charge-offs year-to-date                                 $ 8,123               $12,526             $ 6,885

RATIOS
Period end:
  Total nonperforming assets as a percent of net
    loans and other real estate                                0.72%                 0.74%               0.87%
  Allowance as a percent of net loans                          1.15%                 1.21%               1.25%
  Allowance as a percent of nonperforming assets*               160%                  163%                144%
  Allowance as a percent of nonperforming loans*                199%                  247%                210%
For the period ended:
  Net charge-offs as a percent of average net loans-
    (annualized basis)                                         0.18%                 0.24%               0.18%

   *Total does not include loans contractually past due 90 days or more which are still accruing interest.

   Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors has identified approximately $197 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 1998, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

   The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. Of these loans, management believes it is probable that loans totaling $28 million will not be collected as scheduled and therefore are considered impaired. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.


LIQUIDITY:

   The maintenance of an adequate liquidity position and the constant monitoring of rate sensitivity are principle components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB of Atlanta has established credit availability in an amount up to $2.3 billion with only $974 million outstanding at September 30, 1998. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 99% at September 30, 1998 and 95% at December 31, 1997. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 5.20% to 5.85% maturing in 6 to 24 month periods. At September 30, 1998, $163 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At September 30, 1998, $141 million is outstanding under this program at an average rate of 4.42%. Funds are transferred daily to meet short-term funding fluctuations. As discussed previously, BancGroup has received funds under reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston. At September 30, 1998, there was $318 million in outstanding debt under this agreement which is collateralized by mortgage-backed securities.


CAPITAL RESOURCES:

   Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at September 30, 1998 consists of $631 million of equity and $70 million in trust preferred securities less $78 million of intangibles providing a 6.91% leverage ratio at September 30, 1998. The ratio of shareholders' equity to total assets at September 30, 1998 was 6.96% as compared to 7.29% at December 31, 1997. This decline is primarily attributable to the increase in assets as a result of increases in loan growth, mortgage loans held for sale and investment activities previously discussed. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.085 per share.

   BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.


Year 2000 Readiness Disclosure:

   Most computer software programs and processing systems, including those used by BancGroup and its subsidiaries in their operations, have not been designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have material adverse effects on the business and operations of any business, including BancGroup, that relies on computers and associated technologies. In response to the challenges of addressing such consequences in the banking industry, bank regulatory agencies, including the Federal Reserve, BancGroup's primary regulator, have established a Year 2000 Supervision Program and published guidelines for implementing procedures to bring the computer software programs and processing systems into year 2000 compliance.

   In compliance with the guidelines of the Federal Reserve, BancGroup has established a full time Year 2000 task force to address all Year 2000 compliance issues as well as enhancements to computer and communications systems resulting from upgrades initiated in response to Year 2000 issues. During the third quarter of 1998, BancGroup substantially completed the remediation of its critical software applications and began testing of internal mission critical applications. In accordance with the guidelines established by the Federal Reserve, BancGroup expects to be substantially completed with testing of internal mission critical software applications by December 31, 1998. Testing of other nonmission critical applications is also well underway and is expected to be substantially completed by the end of the first quarter 1999. Additionally, BancGroup expects to have testing substantially completed with third party service providers by March 31, 1999.

   Throughout 1998, BancGroup has been working to assess Year 2000 readiness of vendors, business partners and other counterparties focusing on those considered critical to BancGroup operations. BancGroup began assessing the Year 2000 readiness of loan customers, depositors and other funds providers during the third quarter of 1998. BancGroup will continue to monitor and evaluate the Year 2000 readiness of third parties whose Year 2000 noncompliance could have a material adverse impact on the operations of BancGroup through the first quarter of the Year 2000. BancGroup will take appropriate measures including development of contingency plans to mitigate the risk to the company of Year 2000 noncompliance by third parties. However, the impact of Year 2000 noncompliance by all third parties with whom BancGroup transacts business cannot be assessed at this time.

   BancGroup estimates that the total cost of the Year 2000 project will range from $13.5 million to $15.5 million. Approximately $8.4 million of those costs relate to the replacement of hardware and software and will therefore be capitalized while $3 million of the costs will be incremental expenses paid to third parties. Year 2000 project costs of approximately $3.8 million were expensed during the nine months ended September 30, 1998 and $432,000 were expensed during the year ended December 31, 1997. The 1998 expenses include a one-time pretax charge of approximately $2 million in the first quarter for the write off of the remaining book value of branch automation equipment that is being replaced with Year 2000 compliant software.

   Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. In the event that such remediations are not completed in a timely fashion, there could be a potential material adverse impact. Although presently not anticipated, a possible worst case scenario could include interruption in the normal servicing of customers as well as the funds management of the Company. Management is currently developing a contingency plan to address hypothetical worst case scenarios.

   The above reflects management's current assessment and estimates. Various factors could cause actual results to differ materially from those contemplated by such assessments, estimates and forward-looking statements. Some of these factors may be beyond the control of BancGroup, including but not limited to, vendor representation, technological advancements, economic factors and competitive considerations.

   Management's evaluation of Year 2000 compliance and technological upgrades is an on-going process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than currently anticipated.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997:


SUMMARY:

   BancGroup is involved in two primary lines of business: commercial banking and mortgage banking, through its wholly owned subsidiaries Colonial Bank and Colonial Mortgage Company ("CMC"). The following schedule of BancGroup's results of operations reflects the related impact of each line of business to the earnings of the company.

LINE OF BUSINESS RESULTS

(In thousands)

                                                     Colonial         Colonial                    Consolidated
QUARTER ENDED SEPTEMBER 30, 1998                       Bank           Mortgage      Other(1)       BancGroup
--------------------------------------------------------------------------------------------------------------
Net interest income                                 $ 82,001          $ 3,681       $(1,651)        $84,031
Provision for possible loan losses                    (3,927)              --            --          (3,927)
Noninterest income                                    14,268           15,984           (14)         30,238
Amortization and depreciation                          6,244           10,789           (83)         16,950
Noninterest expense                                   49,609            6,879         1,103          57,591
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                  36,489            1,997        (2,685)         35,801
Income taxes                                         (13,333)            (752)          734         (13,351)
--------------------------------------------------------------------------------------------------------------
Net Income (loss)                                     23,156            1,245        (1,951)         22,450
Acquisition and restructuring costs, net of taxes      1,938               --            23           1,961
Year 2000 expense, net of taxes                          172               90            --             262
                                                    --------          -------       -------         -------
Income excluding acquisition and restructuring
  costs and Year 2000 expense                       $ 25,266          $ 1,335       $(1,928)        $24,673
                                                    ========          =======       =======        ========

                                                     Colonial         Colonial                    Consolidated
QUARTER ENDED SEPTEMBER 30, 1997*                      Bank           Mortgage      Other(1)       BancGroup
--------------------------------------------------------------------------------------------------------------
Net interest income                                 $ 72,244          $ 2,236       $(1,623)       $ 72,857
Provision for possible loan losses                    (2,982)              --            --          (2,982)
Noninterest income                                    11,823           10,759           303          22,885
Amortization and depreciation                          4,887            4,643            (9)          9,521
Noninterest expense                                   41,497            4,414           989          46,900
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                  34,701            3,938        (2,300)         36,339
Income taxes                                         (12,387)          (1,483)          637         (13,233)
--------------------------------------------------------------------------------------------------------------
Net Income (loss)                                     22,314            2,455        (1,663)         23,106
Acquisition and restructuring costs, net of taxes        490               --            28             518
Year 2000 expense, net of taxes                          101               37            --             138
                                                    --------          -------       -------         -------
Income excluding acquisition and restructuring      $ 22,905          $ 2,492       $(1,635)       $ 23,762
                                                    ========          =======       =======        ========
costs and Year 2000 expense

(In thousands)

                                                     Colonial         Colonial                    Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 1998                   Bank           Mortgage      Other(1)       BancGroup
--------------------------------------------------------------------------------------------------------------
Net interest income                                 $238,330          $ 9,250       $(4,994)       $242,586
Provision for possible loan losses                   (11,516)              --            --         (11,516)
Noninterest income                                    42,376           45,713           (45)         88,044
Amortization and depreciation                         18,052           23,062          (196)         40,918
Noninterest expense                                  149,426           19,167         2,551         171,144
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                 101,712           12,734        (7,394)        107,052
Income taxes                                         (36,456)          (4,796)        1,963         (39,289)
--------------------------------------------------------------------------------------------------------------
Net Income (loss)                                     65,256            7,938        (5,431)         67,763
Acquisition and restructuring costs, net of taxes      7,092               --            81           7,173
Year 2000 expense, net of taxes                        1,552              571            --           2,123
                                                    --------          -------       -------        --------
Income excluding acquisition and restructuring
  costs and Year 2000 expense                       $ 73,900          $ 8,509       $(5,350)       $ 77,059
                                                    ========          =======       =======        ========


                                                     Colonial         Colonial                    Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 1997*                  Bank           Mortgage        Other        BancGroup
--------------------------------------------------------------------------------------------------------------
Net interest income                                 $207,984          $ 5,011       $(4,215)       $208,780
Provision for possible loan losses                   (10,304)              --            --         (10,304)
Noninterest income                                    33,345           31,891           273          65,509
Amortization and depreciation                         12,490           12,688           128          25,306
Noninterest expense                                  122,037           12,563         3,776         138,376
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                  96,498           11,651        (7,846)        100,303
Income taxes                                         (34,253)          (4,359)        2,144         (36,468)
---------------------------------------------------------------------------------------------------------------
Net Income (loss)                                     62,245            7,292        (5,702)         63,835
Acquisition and restructuring costs, net of taxes      2,318               --           308           2,626
Year 2000 expense, net of taxes                          107               37            --             144
                                                    --------          -------       -------        --------
Income excluding acquisition and restructuring
  costs and Year 2000 expense                       $ 64,670          $ 7,329       $(5,394)       $ 66,605
                                                    ========          =======       =======        ========



                                                       Nine Months Ended                  Three Months Ended

SELECTED RATIOS:                                 Sept. 30, 1998   Sept. 30, 1997*  Sept. 30, 1998   Sept. 30, 1997*

Income excluding acquisition and restructuring
  costs and Year 2000 expenses to:
    Average assets                                     1.21%          1.28%            1.08%           1.31%
    Average shareholders' equity                      16.92%         17.46%           15.55%          17.66%
Efficiency ratio (excluding acquisition and
   restructuring costs and Year 2000 expenses)        59.54%         57.94%           61.97%          57.59%


* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank, Commercial Bank of Nevada and FirstBank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1) Represents holding company financing costs and certain unallocable expenses.

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                              Nine Months Ended September 30,
                                                       1998                                     1997*

                                          Average                                   Average
                                          Volume       Interest    Rate             Volume      Interest   Rate
ASSETS

  Loans, net                            $6,056,101     $407,459    8.99%          $5,175,222    $351,481    9.07%
  Mortgage loans held for sale             364,373       20,085    7.35%             137,939       8,142    7.87%
  Investment securities and securities
    available for sale and other
    interest-earning assets              1,304,354       62,545    6.41%           1,089,167      52,430    6.44%
                                        ----------     --------                   ----------    --------
  Total interest-earning assets(l)       7,724,828     $490,089    8.47%           6,402,328    $412,053    8.60%
                                                       --------                                 --------
  Nonearning assets                        818,251                                   580,052
                                        ----------                                ----------
    Total assets                        $8,543,079                                $6,982,380
                                        ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits             $5,105,981    $ 180,816    4.73%          $4,573,124   $ 163,528    4.78%
  Short-term borrowings                    899,731       37,655    5.60%             734,076      30,288    5.52%
  Long-term debt                           585,100       26,925    6.15%             133,499       7,326    7.34%
                                        ----------    ---------                   ----------   ---------
  Total interest-bearing liabilities     6,590,812    $ 245,396    4.98%           5,440,699   $ 201,142    4.94%
                                                      ---------                                ---------
  Noninterest-bearing demand deposits    1,206,306                                   943,809
  Other liabilities                        137,145                                    87,765
                                        ----------                                ----------
  Total liabilities                      7,934,263                                 6,472,273

  Shareholders' equity                     608,816                                   510,107
                                        ----------                                ----------
 Total liabilities and shareholders'
   equity                               $8,543,079                                $6,982,380
                                        ==========                                ==========
Rate differential                                                  3.49%                                    3.66%
Net yield on interest-earning assets                   $244,693    4.22%                       $ 210,911    4.40%
                                                       ========                                =========


* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank, Commercial Bank of Nevada and FirstBank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1)Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                             Three Months Ended September 30,
                                                       1998                                     1997*

                                          Average                                   Average
                                          Volume       Interest    Rate             Volume      Interest    Rate

ASSETS

  Loans, net                            $6,283,818     $141,293    8.92%          $5,375,114    $122,894    9.07%
  Mortgage loans held for sale             436,645        8,039    7.36%             157,764       3,068    7.78%
  Investment securities and securities
    available for sale and other
    interest-earning assets              1,504,326       24,035    6.34%           1,096,564      17,757    6.42%
                                        ----------     --------                   ----------    --------
  Total interest-earning assets(l)       8,224,789     $173,367    8.36%           6,629,442    $143,719    8.60%
                                                       --------                                 --------
  Nonearning assets                        866,014                                   587,257
                                        ----------                                ----------
    Total assets                        $9,090,803                                $7,216,699
                                        ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest-bearing deposits             $5,179,302    $  61,794    4.73%          $4,651,122    $ 56,764    4.84%
  Short-term borrowings                  1,083,975       15,252    5.58%             771,093      10,703    5.51%
  Long-term debt                           758,885       11,587    6.06%             147,162       2,679    7.22%
                                        ----------    ---------                   ----------    --------
  Total interest-bearing liabilities     7,022,162    $  88,633    5.01%           5,569,377    $ 70,146    5.00%
                                                      ---------                                 --------
  Noninterest-bearing demand deposits    1,277,384                                 1,021,788
  Other liabilities                        161,814                                    91,660
                                        ----------                                ----------
  Total liabilities                      8,461,360                                 6,682,825

  Shareholders' equity                     629,443                                   533,874
                                        ----------                                ----------
Total liabilities and shareholders'
   equity                               $9,090,803                                $7,216,699
                                        ==========                                ==========
Rate differential                                                  3.35%                                    3.60%
Net yield on interest-earning assets                   $ 84,734    4.09%                        $ 73,573    4.40%
                                                       ========                                =========


* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank, Commercial Bank of Nevada and FirstBank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1)Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are:
   actual dividends times 137.7%.

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)

                                                Nine Months Ended September 30, 1998 Change from 1997*

                                                                           Attributed to(1)

                                                     Total             Volume         Yield/Rate

INTEREST INCOME:
  Total Loans, Net                                  $55,978           $40,419          $15,559
  Mortgage loans held for sale                       11,943             9,011            2,932
  Investment securities and securities available
   for sale and other interest-earning assets        10,115             7,003            3,112
                                                    -------           -------          -------
Total interest income(2)                             78,036            56,433           21,603
                                                    -------           -------          -------

INTEREST EXPENSE:

  Interest bearing deposits                          17,288            10,603            6,685
  Short-term borrowings                               7,367             3,803            3,564
  Long-term debt                                     19,599            13,788            5,811
                                                    -------           -------          -------
  Total interest expense                             44,254            28,194           16,060
                                                    -------           -------          -------
Net interest income                                 $33,782           $28,239          $ 5,543
                                                    =======           =======          =======


                                                Three Months Ended September 30, 1998 Change from 1997*

                                                                           Attributed to(1)

                                                     Total             Volume         Yield/Rate

INTEREST INCOME:
  Total Loans, Net                                  $18,399           $21,637          $(3,238)
  Mortgage loans held for sale                        4,971             5,695             (724)
  Investment securities and securities available
   for sale and other interest-earning assets         6,278             6,877             (599)
                                                    -------           -------          -------
Total interest income(2)                             29,648            34,209           (4,561)
                                                    -------           -------          -------

INTEREST EXPENSE:
  Interest bearing deposits                           5,030             5,321             (291)
  Short-term borrowings                               4,549             3,584              965
  Long-term debt                                      8,908             9,192             (284)
                                                    -------           -------          -------
  Total interest expense                             18,487            18,097              390
                                                    -------           -------          -------
Net interest income                                 $11,161           $16,112          $(4,951)
                                                    =======           =======          =======


* Restated financial results above reflect the business combinations with United American Holding Corporation, South Florida Banking Corp., First Central Bank, Commercial Bank of Nevada and FirstBank. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1)Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute value of the total change of rate and volume.
(2)Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest, for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: actual dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

NET INTEREST INCOME:

   Net interest income on a tax equivalent basis increased $11.1 million to $84.7 million for the quarter ended September 30, 1998 from $73.6 million for the quarter ended September 30, 1997. The net yield on interest earning assets decreased from 4.40% to 4.09% for the three months ended September 30, 1997 and 1998, respectively. For the first nine months of 1998, net interest income on a tax equivalent basis increased $33.8 million to $244.7 million as compared to $210.9 million for the same period in 1997. The net yield on interest earning assets decreased from 4.40% to 4.22% for the nine months ended September 30, 1997 compared to the same period in 1998, while the rate differential decreased from 3.66% to 3.49% for the nine months ended September 30, 1997 compared to 1998. As previously discussed, BancGroup has acquired mortgage backed securities under reverse repurchase agreements in order to more effectively utilize its established capital base. These leverage transactions resulted in additional income of approximately $1.3 million while decreasing net interest margins by approximately 18 basis points to 4.09% and 10 basis points to 4.22% for the three and nine months ended September 30, 1998, respectively. Colonial Bank has improved its cost of funds through its acquisitions in Florida and maintenance of realistic pricing standards. BancGroup's net interest margin prior to Florida acquisitions, which began in July 1996, was 4.04% compared to its peers* 4.52%. By the third quarter of 1998, net interest margin has improved to 4.22% or 4.32%, excluding leverage transactions, compared to its peers third quarter 1998, 4.44%.

   As reflected on the previous tables, the increase in net interest income for the three and six months was primarily attributable to loan growth which was partially offset by lower loan rates. During the first quarter of 1997 the prime rate increased to 8.50% where it remained until the September 30, 1998 reduction to 8.25%. In October, prime rate was reduced another 25 basis points to 8%.

LOAN LOSS PROVISION:

   The provision for loan losses for the first nine months of 1998 was $11,516,000 compared to $10,304,000 for the same period in 1997. Asset quality remains good. The current allowance for loan losses provides a 199% coverage of nonperforming loans compared to 247% at December 31, 1997 and 210% at September 30, 1997. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.


NONINTEREST INCOME:

   Noninterest income increased $22.5 million for the nine months ended September 30, 1998 compared to the same period in 1997. This increase is primarily due to increases in mortgage servicing and origination fees of $5.1 million, fees on deposit accounts of $4.5 million, gains on sales of loans of $8.5 million, gains on securities of $1.0 million, $1.3 million in income related to bank owned life insurance and $.9 million in security and annuity commissions.

   The increase in noninterest income for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 of $7.4 million is primarily due to increases in mortgage servicing fees of $1.8 million, fees on deposit accounts of $1.4 million, gains on sales of first mortgage real estate loans of $3.3 million, $.4 million in income related to bank owned life insurance and $.3 million in security and annuity commissions.

   Colonial Mortgage provides additional sources of non-interest income to BancGroup through fees from its servicing portfolio as well as loan originations from its 4 divisional offices. Colonial Mortgage purchases, originates and services conventional, government, and jumbo mortgage products in 44 states and the District of Columbia. Colonial Mortgage had non-interest income of $31.6 million for the nine months ended September 30, 1998, compared to $27.8 million for the nine months ended September 30, 1997.

   Mortgage servicing fees increased due to a $2.7 billion increase in the servicing portfolio to $15.1 billion at September 30, 1998 from $12.5 billion at September 30, 1997. Gains on sales of loans increased due to additional loan production resulting from increased refinancing activity.

   BancGroup is continuing to expand its services through increased efforts in private banking and additional products including asset management services, trust services and sales of mutual funds and annuities. In addition, BancGroup has established an international banking unit to provide and service the needs of customers involved in international activities. Commissions on sales of securities and annuities were $1.7 million for the nine months ended September 30, 1998 compared to $.8 million for the same period last year.


NONINTEREST EXPENSES:

   BancGroup's net overhead expense (total noninterest expense, excluding acquisition and restructuring costs and Year 2000 expenses, less noninterest income, excluding security gains) was $111.1 million and $94.7 million for the nine months ended September 30, 1998 and 1997, respectively. Noninterest expenses, excluding acquisition and restructuring costs and Year 2000 expenses, increased $37.9 million for the nine months ended September 30, 1998, compared to the same period in 1997. The majority of this increase is due to the addition of acquisitions accounted for as purchases, normal salary increases and an increase in amortization of mortgage servicing rights, as well as additional expenses to build the infrastructure to support the Company's expansion into new growth market areas.

   Noninterest expenses, excluding acquisition and restructuring costs and year 2000 expenses, increased $15.7 million for the three months ended September 30, 1998 compared to the same period in 1997. This increase primarily relates to a $6.1 million in increase in the amortization of mortgage servicing rights, $367,000 in additional amortization of intangibles and a $3.8 million increase in salaries and benefits. Lower long term interest rates have caused higher prepayments of mortgages serviced for others, resulting in additional amortization of the mortgage servicing rights asset. This additional amortization in excess of scheduled amortization amounted to $4.25 million in the third quarter. BancGroup has entered into certain hedges as part of its strategy to offset portions of the loss of value of the servicing asset that may result from declines in mortgage rates. The increase in the amortization of intangibles is attributable to goodwill recognized as a result of purchase method business combinations. Salary and benefit increases related to increased staffing levels as a result of activities related to business combinations and normal wage increases.

   BancGroup's efficiency ratio, excluding acquisition and restructuring costs and Year 2000 expense, was 59.54% and 57.94% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The Company should improve efficiencies upon the conversion of the newly acquired banks. Conversions will allow the consolidation of back-shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments. These consolidation efforts should result in improvement of the efficiency ratio through the reduction of expenses. Refer to further discussion of conversion efforts under the Acquisition and Restructuring Costs section which follows.


ACQUISITION AND RESTRUCTURING COSTS:

   One time acquisition and restructuring costs of $10.5 million were incurred for the nine months ended September 30, 1998, with $2.9 million recorded in the quarter. These costs represent one-time costs in connection with the acquisition of various banking institutions and the integration of those institutions into BancGroup's systems as well as the restructuring of BancGroup's regional banks in Florida. The primary components of these one-time costs are as follows:

            (In thousands)
            Accounting and legal services           $ 1,497
            Other professional fees                   1,016
            Asset write-offs                          2,573
            Contract buy-outs                         1,002
            Severance costs                           3,091
            Stock option related costs                   69
            Other miscellaneous                       1,210
                                                    -------
            Total                                   $10,548
                                                    =======

   BancGroup anticipates incurring approximately $3.3 million in one-time costs associated with acquisitions scheduled to close in the fourth quarter of 1998. These one-time costs should be more than offset by revenue growth from the acquired banks and cost savings from consolidation expected to be realized in 1999 and 2000.

   As noted in previous discussions, BancGroup's Year 2000 testing will be the primary focus of technology efforts for the remainder of 1998. As a result, BancGroup is planning to convert one acquired bank during the last quarter of 1998 and to convert six acquired banks and one currently pending acquisition to BancGroup's computer systems during 1999. BancGroup expects to incur additional third party costs of approximately $1.5 million in order to accomplish seven conversions in 1999. BancGroup expects to realize cost savings of approximately $3.1 million during 1999 from the eight scheduled conversions.

   Two of the acquisitions completed in October 1998 have computer systems that are on track to become Year 2000 compliant in accordance with regulatory guidance promulgated by the FFEIC and thus the Federal Reserve. Colonial may continue to operate these entities on their current computer systems as the incremental cost of leaving them on their computer systems is not substantial. Although these entities may not be converted until the Year 2000, Colonial expects to achieve cost savings of approximately $1 million during 1999 from these banks. Colonial anticipates realizing additional cost savings of approximately $1.5 million from conversions of these banks during the year 2000.

   In October, management initiated a program to reduce cost and streamline operations over the next six to twelve months. In establishing this initiative, management has considered that the Company would not actively seek further bank acquisitions. Certain restructuring costs may be incurred in the fourth quarter of 1998 in undertaking this initiative, however the magnitude of these potential one-time costs has not been determined.

   The conversion timetable is dependent upon numerous factors, including but not limited to, changes in the Year 2000 compliance regulations promulgated by the Federal Reserve.

YEAR 2000 EXPENSES:

   Year 2000 expenses of $3.8 million were incurred during the nine months ended September 30, 1998. For additional information refer to the Year 2000 Readiness section presented in the Financial Condition section of this report.


PROVISION FOR INCOME TAXES:

   BancGroup's provision for income taxes is based on an approximately 36.9% and 36.4%, estimated annual effective tax rate for the years 1998 and 1997, respectively. The provision for income taxes for the nine months ended September 30, 1998 and 1997 was $39,289,000, and $36,468,000, respectively.

PART II

                               OTHER INFORMATION



ITEM 1:  Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT
         PART 1 ITEM 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders

ITEM 5:  Other Events - Shareholder Proposals.

         Pursuant to Rule 14a-4(c)(1) of the Securities and Exchange Commission, proxies submitted in connection with BancGroup's 1999 Annual Meeting will confer discretionary authority to vote on any matter of which BancGroup did not have timely advance notice sufficient under BancGroup's Bylaws. To be timely, such notice must be received by BancGroup not earlier than January 16, 1999 nor later than February 15, 1999, provided that if the date of the 1999 Annual Meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary of the 1998 Annual Meeting (April 15, 1998), notice will be timely if it is delivered not earlier than the 90th day prior to such meeting date and not later than the 60th day prior to such meeting date or the 10th day following the day on which public announcement of such meeting date is first made.

ITEM 6:

     a)  Exhibit 11 - Computation of Earnings Per Share

         Exhibit 27 - Financial Data Schedule (for SEC use only)


     b) Form 8-K - 1) Report on Form 8-K filed on July 17, 1998 disclosing the declaration of a two for one stock split effected in the form of a 100% stock dividend. 2) Report on Form 8-K filed November 10, 1998 disclosing the financial results for the month ended October 31, 1998 to include First Macon Bank & Trust Company.

   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          The Colonial BancGroup, Inc.


Date: November 13, 1998                      By: /S/ W. Flake Oakley, IV
                                                 -------------------------------
                                                     W. Flake Oakley, IV
                                                 Its Chief Financial Officer