Form 10-Q/A
period 1998-09-30
COLONIAL BANCGROUP INC
filed 1999-01-22
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-Q/A

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

PART I  Financial Information

   The Company hereby amends its quarterly report on Form 10-Q for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 13, 1998, to recognize an $18.5 million impairment charge on mortgage servicing rights as of September 30, 1998 and the related income tax effect of $7.0 million. The impairment recognition is based upon information that Company management obtained from third party valuation consultants during December 1998 and January 1999 and management's analysis of that information.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                          September 30,        December 31,         September 30,
                                                              1998                 1997*                1997*

Assets:

  Cash and due from banks                                  $  362,607           $  313,207           $  267,753
  Interest-bearing deposits in banks                           25,444               84,540               78,670
  Securities held for trading                                      --                   --                   --
  Securities available for sale                             1,228,718              620,768              658,052
  Investment securities                                       182,577              295,649              341,630
  Mortgage loans held for sale                                436,770              225,331              182,878
  Loans, net of unearned income                             6,441,776            5,716,769            5,530,062
  Less:

     Allowance for possible loan losses                       (74,096)             (69,189)             (69,340)
                                                           ----------           ----------           ----------
  Loans, net                                                6,367,680            5,647,580            5,460,722
  Premises and equipment, net                                 168,809              148,110              144,331
  Excess of cost over tangible and identified intangible
     assets acquired, net                                      78,039               69,200               70,938
  Mortgage servicing rights                                   173,412              141,865              134,169
  Other real estate owned                                       9,121               14,491               15,176
  Accrued interest and other assets                           143,216              147,020              111,563
                                                           ----------           ----------           ----------
Total                                                      $9,176,393           $7,707,761           $7,465,882
                                                           ==========           ==========           ==========

Liabilities and Shareholders' Equity:

  Deposits                                                 $6,482,466           $6,005,967           $5,888,347
  FHLB short-term borrowings                                  475,000              420,000              560,000
  Other short-term borrowings                                 652,844              308,885              214,185
  Subordinated debt                                            12,633                6,088                6,208
  Trust preferred securities                                   70,000               70,000               70,000
  FHLB long-term debt                                         499,158              236,175               61,325
  Other long-term debt                                        219,824                4,334               16,157
  Other liabilities                                           136,063               94,493              104,606
                                                           ----------           ----------           ----------
Total liabilities                                           8,547,988            7,145,942            6,920,828
                                                           ----------           ----------           ----------


Shareholders' equity:

  Common Stock, $2.50 par value; 200,000,000 shares
    authorized, 103,195,227, 98,809,236** and 98,476,964**
    shares issued and outstanding at September 30, 1998,
    December 31, 1997 and September 30, 1997 respectively     257,988              247,023              246,192
  Additional paid in capital                                  113,890              100,365              100,330
  Retained earnings                                           249,877              214,068              198,427
  Unearned compensation                                        (2,774)              (1,751)              (1,865)
  Unrealized gains on securities available
    for sale, net of taxes                                      9,424                2,114                1,970
                                                           ----------           ----------           ----------
Total shareholders' equity                                    628,405              561,819              545,054
                                                           ----------           ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $9,176,393           $7,707,761           $7,465,882
                                                           ==========           ==========           ==========



*See Note A.
**See Note E.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                  Nine Months Ended                     Three Months Ended
                                                    September 30,                          September 30,
                                                1998              1997*               1998              1997*

INTEREST INCOME:
  Interest and fees on loans                 $426,846          $358,866            $149,094          $125,702
  Interest on investments                      57,278            47,136              22,568            15,973
  Other interest income                         3,858             3,920               1,002             1,328
                                             --------          --------            --------          --------
Total interest income                         487,982           409,922             172,664           143,003
                                             --------          --------            --------          --------

INTEREST EXPENSE:
  Interest on deposits                        180,816           163,528              61,794            56,764
  Interest on short-term borrowings            37,655            30,288              15,252            10,703
  Interest on long-term debt                   26,925             7,326              11,587             2,679
                                             --------          --------            --------          --------
Total interest expense                        245,396           201,142              88,633            70,146
                                             --------          --------            --------          --------


NET INTEREST INCOME                           242,586           208,780              84,031            72,857
Provision for possible loan losses             11,516            10,304               3,927             2,982
                                             --------          --------            --------          --------

Net Interest Income After Provision for
  Possible Loan Losses                        231,070           198,476              80,104            69,875
                                             --------          --------            --------          --------

NONINTEREST INCOME:
  Mortgage servicing and origination fees      30,974            25,886              10,923             9,147
  Service charges on deposit accounts          26,022            21,566               9,028             7,600
  Other charges, fees and commissions           5,363             5,134               1,937             1,789
  Securities gains (losses), net                1,073                44                  70                80
  Other income                                 24,612            12,879               8,280             4,269
                                             --------          --------            --------          --------
Total noninterest income                       88,044            65,509              30,238            22,885
                                             --------          --------            --------          --------

NONINTEREST EXPENSE:
  Salaries and employee benefits               80,161            69,567              27,965            24,136
  Occupancy expense of bank premises, net      19,665            16,284               6,865             5,760
  Furniture and equipment expenses             17,544            13,665               6,015             5,015
  Amortization and impairment of mortgage
   servicing rights                            40,868            12,162              29,047             4,450
  Amortization of intangible assets             3,646             2,177               1,232               865
  Acquisition and restructuring costs          10,548             3,282               2,883               647
  Year 2000 expense                             3,410               233                 412               223
  Other expense                                54,720            46,312              18,622            15,325
                                             --------          --------            --------          --------
Total noninterest expense                     230,562           163,682              93,041            56,421
                                             --------          --------            --------          --------

Income before income taxes                     88,552           100,303              17,301            36,339
Applicable income taxes                        32,277            36,468               6,339            13,233
                                             --------          --------            --------          --------
Net Income                                   $ 56,275          $ 63,835            $ 10,962          $ 23,106
                                             ========          ========            ========          ========

Earnings per share**:

  Basic                                      $   0.55          $   0.66            $   0.11          $   0.24
  Diluted                                    $   0.54          $   0.64            $   0.10          $   0.23


*See Note A.
**See Note E.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                           Nine Months Ended                   Three Months Ended
                                                             September 30,                        September 30,
                                                          1998           1997*                1998           1997*
NET INCOME:                                             $56,275        $63,835              $10,962        $23,106

Other comprehensive income, net of taxes:
  Unrealized gains on securities available for sale
   arising during the period, net of taxes                8,913          1,543                5,840            907
  Less: reclassification adjustment for net (gains)
   losses included in net income                         (1,603)           (28)              (1,085)           (50)
                                                        -------        -------              -------        -------
Comprehensive income                                    $63,585        $65,350              $15,717        $23,963
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


NOTE F - AMENDMENT

   The Company hereby amends its quarterly report on Form 10-Q for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 13, 1998, to recognize an $18.5 million impairment charge on mortgage servicing rights as of September 30, 1998 and the related income tax effect of $7.0 million. As a result of this impairment earnings per share decreased $0.11 for both the three months and nine months ended September 30, 1998. The impairment recognition is based upon information that Company management obtained from third party valuation consultants during December 1998 and January 1999 and management's analysis of that information.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


FINANCIAL CONDITION:

   Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the nine months and twelve months ended September 30, 1998, respectively, as follows (in thousands):

                                               December 31, 1997                       September 30, 1997
                                              to September 30, 1998                   to September  30, 1998

                                                     Increase                                 Increase
                                              Amount            %                      Amount           %

ASSETS
  Colonial Bank                            $1,225,493          16.8%                $1,413,313         19.9%
   CMC                                        241,537          61.9                    297,003         88.7
   Other                                        1,602          11.8                        195          1.3
------------------------------------------------------------------------------------------------------------
Total assets                               $1,468,632          19.1                 $1,710,511         22.9
Securities                                    494,878          54.0                    411,613         41.2
Mortgage loans held for sale                  211,439          93.8                    253,892        138.8
Loans, net of unearned income                 725,007          12.7                    911,714         16.5
Mortgage Servicing Rights                      31,547          22.2                     39,243         29.2
Deposits                                      476,499           7.9                    594,119         10.1
Long term debt                                485,018         153.2                    647,925        421.6


Assets:

   BancGroup's assets as restated have increased 22.9% and 19.1% since September 30, 1997 and December 31, 1997, respectively. The Company's strategy has been to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida. With the merger of CBN in Las Vegas, Nevada, FirstBank in Dallas, Texas and the October merger of InterWest in Reno, Nevada, BancGroup has made its first steps into growth markets outside the Southeast. For a number of years, Colonial Mortgage Company has operated on a national basis focusing on the highest growth markets. These completed and pending acquisitions represent BancGroup's strategy to parallel the mortgage company's focus and provide its banking services in some of these same high growth markets.


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


CAPITAL RESOURCES:

   Management continuously monitors the capital adequacy and potential for future growth. The primary measurement for these evaluations for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at September 30, 1998 consists of $619 million of equity and $70 million in trust preferred securities less $78 million of intangibles providing a 6.72% leverage ratio at September 30, 1998. The ratio of shareholders' equity to total assets at September 30, 1998 was 6.96% as compared to 7.29% at December 31, 1997. This decline is primarily attributable to the amortization and impairment of mortgage servicing rights, an increase in assets as a result of increases in loan growth, mortgage loans held for sale and investment activities previously discussed. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.085 per share.

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

LINE OF BUSINESS RESULTS

(In thousands)

                                                     Colonial        Colonial                     Consolidated
QUARTER ENDED SEPTEMBER 30, 1998                       Bank          Mortgage       Other(1)       BancGroup
--------------------------------------------------------------------------------------------------------------
Net interest income                                 $ 82,001         $  3,681       $(1,651)        $84,031
Provision for possible loan losses                    (3,927)              --            --          (3,927)
Noninterest income                                    14,268           15,984           (14)         30,238
Amortization and depreciation                          6,244           29,289           (83)         35,450
Noninterest expense                                   49,609            6,879         1,103          57,591
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                  36,489          (16,503)       (2,685)         17,301
Income taxes                                         (13,333)           6,260          734           (6,337)
--------------------------------------------------------------------------------------------------------------
Net Income (loss)                                     23,156          (10,243)       (1,951)         10,962
Acquisition and restructuring costs, net of taxes      1,938               --            23           1,961
Year 2000 expense, net of taxes                          172               90            --             262
                                                    --------         --------       -------         -------
Income excluding acquisition and restructuring
  costs and Year 2000 expense                       $ 25,266         $(10,153)      $(1,928)        $13,185
                                                    ========         ========       =======        ========

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
                                                    ========          =======       =======        ========
costs and Year 2000 expense

(In thousands)

                                                     Colonial         Colonial                    Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 1998                   Bank           Mortgage      Other(1)       BancGroup
--------------------------------------------------------------------------------------------------------------
Net interest income                                 $238,330          $ 9,250       $(4,994)       $242,586
Provision for possible loan losses                   (11,516)              --            --         (11,516)
Noninterest income                                    42,376           45,713           (45)         88,044
Amortization and depreciation                         18,052           41,562          (196)         59,418
Noninterest expense                                  149,426           19,167         2,551         171,144
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                 101,712           (5,766)       (7,394)         88,552
Income taxes                                         (36,456)           2,216         1,963         (32,277)
--------------------------------------------------------------------------------------------------------------
Net Income (loss)                                     65,256           (3,550)       (5,431)         56,275
Acquisition and restructuring costs, net of taxes      7,092               --            81           7,173
Year 2000 expense, net of taxes                        1,552              571            --           2,123
                                                    --------          -------       -------        --------
Income excluding acquisition and restructuring
  costs and Year 2000 expense                       $ 73,900          $(2,979)      $(5,350)       $ 65,571
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
                                                    ========          =======       =======        ========



                                                       Nine Months Ended                  Three Months Ended

SELECTED RATIOS:                                 Sept. 30, 1998   Sept. 30, 1997*  Sept. 30, 1998   Sept. 30, 1997*

Income excluding acquisition and restructuring
  costs and Year 2000 expenses to:
    Average assets                                     1.03%          1.28%            0.58%           1.31%
    Average shareholders' equity                      14.40%         17.46%            8.31%          17.66%
Efficiency ratio (excluding acquisition and
   restructuring costs and Year 2000 expenses)        65.10%         57.94%           78.06%          57.59%


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

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                              Nine Months Ended September 30,
                                                       1998                                     1997*

                                          Average                                   Average
                                          Volume       Interest    Rate             Volume      Interest   Rate
ASSETS

  Loans, net                            $6,056,101     $407,459    8.99%          $5,175,222    $351,481    9.07%
  Mortgage loans held for sale             364,373       20,085    7.35%             137,939       8,142    7.87%
  Investment securities and securities
    available for sale and other
    interest-earning assets              1,304,354       62,545    6.41%           1,089,167      52,430    6.44%
                                        ----------     --------                   ----------    --------
  Total interest-earning assets(l)       7,724,828     $490,089    8.47%           6,402,328    $412,053    8.60%
                                                       --------                                 --------
  Nonearning assets                        818,183                                   580,052
                                        ----------                                ----------
    Total assets                        $8,543,011                                $6,982,380
                                        ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits             $5,105,981    $ 180,816    4.73%          $4,573,124   $ 163,528    4.78%
  Short-term borrowings                    899,731       37,655    5.60%             734,076      30,288    5.52%
  Long-term debt                           585,100       26,925    6.15%             133,499       7,326    7.34%
                                        ----------    ---------                   ----------   ---------
  Total interest-bearing liabilities     6,590,812    $ 245,396    4.98%           5,440,699   $ 201,142    4.94%
                                                      ---------                                ---------
  Noninterest-bearing demand deposits    1,206,306                                   943,809
  Other liabilities                        137,119                                    87,765
                                        ----------                                ----------
  Total liabilities                      7,934,237                                 6,472,273

  Shareholders' equity                     608,774                                   510,107
                                        ----------                                ----------
 Total liabilities and shareholders'
   equity                               $8,543,011                                $6,982,380
                                        ==========                                ==========
Rate differential                                                  3.49%                                    3.66%
Net yield on interest-earning assets                   $244,693    4.22%                       $ 210,911    4.40%
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

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                             Three Months Ended September 30,
                                                       1998                                     1997*

                                          Average                                   Average
                                          Volume       Interest    Rate             Volume      Interest    Rate

ASSETS

  Loans, net                            $6,283,818     $141,293    8.92%          $5,375,114    $122,894    9.07%
  Mortgage loans held for sale             436,645        8,039    7.36%             157,764       3,068    7.78%
  Investment securities and securities
    available for sale and other
    interest-earning assets              1,504,326       24,035    6.34%           1,096,564      17,757    6.42%
                                        ----------     --------                   ----------    --------
  Total interest-earning assets(l)       8,224,789     $173,367    8.36%           6,629,442    $143,719    8.60%
                                                       --------                                 --------
  Nonearning assets                        865,949                                   587,257
                                        ----------                                ----------
    Total assets                        $9,090,738                                $7,216,699
                                        ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest-bearing deposits             $5,179,302    $  61,794    4.73%          $4,651,122    $ 56,764    4.84%
  Short-term borrowings                  1,083,975       15,252    5.58%             771,093      10,703    5.51%
  Long-term debt                           758,885       11,587    6.06%             147,162       2,679    7.22%
                                        ----------    ---------                   ----------    --------
  Total interest-bearing liabilities     7,022,162    $  88,633    5.01%           5,569,377    $ 70,146    5.00%
                                                      ---------                                 --------
  Noninterest-bearing demand deposits    1,277,384                                 1,021,788
  Other liabilities                        161,790                                    91,660
                                        ----------                                ----------
  Total liabilities                      8,461,336                                 6,682,825

  Shareholders' equity                     629,402                                   533,874
                                        ----------                                ----------
Total liabilities and shareholders'
   equity                               $9,090,738                                $7,216,699
                                        ==========                                ==========
Rate differential                                                  3.35%                                    3.60%
Net yield on interest-earning assets                   $ 84,734    4.09%                        $ 73,573    4.40%
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


NONINTEREST EXPENSES:

   BancGroup's net overhead expense (total noninterest expense, excluding acquisition and restructuring costs and Year 2000 expenses, less noninterest income, excluding security gains) was $128.6 million and $94.7 million for the nine months ended September 30, 1998 and 1997, respectively. Noninterest expenses, excluding acquisition and restructuring costs and Year 2000 expenses, increased $56.4 million for the nine months ended September 30, 1998, compared to the same period in 1997. The majority of this increase is due to the addition of acquisitions accounted for as purchases, normal salary increases and an increase in amortization and impairment of mortgage servicing rights, as well as additional expenses to build the infrastructure to support the Company's expansion into new growth market areas.

   Noninterest expenses, excluding acquisition and restructuring costs and year 2000 expenses, increased $34.2 million for the three months ended September 30, 1998 compared to the same period in 1997. This increase primarily relates to a $24.6 million increase in the amortization of mortgage servicing rights, $367,000 in additional amortization of intangibles and a $3.8 million increase in salaries and benefits. Lower long term interest rates have caused higher anticipated prepayments of mortgages serviced for others, resulting in a decline in the fair market value of the mortgage servicing rights assets requiring an increase in the related valuation allowance. This additional amortization in excess of scheduled amortization amounted to $22.8 million in the third quarter. $18.5 million of the additional amortization is based upon information that Company management obtained from third party valuation consultants during December 1998 and January 1999 and management's analysis of that information. BancGroup has entered into certain hedges as part of its strategy to offset portions of the loss of value of the servicing asset that may result from declines in mortgage rates. The increase in the amortization of intangibles is attributable to goodwill recognized as a result of purchase method business combinations. Salary and benefit increases related to increased staffing levels as a result of activities related to business combinations and normal wage increases.

   BancGroup's efficiency ratio, excluding acquisition and restructuring costs and Year 2000 expense, was 65.10% and 57.94% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The increase in BancGroup's efficiency ratio is primarily due to the $22.8 million in additional amortization and impairment of its mortgage servicing rights. The Company should improve efficiencies upon the conversion of the newly acquired banks. Conversions will allow the consolidation of back-shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments. These consolidation efforts should result in improvement of the efficiency ratio through the reduction of expenses. Refer to further discussion of conversion efforts under the Acquisition and Restructuring Costs section which follows.


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


PROVISION FOR INCOME TAXES:

   BancGroup's provision for income taxes is based on an approximately 36.9% and 36.4%, estimated annual effective tax rate for the years 1998 and 1997, respectively. The provision for income taxes for the nine months ended September 30, 1998 and 1997 was $32,277,000, and $36,468,000, respectively.

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

                          The Colonial BancGroup, Inc.


Date: January 22, 1999                       By: /S/ W. Flake Oakley, IV
                                                 -------------------------------
                                                     W. Flake Oakley, IV
                                                 Its Chief Financial Officer