Form 10-K
period 1998-12-31
COLONIAL BANCGROUP INC
filed 1999-03-08
CIK 92339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 26, 1999 based on the closing price of $12.3750 per share for Common Stock was $1,268,807,104. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

     Shares of Common Stock outstanding at February 26, 1999 were 111,455,608.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Annual Report to Shareholders                     Part I,
    for fiscal year ended December 31, 1998                   Part II,
    as specifically referred to herein.                       and Part IV

Portions of Definitive Proxy Statement                        Part III
    for 1999 Annual Meeting as specifically
    referred to herein.

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

     Colonial Bank has 136 branches in Alabama, 82 branches in Florida, 19 branches in Georgia, three branches in Tennessee, three branches in Texas and seven branches in Nevada. Colonial Bank conducts a general commercial banking business in its respective service areas and offers banking services such as the receipt of demand, savings and time deposits, credit card services, safe deposit box services, the purchase and sale of investment securities and the extension of credit through personal, commercial and mortgage loans. Colonial Bank is active as a correspondent bank for unaffiliated banks. Colonial Mortgage Company ("CMC") is a subsidiary of Colonial Bank and is a mortgage banking company. CMC operates retail offices in Alabama and four divisional offices and six regional offices that originate loans in 35 states. CMC services approximately $14.7 billion in residential loans for third parties in 45 states. CMC's retail operation offers conventional, government and jumbo loan products directly to borrowers. CMC's wholesale operation offers somewhat limited products comprised of conventional and jumbo loan products to various mortgage brokers. CMC offers a wholesale government program from its home office in Montgomery, Alabama. CMC has relationships with all housing agencies such as VA, the Department of Housing and Urban Development, FHA, FHLMC and FNMA. CMC underwrites, closes and sells loans according to the guidelines required by these agencies. InterWest Mortgage, a wholly owned subsidiary of CMC, based in Reno, Nevada was acquired as part of the Interwest Bancorp acquisition on October 14, 1998. Interwest Mortgage operates full-service mortgage loan origination offices in three states. Another Colonial Bank subsidiary, CBG, Inc. owns certain trade names and trademarks which it licenses to BancGroup, Colonial Bank and CMC for use in their businesses. At December 31, 1998, Colonial Bank accounted for approximately 99.9% of BancGroup's consolidated assets. The principal activity of BancGroup is to supervise and coordinate the business of its subsidiaries and to provide them with capital and services. BancGroup derives substantially all of its income from dividends received from Colonial Bank. Various statutory provisions and regulatory policies limit the amount of dividends Colonial Bank may pay without regulatory approval. In addition, federal statutes restrict the ability of Colonial Bank to make loans to BancGroup.

     Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many issuers of commercial paper and other securities which are not banks. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions.

     BancGroup has three directly and wholly owned nonbanking subsidiaries that are currently active. The Colonial BancGroup Building Corporation was established primarily to own and lease the buildings and land used by Colonial Bank. Colonial Capital II, a Delaware business trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup. Colonial Asset Management, Inc. is an investment adviser registered under the Investment Adviser's Act of 1940.

     BancGroup and its subsidiaries employ approximately 3,666 persons. BancGroup's principal offices are located at and its mailing address is: One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

LENDING ACTIVITIES

     BancGroup's commercial banking loan portfolio is comprised primarily of commercial real estate loans (28%), residential real estate loans (34%) and real estate construction (commercial and residential) (14%). BancGroup's growth in loans over the past several years has been concentrated in commercial and residential real estate loans. In 1998, BancGroup experienced growth in commercial loans as well. The lending activities of Colonial Bank are dependent upon demand within the local markets of its branches. Based on this demand, loans collateralized by commercial and residential real estate have been the fastest growing component of Colonial Bank's loan portfolio.

     BancGroup, through the branches and loan production offices of Colonial Bank, makes loans for a range of business and personal uses in response to local demands for credit. Loans are concentrated in Alabama, Georgia, Florida, Nevada and Texas and are dependent upon economic conditions in those states. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia, Florida, Texas and Nevada are experiencing higher rates of growth, with the Las Vegas metropolitan area experiencing significant growth. The following broad categories of loans have varying risks and underwriting standards.

- Commercial Real Estate. Loans classified as commercial real estate loans are loans which are collateralized by real estate and substantially dependent upon cash flow from income-producing improvements attached to the real estate. For BancGroup, these primarily consist of apartments, hotels, office buildings, warehouses, shopping centers, amusement/recreational facilities, one- to four-family residential housing developments, and health service facilities.

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

- Real Estate Construction. Construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. Loan-to-value ratios for these loans do not exceed 80% to 85%. The principal risks associated with these loans are related to the borrowers' ability to complete the project, local market demand, the sales market, presales or preleasing, and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates, permanent loan take-out commitments, as well as other factors in underwriting construction loans.

- Real Estate Mortgages. These loans consist of loans made to finance one- to four-family residences and home equity loans on residences. BancGroup may loan up to 95% of appraised value on these loans without other collateral or security. The principal risks associated with one- to-four family residential loans are the borrowers' debt coverage ratios and real estate values.

- Commercial, Industrial, and Agricultural. Loans classified as commercial, industrial, and agricultural consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, retail, or service businesses.

  The risks associated with loans in this category are generally related to the earnings capacity of and the cash flows generated from the individual business activities of the borrowers. Collateral consists primarily of business equipment, inventory, and accounts receivables with loan-to-value ratios of less than 80%. Credit may be extended on an unsecured basis or in excess of 80% of collateral value, if the borrower's or guarantor's credit worthiness, the borrower's other banking relationships, the bank's lending experience with the borrower, or other potential sources of repayment support granting an exception to the policy.

- Consumer. Consumer loans are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans. Consumer loans are sometimes made on an unsecured basis or with loan-to-value ratios in excess of 80%.

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

     Colonial Bank funds loans primarily with customer deposits, approximately 13% of which are considered more rate sensitive or volatile than other deposits.

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

     Colonial Asset Management, Inc. is a registered investment adviser under the Investment Adviser's Act of 1940. It is regulated by the Securities Exchange Commission.

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

CAPITAL ADEQUACY

     The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 1998, BancGroup's total risk-based capital ratio was 9.85%, including 8.50% of Tier 1 capital. The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of an additional 100 to 200 basis points is required for banking organizations not meeting these criteria. As of December 31, 1998, BancGroup's leverage capital ratio was 6.22%. Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including restrictions on its operations and activities.

     As regards depository institutions, federal banking statutes establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action.

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

ADDITIONAL INFORMATION

     Additional information, including statistical information concerning the business of BancGroup, is set forth in BancGroup's Annual Report to Shareholders for the year ended December 31, 1998, at pages 24 through 50 under the captions "Selected Financial Data, Selected Quarterly Financial Data 1998-1997" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

EXECUTIVE OFFICERS AND DIRECTORS

     Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

ITEM 2.  PROPERTIES

     The principal executive offices of BancGroup, Colonial Bank, and CMC are located in Montgomery, Alabama in the Colonial Financial Center and are leased from G.C. Associates I, Joint Venture, a partnership owned 50% by affiliates of BancGroup's principal stockholder. These leased premises comprise 68,142 square feet of office space.

     As of December 31, 1998, Colonial Bank owned 165 and leased 85 of their full-service banking offices. See Notes 8 and 13 of the Consolidated Financial Statements included in the Annual Report to Shareholders, which is incorporated herein by reference. Colonial Asset Management, Inc. leased offices in Ponte Vedra Beach, Florida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     "Market Price of and Dividends Declared on Common Stock" is contained on page 76 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" and "Selected Quarterly Financial Data 1998-1997" on pages 24 through 26 of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 50 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

     "Year 2000 Readiness Disclosure" on pages 36 and 37 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 50 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements set forth in BancGroup's Annual Report to Shareholders for 1998 at pages 51 through 75 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to BancGroup's directors is contained in BancGroup's proxy statement dated March 17, 1999, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   NAME, AGE AND YEAR BECAME      POSITION AND OFFICES HELD WITH   PRESENT AND PRINCIPAL OCCUPATION
       EXECUTIVE OFFICER            BANCGROUP AND SUBSIDIARIES         FOR THE LAST FIVE YEARS
   -------------------------      ------------------------------   --------------------------------
Robert E. Lowder...............  Chairman of the Board and Chief   Chairman of the Board and Chief
56, 1981                           Executive Officer, Colonial       Executive Officer, Colonial
                                   BancGroup; Chairman of the        BancGroup; Chairman of the
                                   Board and Chief Executive         Board and Chief Executive
                                   Officer, Colonial Bank;           Officer, Colonial Bank;
                                   Director, Birmingham Region;      Chairman of the Board,
                                   Director, Huntsville Region;      Colonial Mortgage Co.;
                                   Director, Northwest Region;       Chairman of the Board and
                                   Director, East Central Region;    President, Colonial
                                   Director, Gulf Coast Region;      Broadcasting until July 1,
                                   Director, Montgomery Region;      1998, Montgomery, AL
                                   Director, Central Florida
                                   Region; Director, South
                                   Florida Region; Director, Bay
                                   Area Region; Director,
                                   Southwest Florida Region;
                                   Chairman of the Board, Atlanta
                                   Region; Director, Nevada
                                   Region; Director, Dallas
                                   Region; Director, Central
                                   Georgia Region; Chairman,
                                   Executive Committee, Colonial
                                   BancGroup; Chairman of the
                                   Board, Colonial Mortgage Co.
P.L. "Mac" McLeod, Jr..........  President, Colonial BancGroup;    President, Colonial BancGroup
50, 1997                           Chairman of the Board,            since August 1997; President and
                                   Montgomery Region;                CEO, Colonial Bank Montgomery
                                   Director, North Georgia           Region 1984 to August 1997,
                                   Region; President, Colonial       Montgomery, AL
                                   Bank; Chairman, Colonial
                                   Asset Management, Inc.;
                                   Director, CBG, Inc.
W. Flake Oakley, IV............  Executive Vice President, Chief   Chief Financial Officer,
45, 1989                           Financial Officer, Treasurer      Secretary and Treasurer,
                                   and Secretary of Colonial         BancGroup, since June 1991;
                                   BancGroup; Executive Vice         Chief Financial Officer and
                                   President, Chief Financial        Treasurer since October, 1990;
                                   Officer, Treasurer, Cashier       Senior Vice President and
                                   and Secretary of Colonial         Controller from April 1989 to
                                   Bank; Director and Secretary,     October 1990, Montgomery, AL
                                   Colonial Asset Management,
                                   Inc.

   NAME, AGE AND YEAR BECAME      POSITION AND OFFICES HELD WITH   PRESENT AND PRINCIPAL OCCUPATION
       EXECUTIVE OFFICER            BANCGROUP AND SUBSIDIARIES         FOR THE LAST FIVE YEARS
   -------------------------      ------------------------------   --------------------------------
Young J. Boozer, III...........  Executive Vice President -- Risk  Executive Vice President since
50, 1986                           Management; Executive Vice        1986; Executive Vice
                                   President, Colonial BancGroup     President -- Risk Management,
                                   Building Corp.                    BancGroup since 1998;
                                                                     President, Colonial Investment
                                                                     Services, Inc. (a subsidiary
                                                                     of Colonial Bank) 1993 to
                                                                     1997, Montgomery, AL
Michelle Condon................  Executive Vice                    Executive Vice
44, 1995                         President -- Retail Banking         President -- Retail Banking,
                                                                     BancGroup since 1995; Colonial
                                                                     Bank -- Vice President,
                                                                     Budgeting & Planning, Colonial
                                                                     Bank 1990 to 1995, Montgomery,
                                                                     AL

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in BancGroup's proxy statement dated March 17, 1999 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in BancGroup's proxy statement dated March 17, 1999, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in BancGroup's proxy statement dated March 17, 1999, under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;
(iv) changes in the interest rate environment which reduce margins (v) changes in mortgage servicing rights prepayment assumptions; (vi) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vii) changes which may occur in the regulatory environment; (viii) a significant rate of inflation (deflation); (ix) changes in the securities markets and (x) events specifically relating to Year 2000 readiness. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The following financial statements are incorporated herein by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998;

        Consolidated Statements of Condition as of December 31, 1998 and 1997.

        Consolidated Statements of Income for the years ended December 31, 1998,
         1997, and 1996.

        Consolidated Statements of Comprehensive Income for the years ended
         December 31, 1998, 1997 and 1996.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1998, 1997, and 1996.

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

     3. Exhibits

EXHIBITS AND DESCRIPTION
------------------------
Exhibit 3   --   Articles of Incorporation and Bylaws:
3.1         --   Restated Certificate of Incorporation of the Registrant,
                 filed as Exhibit 4.1 to the Registrant's Current Report on
                 Form 8-K, dated February 21, 1995, and incorporated herein by reference.
3.2         --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
3.3         --   Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
Exhibit 4   --   Instruments defining the rights of security holders:
4.1         --   Article 4 of the Restated Certificate of Incorporation of
                 the Registrant filed as Exhibit 4.1 to the Registrant's
                 Current Report on Form 8-K, dated February 21, 1995, and
                 incorporated herein by reference.
4.2         --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
4.3         --   Article II of the Bylaws of the Registrant filed as Exhibit
                 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
4.4         --   Dividend Reinvestment and Common Stock Purchase Plan of the
                 Registrant dated January 15, 1986, and Amendment No, 1
                 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4 (File
                 No, 33-07015), effective July 15, 1986, and incorporated
                 herein by reference.

EXHIBITS AND DESCRIPTION
------------------------
4.5         --   All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                 pursuant to clause 4(iii) of Item 601(b) of Regulation S-K;
                 to be furnished upon request of the Commission.
Exhibit 10  --   Material Contracts:
10.1        --   Second Amendment and Restatement of 1982 Incentive Stock
                 Plan of the Registrant, filed as Exhibit 4-1 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
10.2        --   Second Amendment and Restatement to 1982 Nonqualified Stock
                 Option Plan of the Registrant filed as Exhibit 4-2 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
10.3        --   1992 Incentive Stock Option Plan of the Registrant, as
                 amended, filed as Exhibit 10.1 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
10.4        --   1992 Nonqualified Stock Option Plan of the Registrant as
                 amended, filed as Exhibit 10.2 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
10.5        --   General Security Agreement by and between the Registrant and
                 Barclay's Bank PLC, National Association, dated December 30,
                 1998 and Promissory Note, dated December 30, 1998.
10.6        --   The Colonial BancGroup, Inc. First Amended and Restated
                 Restricted Stock Plan for Directors, as amended, included as
                 Exhibit 10(C)(1) to the Registrant's Registration Statement
                 on Form S-4 (File No. 33-52952), and incorporated herein by reference.
10.7        --   The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                 included as Exhibit 10(C)(2) to the Registrant's
                 Registration Statement as Form S-4 (File No. 33-52952), and
                 incorporated herein by reference.
10.8        --   Indenture dated as of January 29, 1997 between The Colonial
                 BancGroup, Inc. and Wilmington Trust Company, as Debenture
                 Trustee dated as of, included as Exhibit 4(A) to
                 Registrant's Registration Statement on Form S-4 (File No.
                 333-22135), and incorporated herein by reference.
Exhibit 11  --   Statement Regarding Computation of Earnings Per Share.
Exhibit 12  --   Statement Regarding Computation of Ratio of Earnings to
                 Fixed Charges.
Exhibit 13  --   Portions of the 1998 Annual Report to Security Holders.
                 (Such annual report, except for those portions expressly
                 incorporated by reference in this report, is furnished
                 solely for the information of the Commission and is not
                 deemed to be filed as part of this report).
Exhibit 21  --   List of subsidiaries of the Registrant.
Exhibit 23  --   Consents of experts and counsel:
23.1        --   Consent of PricewaterhouseCoopers LLP.
Exhibit 24  --   Power of Attorney.

(b) Registrant's Current Reports on Form 8-K dated October 1, 1998, December 2, 1998 and December 21, 1998, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 5th day of March, 1999.

                                         THE COLONIAL BANCGROUP, INC.

                                         By: /s/ ROBERT E. LOWDER
                                           -------------------------------------
                                           Robert E. Lowder
                                           Its Chairman of the Board of
                                           Directors and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

/s/ ROBERT E. LOWDER                                   Chairman of the Board of               **
-----------------------------------------------------    Directors and Chief Executive
Robert E. Lowder                                         Officer

/s/ W. FLAKE OAKLEY, IV                                Chief Financial Officer,               **
-----------------------------------------------------    Secretary and Treasurer
W. Flake Oakley, IV                                      (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)

*                                                      Director                               **
-----------------------------------------------------
Lewis Beville

*                                                      Director                               **
-----------------------------------------------------
William Britton

*                                                      Director                               **
-----------------------------------------------------
Jerry J. Chesser

*                                                      Director                               **
-----------------------------------------------------
Augustus K. Clements, III

*                                                      Director                               **
-----------------------------------------------------
Robert C. Craft

                                                       Director
-----------------------------------------------------
Patrick F. Dye

*                                                      Director                               **
-----------------------------------------------------
James L. Hewitt

*                                                      Director                               **
-----------------------------------------------------
Clinton O. Holdbrooks

*                                                      Director                               **
-----------------------------------------------------
Harold D. King

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
*                                                      Director                               **
-----------------------------------------------------
John Ed Mathison

*                                                      Director                               **
-----------------------------------------------------
Milton E. McGregor

*                                                      Director                               **
-----------------------------------------------------
John C. H. Miller, Jr.

                                                       Director
-----------------------------------------------------
Joe D. Mussafer

*                                                      Director                               **
-----------------------------------------------------
William E. Powell

*                                                      Director                               **
-----------------------------------------------------
Jack H. Rainer

*                                                      Director                               **
-----------------------------------------------------
Jimmy Rane

*                                                      Director                               **
-----------------------------------------------------
Frances E. Roper

*                                                      Director                               **
-----------------------------------------------------
Simuel Sippial

*                                                      Director                               **
-----------------------------------------------------
Ed V. Welch

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ W. FLAKE OAKLEY, IV
--------------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: March 5, 1999

                                 EXHIBIT INDEX

Exhibit 3    --  Articles of Incorporation and Bylaws:
3.1          --  Restated Certificate of Incorporation of the Registrant,
                   filed as Exhibit 4.1 to the Registrant's Current Report on
                   Form 8-K, dated February 21, 1995, and incorporated herein by reference..............................................
3.2          --  Amendment to Article 4 of Registrant's Restated Certificate
                   of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4
                   (File No. 333-56241), effective June 22, 1998, and
                   incorporated herein by reference..........................
3.3          --  Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference...
Exhibit 4    --  Instruments defining the rights of security holders:
4.1          --  Article 4 of the Restated Certificate of Incorporation of
                   the Registrant filed as Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K, dated February 21, 1995, and
                   incorporated herein by reference..........................
4.2          --  Amendment to Article 4 of Registrant's Restated Certificate
                   of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4
                   (File No. 333-56241), effective June 22, 1998, and
                   incorporated herein by reference..........................
4.3          --  Article II of the Bylaws of the Registrant filed as Exhibit
                   4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference...
4.4          --  Dividend Reinvestment and Class A Common Stock Purchase Plan
                   of the Registrant dated January 15, 1986, and Amendment
                   No. 1 thereto dated as of June 10, 1986, filed as Exhibit
                   4(C) to the Registrant's Registration Statement on Form
                   S-4 (File No. 33-07015), effective July 15, 1986, and
                   incorporated herein by reference..........................
4.5          --  All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                   pursuant to clause 4(iii) of Item 601(b) of Regulation
                   S-K; to be furnished upon request of the Commission.......
Exhibit 10   --  Material Contracts:
10.1         --  Second Amendment and Restatement of 1982 Incentive Stock
                   Plan of the Registrant, filed as Exhibit 4-1 to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-41036), effective June 4, 1991, and incorporated herein by reference..............................................
10.2         --  Second Amendment and Restatement to 1982 Nonqualified Stock
                   Option Plan of the Registrant filed as Exhibit 4-2 to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-41036), effective June 4, 1991, and incorporated herein by reference..............................................
10.3         --  1992 Incentive Stock Option Plan of the Registrant, as
                   amended, filed as Exhibit 10.1 to Registrant's
                   Registration Statement on Form S-8 (File No. 333-71841),
                   effective February 5, 1999, and incorporated herein by
                   reference.................................................
10.4         --  1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 10.2 to Registrant's Registration Statement on
                   Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference......................

10.5         --  General Security Agreement by and between the Registrant and
                   Barclay's Bank LLP dated December 30, 1998 and Promissory
                   Note dated December 30, 1998..............................
10.6         --  The Colonial BancGroup, Inc. First Amended and Restated
                   Restricted Stock Plan for Directors, as amended, included
                   as Exhibit 10(C)(1) to the Registrant's Registration
                   Statement as Form S-4 (File No. 33-52952), and
                   incorporated herein by reference..........................
10.7         --  The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                   included as Exhibit 10(C)(2) to the Registrant's
                   Registration Statement as Form S-4 (File No. 33-52952),
                   and incorporated herein by reference......................
10.8         --  Indenture dated as of January 29, 1997 between The Colonial
                   BancGroup, Inc. and Wilmington Trust Company, as Debenture
                   Trustee dated as of, included as Exhibit 4(A) to
                   Registrant's Registration Statement on Form S-4 (File No.
                   333-22135), and incorporated herein by reference..........
Exhibit 11   --  Statement Regarding Computation of Earnings Per Share.......
Exhibit 12   --  Statement Regarding Computation of Ratio of Earnings to
                   Fixed Charges.............................................
Exhibit 13   --  Portions of the 1998 Annual Report to Security Holders.
                   (Such annual report, except for those portions expressly
                   incorporated by reference in this report, is furnished
                   solely for the information of the Commission and is not
                   deemed to be filed as part of this report.)...............
Exhibit 21   --  List of subsidiaries of the Registrant......................
Exhibit 23   --  Consents of experts and counsel:
23.1         --  Consent of PricewaterhouseCoopers LLP.......................
Exhibit 24   --  Power of Attorney

(b) Registrant's Current Reports on Form 8-K dated October 1, 1998, December 2, 1998 and December 21, 1998, and incorporated herein by reference.

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                             EXHIBITS TO FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NO. 0-07945

                          THE COLONIAL BANCGROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)