Form 10-Q
period 1999-03-31
COLONIAL BANCGROUP INC
filed 1999-05-17
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999        COMMISSION FILE NUMBER 1-13508




                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 63-0661573
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                               One Commerce Street
                            Montgomery, Alabama 36104
--------------------------------------------------------------------------------
                    (Address of principle executive offices)

                                 (334) 240-5000
--------------------------------------------------------------------------------
                         (Registrant's telephone number)




Indicate by check mark whether the registrant (1)      has filed all reports
required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                               Outstanding at April 30, 1999
--------------------------------------------------------------------------------
 Common Stock, $2.50 Par Value                           111,599,108

THE COLONIAL BANCGROUP, INC.

                                      INDEX

                                                                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Condition - March 31, 1999, December 31, 1998 and March 31, 1998              1

        Consolidated Statements of Income - Three months ended March 31, 1999 and March 31, 1998                 2

        Consolidated Statements of Comprehensive Income - Three months ended March 31, 1999
        and March 31, 1998                                                                                       3

        Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and March 31, 1998             4

        Notes to Consolidated Financial Statements - March 31, 1999                                              5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                       20

Item 6. Exhibits and Reports on Form 8-K                                                                        20

SIGNATURES                                                                                                      21

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;
(iv) changes in the interest rate environment which reduce margins (v) changes in mortgage servicing rights prepayment assumptions; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in the securities markets; (ix) changes in the securities markets; and (x) specifically relating to Year 2000 readiness disclosure, vendor representations, technological advancements, and economic factors including liquidity availability. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                      March 31,        December 31,         March 31,
                                                                        1999               1998               1998*
                                                                    -----------        -----------        -----------

Assets:
  Cash and due from banks                                           $   425,400        $   437,719        $   361,898
  Interest-bearing deposits in banks and federal funds sold              85,726             57,247            129,746
  Securities held for trading                                                --                 --             24,824
  Securities available for sale                                       1,311,503          1,414,218            816,026
  Investment securities                                                 160,925            170,954            311,810
  Mortgage loans held for sale                                          696,833            692,042            476,655
  Loans, net of unearned income                                       7,328,566          7,110,295          6,167,997
  Less:  Allowance for possible loan losses                             (86,162)           (83,562)           (74,910)
                                                                    -----------        -----------        -----------
  Loans, net                                                          7,242,404          7,026,733          6,093,087
  Premises and equipment, net                                           184,193            181,617            166,577
  Excess of cost over tangible and identified intangible
     assets acquired, net                                                83,506             84,893             78,906
  Mortgage servicing rights                                             221,520            183,469            151,618
  Other real estate owned                                                 9,324              8,728             12,896
  Accrued interest and other assets                                     218,065            198,665            146,200
                                                                    -----------        -----------        -----------
TOTAL ASSETS                                                        $10,639,399        $10,456,285        $ 8,770,243
                                                                    ===========        ===========        ===========



Liabilities and Shareholders' Equity:
  Deposits                                                          $ 7,555,520        $ 7,446,153        $ 6,762,538
  FHLB short-term borrowings                                            595,000            769,987            460,000
  Other short-term borrowings                                           820,568            740,981            307,780
  Subordinated debt                                                     112,480             12,542             13,125
  Trust preferred securities                                             70,000             70,000             70,000
  FHLB long-term debt                                                   572,956            528,163            283,693
  Other long-term debt                                                  135,588            135,742             93,636
  Other liabilities                                                     117,215            112,910            150,735
                                                                    -----------        -----------        -----------
Total liabilities                                                     9,979,327          9,816,478          8,141,507
                                                                    -----------        -----------        -----------


Shareholders' equity:
  Preference Stock $2.50 par value; 1,000,000 shares
    authorized, none issued
  Common Stock, $2.50 par value; 200,000,000 shares
    authorized, 111,562,377, 110,962,365, and 109,941,543**
    shares issued and outstanding at March 31, 1999,
    December 31, 1998 and March 31, 1998, respectively                  278,906            277,406            274,854
  Treasury shares (16,892 and 26,501 shares at
    March 31, 1999 and December 31, 1998, respectively)                    (227)              (355)                --
  Additional paid in capital                                            116,365            113,469            109,619
  Retained earnings                                                     266,988            249,297            244,909
  Unearned compensation                                                  (2,066)            (2,348)            (3,604)
  Accumulated other comprehensive income,
    net of taxes                                                            106              2,338              2,958
                                                                    -----------        -----------        -----------
Total shareholders' equity                                              660,072            639,807            628,736
                                                                    -----------        -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $10,639,399        $10,456,285        $ 8,770,243
                                                                    ===========        ===========        ===========

*See Note A.
**See Note E.




     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -----------------------
                                                                              1999           1998*
                                                                           --------       --------
INTEREST INCOME:
  Interest and fees on loans                                               $162,614       $142,402
  Interest on investments                                                    23,440         16,046
  Other interest income                                                         558          1,709
                                                                           --------       --------
Total interest income                                                       186,612        160,157
                                                                           --------       --------

INTEREST EXPENSE:
  Interest on deposits                                                       64,665         62,354
  Interest on short-term borrowings                                          19,097         10,121
  Interest on long-term debt                                                 11,898          6,153
                                                                           --------       --------
Total interest expense                                                       95,660         78,628
                                                                           --------       --------

NET INTEREST INCOME                                                          90,952         81,529
Provision for possible loan losses                                            6,019          3,951
                                                                           --------       --------
Net Interest Income After Provision for Possible Loan Losses                 84,933         77,578
                                                                           --------       --------

NONINTEREST INCOME:
  Mortgage servicing and origination fees                                    12,176         10,271
  Service charges on deposit accounts                                         9,445          8,702
  Other charges, fees and commissions                                         2,789          2,246
  Securities gains (losses), net                                                  9            178
  Other income                                                               10,578          7,115
                                                                           --------       --------
Total noninterest income                                                     34,997         28,512
                                                                           --------       --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                             29,577         28,457
  Occupancy expense, net                                                      7,293          6,590
  Furniture and equipment expenses                                            6,512          5,955
  Year 2000 expense                                                             143          2,330
  Acquisition and restructuring expense                                         464          6,119
  Other expense                                                              31,547         26,330
                                                                           --------       --------
Total noninterest expense                                                    75,393         73,482
                                                                           --------       --------

Income before income taxes                                                   44,537         32,608
Applicable income taxes                                                      16,389         11,810
                                                                           --------       --------
Net Income                                                                 $ 28,148       $ 20,798
                                                                           ========       ========
Earnings per share**:

  Basic and Diluted                                                        $   0.25       $   0.19


*See Note A
**See Note E.




     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   1999            1998*

NET INCOME:                                                                      $28,148        $20,798
Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities available for sale
   arising during the period, net of taxes                                        (2,227)           861
  Less: reclassification adjustment for net (gains)
   losses included in net income                                                      (5)          (126)

Comprehensive income                                                             $25,916        $21,533





*See Note A.



     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1999           1998*

NET CASH USED IN OPERATING ACTIVITIES                                       $ (13,334)      $(153,528)
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                   116,051          78,219
  Proceeds from sales of securities available for sale                         33,170          40,028
  Purchase of securities available for sale                                   (50,372)       (239,510)
  Proceeds from maturities of investment securities                             9,969          73,565
  Purchase of investment securities                                                --         (70,873)
  Net increase in securities held for trading                                      --         (24,824)
  Net increase in loans                                                      (226,774)        (54,074)
  Cash received in bank acquisitions/dispositions                                  --           9,943
  Capital expenditures                                                         (8,080)         (6,607)
  Proceeds from sale of other real estate owned                                 3,659           3,843
  Other, net                                                                       75           1,048
NET CASH USED IN INVESTING ACTIVITIES                                        (122,302)       (189,242)
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                          109,368         221,952
  Net (decrease) increase in federal funds purchased,
      repurchase agreements and other short-term borrowings                   (95,142)         26,802
  Proceeds from issuance of long-term debt                                    149,992         138,242
  Repayment of long-term debt                                                  (5,620)           (242)
  Proceeds from issuance of common stock                                        3,658           2,835
  Dividends paid                                                              (10,460)         (7,648)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     151,796         381,941
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      16,160          39,171
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                494,966         452,473
CASH AND CASH EQUIVALENTS AT MARCH 31                                       $ 511,126       $ 491,644


Disclosure of cash flow information
Cash paid during three months for:
    Interest                                                                $  99,291       $  83,082
    Income taxes                                                                6,068          15,129
Non-cash investing activities:
  Transfer of loans to other real estate                                    $   4,870       $   3,166
  Origination of loans for the sale of other real estate                           --             138
Non-cash financing activities:
  Conversion of subordinated debentures                                     $      54       $     688
  Assets acquired in business combinations                                         --         144,821
  Liabilities assumed in business combinations                                     --         138,023



*See Note A.




     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1998 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1998 annual report on Form 10-K. The March 31, 1998 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with Commercial Bank of Nevada, FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and InterWest Bancorp.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and 1998 and the results of operations and cash flows for the interim periods ended March 31, 1999 and 1998. All 1999 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATIONS

         The Company did not enter into any business combinations for the three months ended March 31, 1999. Business combinations in fiscal year 1998 resulted in the restatement of March 31, 1998 financial statements. Presented below is BancGroup's summary of operating information for the three months ended March 31, 1998, showing the effect of business combinations previously reported:

                         As Previously       Effect of         Currently
                            Reported          Poolings         Reported

Net interest income          $73,432           $8,097           $81,529
Non-interest income           26,075            2,437            28,512
Net income                    17,950            2,848            20,798


NOTE C - COMMITMENTS AND CONTINGENCIES

         BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 1999, will have a materially adverse effect on BancGroup's financial statements.

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

         On October 12, 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise." This statement is effective for the first fiscal quarter beginning after December 15, 1998. The company is not currently involved in these activities and therefore the adoption of SFAS No. 134 had no impact on BancGroup's financial statements.

NOTE E: STOCK SPLIT

         The March 31, 1998 information has been restated to reflect a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on August 14, 1998.

NOTE F: MORTGAGE SERVICING RIGHTS

         An analysis of mortgage servicing rights and the related valuation reserve is as follows:

(In thousands)                    March 31, 1999         March 31, 1998
--------------------------------------------------------------------------------
Mortgage Servicing Rights
Balance, January 1                   $221,798             $142,040
Additions, net                         16,306               12,079
Scheduled amortization                (10,181)              (4,386)
Hedge losses applied                   26,338                 --
--------------------------------------------------------------------------------
Balance, March 31                    $254,261             $149,733
================================================================================
Valuation Reserve
Balance, January 1                   $ 38,329             $  1,361
Reduction                              (5,588)                --
Additions                                --                    524
--------------------------------------------------------------------------------
Balance, March 31                      32,741                1,885
--------------------------------------------------------------------------------
Mortgage Servicing Rights, Net       $221,520             $151,618
================================================================================


         The estimated fair value of mortgage servicing rights was $228,721,000 at March 31, 1999. As of March 31, 1999, Colonial Mortgage services approximately $15.9 billion of loans for third parties.

NOTE G: EARNINGS PER SHARE

         The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(Dollars in thousands,                                                Per Share
except per share amounts)          Income            Shares             Amount
--------------------------------------------------------------------------------
1999
Basic EPS
  Net income                      $28,148            111,330          0.25
  Effect of dilutive securities
    Options                                            1,304
    Convertible debentures             55                349
--------------------------------------------------------------------------------
Diluted EPS                       $28,203            112,983          0.25
--------------------------------------------------------------------------------
1998
Basic EPS
  Net income                      $20,798            109,233          0.19
  Effect of dilutive securities
    Options                                            2,154
    Convertible debentures             64                862
--------------------------------------------------------------------------------
Diluted EPS                       $20,862            112,249          0.19
--------------------------------------------------------------------------------

NOTE H: SEGMENT INFORMATION

         Through its wholly owned subsidiary Colonial Bank and Colonial Bank's wholly owned subsidiary Colonial Mortgage Company ("CMC"), BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Colonial Bank provides general Commercial Banking services in 250 branches throughout 6 states. As both an originator and servicing agent of mortgage loans, CMC provides services in 45 states.

         Operating results of the two segments reflect those which are specifically identifiable or which are based on an internal allocation method. The two segments are designed around BancGroup's organizational and management structure and while the assignments and allocations have been consistently applied for all periods presented, the results are not necessarily comparable to similar information published by other financial institutions.

         The following table reflects the approximate amounts of consolidated revenue, expense, and assets for the quotas ended March 31, for each segment:

LINE OF BUSINESS RESULTS

(In thousands)

                                                        Colonial        Colonial                     Consolidated
QUARTER ENDED MARCH 31, 1999                              Bank          Mortgage          Other        BancGroup
----------------------------------------------------------------------------------------------------------------

Net interest income                                     $ 89,516        $  3,534        $ (2,098)       $ 90,952
Provision for possible loan losses                        (6,019)             --              --          (6,019)
Noninterest income                                        16,688          18,117             193          34,998
Amortization and depreciation                              3,278           5,836          (1,042)          8,072
Noninterest expense                                       51,191          14,764           1,367          67,322
----------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                      45,716           1,051          (2,230)         44,537
Income taxes                                             (16,727)           (389)            727         (16,389)
----------------------------------------------------------------------------------------------------------------
Net Income (loss)                                         28,989             662          (1,503)         28,148
Acquisition and restructuring costs, net of taxes            315              --              --             315
Year 2000 expense, net of taxes                               86               3              --              89

Income excluding acquisition and restructuring
  costs and Year 2000 expense                           $ 29,390        $    665          (1,503)       $ 28,552
----------------------------------------------------------------------------------------------------------------


                                                        Colonial        Colonial                     Consolidated
QUARTER ENDED MARCH 31, 1998                              Bank          Mortgage          Other        BancGroup
----------------------------------------------------------------------------------------------------------------

Net interest income                                     $ 80,970        $  2,202        $ (1,643)       $ 81,529
Provision for possible loan losses                        (3,951)             --              --          (3,951)
Noninterest income                                        14,044          14,478             (10)         28,512
Amortization and depreciation                              5,748           5,161              83          10,992
Noninterest expense                                       54,921           7,038             531          62,490
Pretax income (loss)                                      30,394           4,481          (2,267)         32,608
Income taxes                                             (10,739)         (1,684)            613         (11,810)
----------------------------------------------------------------------------------------------------------------
Net Income (loss)                                         19,655           2,797          (1,654)         20,798
Acquisition and restructuring costs, net of taxes          4,147              --              14           4,161
Year 2000 expense, net of taxes                            1,224             223              --           1,447

Income excluding acquisition and restructuring          $ 25,026        $  3,020        $ (1,640)         26,406
----------------------------------------------------------------------------------------------------------------
costs and Year 2000 expense



* Restated financial results above reflect the business combinations with Commercial Bank of Nevada and FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and Interwest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the three months and twelve months ended March 31, 1999, respectively, as follows (in thousands):

                                                December 31, 1998                         March 31, 1998
                                                to March 31, 1999                        to March 31, 1999
                                                     Increase                                Increase
                                              Amount             %                    Amount            %

ASSETS
  Colonial Bank                             $ 135,849           1.4%                $1,521,500         18.7%
   CMC                                         47,251           5.0                    350,738         55.4
   Other                                           15           0.1                     (3,082)       -20.2
-----------------------------------------------------------------------------------------------------------
Total assets                                $ 183,115           1.8                 $1,869,156         21.3
Securities                                   (112,746)         -7.1                    319,768         27.7
Mortgage loans held for sale                    4,791           0.7                    220,178         46.2
Loans, net of unearned income                 218,271           3.1                  1,160,569         18.8
Mortgage Servicing Rights                      38,051          20.7                     69,902         46.1
Deposits                                      109,367           1.5                    792,982         11.7
Long term debt                                144,577          18.1                    430,570         93.5


Assets:

         BancGroup's assets as restated have increased 21.3% since March 31, 1998. The Company's strategy has been to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida. With the mergers of CBN in Las Vegas, Nevada, FirstBank and TB&T in Dallas, Texas and InterWest in Reno, Nevada, BancGroup has expanded into growth markets outside the Southeast. Asset growth of $183 million during the first three months of 1999 has resulted from internal loan growth.

Securities:

         Investment securities and securities available for sale have increase $320 million (27%) from March 31, 1998 to March 31, 1999. In 1998, BancGroup entered into reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston under which it purchased mortgage backed securities totaling approximately $449 million of which approximately $328 million was outstanding at March 31, 1999. These securities are collateral for $318 million in debt of which $309 million was outstanding at March 31, 1999.

Loans and Mortgage Loans Held for Sale:

         Loans, net of unearned income, have increased $1.2 billion (18.8%) and $218 million (3.1%) from March 31, 1998 and December 31, 1998, respectively. This increase is primarily due to 13% (annualized) and 18% internal loan growth from December 31, 1998 and March 31, 1998, respectively.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amount to approximately $1.2 billion and $0.8 billion and sales thereof amounted to approximately $1.2 billion and $0.6 billion during the three months ended March 31, 1999 and 1998, respectively. The increase in originations in 1999 was primarily due to a decrease in interest rates which resulted in an increase in loan originations.

GROSS LOANS BY CATEGORY                              MARCH 31,                 Dec. 31,               MARCH 31,
(In thousands)                                         1999                      1998                   1998
                                                    ----------                ----------            ----------
Commercial, financial, and agricultural             $1,189,209                $1,102,446            $  796,870
Real estate-commercial                               2,201,457                 2,006,851             1,750,021
Real estate-construction                             1,038,092                 1,028,471               720,044
Real estate-residential                              2,383,738                 2,438,236             2,482,494
Installment and consumer                               317,085                   344,860               346,102
Other                                                  199,329                   189,934                72,990
                                                    ----------                ----------            ----------
Total loans                                         $7,328,910                $7,110,798            $6,168,521
                                                    ==========                ==========            ==========

         The majority of the $218 million in loan growth for 1999 has been in loans collateralized by commercial real estate which increased approximately $194 million from December 31, 1998. The increase of $1.2 billion from March 31, 1998 consisted primarily of Commercial loans ($392,000), Commercial real estate loans ($451,000) and construction loans ($319,000). The growth in 1999 as well as over the previous year was spread throughout the Company's Alabama, Georgia and Florida markets. Residential real estate loans, decreased $54 million and $98 million from December 31, 1998 and March 31, 1998, respectively. This decline in residential real estate is primarily attributable to the refinancing of these predominately adjustable rate (ARM) loans to fixed rate loans. The Company generally sells fixed rate loans in the secondary markets resulting in net reductions in outstanding balances. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's markets in Florida.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                            Percent of                    Percent of                  Percent of
                               MARCH 31,     Loans to        Dec. 31,      Loans to      March 31,     Loans to
(In thousands)                   1999       Total Loans        1998       Total Loans      1998       Total Loans
                               ---------    -----------      --------     -----------    ---------    -----------

Commercial, financial,
  and agricultural              $19,777        16.2%         $19,068         15.5        $15,818          12.9%
Real estate-commercial           31,427        30.0           30,382         28.2         27,341          28.4
Real estate-construction         14,597        14.2           14,681         14.5         13,511          11.7
Real estate-mortgage             11,919        32.5           12,191         34.3         12,412          40.2
Installment and consumer          4,500         4.3            4,930          4.8          4,839           5.6
Other                             3,942         2.7            2,310          2.7            989           1.1
                                -------       -----          -------        -----        -------         -----
TOTAL                           $86,162       100.0%          83,562        100.0%        74,910         100.0%
                                =======       =====          =======        =====        =======         =====

SUMMARY OF LOAN LOSS EXPERIENCE

                                                              THREE MONTHS           Year          Three Months
                                                                  ENDED             Ended             Ended
(In thousands)                                                MARCH 31, 1999    Dec. 31, 1998     March 31, 1998
                                                              --------------    -------------     --------------

Allowance for possible loan losses - January 1                   $83,562           $72,107           $72,107

Charge-offs:
  Commercial, financial, and agricultural                            703             6,001               717
  Real estate-commercial                                             305             3,273               853
  Real estate-construction                                           199             1,731               144
  Real estate-residential                                            437             3,380               363
  Installment and consumer                                         1,266             6,803             1,699
  Other                                                            1,691             1,469               167
                                                                 -------           -------           -------
Total charge-offs                                                  4,601            22,657             3,943
                                                                 -------           -------           -------

Recoveries:
  Commercial, financial, and agricultural                            356             1,206               452
  Real estate-commercial                                              63             1,399               164
  Real estate-construction                                            20                43                28
  Real estate-residential                                            104               545                74
  Installment and consumer                                           573             1,945               522
  Other                                                               66               789                39
                                                                 -------           -------           -------
Total recoveries                                                   1,182             5,927             1,279
                                                                 -------           -------           -------

Net charge-offs                                                    3,419            16,730             2,664
Addition to allowance charged to operating expense                 6,019            26,345             3,951
Allowance added from business combinations                            --             1,840             1,516
                                                                 -------           -------           -------
Allowance for possible loan losses-end of period                 $86,162           $83,562           $74,910
                                                                 =======           =======           =======

Asset quality as measured by nonperforming assets remains strong at 0.61% of net loans and other real estate. Nonperforming assets have increased $1.6 million from December 31, 1998. The increase in nonperforming assets primarily resulted from a $1.0 million increase in nonperforming loans and a $694,000 increase in other real estate and repossessions. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve is 1.18% of loans at March 31, 1999 and at December 31, 1998 compared to 1.21% at March 31, 1998.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

(In thousands)                                           MARCH 31, 1999         Dec. 31, 1998      March 31, 1998
                                                         --------------         -------------      --------------
Nonaccrual loans                                             $33,826               $32,823             $28,889
Restructured loans                                             1,290                 1,334               1,458
                                                             -------               -------             -------
  Total nonperforming loans*                                  35,116                34,157              30,347
Other real estate owned                                        8,858                 8,164              12,225
Repossessions                                                    466                   564                 671
                                                             -------               -------             -------
  Total nonperforming assets*                                $44,440               $42,885             $43,243
                                                             =======               =======             =======
Aggregate loans contractually past due 90 days
  for which interest is being accrued                        $ 5,877               $ 8,992             $ 6,853
Net charge-offs year-to-date                                 $ 3,419               $16,730             $ 2,664

RATIOS
Period end:
  Total nonperforming assets as a percent of net
    loans and other real estate                                 0.61%                 0.60%               0.70%
  Allowance as a percent of net loans                           1.18%                 1.18%               1.21%
  Allowance as a percent of nonperforming assets*                194%                  195%                173%
  Allowance as a percent of nonperforming loans*                 245%                  245%                247%
For the period ended:

  Net charge-offs as a percent  of average net loans-
    (annualized basis)                                          0.19%                 0.26%               0.18%

     *Total does not include loans contractually past due 90 days or more which are still accruing interest.

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors has identified approximately $192 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and the centralized loan review function and annually by independent auditors and regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 1999, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

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

         During the first quarter of 1999, long-term interest rates increased slightly. This increase resulted in an increase in the market value of mortgage servicing rights (MSRs) as well as a loss on the mortgage servicing hedges. As a result, BancGroup deferred $26.3 million of hedge losses and reduced the MSR valuation allowance by $5.6 million. The hedge positions are designated to specific portions of the servicing asset and are monitored daily and adjusted as necessary for changes in the market and projected interest rate movement. The objective of this strategy is to achieve a high degree of correlation between changes in value associated with the hedged asset (the servicing portfolio and the related servicing rights) and the servicing hedge. The servicing hedge is designed to rise in value when interest rates fall and decline in value when interest rates rise, in contrast to the expected movements in value of the servicing asset, therefore reducing earnings volatility caused by interest rate movements.

         These risk-management activities do not eliminate interest-rate risk in the MSRs. Treasury rates, to which the MSR hedges are indexed, may not move in tandem with mortgage interest rates. As mortgage interest rates change, actual prepayments may not respond exactly as anticipated. Other pricing factors, such as the volatility of the market yields, may affect the value of the option hedges without similarly impacting the MSRs.

LIQUIDITY:

         The maintenance of adequate liquidity position and the constant monitoring of rate sensitivity and principle components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB provides availability of up to $2.5 billion on either a short or long term basis excluding funds available through the Federal Funds line. At March 31, 1999, the FHLB unused credit facility was $1,249 million of which $618 million was available based on current collateral. This credit facility is collateralized by the Company's residential real estate loans. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 97% at March 31, 1999 and at 95% at December 31, 1998. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Paine Webber Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 4.85% to 5.60% maturing in 6 to 24 month periods. At March 31, 1999 $323 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At March 31, 1999 $149 million is outstanding under this program at an average rate of 4.00%. Funds are transferred daily to meet short-term funding fluctuations. As discussed previously, BancGroup has received funds under reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston. At March 31, 1999 there was $309 million in outstanding debt under this agreement which is collateralized by mortgage-backed securities. On March 16, 1999, the Company's subsidiary, Colonial Bank issued $100 million in 8% Subordinated Notes due March 15, 2009. These notes are not subject to redemption prior to maturity and pay interest semiannually in March 15 and September 15.

CAPITAL RESOURCES:

         Management continuously monitors the Company's the capital adequacy and potential for future growth. The primary measurement for this evaluation for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at March 31, 1999 consists of $660 million of equity and $70 million in trust preferred securities less $99 million of intangibles and disallowed mortgage servicing rights providing a 6.15% leverage ratio at March 31, 1999. The ratio of shareholders' equity to total assets at March 31, 1999 was 6.20% as compared to 6.08% at December 31, 1998. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.095 per share each quarter.

         BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion, merger or acquisition opportunities.

Year 2000 readiness disclosure:

         Most computer software programs and processing systems, including those used by BancGroup and its subsidiaries in their operations, were not originally designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have material adverse effects on the business and operations of any business, including BancGroup, that relies on computers and associated technologies.

         BancGroup has aggressively addressed the challenges that Year 2000 presents to its operations. Management has completed its remediation efforts and has tested the core business applications which are customer related. BancGroup completed testing with its mission critical service providers during the first quarter of 1999. As a final check to ensure that BancGroup will be ready for the new millennium, management plans to perform additional Year 2000 testing during the fourth quarter of 1999. Therefore management does not anticipate significant disruptions in its operations as a result of entering the new millennium.

         Year 2000 compliant and tested mission critical applications are currently being used in production at Colonial Bank. Colonial Mortgage Company is currently using its Year 2000 compliant and tested servicing system and is currently implementing its Year 2000 compliant and tested origination system.

         BancGroup expects to have Year 2000 contingency plans substantially completed by June 30, 1999. The plans are designated to minimize Year 2000 inconveniences, if any, to our customers. Colonial expects to operate as usual on January 3, 2000.

         Throughout 1998 and during 1999, BancGroup has been assessing Year 2000 readiness of vendors, business partners and other counter-parties focusing on those considered critical to BancGroup operations. BancGroup began assessing the Year 2000 readiness of loan customers, depositors and other funds providers during the third quarter of 1998. BancGroup will continue to monitor and evaluate the Year 2000 readiness of third parties whose Year 2000 noncompliance could have a material adverse impact on the operations of BancGroup. BancGroup is taking appropriate measures including development of contingency plans to mitigate the risk to the company of Year 2000 noncompliance by third parties. However, the impact of Year 2000 noncompliance by all third parties with which BancGroup transacts business cannot be assessed at this time.

         BancGroup has a customer awareness program in place designed to keep our customers informed of our Year 2000 progress. The awareness program is expected to minimize customer anxiety as we approach the new millennium. However, management recognizes that a customer awareness program will not completely eliminate such customer concerns. BancGroup is working closely with the Federal Reserve to provide increased liquidity in our branches to meet the anticipated increase in the cash needs of our customers.

         BancGroup expects to spend approximately $14 million on the Year 2000 project. To date, BancGroup has incurred approximately $11.7 million of those expenditures, $0.3 million during the first quarter of 1999, $11 million in 1998 and $0.4 million in 1997. Year 2000 project costs of approximately $144,000 were expensed during the first quarter of 1999 while $4.6 million and $432,000 were expensed during the years ended December 31, 1998 and 1997, respectively.

         Although presently not anticipated, regulators require that management disclose what could happen if BancGroup's systems fail as a result of entering the new millennium. A possible worst case scenario could include interruption in the normal servicing of customers as well as the funds management of the Company. Management is currently developing a contingency plan to minimize the impact of a failure on our customers and/or shareholders.

         Management's evaluation of Year 2000 compliance and technological upgrades is an on-going process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than anticipated.

COMPARISON OF THE THREE MONTHS ENDED March 31, 1999 AND March 31, 1998:

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

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                                     Three Months Ended March 31,
                                                             1999                                1998*
                                             Average                               Average
                                              Volume     Interest     Rate          Volume    Interest    Rate

ASSETS
  Loans, net                               $ 7,204,796   $151,920    8.53%       $6,109,580    137,702    9.11%
  Mortgage loans held for sale                 613,394     10,966    7.15%          271,448      4,929    7.26%
  Investment securities and securities
    available for sale and other
    interest-earning assets                  1,578,903     24,542    6.22%        1,149,479     18,298    6.38%
                                          ------------   --------               -----------  ---------
  Total interest-earning assets(l)           9,397,093    187,428    8.05%        7,530,507    160,929    8.63%
                                          ------------   --------               -----------  ---------
  Nonearning assets                            966,221                              797,042
                                          ------------                          -----------
    Total assets                           $10,363,314                           $8,327,549
                                          ============                          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                $ 5,912,615   $ 64,665    4.44%       $5,312,631   $ 62,354    4.76%
  Short-term borrowings                      1,526,077     19,097    5.08%          724,510     10,121    5.66%
  Long-term debt                               807,584     11,898    5.98%          391,760      6,153    6.37%
                                          ------------   --------               -----------  ---------
  Total interest-bearing liabilities         8,246,276     95,660    4.70%        6,428,901     78,628    4.96%
                                          ------------   --------               -----------  ---------
  Noninterest-bearing demand deposits        1,369,626                            1,163,483
  Other liabilities                             95,159                              116,511
                                          ------------                          -----------
  Total liabilities                          9,711,061                            7,708,895
  Shareholders' equity                         652,253                              618,654
                                          ------------                          -----------
Total liabilities and shareholders'
   equity                                  $10,363,314                           $8,327,549
                                          ============                          ===========
Rate differential                                                    3.35%                                3.67%
Net yield on interest-earning assets                     $ 91,768    3.92%                    $ 82,301    4.39%
                                                         ========                            =========



* Restated financial results above reflect the business combinations with Commercial Bank of Nevada, FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and Interwest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are: actual dividends times 137.7%.

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)

                                             Three Months Ended March 31, 1999  Change from 1998*
                                                                                                    Attributable to (1)
                                                       Total     Volume      Yield/Rate

INTEREST INCOME:
   Total Loans, Net                                  $14,218     $26,363     $(12,145)

  Mortgage loans held for sale                         6,037       6,559         (522)
  Investment securities and securities available
   for sale and other interest-earning assets          6,244       7,239         (995)

Total interest income(2)                              26,499      40,161      (13,663)

INTEREST EXPENSE:
  Interest bearing deposits                          $ 2,311     $ 6,462     $ (4,151)
  Short-term borrowings                                8,976      10,266       (1,290)
  Long-term debt                                       5,745       5,993         (248)

  Total interest expense                              17,032      22,721       (5,689)

NET INTEREST INCOME                                  $ 9,467     $17,440     $ (7,973)


 * Restated financial results above reflect the business combinations with Commercial Bank of Nevada and FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and Interwest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.
(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute value of the total change of rate and volume.
(2) Interest earned on obligations of state and political subdivisions is reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest, for federal income tax purposes, related to certain tax-free assets. Dividends earned on preferred stock are reflected on a tax equivalent basis. Tax equivalent dividends earned are: actual dividends times 137.7%. Tax equivalent average rate is tax equivalent interest or dividends earned divided by average volume.

NET INTEREST INCOME:

         Net interest income on a tax equivalent basis increased $9.5 million to $91.8 million for the quarter ended March 31, 1999 from $82.3 million for the quarter ended March 31, 1998. The net yield on interest earning assets decreased from 4.39% to 3.92% for the three months ended March 31, 1998 and 1999, respectively.

         As reflected on the previous tables, the increase in net interest income for the three months was primarily attributable to loan growth which was partially offset by lower loan rates. During the first quarter of 1998 the prime rate was 8.50% where it remained until September 1998 when it decreased to 8.25% and continued to decrease to 7.75% in November 1998 where it remained through March 31, 1999. The decline in interest rates is the primary reason for the decline in the interest margin.

LOAN LOSS PROVISION:

         The provision for possible loan losses for the first three months of 1999 was $6,019,000 compared to $3,951,000 for the same period in 1998. Asset quality remains good. The current allowance for possible loan losses provides a 245% coverage of nonperforming loans compared to 245% at December 31, 1998 and 247% at March 31, 1998. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         Noninterest income increased $6.5 million for the three months ended March 31, 1999 compared to the same period in 1998. This increase is primarily due to increases in mortgage servicing and origination fees of $1.9 million, fees on deposit accounts of $.7 million, gains on sales of loans of $1.6 million, $.4 million in security and annuity commissions, $ .3 million in fees for international banking activities and $1.0 million in a gain on the sale of 5 in-store branches in Southwest Florida.

         Colonial Mortgage provides additional sources of non-interest income to BancGroup through fees from its servicing portfolio as well as loan originations from its 4 divisional offices. Colonial Mortgage purchases, originates and services conventional, government, and jumbo mortgage products in 44 states and the District of Columbia. Colonial Mortgage had non-interest income of $18.1 million for the three months ended March 31, 1999 compared to $14.5 million for the three months ended March 31, 1998.

         Mortgage servicing fees increased due to a $3.9 billion net increase in the servicing portfolio to $15.9 billion at March 31, 1999 from $12.1 billion at March 31, 1998. Gains on sales of loans increased due to additional loan production resulting from increased refinancing activity.

         BancGroup is continuing to expand its services through increased efforts in private banking and additional products including asset management services, trust services and sales of mutual funds and annuities. These services contributed $1.2 million to non-interest income for the three months ended March 31, 1999 compared to $.7 million for the same period last year. In addition, BancGroup established an international banking unit in mid 1998 to provide and service the needs of customers involved in international activities. International banking activities resulted in $300,000 in non-interest income for the three months ended March 31, 1999.

NONINTEREST EXPENSES:

         BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $40.4 million and $45.1 million for the three months ended March 31, 1999 and 1998, respectively.

         Noninterest expenses increased $2 million for the three months ended March 31, 1999 compared to the same period in 1998. Colonial Mortgage is the main contributor to the increase in noninterest expense. The scheduled amortization of mortgage servicing rights increased $5.8 million while the Company recovered $5.6 million of the MSR valuation allowance. Additionally, Colonial Mortgage recognized a related $4.6 million trading security loss. Other significant changes include a $1.0 million increase in salaries and benefits, a $1.2 million increase in occupancy and furniture and equipment expense. These increases are offset by decreases in acquisition and year 2000 related expenses. Lower long term interest rates have caused higher prepayments of mortgages serviced for others, resulting in fluctuation in the mortgage servicing right asset value. BancGroup has entered into certain hedges as part of its strategy to offset portions of the loss of value of the servicing asset that may result from declines in mortgage rates. The increase in salary and benefit expenses related to normal wage increases. Increases in occupancy and furniture and equipment expenses are the result of normal business activities. Refer to further discussion of acquisition related expenses below.

         BancGroup's efficiency ratio, was 59.65% and 66.43% for the three months ended March 31, 1999. The Company should improve efficiencies upon the conversion of the newly acquired banks. Conversions will allow the consolidation of back shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments.

ACQUISITION EXPENSE AND RESTRUCTURING CHARGES:

         In the first quarter of 1998, BancGroup reorganized executive management of its Florida regions which resulted in a restructuring charge of $2.5 million. During the fourth quarter of 1998, the Company developed a plan to:

         -     Close certain unprofitable branches
         -     Sell five supermarket branches
         -     Relocate and upgrade two other branches
         - Move the headquarters of the South Florida Region to downtown Miami and to consolidate the trust department into the South Florida headquarters to better serve its customer base.

         As a result of these actions BancGroup recognized a fourth quarter restructuring charge of $6.3 million.

         The following is a summary of the activity related to these restructing charges for the three months ended March 31, 1999:

                                                                       LEASE            ACCRUED
                                                   REDUCTION OF     TERMINATION        SEVERANCE
(In thousands)                                     ASSET VALUES     LIABILITIES         & OTHER           TOTAL
                                                   -------------------------------------------------------------
Balance at December 31, 1998                          $    0           $2,878            $  598          $ 3,476
                                                   =============================================================
Reductions (payments)                                     --           $ (555)           $ (595)         $(1,150)
                                                   -------------------------------------------------------------
Balance at March 31, 1999                             $    0           $2,323            $    3          $ 2,326
                                                   =============================================================


         BancGroup discontinued operations in fourteen supermarket branches in May 1999. The Company bought out the service contracts and lease commitments of those branches. All equipment will be redeployed to other branch locations. By closing these branches, the Company expects to save approximately $2 million per year in operating expenses. The South Florida region plans to consolidate two branches into a new location in 1999. At March 31, 1999, $2.3 million in restructuring accruals remained for activities expected to occur in the second and third quarters of 1999.

         During the fourth quarter of 1998, management shifted the Company's focus from bank acquisition activity to streamlining operations and emphasizing profitable business units. As a result of this change in focus, the Company recognized acquisition related expenses of $3.6 million for the quarter ended March 31, 1998 and $0.5 million for the first quarter of 1999. These expenses related primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write-offs of equipment) and employee severance.

PROVISION FOR INCOME TAXES:

         BancGroup's provision for income taxes is based on an approximately 36.8% and 36.2%, estimated annual effective tax rate for the years 1999 and 1998, respectively. The provision for income taxes for the three months ended March 31, 1999 and 1998 was $16,389,000 and $11,810,000, respectively.

Part II
                                Other Information


ITEM 1: Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT PART 1 ITEM 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders

         On April 21, 1999, the annual meeting of the shareholders of Colonial BancGroup was held. The following is the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals.

         1) Election of the following directors:

TERM EXPIRES IN 2002:                        FOR               WITHHOLD

         William Britton                  89,048,378             36,434
         Patrick F. Dye                   88,899,436            185,376
         Milton E. McGregor               88,837,461            247,351
         Simual Sippial                   89,065,523             19,289

         In addition to the foregoing the following directors will continue to serve:

TERM EXPIRES IN 2001:                       TERM EXPIRES IN 2000:

         Augustus K. Clements III                    Lewis Beville
         Robert S. Craft                             Jerry J. Chesser
         Clinton O. Holdbrooks                       John Ed Mathison
         Harold D. King                              Joe D. Mussafer
         Robert E. Lowder                            William E. Powell III
         John C. H. Miller, Jr.                      Frances E. Roper
         Jimmy Rane                                  Ed V. Welch


ITEM 5:  Other Events - N/A

ITEM 6:  (a) Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b) Form 8-K - A) Report on Form 8-K was filed on January 19, 1999, disclosing a Summary of the financial results for the year ended December 31, 1998 and restated financial statements for December 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE COLONIAL BANCGROUP, INC.


Date: May 17, 1999                               By: /S/ W. Flake Oakley, IV
                                                    ----------------------------
                                                        W. Flake Oakley, IV
                                                    Its Chief Financial Officer