Form 10-Q/A
period 1999-03-31
COLONIAL BANCGROUP INC
filed 1999-05-18
CIK 92339

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and acquired institutions are greater than expected;
(iv) changes in the interest rate environment which reduce margins (v) changes in mortgage servicing rights prepayment assumptions; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in the securities markets; (ix) specifically relating to Year 2000 readiness disclosure, vendor representations, technological advancements, and economic factors including liquidity availability. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

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
                                                                    ===========        ===========        ===========

*See Note A.
**See Note E.




     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -----------------------
                                                                              1999           1998*
                                                                           --------       --------
INTEREST INCOME:
  Interest and fees on loans                                               $162,614       $142,402
  Interest on investments                                                    23,440         16,046
  Other interest income                                                         558          1,709
                                                                           --------       --------
Total interest income                                                       186,612        160,157
                                                                           --------       --------

INTEREST EXPENSE:
  Interest on deposits                                                       64,665         62,354
  Interest on short-term borrowings                                          19,097         10,121
  Interest on long-term debt                                                 11,898          6,153
                                                                           --------       --------
Total interest expense                                                       95,660         78,628
                                                                           --------       --------

NET INTEREST INCOME                                                          90,952         81,529
Provision for possible loan losses                                            6,019          3,951
                                                                           --------       --------
Net Interest Income After Provision for Possible Loan Losses                 84,933         77,578
                                                                           --------       --------

NONINTEREST INCOME:
  Mortgage servicing and origination fees                                    12,176         10,271
  Service charges on deposit accounts                                         9,445          8,702
  Other charges, fees and commissions                                         2,789          2,246
  Securities gains (losses), net                                                  9            178
  Other income                                                               10,578          7,115
                                                                           --------       --------
Total noninterest income                                                     34,997         28,512
                                                                           --------       --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                             29,577         28,457
  Occupancy expense, net                                                      7,293          6,590
  Furniture and equipment expenses                                            6,512          5,955
  Year 2000 expense                                                             143          2,330
  Acquisition and restructuring expense                                         464          6,119
  Other expense                                                              31,404         24,031
                                                                           --------       --------
Total noninterest expense                                                    75,393         73,482
                                                                           --------       --------

Income before income taxes                                                   44,537         32,608
Applicable income taxes                                                      16,389         11,810
                                                                           --------       --------
Net Income                                                                 $ 28,148       $ 20,798
                                                                           ========       ========
Earnings per share**:

  Basic and Diluted                                                        $   0.25       $   0.19


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

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            -------------------------
                                                                                1999           1998*
                                                                            ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                       $ (13,334)      $(153,528)
                                                                            ---------       ---------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                   116,051          78,219
  Proceeds from sales of securities available for sale                         33,170          40,028
  Purchase of securities available for sale                                   (50,372)       (239,510)
  Proceeds from maturities of investment securities                             9,969          73,565
  Purchase of investment securities                                                --         (70,873)
  Net increase in securities held for trading                                      --         (24,824)
  Net increase in loans                                                      (226,774)        (54,074)
  Cash received in bank acquisitions/dispositions                                  --           9,943
  Capital expenditures                                                         (8,080)         (6,607)
  Proceeds from sale of other real estate owned                                 3,659           3,843
  Other, net                                                                       75           1,048
                                                                            ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                        (122,302)       (189,242)
                                                                            ---------       ---------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                          109,368         221,952
  Net (decrease) increase in federal funds purchased,
      repurchase agreements and other short-term borrowings                   (95,142)         26,802
  Proceeds from issuance of long-term debt                                    149,992         138,242
  Repayment of long-term debt                                                  (5,620)           (242)
  Proceeds from issuance of common stock                                        3,658           2,835
  Dividends paid ($0.095 and $0.085 per share
    for 1999 and 1998, respectively)                                          (10,460)         (7,648)
                                                                            ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     151,796         381,941
                                                                            ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      16,160          39,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                494,966         452,473
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS AT MARCH 31                                       $ 511,126       $ 491,644
                                                                            =========       =========

Disclosure of cash flow information
Cash paid during three months for:
    Interest                                                                $  99,291       $  83,082
    Income taxes                                                                6,068          15,129
Non-cash investing activities:
  Transfer of loans to other real estate                                    $   4,870       $   3,166
  Origination of loans for the sale of other real estate                           --             138
Non-cash financing activities:
  Conversion of subordinated debentures                                     $      54       $     688
  Assets acquired in business combinations                                         --         144,821
  Liabilities assumed in business combinations                                     --         138,023



*See Note A.




     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1998 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1998 annual report on Form 10-K. The March 31, 1998 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with Commercial Bank of Nevada (CBN), FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and InterWest Bancorp (InterWest).

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

NOTE B - BUSINESS COMBINATIONS

         The Company did not enter into any business combinations for the three months ended March 31, 1999. Business combinations in fiscal year 1998 resulted in the restatement of March 31, 1998 financial statements. Presented below is BancGroup's summary of operating information for the three months ended March 31, 1998, showing the effect of business combinations previously reported:

                         As Originally       Effect of        Currently
                            Reported          Poolings         Reported

Net interest income          $73,432           $8,097           $81,529
Noninterest income            26,075            2,437            28,512
Net income                    17,950            2,848            20,798


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

NOTE F: MORTGAGE SERVICING RIGHTS

         An analysis of mortgage servicing rights and the related valuation reserve is as follows:

(In thousands)                    March 31, 1999         March 31, 1998
--------------------------------------------------------------------------------
Mortgage Servicing Rights
Balance, January 1                   $221,798             $143,401
Additions, net                         16,306               15,012
Scheduled amortization                (10,181)              (4,910)
Hedge losses applied                   26,338                 --
--------------------------------------------------------------------------------
Balance, March 31                    $254,261             $153,503
================================================================================
Valuation Reserve
Balance, January 1                   $ 38,329             $  1,361
Reduction                              (5,588)                --
Additions                                --                    524
--------------------------------------------------------------------------------
Balance, March 31                      32,741                1,885
--------------------------------------------------------------------------------
Mortgage Servicing Rights, Net       $221,520             $151,618
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

NOTE G: EARNINGS PER SHARE

         The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(Dollars in thousands,                                                Per Share
except per share amounts)          Income            Shares             Amount
--------------------------------------------------------------------------------
1999
Basic EPS
  Net income                      $28,148            111,330          $0.25
  Effect of dilutive securities
    Options                                            1,304
    Convertible debentures             55                349
--------------------------------------------------------------------------------
Diluted EPS                       $28,203            112,983          $0.25
--------------------------------------------------------------------------------
1998
Basic EPS
  Net income                      $20,798            109,233          $0.19
  Effect of dilutive securities
    Options                                            2,154
    Convertible debentures             64                862
--------------------------------------------------------------------------------
Diluted EPS                       $20,862            112,249          $0.19
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

         The following table reflects the approximate amounts of consolidated revenue, expense, and assets for the quarters ended March 31, for each segment:




SEGMENT DATA
(In thousands)


                                                        Commercial        Mortgage      Corporate/    Consolidated
QUARTER ENDED MARCH 31, 1999                              Banking          Banking        Other*       BancGroup
----------------------------                           -----------      ----------    ------------    ------------
Net interest income                                     $ 89,516        $  3,534      $ (2,098)          $ 90,952
Provision for possible loan losses                         6,019              --            --              6,019
Noninterest income                                        16,905          18,117           (25)            34,997
Amortization and depreciation                              6,563           5,852          (101)            12,314
Acquisition and restructuring costs                          457              --             7                464
Year 2000 expense                                            138               5            --                143
Noninterest expense                                       49,356          12,915           201             62,472
                                                        --------        --------      --------           --------
Pretax income                                             43,888           2,879        (2,230)            44,537
Income taxes                                              16,062           1,054          (727)            16,389
                                                        --------        --------      --------           --------
Net Income (loss)                                       $ 27,826         $ 1,825      $ (1,503)          $ 28,148
                                                        ========        ========      ========           ========

                                                        Commercial        Mortgage      Corporate/    Consolidated
QUARTER ENDED MARCH 31, 1998                              Banking          Banking        Other*       BancGroup
----------------------------                           -----------      ----------    ------------    ------------
Net interest income                                     $ 80,970       $  2,202      $ (1,643)          $ 81,529
Provision for possible loan losses                         3,951              --            --              3,951
Noninterest income                                        14,333          14,478          (299)            28,512
Amortization and depreciation                              6,063           5,161           (65)            11,159
Acquisition and restructuring costs                        6,099              --            20              6,119
Year 2000 expense                                          1,971             359            --              2,330
Noninterest expense                                       46,825           6,679           370             53,874
                                                        --------        --------      --------           --------
Pretax income                                             30,394           4,481        (2,267)            32,608
Income taxes                                              10,739           1,684          (613)            11,810
                                                        --------        --------      --------           --------
Net Income (loss)                                       $ 19,655        $  2,797      $ (1,654)          $ 20,798
                                                        ========        ========      ========           ========

*  Includes eliminations of certain intercompany transactions.

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

                                                December 31, 1998                         March 31, 1998
                                                to March 31, 1999                        to March 31, 1999
                                                     Increase                                Increase
                                              Amount             %                    Amount            %

ASSETS
  Colonial Bank                             $ 135,849           1.4%                $1,521,500         18.7%
   CMC                                         47,251           5.0                    350,738         55.4
   Other                                           15           0.1                     (3,082)       -20.2
-----------------------------------------------------------------------------------------------------------
Total assets                                $ 183,115           1.8                 $1,869,156         21.3
Securities                                   (112,746)         -7.1                    319,768         27.7
Mortgage loans held for sale                    4,791           0.7                    220,178         46.2
Loans, net of unearned income                 218,271           3.1                  1,160,569         18.8
Mortgage Servicing Rights                      38,051          20.7                     69,902         46.1
Deposits                                      109,367           1.5                    792,982         11.7
Long term debt                                144,577          19.4                    430,570         93.5


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

Securities:

         Investment securities and securities available for sale have increased $320 million (27%) from March 31, 1998 to March 31, 1999. In 1998, BancGroup entered into reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston under which it purchased mortgage backed securities totaling approximately $449 million of which approximately $328 million was outstanding at March 31, 1999. These securities are collateral for $318 million in debt of which $309 million was outstanding at March 31, 1999.

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                            Percent of                    Percent of                  Percent of
                               MARCH 31,     Loans to        Dec. 31,      Loans to      March 31,     Loans to
(In thousands)                   1999       Total Loans        1998       Total Loans      1998       Total Loans
                               ---------    -----------      --------     -----------    ---------    -----------

Commercial, financial,
  and agricultural              $19,777        16.2%         $19,068         15.5%       $15,818          12.9%
Real estate-commercial           31,427        30.1           30,382         28.2         27,341          28.4
Real estate-construction         14,597        14.2           14,681         14.5         13,511          11.7
Real estate-mortgage             11,919        32.5           12,191         34.3         12,412          40.2
Installment and consumer          4,500         4.3            4,930          4.8          4,839           5.6
Other                             3,942         2.7            2,310          2.7            989           1.2
                                -------       -----          -------        -----        -------         -----
TOTAL                           $86,162       100.0%         $83,562        100.0%       $74,910         100.0%
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

MORTGAGE SERVICING RIGHTS:

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

LIQUIDITY:

         The maintenance of adequate liquidity position and the constant monitoring of rate sensitivity are principal components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank of Atlanta (FHLB). FHLB provides availability of up to $2.5 billion on either a short or long term basis excluding funds available through the Federal Funds line. At March 31, 1999, the FHLB unused credit facility was $1,249 million of which $618 million was available based on current collateral. This credit facility is collateralized by the Company's residential real estate loans. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 97% at March 31, 1999 and at 95% at December 31, 1998. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Paine Webber, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 4.85% to 5.60% maturing in 6 to 24 month periods. At March 31, 1999 $323 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At March 31, 1999 $149 million is outstanding under this program at an average rate of 4.73%. Funds are transferred daily to meet short-term funding fluctuations. As discussed previously, BancGroup has received funds under reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston. At March 31, 1999 there was $309 million in outstanding debt under this agreement which is collateralized by mortgage-backed securities. On March 16, 1999, the Company's subsidiary, Colonial Bank issued $100 million in 8% Subordinated Notes due March 15, 2009. These notes are not subject to redemption prior to maturity and pay interest semiannually on March 15 and September 15.

CAPITAL RESOURCES:

         Management continuously monitors the Company's capital adequacy and potential for future growth. The primary measurement for this evaluation for a bank holding company is its tier one leverage ratio. Tier one capital for BancGroup at March 31, 1999 consists of $660 million of equity and $70 million in trust preferred securities less $99 million of intangibles and disallowed mortgage servicing rights providing a 6.15% leverage ratio at March 31, 1999. The ratio of shareholders' equity to total assets at March 31, 1999 was 6.20% as compared to 6.08% at December 31, 1998. Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates which are currently $0.095 per share each quarter.

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

         BancGroup expects to have Year 2000 contingency plans substantially completed by June 30, 1999. The plans are designed to minimize Year 2000 inconveniences, if any, to our customers. Colonial expects to operate as usual on January 3, 2000.

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

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)

                                             Three Months Ended March 31, 1999  Change from 1998*
                                                             Attributable to (1)
                                                       Total     Volume      Yield/Rate

INTEREST INCOME:
   Total Loans, Net                                  $14,218     $26,363     $(12,145)

  Mortgage loans held for sale                         6,037       6,559         (522)
  Investment securities and securities available
   for sale and other interest-earning assets          6,244       7,239         (995)

Total interest income(2)                              26,499      40,161      (13,662)

INTEREST EXPENSE:
  Interest bearing deposits                          $ 2,311     $ 6,462     $ (4,151)
  Short-term borrowings                                8,976      10,266       (1,290)
  Long-term debt                                       5,745       5,993         (248)

  Total interest expense                              17,032      22,721       (5,689)

NET INTEREST INCOME                                  $ 9,467     $17,440     $ (7,973)


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

         Noninterest expenses increased $1.9 million for the three months ended March 31, 1999 compared to the same period in 1998. Colonial Mortgage is the main contributor to the increase in noninterest expense. The scheduled amortization of mortgage servicing rights increased $5.8 million while the Company recovered $5.6 million of the MSR valuation allowance. Additionally, Colonial Mortgage recognized a related $4.6 million trading security loss. Other significant changes include a $1.0 million increase in salaries and benefits, a $1.2 million increase in occupancy and furniture and equipment expense. These increases are offset by decreases in acquisition and year 2000 related expenses. Lower long term interest rates have caused higher prepayments of mortgages serviced for others, resulting in fluctuation in the mortgage servicing right asset value. BancGroup has entered into certain hedges as part of its strategy to offset portions of the loss of value of the servicing asset that may result from declines in mortgage rates. The increase in salary and benefit expenses related to normal wage increases. Increases in occupancy and furniture and equipment expenses are the result of normal business activities. Refer to further discussion of acquisition related expenses below.

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


ITEM 1: Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT PART 1 ITEM 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders

         On April 21, 1999, the annual meeting of the shareholders of Colonial BancGroup was held. The following are the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals.

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