Form 10-Q/A
period 1999-03-31
COLONIAL BANCGROUP INC
filed 1999-07-01
CIK 92339

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

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies and independent auditors has identified approximately $148 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and loan administration and annually by independent auditors and regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 1999, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. The recorded investment in impaired loans at March 31, 1999 was $24,359,000 and these loans had a corresponding valuation allowance of $7,036,000.

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

         BancGroup's efficiency ratio, was 59.65% and 66.43% for the three months ended March 31, 1999 and 1998, respectively. The Company should improve efficiencies upon the conversion of the newly acquired banks. Conversions will allow the consolidation of back shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments.

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

         The following is a summary of the activity related to these restructuring charges for the three months ended March 31, 1999:

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

                          THE COLONIAL BANCGROUP, INC.


Date: June 30, 1999                               By: /S/ W. Flake Oakley, IV
                                                    ----------------------------
                                                        W. Flake Oakley, IV
                                                    Its Chief Financial Officer