Form 10-Q
period 1999-06-30
COLONIAL BANCGROUP INC
filed 1999-08-16
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 1999   COMMISSION FILE NUMBER 1-13508



                          THE COLONIAL BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      63-0661573
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               No.)

                               ONE COMMERCE STREET
                            MONTGOMERY, ALABAMA 36104
                   ------------------------------------------
                    (Address of principle executive offices)

                                 (334) 240-5000
                   ------------------------------------------
                         (Registrant's telephone number)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.



                             YES [X]       NO [ ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

             Class                                Outstanding at July 31, 1999
--------------------------------                 ------------------------------
  Common Stock, $2.50 Par Value                           111,794,003

                          THE COLONIAL BANCGROUP, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                Page Number

Item 1.           Financial Statements (Unaudited) Consolidated Statements of Condition - June 30, 1999,
                  December 31, 1998 and June 30, 1998...................................................................1

                  Consolidated Statements of Income - Six months ended June 30, 1999 and June 30, 1998 and three months ended June 30, 1999 and June 30, 1998................................................2

                  Consolidated Statements of Comprehensive Income - Six months ended June 30, 1999 and
                  June 30, 1998 and three months ended June 30, 1999 and June 30, 1998..................................3

                  Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and June 30, 1998 .............4

                    Notes to Consolidated Financial Statements - June 30, 1999 .........................................5

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.................9


PART II. OTHER INFORMATION.............................................................................................21

SIGNATURES.............................................................................................................22

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and acquired institutions are greater than expected;
(iv) changes in the interest rate environment which reduce margins; (v) changes in mortgage servicing rights prepayment assumptions; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in the securities markets; and (ix) specifically relating to Year 2000 readiness disclosure, vendor representations, technological advancements, and economic factors including liquidity availability. When used in this Report, the words "believes," "estimates," "plans," expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.



                                      i i i

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                  JUNE 30,          DECEMBER 31,         JUNE 30
                                                                                     1999               1998              1998*
                                                                                 ------------       ------------       -----------
ASSETS:
     Cash and due from banks                                                     $    314,332       $    437,719       $   382,649
     Interest-bearing deposits in banks and federal funds sold                         31,670             57,247           113,355
     Securities available for sale                                                  1,656,866          1,414,218         1,192,669
     Investment securities (market value: June 30, 1999, $142,629; December
        31, 1998, $173,542; June 30, 1998, $276,460)                                  141,562            170,954           273,761
     Mortgage loans held for sale                                                     376,996            692,042           550,727
     Loans, net of unearned income                                                  7,590,662          7,110,295         6,394,971
        Less: Allowance for possible loan losses                                      (88,069)           (83,562)          (77,039)
                                                                                 ------------       ------------       -----------
     Loans, net                                                                     7,502,593          7,026,733         6,317,932
     Premises and equipment                                                           185,312            181,617           173,670
     Excess of cost over tangible and identified intangible
        assets acquired, net                                                           82,199             84,893            78,727
     Mortgage servicing rights                                                        262,348            183,469           174,951
     Other real estate owned                                                            7,226              8,728            11,052
     Accrued interest and other assets                                                203,022            198,665           151,587
                                                                                 ------------       ------------       -----------
TOTAL ASSETS                                                                     $ 10,764,126       $ 10,456,285       $ 9,421,080
                                                                                 ============       ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Deposits                                                                    $  7,603,162       $  7,446,153       $ 6,780,119
     FHLB short-term borrowings                                                       595,000            769,987           645,000
     Other short-term borrowings                                                      924,092            740,981           457,076
     Subordinated debt                                                                112,464             12,542            12,715
     Trust preferred securities                                                        70,000             70,000            70,000
     FHLB long-term debt                                                              570,649            528,163           448,422
     Other long-term debt                                                             135,340            135,742           200,102
     Other liabilities                                                                 86,849            112,910           157,724
                                                                                 ------------       ------------       -----------
Total liabilities                                                                  10,097,556          9,816,478         8,771,158

SHAREHOLDERS' EQUITY
     Preference Stock $2.50 par value; 1,000,000 shares
        authorized, none issued                                                            --                 --                --
     Common Stock, $2.50 par value; 200,000,000 shares authorized
        111,615,532, 110,962,365 and 110,267,734** shares issued
        at June 30, 1999, December 31, 1998 and June 30, 1998, respectively           279,039            277,406           275,668
     Treasury shares (26,501 shares at December 31, 1998)                                  --               (355)               --
     Additional paid in capital**                                                     116,801            113,469           112,427
     Retained earnings                                                                286,649            249,297           260,274
     Unearned compensation                                                             (1,882)            (2,348)           (3,282)
     Accumulated other comprehensive income (loss), net of taxes                      (14,037)             2,338             4,835
                                                                                 ------------       ------------       -----------
Total shareholders' equity                                                            666,570            639,807           649,922
                                                                                 ------------       ------------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 10,764,126       $ 10,456,285       $ 9,421,080
                                                                                 ============       ============       ===========

*See Note A.
**See Note E.

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                    SIX MONTHS ENDED             THREE MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                  ----------------------       ----------------------
                                                    1999          1998*          1999          1998*
                                                  --------      --------       --------      --------
INTEREST INCOME:
     Interest and fees on loans                   $329,049      $290,522       $166,435      $148,120
     Interest on investments                        49,031        36,234         25,591        20,188
     Other interest income                           1,220         3,610            662         1,901
                                                  --------      --------       --------      --------
Total interest income                              379,300       330,366        192,688       170,209
                                                  --------      --------       --------      --------

INTEREST EXPENSE:
     Interest on deposits                          131,955       125,882         67,290        63,528
     Interest on short-term borrowings              35,340        22,611         16,243        12,490
     Interest on long-term debt                     26,542        15,338         14,644         9,185
                                                  --------      --------       --------      --------
Total interest expense                             193,837       163,831         98,177        85,203
                                                  --------      --------       --------      --------

Net Interest Income                                185,463       166,535         94,511        85,006
Provision for possible loan losses                  12,454         7,915          6,435         3,964
                                                  --------      --------       --------      --------
Net Interest Income After Provision for
     Possible Loan Losses                          173,009       158,620         88,076        81,042
                                                  --------      --------       --------      --------

NONINTEREST INCOME:
     Mortgage servicing and origination fees        24,743        20,969         12,567        10,698
     Service charges on deposit accounts            18,921        17,942          9,476         9,240
     Other charges, fees and commissions             5,251         4,665          2,462         2,419
     Securities gains (losses), net                      9         1,004             --           826
     Other income                                   18,969        17,493          8,391        10,378
                                                  --------      --------       --------      --------
Total noninterest income                            67,893        62,073         32,896        33,561
                                                  --------      --------       --------      --------

NONINTEREST EXPENSE:
     Salaries and employee benefits                 60,313        57,700         30,736        29,243
     Occupancy expense, net                         14,828        13,374          7,535         6,784
     Furniture and equipment expenses               13,473        12,067          6,961         6,112
     Other expense                                  59,639        62,742         27,628        30,262
                                                  --------      --------       --------      --------
Total noninterest expense                          148,253       145,883         72,860        72,401
                                                  --------      --------       --------      --------

INCOME BEFORE INCOME TAXES                          92,649        74,810         48,112        42,202
Applicable income taxes                             34,238        27,162         17,849        15,352
                                                  --------      --------       --------      --------
NET INCOME                                        $ 58,411      $ 47,648       $ 30,263      $ 26,850
                                                  ========      ========       ========      ========

EARNINGS PER SHARE**:
     Basic                                        $   0.52      $   0.43       $   0.27      $   0.24
     Diluted                                      $   0.52      $   0.42       $   0.27      $   0.24


*See Note A.
**See Note E.

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                        SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                     -----------------------        ----------------------
                                                                       1999           1998*           1999           1998*
                                                                     --------       --------        --------       --------
NET INCOME                                                           $ 58,411       $ 47,648        $ 30,263       $ 26,850

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
     Unrealized gains (losses) on securities available for sale
         arising during the period, net of taxes                      (16,370)         3,144         (14,143)         2,269
     Less:  reclassification adjustment for net (gains)
         losses included in net income                                     (5)          (532)             --           (393)
                                                                     --------       --------        --------       --------
                                                                      (16,375)         2,612         (14,143)         1,876

COMPREHENSIVE INCOME                                                 $ 42,036       $ 50,260        $ 16,120       $ 28,726
                                                                     ========       ========        ========       ========


*See Note A.

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ---------------------------
                                                                                      1999             1998
                                                                                    ---------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 $ 303,228       $  (219,403)
                                                                                    ---------       -----------

Cash flows from investing activities:
     Proceeds from maturities of securities available for sale                        190,004           131,848
     Proceeds from sales of securities available for sale                              53,277           178,631
     Purchase of securities available for sale                                       (511,822)         (807,775)
     Proceeds from maturities of investment securities                                 29,650           116,353
     Purchase of investment securities                                                   (398)          (71,917)
     Net increase in loans                                                           (498,112)         (278,609)
     Cash received in bank acquisitions/dispositions                                       --            20,566
     Capital expenditures                                                             (16,533)          (19,027)
     Proceeds from sale of other real estate owned                                      9,541             6,015
     Other, net                                                                         1,823             1,131
                                                                                    ---------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (742,570)         (722,784)
                                                                                    ---------       -----------

Cash flows from financing activities:
     Net increase in demand, savings, and time deposits                               157,010           234,823
     Net (decrease) increase in federal funds purchased, repurchase agreements
         and other short-term borrowings                                              (41,594)          370,944
     Proceeds from issuance of long-term debt                                         199,975           409,696
     Repayment of long-term debt                                                       (8,173)             (591)
     Proceeds from issuance of common stock                                             4,220             3,919
     Dividends paid                                                                   (21,060)          (17,851)
                                                                                    ---------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             290,378         1,000,940
                                                                                    ---------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (148,964)           58,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        494,966           437,251
                                                                                    ---------       -----------

CASH AND CASH EQUIVALENTS AT JUNE 30                                                $ 346,002       $   496,004
                                                                                    =========       ===========


Supplemental disclosure of cash flow information:
Cash paid during three months for:
     Interest                                                                       $ 194,574       $   161,109
     Income taxes                                                                      42,823            22,330
Non-cash investing activities:
     Transfer of loans to other real estate                                         $   7,139       $     4,728
     Origination of loans for the sale of other real estate                                --               438
Non-cash financing activities:
     Conversion of subordinated debentures                                          $      78       $     1,087
     Assets acquired in business combinations through stock issuance                       --           152,988
     Liabilities assumed in business combinations through stock issuance                   --           146,894


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements


NOTE A - ACCOUNTING POLICIES/RESTATEMENT

      The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1998 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1998 annual report on Form 10-K. The June 30, 1998 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and InterWest Bancorp.

      In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1999 and 1998 and the results of operations and cash flows from the interim periods ended June 30, 1999 and 1998. All 1999 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATIONS

      The Company did not enter into or consummate any business combinations for the six months ended June 30, 1999. Business combinations in fiscal year 1998 resulted in the restatement of June 30, 1998 financial statements. Presented below is BancGroup's summary of operating information for the six months ended June 30, 1998, showing the effect of business combinations previously reported:


                                 As Originally       Effect of      Currently
                                    Reported         Poolings        Reported
                                ---------------   -------------   ---------------

Net interest income                  $153,221          $13,314       $166,535
Noninterest income                     57,240            4,833         62,073
Net income                             42,411            5,237         47,648

NOTE C - COMMITMENTS AND CONTINGENCIES

      BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 1999 will have a materially adverse effect on BancGroup's financial statements.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

      On June 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of FASB statement 133. SFAS 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact that SFAS No. 133 and SFAS No. 137 will have on BancGroup's financial statements.

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

NOTE E - STOCK SPLIT

      The June 30, 1998 information has been restated to reflect a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on August 14, 1998.

NOTE F - MORTGAGE SERVICING RIGHTS

      An analysis of mortgage servicing rights and the related valuation reserve is as follows:


(In thousands)                      JUNE 30, 1999   JUNE 30, 1998
                                    -------------   -------------
MORTGAGE SERVICING RIGHTS

Balance, January 1                  $     221,798   $    143,401
Additions, net                             46,398         44,954
Scheduled amortization                    (19,060)       (10,019)
Hedge losses applied                       45,748             --
                                    =============   ============
Balance, June 30                    $     294,884   $    178,336
                                    =============   ============

VALUATION RESERVE
Balance, January 1                  $     (38,329)  $     (1,361)
Reduction                                   6,078             --
Additions                                    (285)        (2,024)
                                    -------------   ------------
Balance, June 30                          (32,536)        (3,385)
                                    -------------   ------------
MORTGAGE SERVICING RIGHTS, NET      $     262,348   $    174,951
                                    =============   ============


      The estimated fair value of mortgage servicing rights was $286,132,000 at June 30, 1999. As of June 30, 1999, Colonial Mortgage services approximately $16.0 billion of loans for third parties.

NOTE G - EARNINGS PER SHARE

      The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:


                                        SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                        -------------------------             ---------------------------

(DOLLARS IN THOUSANDS,                                       PER SHARE                               PER SHARE
EXCEPT PER SHARE AMOUNTS)           INCOME       SHARES        AMOUNT       INCOME       SHARES        AMOUNT
-------------------------           ------       ------        ------       ------       ------        ------
1999
Basic EPS
    Net Income                     $58,411      111,460      $   0.52      $30,263      111,590      $   0.27
    Effect of dilutive securities
       Options                                      991                                     998
       Convertible debentures          110          673                        55           670
                                   -------      -------                    -------      -------
Diluted EPS                        $58,521      113,124      $   0.52      $30,318      113,258      $   0.27
                                   =======      =======                    =======      =======

1998
Basic EPS
    Net Income                     $47,648      109,570      $   0.43      $26,850      110,072      $   0.24
    Effect of dilutive securities
       Options                                    2,152                                   2,050
       Convertible debentures          125          766                         61          737
                                   -------      -------                    -------      -------
Diluted EPS                        $47,773      112,488      $   0.42      $26,911      112,859      $   0.24
                                   =======      =======                    =======      =======

NOTE H - SEGMENT INFORMATION

Through its wholly owned subsidiary Colonial Bank and Colonial Bank's wholly owned subsidiary, Colonial Mortgage Company ("CMC"), BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Colonial Bank provides general commercial banking services in 240 offices throughout 6 states. As both an originator and servicing agent of mortgage loans, CMC provides services in 45 states.

      Operating results of the two segments reflect those which are based on an internal allocation method. The two segments are designed around BancGroup's organizational and management structure, and while the assignments and allocations have been consistently applied for all periods presented, the results are not necessarily comparable to similar information published by other financial institutions.

      The following table reflects the approximate amounts of consolidated revenues, expense, and assets for the quarters and six months ended June 30, for each segment:


LINE OF BUSINESS RESULTS
(In thousands)

                                      COMMERCIAL     MORTGAGE    CORPORATE/    CONSOLIDATED
QUARTER ENDED JUNE 30, 1999             BANKING      BANKING       OTHER*       BANCGROUP
                                        -------      -------      -------       ---------
Net interest income                     $93,968      $ 2,479      $(1,936)      $  94,511
Provision for possible loan losses        6,435           --           --           6,435
Noninterest income                       16,205       16,926         (235)         32,896
Amortization and depreciation             6,733        9,490         (104)         16,119
Noninterest expense                      49,630        7,385         (274)         56,741
                                        -------      -------      -------       ---------
Pretax income                            47,375        2,530       (1,793)         48,112
Income taxes                             17,805          956         (912)         17,849
                                        -------      -------      -------       ---------
Net Income (loss)                       $29,570      $ 1,574      $  (881)      $  30,263
                                        =======      =======      =======       =========



                                      COMMERCIAL    MORTGAGE     CORPORATE/   CONSOLIDATED
QUARTER ENDED JUNE 30, 1998             BANKING      BANKING       OTHER*       BANCGROUP
                                        -------      -------      -------       ---------
Net interest income                     $83,350      $ 3,354      $(1,698)      $  85,006
Provision for possible loan losses        3,964           --           --           3,964
Noninterest income                       15,462       18,391         (292)         33,561
Amortization and depreciation             6,153        7,221          (48)         13,326
Noninterest expense                      50,406        8,094          575          59,075
                                        -------      -------      -------       ---------
Pretax income                            38,289        6,430       (2,517)         42,202
Income taxes                             13,547        2,422         (617)         15,352
                                        -------      -------      -------       ---------
Net Income (loss)                       $24,742      $ 4,008      $(1,900)      $  26,850
                                        =======      =======      =======       =========


* Includes eliminations of certain intercompany transactions.

(In thousands)

                                       COMMERCIAL     MORTGAGE    CORPORATE/   CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1999           BANKING      BANKING       OTHER*       BANCGROUP
                                        --------      -------      -------       ---------
Net interest income                     $183,484      $ 6,013      $(4,034)      $ 185,463
Provision for possible loan losses        12,454           --           --          12,454
Noninterest income                        33,110       35,043         (260)         67,893
Amortization and depreciation             13,296       15,342         (205)         28,433
Noninterest expense                       99,581       20,305          (66)        119,820
                                        --------      -------      -------       ---------
Pretax income                             91,263        5,409      (4 ,023)         92,649
Income taxes                              33,867        2,010       (1,639)         34,238
                                        --------      -------      -------       ---------
Net Income (loss)                       $ 57,396      $ 3,399      $(2,384)      $  58,411
                                        ========      =======      =======       =========



                                       COMMERCIAL     MORTGAGE    CORPORATE     CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1998           BANKING      BANKING       OTHER*       BANCGROUP
                                        --------      -------      -------       ---------
Net interest income                     $164,320      $ 5,556      $(3,341)      $ 166,535
Provision for possible loan losses         7,915           --           --           7,915
Noninterest income                        29,795       32,869         (591)         62,073
Amortization and depreciation             12,216       12,382         (113)         24,485
Noninterest expense                      105,301       15,132          965         121,398
                                        --------      -------      -------       ---------
Pretax income                             68,683       10,911       (4,784)         74,810
Income taxes                              24,286        4,106       (1,230)         27,162
                                        --------      -------      -------       ---------
Net Income (loss)                       $ 44,397      $ 6,805      $(3,554)      $  47,648
                                        ========      =======      =======       =========

* Includes eliminations of certain intercompany transactions.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FINANCIAL CONDITION:

     Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the six months and twelve months ended June 30 1999, respectively, as follows (in thousands):


                                     DECEMBER 31, 1998              June 30, 1998
                                     TO JUNE 30, 1999              to June 30, 1999
                                   ---------------------        -----------------------
                                    INCREASE (DECREASE)            Increase (Decrease)
                                   ---------------------        -----------------------
                                     Amount          %             Amount           %
                                   ---------       -----        -----------       -----
Assets
  Colonial Bank                    $ 558,424         5.9%       $ 1,396,182        16.1%
  CMC                               (250,698)      (26.8)           (50,451)       (6.9)
  Other                                  115         0.9             (2,685)      (17.9)
                                   ---------       -----        -----------       -----
Total assets                         307,841         2.9          1,343,046        14.3
Securities                           213,256        13.5            331,998        22.6
Mortgage loans held for sale        (315,046)      (45.5)          (173,731)      (31.5)
Loans, net of unearned income        480,367         6.8          1,195,691        18.7
Mortgage Servicing Rights             78,879        43.0             87,397        50.0
Deposits                             157,009         2.1            823,043        12.1
Long term debt                       142,006        19.0            157,214        21.5


Assets:

     BancGroup's assets as restated have increased 14.3% and 2.9% since June 30, 1998 and December 31, 1998, respectively. The Company's strategy has been to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida. With the mergers of FirstBank and TB&T in Dallas, Texas and InterWest in Reno, Nevada, BancGroup has expanded into growth markets outside the Southeast. Asset growth in Colonial Bank of $558 million or 5.9% during the first six months of 1999 has resulted primarily from internal loan growth since there were no acquisitions during this period. The decrease of $251 million in CMC assets is primarily due to the decline in mortgage loans held for sale, which is discussed further below.

Securities:

     Investment securities and securities available for sale have increased $213 million (13.5%) and $332 million (22.6%) from December 31, 1998 and June 30, 1998, respectively. Approximately $100 million was purchased in June 1999 and subsequently sold in July 1999 for temporary collateral considerations. The remaining increase was due to normal business growth.

Loans and Mortgage Loans Held for Sale:

     Loans, net of unearned income, have increased $1.2 billion (18.7%) and $480 million (6.8%) from June 30, 1998, and December 31, 1998, respectively. These increases are primarily due to internal growth. The success of management's strategy to expand into higher growth markets is evident in that approximately 70% and 66% of the growth from December 31, 1998 and June 30, 1998, respectively, came from the Company's Florida, Georgia and western markets.

     Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $2.0 billion and $1.7 billion and sales thereof amounted to approximately $2.3 billion and $1.5 billion during the six months ended June 30, 1999 and 1998, respectively. The increase in originations in 1999 was primarily due to lower interest rates in the first quarter of 1999 compared to the first six months of 1998. Interest rates have increased significantly since December 1998, primarily in the second quarter, resulting in a reduction in originations and a corresponding reduction in loans held for sale.



GROSS LOANS BY CATEGORY                       JUNE 30,        DEC. 31,        JUNE 30,
(In thousands)                                  1999            1998            1998
                                             ----------      ----------      ----------
Commercial, financial, and agricultural      $1,197,762      $1,102,446      $  892,155
Real estate-commercial                        2,399,864       2,006,851       1,810,873
Real estate-construction                      1,101,493       1,028,471         794,997
Real estate-residential                       2,385,685       2,438,236       2,448,191
Installment and consumer                        311,509         344,860         348,078
Other                                           194,548         189,934         100,677
                                             ----------      ----------      ----------
Total loans                                  $7,590,861      $7,110,798      $6,394,971
                                             ==========      ==========      ==========



     The majority of the $480 million in loan growth for 1999 has been in loans collateralized by commercial real estate, which increased approximately $393 million from December 31, 1998. The increase of $1.2 billion from June 30, 1998, consisted primarily of Commercial loans ($306 million), Commercial real estate loans ($589 million) and Construction loans ($306 million). Residential real estate loans decreased $52.6 million and $62.5 million from December 31, 1998, and June 30, 1998, respectively. This decline in residential real estate is primarily attributable to the refinancing of these predominately adjustable rate
(ARM) loans to fixed rate loans. The Company generally sells fixed rate residential real estate loans in the secondary markets resulting in net reductions in outstanding balances. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's Florida markets.

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                          PERCENT OF                   Percent of                  Percent of
                              JUNE 30,     LOANS TO        Dec. 31      Loans to      June 30,      Loans to
                                1999      TOTAL LOANS        1998      Total Loans      1998       Total Loans
                              -------     -----------      -------     -----------    ---------    -----------
(In thousands)
Commercial, financial,
  and agricultural            $21,351          15.8%      $19,068          15.5%      $  16,962          14.0%
Real estate-commercial         32,855          31.6        30,382          28.2          29,104          28.3
Real estate-construction       14,852          14.5        14,681          14.5          12,737          12.4
Real estate-mortgage           11,919          31.4        12,191          34.3          12,241          38.3
Installment and consumer        4,574           4.1         4,930           4.8           4,729           5.4
Other                           2,518           2.6         2,310           2.7           1,266           1.6
                              -------      --------       -------      --------       ---------      --------
TOTAL                         $88,069         100.0%      $83,562         100.0%      $  77,039         100.0%
                              =======      ========       =======      ========       =========      ========

SUMMARY OF LOAN LOSS EXPERIENCE

                                                       SIX MONTHS         Year       Six Months
                                                          ENDED          Ended          Ended
(In thousands)                                        JUNE 30, 1999   Dec 31, 1998   June 30, 1998
--------------                                        -------------   ------------   -------------

Allowance for possible loan losses - January 1            $83,562        $72,107        $72,107
Charge-offs:
      Commercial, financial, and agricultural               4,621          6,001          1,806
      Real Estate-commercial                                1,391          3,273            900
      Real estate-construction                                242          1,731            285
      Real estate-residential                               1,057          3,380            801
      Installment and consumer                              2,505          6,803          3,016
      Other                                                   870          1,469            399
                                                          -------        -------        -------
Total charge-offs                                          10,686         22,657          7,207
                                                          -------        -------        -------
Recoveries:
      Commercial, financial, and agricultural                 686          1,206            649
      Real estate-commercial                                  158          1,399            412
      Real estate-construction                                 36             43             15
      Real estate-residential                                 379            545            406
      Installment and consumer                              1,351          1,945          1,035
      Other                                                   129            789            193
                                                          -------        -------        -------
Total recoveries                                            2,739          5,927          2,710
                                                          -------        -------        -------

Net charge-offs                                             7,947         16,730          4,497
Addition to allowance charged to operating expense         12,454         26,345          7,915
Allowance added from business combinations                     --          1,840          1,514
                                                          -------        -------        -------
Allowance for possible loan losses-end of period          $88,069        $83,562        $77,039
                                                          =======        =======        =======



     Asset quality as measured by nonperforming assets remains strong at 0.50% of net loans and other real estate compared to 0.60% and 0.71% at December 31, 1998 and June 30, 1998, respectively. Nonperforming assets have decreased $5.1 million from December 31, 1998. The decrease in nonperforming assets primarily resulted from a $3.6 million decrease in nonperforming loans and a $1.5 decrease in other real estate and repossessions. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve is 1.16% of loans at June 30, 1999 as compared to 1.18% at December 31, 1998 and 1.20% at June 30, 1998.


NONPERFORMING ASSETS ARE SUMMARIZED BELOW
(In thousands)                                              JUNE 30, 1999    Dec. 31, 1998   June 30, 1998
                                                            -------------    -------------   -------------
Nonaccrual loans                                                $29,259         $32,823         $33,187
Restructured loans                                                1,279           1,334           1,439
                                                                -------         -------         -------
      Total nonperforming loans*                                 30,538          34,157          34,626
Other real estate owned                                           6,840           8,164          10,377
Repossessions                                                       386             564             675
                                                                -------         -------         -------
      Total nonperforming assets*                               $37,764         $42,885         $45,678
                                                                =======         =======         =======
Aggregate loans contractually past due 90 days
      For which interest is being accrued                       $ 7,051         $ 8,992         $ 7,279
Net charge-offs:
      Quarter-to-Date                                           $ 4,523         $ 8,504         $ 1,833
      Year-to-Date                                              $ 7,942         $16,730         $ 4,497

RATIOS
Period end:
      Total nonperforming assets as a percent of net
        Loans and other real estate                                0.50%           0.60%           0.71%
      Allowance as a percent of net loans                          1.16%           1.18%           1.20%
      Allowance as a percent of nonperforming assets*               233%            195%            169%
      Allowance as a percent of nonperforming loans*                288%            245%            222%
For the period end:
      Net charge-offs as a percent of average net loans-
        (annualized basis)
            Quarter-to-Date                                        0.24%           0.49%           0.12%
            Year-to-Date                                           0.22%           0.26%           0.15%


* Total does not include loans contractually past due 90 days or more, which are still accruing interest.

     Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies has identified approximately $150 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and loan administration and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 1999, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

     The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. The recorded investment in impaired loans at June 30, 1999 was $20,729,000 and these loans had a corresponding valuation allowance of $6,633,000.

MORTGAGE SERVICING RIGHTS:

     During the first half of 1999, long-term interest rates increased significantly with the 10-year treasury yield increasing from 4.64% at December 31, 1998 to 5.79% at June 30, 1999. This increase resulted in an increase in the market value of mortgage servicing rights (MSRs) as well as a loss on the mortgage servicing hedges. As a result, BancGroup deferred $51.0 million of hedge losses and reduced the MSR valuation allowance by $4.6 million.

     The hedge positions of the servicing asset are monitored and adjusted as necessary for changes in the market and projected interest rate movement. The objective of this strategy is to achieve a high degree of correlation between changes in value associated with the hedged asset (the specified percentage of the servicing portfolio and the related servicing rights) and the servicing hedge. The servicing hedge is designed to rise in value when interest rates fall and decline in value when interest rates rise, in contrast to the expected movements in value of the servicing asset, therefore reducing earnings volatility caused by interest rate movements.

     These risk-management activities do not eliminate interest-rate risk in the MSRs. Treasury rates, LIBOR rates and the constant maturity swap index, to which the majority of the MSR hedges are indexed, may not move in tandem with mortgage interest rates. As mortgage interest rates change, actual prepayments may not respond exactly as anticipated. Other pricing factors, such as the volatility of the market yields, may affect the value of the MSR hedges without similarly impacting the MSRs.

LIQUIDITY:

     The maintenance of an adequate liquidity position and the constant monitoring of rate sensitivity are principal components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB provides availability of up to $2.5 billion on either a short or long-term basis excluding funds available through the Federal Funds line. At June 30, 1999, the FHLB credit facility was $1.7 billion of which $385 million was available based on current collateral. This credit facility is collateralized by the Company's residential real estate loans. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 99.8% at June 30, 1999 and 95.4% at December 31, 1998. BancGroup has a brokered Certificate of Deposit (CD) program in conjunction with Merrill Lynch, Paine Webber, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 4.80% to 5.60% maturing in 3 to 24 month periods. At June 30, 1999, $370 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At June 30, 1999, $128 million is outstanding under this program at a rate of 4.84%. Funds are transferred daily to meet short-term funding fluctuations. Beginning in 1998, BancGroup received funds under reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston. At June 30, 1999, there was $292 million in outstanding debt under this agreement, which is collateralized by mortgage-backed securities. On March 16, 1999, the Company's subsidiary, Colonial Bank issued $100 million in 8% Subordinated Notes due March 15, 2009. These notes are not subject to redemption prior to maturity and pay interest semiannually on March 15 and September 15. In July 1999, the Company entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million. This facility will bear interest at a rate of 0.85% above LIBOR and expires in July 2000.

CAPITAL RESOURCES:

     Management continuously monitors the Company's capital adequacy and potential for future growth. BancGroup has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future capital resources.

     The Federal Reserve has issued guidelines identifying Tier I and Tier II capital components as well as minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The Company issued $70 million in Trust Preferred Securities in 1997 that qualifies as Tier I capital and Colonial Bank issued $100 million in 8% Subordinated Notes in March 1999 that qualifies as Tier II capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 1999 are stated below:


Capital (in thousands):
     Tier I Capital:
        Shareholders' equity (excluding unrealized loss on securities
          available for sale, intangibles and disallowed mortgage servicing        $  662,967
          rights plus Trust Preferred Securities)
     Tier II Capital:
        Allowable loan loss reserve                                                    88,069
        Subordinated debt                                                             112,464
        Unrealized gains on Available for Sale equity securities                          331
                                                                                   ----------
     Total Capital                                                                 $  863,831
                                                                                   ==========

Risk Adjusted Assets (in thousands)                                                $7,639,185


                                                                                         June 30, 1999           December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
Tier I leverage ratio (minimum 3%)                                                           6.27%                     6.08%
Risk Adjusted Capital Ratios:
        Tier I Capital Ratio (minimum 4%)                                                    8.68%                     8.50%
        Total Capital Ratio (minimum 8%)                                                     11.31%                    9.85%

Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates that are currently $0.095 per share each quarter.

YEAR 2000 READINESS DISCLOSURE:

     Most computer software programs and processing systems, including those used by BancGroup and its subsidiaries in their operations, were not originally designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have material adverse effects on the business and operations of any business, including BancGroup, which relies on computers and associated technologies.

     BancGroup has aggressively addressed the challenges that Year 2000 presents to its operations. Management has completed its remediation efforts through the testing of business applications and systems. BancGroup completed testing with its mission critical service providers during the first quarter of 1999. As a final check to ensure that BancGroup will be ready for the new millennium, management plans to perform additional Year 2000 testing during the fourth quarter of 1999. Therefore management does not anticipate significant disruptions in its operations as a result of entering the new millennium.

     Year 2000 compliant and tested mission critical applications are currently being used in production at Colonial Bank. Colonial Mortgage Company is currently using its Year 2000 compliant and tested servicing system and is currently implementing its Year 2000 compliant and tested origination system.

     BancGroup's contingency plans were substantially completed and tested at June 30, 1999. The plans are designed to minimize Year 2000 inconveniences, if any, to our customers. Colonial expects to operate as usual on January 3, 2000.

     Throughout 1998 and during 1999, BancGroup has been assessing Year 2000 readiness of vendors, business partners and other counter-parties focusing on those considered critical to BancGroup operations. BancGroup began assessing the Year 2000 readiness of loan customers, depositors and other funds takers and providers during the third quarter of 1998. BancGroup will continue to monitor and evaluate the Year 2000 readiness of third parties whose Year 2000 noncompliance could have a material adverse impact on the operations of BancGroup. BancGroup is taking appropriate measures including development of contingency plans to mitigate the risk to the Company of Year 2000 noncompliance by third parties; therefore, the impact of Year 2000 noncompliance by third parties with which BancGroup transacts business is not anticipated to have a materially adverse impact on the operations of the Company.


     BancGroup has a customer awareness program in place designed to keep our customers informed of our Year 2000 progress. The awareness program is expected to minimize customer anxiety as we approach the new millennium. However, management recognizes that a customer awareness program will not completely eliminate such customer concerns. BancGroup is working closely with the Federal Reserve to provide increased liquidity in our branches to meet the possibility of an increase in the cash needs of our customers.

     BancGroup expects to spend approximately $13 million on the Year 2000 project. To date, BancGroup has incurred approximately $12 million of those expenditures, $600,000 during the first half of 1999, $11 million in 1998, and $400,000 million in 1997. The remaining expenditures primarily relate to unbilled services, invoices not received for equipment purchased, customer awareness programs and fourth quarter testing costs. Year 2000 project costs of approximately $200,000 were expensed during the first half of 1999 while $4.6 million and $432,000 were expensed during the years ended December 31, 1998 and 1997, respectively.

     Although presently not anticipated, regulators require that management disclose what could happen if BancGroup's systems fail as a result of entering the new millennium. A possible worst case scenario could include interruption in the normal servicing of customers as well as the funds management of the Company. Management has developed contingency plans to minimize the impact of a failure on our customers and/or shareholders.

     Management's evaluation of Year 2000 compliance and technological upgrades is an on-going process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than anticipated.

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)


                                                                          THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------------------------------
                                                            1999                                               1998*
                                            -----------------------------------------       ---------------------------------------
                                               AVERAGE                                        AVERAGE
                                               VOLUME          INTEREST          RATE          VOLUME          INTEREST        RATE
                                               ------          --------          ----          ------          --------        ----
ASSETS

Loans, net                                  $ 7,465,919        $  158,680        8.52%       $6,260,144        $140,688       9.01%
Mortgage loans held for sale                    448,078             8,033        7.17%          415,563           7,668       7.38%
Investment securities and securities
   available for sale and other               1,733,992            26,788        6.20%        1,414,586          22,637       6.42%
                                            -----------        ----------                    ----------        --------
Total interest-earning assets(1)              9,647,989           193,501        8.04%        8,090,293         170,993       8.47%
                                            -----------        ----------                    ----------        --------
Nonearning assets                             1,002,903                                         854,584
                                            -----------                                      ----------
  Total assets                              $10,650,892                                      $8,944,877
                                            ===========                                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                 $ 6,191,701            67,290        4.36%       $5,382,602          63,528       4.73%
  Short-term borrowings                       1,326,773            16,243        4.91%          900,721          12,490       5.56%
  Long-term debt                                954,583            14,644        6.15%          600,675           9,185       6.13%
                                            -----------         ---------                    ----------        --------
  Total interest-bearing liabilities          8,473,057            98,177        4.65%        6,883,998          85,203       4.96%
                                            -----------         ---------                    ----------        --------
  Noninterest-bearing demand deposits         1,423,856                                       1,283,265
  Other liabilities                              83,811                                         141,328
                                            -----------                                      ----------
  Total liabilities                           9,980,724                                       8,308,591
  Shareholders' equity                          670,168                                         636,286
                                            -----------                                      ----------
Total liabilities and shareholders'
  equity                                    $10,650,892                                      $8,944,877
                                            ===========                                      ==========
RATE DIFFERENTIAL                                                                3.39%                                        3.51%
NET YIELD ON INTEREST-EARNING ASSETS                           $   95,324        3.96%                         $ 85,790       4.25%
                                                               ==========                                      ========


* Restated financial results above reflect the business combinations with FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and InterWest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

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

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)


                                                                         SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------
                                                                1999                                      1998*
                                            -----------------------------------------     ------------------------------------
                                               AVERAGE                                    AVERAGE
                                               VOLUME          INTEREST          RATE      VOLUME        INTEREST         RATE
                                               ------          --------          ----      ------        --------         ----
ASSETS

Loans, net                                  $ 7,336,078        $  310,600        8.52%    $6,185,278      $278,390         9.06%
Mortgage loans held for sale                    530,279            18,999        7.17%       343,903        12,597         7.33%
Investment securities and securities
   available for sale and other               1,656,876            51,330        6.20%     1,282,765        40,935         6.39%
                                            -----------         ---------                 ----------      --------
Total interest-earning assets(1)              9,523,233           380,929        8.04%     7,811,946       331,922         8.54%
                                            -----------         ---------                 ----------      --------
Nonearning assets                               984,664                                      825,971
                                            -----------                                   ----------
  Total assets                              $10,507,897                                   $8,637,917
                                            ===========                                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                 $ 6,052,929           131,955        4.40%    $5,347,809       125,882         4.75%
  Short-term borrowings                       1,425,882            35,340        5.00%       813,102        22,611         5.61%
  Long-term debt                                881,482            26,542        6.07%       496,794        15,338         6.23%
                                            -----------         ---------                 ----------      --------
  Total interest-bearing liabilities          8,360,293           193,837        4.68%     6,657,705       163,831         4.96%
                                            -----------         ---------                 ----------      --------
  Noninterest-bearing demand deposits         1,396,891                                    1,223,705
  Other liabilities                              89,453                                      128,989
                                            -----------                                   ----------
  Total liabilities                           9,846,637                                    8,010,399
  Shareholders' equity                          661,260                                      627,518
                                            -----------                                   ----------

Total liabilities and shareholders'
  Equity                                    $10,507,897                                   $8,637,917
                                            ===========                                   ==========
RATE DIFFERENTIAL                                                                3.36%                                     3.58%
NET YIELD ON INTEREST-EARNING ASSETS                           $  187,092        3.94%                    $168,091         4.31%
                                                               ==========                                 ========




* Restated financial results above reflect the business combinations with FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and InterWest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

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

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)


                                                                THREE MONTHS ENDED JUNE 30, 1999 CHANGE FROM 1998*
                                                              ------------------------------------------------------
                                                                                  ATTRIBUTED TO (1)
                                                               TOTAL            VOLUME         RATE            MIX
                                                              --------        --------        -------        -------
INTEREST INCOME:
       Total loans, net                                       $ 17,992        $ 27,086        ($7,648)       ($1,446)
       Mortgage loans held for sale                                365             598           (217)           (16)
       Investment securities and securities available
             for sale and other interest-earning assets          4,151           5,112           (775)          (186)
                                                              --------        --------        -------        -------
Total interest income(2)                                        22,508          32,796         (8,640)        (1,648)
                                                              --------        --------        -------        -------


 INTEREST EXPENSE:
        Interest bearing deposits                             $  3,762           9,541         (4,965)          (814)
        Short-term borrowings                                    3,753           5,905         (1,460)          (692)
        Long-term debt                                           5,459           5,408             30             21
                                                              --------        --------        -------        -------
 Total interest expense                                         12,974          20,854         (6,395)        (1,485)
                                                              --------        --------        -------        -------
 NET INTEREST INCOME                                          $  9,534        $ 11,942        ($2,245)       ($  163)
                                                              ========        ========        =======        =======



                                                               SIX MONTHS ENDED JUNE 30, 1999 CHANGE FROM 1998*
                                                              ---------------------------------------------------
                                                                              ATTRIBUTED TO (1)
                                                               TOTAL        VOLUME          RATE            MIX
                                                              -------       -------       --------        -------
INTEREST INCOME:
       Total loans, net                                       $32,210       $51,702       ($16,563)       ($2,929)
       Mortgage loans held for sale                             6,402         6,775           (273)          (100)
       Investment securities and securities available
             for sale and other interest-earning assets        10,395        11,855         (2,437)           977
                                                              -------       -------       --------        -------
 TOTAL INTEREST INCOME(2)                                      49,007        70,332        (19,273)        (2,052)
                                                              -------       -------       --------        -------

 Interest Expense:
        Interest bearing deposits                             $ 6,073        16,609         (9,282)        (1,254)
        Short-term borrowings                                  12,729        17,047         (2,460)        (1,858)
        Long-term debt                                         11,204        11,885           (394)          (287)
                                                              -------       -------       --------        -------
 Total interest expense                                        30,006        45,541        (12,136)        (3,399)
                                                              -------       -------       --------        -------
 NET INTEREST INCOME                                          $19,001       $24,791       ($ 7,137)       $ 1,347
                                                              =======       =======       ========        =======

* Restated financial results above reflect the business combinations with FirstBank, First Macon Bank & Trust, Prime Bank of Central Florida and InterWest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. Mix Change = change in volume times change in rate.

(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

NET INTEREST INCOME:

     Net interest income on a tax equivalent basis increased $9.5 million to $95.3 million for the quarter ended June 30, 1999, from $85.8 million for the quarter ended June 30, 1998. The net yield on interest earning assets decreased from 4.25% to 3.96% for the three months ended June 30, 1998 and 1999, respectively. For the first six months of 1999, net interest income on a tax equivalent basis increased $19.0 million to $187.1 million as compared to $168.1 million for the same period in 1998. The net yield on interest earning assets decreased from 4.31% to 3.94% for the six months ended June 30, 1998 compared to the same period in 1999, while the rate differential decreased from 3.58% to 3.36% for the six months ended June 30, 1998 compared to 1999.

     As reflected on the previous tables, the increase in net interest income for the three and six months was primarily attributable to loan growth, which was partially offset by lower loan rates. During the first quarter of 1998 the prime rate was 8.50% where it remained until September 1998 when it decreased to 8.25% and continued to decrease to 7.75% in November 1998 where it remained through June 29, 1999. On June 30, 1999, the prime rate was increased to 8.00%.

LOAN LOSS PROVISION:

     As previously discussed, the Company has experienced good loan growth since last year. As a result, allowance for loan losses as a percentage of net loans decreased to 1.16% at June 30 , 1999 compared to 1.20% at June 30, 1998. Net charge-offs as a percentage of average net loans, on an annualized basis, were 0.22% at June 30, 1999 compared to 0.15% at June 30, 1998. These two factors contributed to the increase in the provision for possible loan losses to $12.5 million for the first six months of 1999 compared to $7.9 million for the same period in 1998. Asset quality remains good. The current allowance for possible loan losses provides a 288% coverage of nonperforming loans compared to 245% at December 31, 1998 and 222% at June 30, 1998. See further discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

      Noninterest income increased $5.8 million for the six months ended June 30, 1999, compared to the same period in 1998. This increase is primarily due to increases in mortgage servicing and origination fees of $3.8 million, fees on deposit accounts of $1 million and fees from sales of investment products and other fee-based services of $3.5 million. These increases were partially offset by $1.5 million decrease in gains on the sales of loans and $1.0 million decrease in gains on the sale of securities.

     The decrease in noninterest income for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 of $.7 million is primarily due to a decrease of $3.0 million in gains on the sales of loans and decrease of $0.8 million in gains on the sale of securities offset by increases of $1.9 million in mortgage servicing and origination fees and $1.9 million of fees from sales of investment products and various other fee-based services.

     Colonial Mortgage provides additional sources of non-interest income to BancGroup through fees from its servicing portfolio as well as loan originations from its four divisional offices. Colonial Mortgage purchases, originates and services conventional, government, and jumbo mortgage products in 44 states and the District of Columbia. Colonial Mortgage had non-interest income of $35.0 million for the six months ended June 30, 1999, compared to $32.9 million for the six months ended June 30, 1998.

     Mortgage servicing fees increased due to a $3.1 billion net increase in the servicing portfolio to $17.5 billion at June 30, 1999, from $14.4 billion at June 30, 1998. Gains on sales of loans decreased due to lower margins in the rising rate environment that existed during the second quarter of 1999.

     BancGroup is continuing to expand its services through increased efforts in private banking and additional service and product offerings including asset management services, trust services and sales of mutual funds and annuities. These services contributed $3.0 million to non-interest income for the six months ended June 30, 1999 compared to $1.7 million for the same period last year. In addition, BancGroup established an international banking unit in mid 1998 to service the needs of customers involved in international activities. International banking activities resulted in $600,000 in non-interest income for the six months ended June 30, 1999.

NONINTEREST EXPENSES:

     BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $40.0 million and $80.4 million for the three and six months ended June 30, 1999 compared to $39.7 million and $84.8 million for the three and six months ended June 30, 1998, respectively.

     Noninterest expenses increased $0.5 million and $2.4 million for the three and six months ended June 30, 1999, compared to the same periods in 1998. The increase for the six months of $2.4 million consisted of $2.6 million in salary expense, $2.9 million in occupancy and equipment expense offset by a decrease of $3.1 million in other expenses. The increase for the quarter of $0.5 million consisted of $1.5 million in salary expenses, $1.6 million in occupancy and equipment cost offset by a decrease in other expense of $2.6 million.

     The increase in salary and benefits expenses are the result of normal wage increases. Increases in occupancy and furniture and equipment expenses are the result of normal business activities. The decrease in other expenses results from decreases in acquisition and Year 2000 related expenses offset by increases in expenses related to normal business activities. Refer to further discussion of acquisition-related expenses below and Year 2000 expenses under management's Year 2000 Readiness Disclosure.

     BancGroup's efficiency ratio was 56.82% and 58.14% for the three and six months ended June 30, 1999 compared to 60.66% and 63.38% for the same periods last year. The Company currently has six banks that have not been converted to the Company's standard data processing systems. These conversions are currently anticipated to be completed in April 2000. Conversions will allow the consolidation of back shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments.

ACQUISITION EXPENSE AND RESTRUCTURING CHARGES:

     In the first quarter of 1998, BancGroup reorganized executive management of its Florida regions, which resulted in a restructuring charge of $2.5 million. During the fourth quarter of 1998, the Company developed a plan to:

    -    Close certain unprofitable branches

    -    Sell five supermarket branches

    -    Relocate and upgrade two other branches

    - Move the headquarters of the South Florida Region to downtown Miami and to consolidate the trust department into the South Florida headquarters to better serve its customer base.

     As a result of these actions, BancGroup recognized a fourth quarter restructuring charge of $6.3 million, which was net of $902,000 in reversals of unused reserves. The unused reserves of $902,000 reversed in the fourth quarter of 1998, related to employee severance of $540,000 and lease liability accruals of $362,000. With regard to the employee severance, $540,000 was reserved based on the anticipated timing of termination of two senior regional officers. However, after the reserves were determined, one of the officers voluntarily terminated his employment, thus eliminating the obligation. The other officer elected to remain with the Company in a different role, thus eliminating the anticipated severance payment. The latter's compensation is being expensed to operations as incurred.

     With regard to the lease liability accruals, during the fourth quarter of 1998, Company management engaged a local real estate leasing agent to assist in the review of the lease liability accrual for the various properties being vacated in South Florida. Based on that review, the Company increased its estimate for sub-lease income for certain of the offices for which lease obligations were accrued in the first quarter, and thus reversed the excess accrual in the amount of $362,000.

     At each balance sheet date, Company management reviews payments and other activity relating to the liability balances to ensure the amounts have been properly applied to the accruals. Additionally, Company management reviews the status of the restructuring plan to ensure that there has not been a significant change which affects the accruals (i.e. delay in subleasing due to changes in the market conditions or settlement of liability for an amount different from the amount accrued). This evaluation includes obtaining updates, as needed, from third parties (leasing agents).

     The following is a summary of the activity related to restructuring charges for the six months ended June 30, 1999:



                                                       LEASE        ACCRUED
                                   REDUCTION OF     TERMINATION   SEVERANCE &
(in thousands)                     ASSET VALUES     LIABILITIES      OTHER         TOTAL
                                   ------------------------------------------------------
Balance at December 31, 1998       $          0       $ 2,878        $ 598        $ 3,476
                                   ------------------------------------------------------
Reductions (payments)                        --          (996)        (595)       ($1,459)
                                   ------------------------------------------------------
Balance at June 30, 1999           $          0       $ 1,882        $   3        $ 2,017
                                   ======================================================

     BancGroup has discontinued operations in fourteen supermarket branches. Nine supermarket branches were closed in the second quarter of 1999. The Company bought out the service contracts and lease commitments of those branches. All equipment will be redeployed to other branch locations. By closing these branches, the Company expects to save approximately $2 million per year in operating expenses.

     The outstanding lease termination liabilities of $1.9 million at June 30, 1999 related to the consolidation of two branches in South Florida to a new location and the lease obligation net of any anticipated sublease income related to the relocation of the South Florida Region headquarters and trust department. The Company expects the branch consolidation to occur early in the fourth quarter of 1999. Management in South Florida continues to pursue a resolution of the space vacated from the relocation of its headquarters and trust department. Management is in negotiations with its Lessor regarding the lease terms as well as pursuing the possibility of subleasing the space. Management does not have a specific date of completion at this time.

     The results of the six months reflect the continued implementation of the Company's plan for 1999, to de-emphasize acquisitions, complete system conversions, streamline operations and eliminate less profitable operations. As a result of this focus, the Company recognized acquisition related expenses of $0.6 million and $7.7 million for the six months ended June 30, 1999 and 1998, respectively and $0.2 million and $1.6 million for the quarter ended June 30, 1999 and 1998, respectively. These expenses related primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write-offs of equipment) and employee severance.

PROVISION FOR INCOME TAXES:

     BancGroup's provision for income taxes is based on an approximately 37.0% and 36.3%, estimated annual effective tax rate for the years 1999 and 1998, respectively. The provision for income taxes for the six months ended June 30, 1999, and 1998, was $34,238,000 and $27,162,000, respectively.

                                     Part II
                                Other Information


Item 1:    Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT PART 1 ITEM 1

Item 2:    Changes in Securities - N/A

Item 3:    Defaults Upon Senior Securities - N/A

Item 4:    Submission of Matters to a Vote of Security Holders - N/A

Item 5:    Other Events - N/A

Item 6:    (a) Form 8-K - No reports on Form 8-K were filed during the three months ended
           June 30, 1999.

           (b) Exhibit 27 - Financial Data Schedule (for SEC use only)

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE COLONIAL BANCGROUP, INC.


Date:      August 16, 1999                   By: /s/ W. Flake Oakley, IV
                                                -------------------------------
                                                  W. Flake Oakley, IV
                                                  Its Chief Financial Officer