Form 10-Q
period 1999-09-30
COLONIAL BANCGROUP INC
filed 1999-11-15
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999          COMMISSION FILE NUMBER 1-13508


                         (THE COLONIAL BANCGROUP LOGO)

                          THE COLONIAL BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  63-0661573
 -------------------------------------      ------------------------------------
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



                              YES [ X ]       NO [ ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

               Class                           Outstanding at October 31, 1999
 ----------------------------------           ----------------------------------
   Common Stock, $2.50 Par Value                         111,938,331

                          THE COLONIAL BANCGROUP, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                          Page Number

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Condition - September 30, 1999, December 31, 1998 and September 30, 1998.........       1

         Consolidated Statements of Income - Nine months ended September 30, 1999 and September 30, 1998 and
         three months ended September 30, 1999 and September 30, 1998................................................       2

         Consolidated Statements of Comprehensive Income - Nine months ended September 30, 1999
         and September 30, 1998 and three months ended September 30, 1999 and September 30, 1998.....................       3

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and September 30, 1998.........       4

         Notes to Consolidated Financial Statements - September 30, 1999.............................................       5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................................      21

Item 6.  Exhibits and Reports on Form 8-K............................................................................      21

SIGNATURES ..........................................................................................................      22

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

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                                 SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                                                     1999              1998              1998*
                                                                                 -------------     ------------      -------------

ASSETS:
     Cash and due from banks                                                     $    324,015      $    437,719       $   383,420
     Interest-bearing deposits in banks and federal funds sold                         17,355            57,247            34,011
     Securities held for trading                                                          709                --                --
     Securities available for sale                                                  1,475,364         1,414,218         1,264,896
     Investment securities (market value: September 30, 1999, $103,542;
         December 31, 1998, $173,542; September 30, 1998, $200,512)                   103,294           170,954           197,370
     Mortgage loans held for sale                                                     182,093           692,042           453,566
     Loans, net of unearned income                                                  7,856,226         7,110,295         6,703,538
         Less: Allowance for possible loan losses                                     (91,752)          (83,562)          (77,400)
                                                                                 ------------      ------------       -----------
     Loans, net                                                                     7,764,474         7,026,733         6,626,138
     Premises and equipment                                                           194,557           181,617           182,445
     Excess of cost over tangible and identified intangible
         assets acquired, net                                                          80,892            84,893            78,073
     Mortgage servicing rights                                                        270,428           183,469           173,655
     Other real estate owned                                                            6,196             8,728            10,028
     Accrued interest and other assets                                                201,547           198,665           146,761
                                                                                 ------------      ------------       -----------
TOTAL ASSETS                                                                     $ 10,620,924      $ 10,456,285       $ 9,550,363
                                                                                 ============      ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Deposits                                                                    $  7,601,210      $  7,446,153       $ 6,837,736
     FHLB short-term borrowings                                                       370,000           769,987           480,000
     Other short-term borrowings                                                      912,600           740,981           655,197
     Subordinated debt                                                                112,440            12,542            12,633
     Trust preferred securities                                                        70,000            70,000            70,000
     FHLB long-term debt                                                              645,515           528,163           473,308
     Other long-term debt                                                             135,167           135,742           219,824
     Other liabilities                                                                 93,249           112,910           142,183
                                                                                 ------------      ------------       -----------
Total liabilities                                                                   9,940,181         9,816,478         8,890,881

SHAREHOLDERS' EQUITY
     Preference Stock $2.50 par value; 1,000,000 shares
         authorized, none issued                                                           --                --                --
     Common Stock, $2.50 par value; 200,000,000 shares authorized
         111,920,707, 110,962,365 and 110,754,274 shares issued at
         Sept. 30, 1999, Dec. 31, 1998 and Sept. 30, 1998, respectively               279,802           277,406           276,886
     Treasury shares (26,501 shares at December 31, 1998)                                  --              (355)               --
     Additional paid in capital                                                       118,103           113,469           113,052
     Retained earnings                                                                306,462           249,297           262,626
     Unearned compensation                                                             (1,839)           (2,348)           (2,774)
     Accumulated other comprehensive income (loss), net of taxes                      (21,785)            2,338             9,692
                                                                                 ------------      ------------       -----------
Total shareholders' equity                                                            680,743           639,807           659,482
                                                                                 ------------      ------------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 10,620,924      $ 10,456,285       $ 9,550,363
                                                                                 ============      ============       ===========

*See Note A.


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  -----------------------      -----------------------
                                                    1999           1998*         1999           1998*
                                                  --------       --------      --------       --------
INTEREST INCOME:
     Interest and fees on loans                   $499,044       $446,350      $169,995       $155,828
     Interest on investments                        74,573         59,554        25,542         23,320
     Other interest income                           1,840          4,922           620          1,312
                                                  --------       --------      --------       --------
Total interest income                              575,457        510,826       196,157        180,460
                                                  --------       --------      --------       --------

INTEREST EXPENSE:
     Interest on deposits                          200,900        191,329        68,945         65,447
     Interest on short-term borrowings              51,340         37,753        16,000         15,142
     Interest on long-term debt                     41,943         26,925        15,401         11,587
                                                  --------       --------      --------       --------
Total interest expense                             294,183        256,007       100,346         92,176
                                                  --------       --------      --------       --------

Net Interest Income                                281,274        254,819        95,811         88,284
Provision for possible loan losses                  19,468         12,003         7,014          4,088
                                                  --------       --------      --------       --------
Net Interest Income After Provision for
     Possible Loan Losses                          261,806        242,816        88,797         84,196
                                                  --------       --------      --------       --------

NONINTEREST INCOME:
     Mortgage servicing and origination fees        37,889         32,299        13,146         11,330
     Service charges on deposit accounts            28,660         27,457         9,739          9,515
     Other charges, fees and commissions             7,587          7,312         2,336          2,647
     Securities gains (losses), net                    499          1,076           490             72
     Other income                                   30,811         26,366        11,723          8,873
                                                  --------       --------      --------       --------
Total noninterest income                           105,446         94,510        37,434         32,437
                                                  --------       --------      --------       --------

NONINTEREST EXPENSE:
     Salaries and employee benefits                 91,772         88,629        31,459         30,929
     Occupancy expense, net                         22,572         20,572         7,744          7,198
     Furniture and equipment expenses               20,661         18,364         7,188          6,297
     Other expense                                  91,210        116,885        31,452         54,143
                                                  --------       --------      --------       --------
Total noninterest expense                          226,215        244,450        77,843         98,567
                                                  --------       --------      --------       --------

INCOME BEFORE INCOME TAXES                         141,037         92,876        48,388         18,066
Applicable income taxes                             52,190         33,784        17,952          6,622
                                                  --------       --------      --------       --------
NET INCOME                                        $ 88,847       $ 59,092      $ 30,436       $ 11,444
                                                  ========       ========      ========       ========

EARNINGS PER SHARE:
     Basic                                        $   0.80       $   0.54      $   0.27       $   0.10
     Diluted                                      $   0.79       $   0.53      $   0.27       $   0.10


*See Note A.


    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ------------------------       ------------------------
                                                                       1999            1998*          1999            1998*
                                                                     --------        --------       --------        --------
NET INCOME                                                           $ 88,847        $ 59,092       $ 30,436        $ 11,444

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
     Unrealized gains (losses) on securities available for sale
         arising during the period, net of taxes                      (24,176)          9,113         (7,806)          5,976
     Less:  reclassification adjustment for net (gains)
         losses included in net income, net of taxes                       53          (1,644)            58          (1,120)
                                                                     --------        --------       --------        --------
                                                                      (24,123)          7,469         (7,748)          4,856

COMPREHENSIVE INCOME                                                 $ 64,724        $ 66,561       $ 22,688        $ 16,300
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



                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           1999                  1998
                                                                                        ---------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     $ 545,480           $  (111,105)
                                                                                        ---------           -----------

Cash flows from investing activities:
     Proceeds from maturities of securities available for sale                            279,217               183,610
     Proceeds from sales of securities available for sale                                 168,264               334,892
     Purchase of securities available for sale                                           (545,040)           (1,056,195)
     Proceeds from maturities of investment securities                                     68,115               161,184
     Purchase of investment securities                                                       (643)              (64,691)
     Net increase in loans                                                               (770,373)             (594,418)
     Cash received in bank acquisitions/dispositions                                           --                20,566
     Capital expenditures                                                                 (34,892)              (33,467)
     Proceeds from sale of other real estate owned                                         13,559                 9,393
     Other, net                                                                             4,778                 1,292
                                                                                        ---------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    (817,015)           (1,037,834)
                                                                                        ---------           -----------

Cash flows from financing activities:
     Net increase in demand, savings, and time deposits                                   155,058               292,440
     Net (decrease) increase in federal funds purchased, repurchase agreements
         and other short-term borrowings                                                 (303,089)              379,332
     Proceeds from issuance of long-term debt                                             349,976               480,453
     Repayment of long-term debt                                                          (58,477)               (2,010)
     Proceeds from issuance of common stock                                                 6,154                 5,849
     Dividends paid                                                                       (31,682)              (26,945)
                                                                                        ---------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 117,940             1,129,119
                                                                                        ---------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (153,595)              (19,820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            494,966               437,251
                                                                                        ---------           -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                               $ 341,371           $   417,431
                                                                                        =========           ===========


Supplemental disclosure of cash flow information:
Cash paid during nine months for:
     Interest                                                                           $ 296,952           $   254,873
     Income taxes                                                                          54,825                32,441
Non-cash investing activities:
     Transfer of loans to other real estate                                             $  10,823           $     5,283
     Origination of loans for the sale of other real estate                                    --                   438
Non-cash financing activities:
     Conversion of subordinated debentures to common stock                              $     102           $     1,179
     Assets acquired in business combinations                                                  --               166,824
     Liabilities assumed in business combinations                                              --               145,562


    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES/RESTATEMENT

     The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries have not changed their accounting and reporting policies from those stated in the 1998 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1998 annual report on Form 10-K. The September 30, 1998 financial statements have been restated to give retroactive effect to the pooling-of-interests business combinations with First Macon Bank & Trust, Prime Bank of Central Florida and InterWest Bancorp.

     In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1999 and 1998 and the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. All 1999 interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - BUSINESS COMBINATIONS

     The Company did not enter into or consummate any business combinations for the nine months ended September 30, 1999. Business combinations in fiscal year 1998 resulted in the restatement of September 30, 1998 financial statements. Presented below is BancGroup's summary of operating information for the nine months ended September 30, 1998, showing the effect of business combinations previously reported:


                            As Originally          Effect of            Currently
                              Reported             Poolings             Reported
                            -------------          ---------            ---------
Net interest income           $242,586               $12,233             $254,819
Noninterest income              88,044                 6,466               94,510
Net income                      56,275                 2,817               59,092


NOTE C - COMMITMENTS AND CONTINGENCIES

     BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1999 will have a materially adverse effect on BancGroup's financial statements.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

     On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of FASB statement 133. SFAS 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The effective date for this statement will be delayed from fiscal years beginning after September 15, 1999 to fiscal years beginning after September 15, 2000. Management is currently evaluating the impact that SFAS No. 133 and SFAS No. 137 will have on BancGroup's financial statements.

     On October 12, 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise." This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company is not currently involved in these activities and therefore the adoption of SFAS No. 134 will have no impact on BancGroup's financial statements.

NOTE E - MORTGAGE SERVICING RIGHTS

     An analysis of mortgage servicing rights and the related valuation reserve is as follows:


(In thousands)                         SEPTEMBER 30,      SEPTEMBER 30,
                                           1999               1998
                                       -------------      --------------
MORTGAGE SERVICING RIGHTS
Balance, January 1                      $ 221,798           $ 143,401
Additions, net                             60,331              72,944
Scheduled amortization                    (28,329)           (16,555)
Hedge losses applied                       49,164                  --
                                        ---------           ---------
Balance, September 30                   $ 302,964           $ 199,790
                                        =========           =========

VALUATION RESERVE
Balance, January 1                      $ (38,329)          $  (1,361)
Reduction
                                            6,078                  --
Additions                                    (285)            (24,774)
                                        ---------           ---------
Balance, September 30                     (32,536)            (26,135)
                                        ---------           ---------
MORTGAGE SERVICING RIGHTS, NET          $ 270,428           $ 173,655
                                        =========           =========


     The estimated fair value of mortgage servicing rights was $283,595,831 at September 30, 1999. As of September 30, 1999, Colonial Mortgage services approximately $16.9 billion of loans for third parties.

NOTE F - EARNINGS PER SHARE

     The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:



                                                NINE MONTHS ENDED SEPTEMBER 30,              THREE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------      ----------------------------------------
(DOLLARS IN THOUSANDS,                                                    PER SHARE                                     PER SHARE
EXCEPT PER SHARE AMOUNTS)                   INCOME           SHARES         AMOUNT        INCOME           SHARES         AMOUNT
                                           -------          -------       ---------      -------          -------       ---------
1999
Basic EPS
    Net Income                             $88,847          111,580          $0.80       $30,436          111,815          $0.27
    Effect of dilutive securities
      Options                                                   978                                           951
      Convertible
      debentures                               164              671                           54              667
                                           -------          -------                      -------          -------
Diluted EPS                                $89,011          113,229          $0.79       $30,490          113,433          $0.27
                                           =======          =======                      =======          =======

1998
Basic EPS
    Net Income                             $59,092          109,955          $0.54       $11,444          110,467          $0.10
    Effect of dilutive securities
      Options                                                 1,935                                         1,665
      Convertible debentures                   179              743                           54              698
                                           -------          -------                      -------          -------
Diluted EPS                                $59,271          112,633          $0.53       $11,498          112,830          $0.10
                                           =======          =======                      =======          =======

NOTE G - SEGMENT INFORMATION

     Through its wholly owned subsidiary Colonial Bank and Colonial Bank's wholly owned subsidiary, Colonial Mortgage Company ("CMC"), BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Colonial Bank provides general commercial banking services in 241 offices throughout 6 states. As both an originator and servicing agent of mortgage loans, CMC provides services in 45 states.

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

     The following table reflects the approximate amounts of consolidated revenues, expense, and assets for the quarters and nine months ended September 30, for each segment:



LINE OF BUSINESS RESULTS
(In thousands)

                                           COMMERCIAL        MORTGAGE          CORPORATE/       CONSOLIDATED
QUARTER ENDED SEPTEMBER 30, 1999             BANKING          BANKING            OTHER*           BANCGROUP
                                           ----------        --------          ----------       ------------
Net interest income                         $96,274          $  1,172           $(1,635)          $95,811
Provision for possible loan losses            7,014                --                --             7,014
Noninterest income                           25,939            11,681              (186)           37,434
Amortization and depreciation                 6,950            10,184              (101)           17,033
Noninterest expense                          53,819             6,905                86            60,810
                                            -------          --------           -------           -------
Pretax income                                54,430            (4,236)           (1,806)           48,388
Income taxes                                 20,574            (1,601)           (1,021)           17,952
                                            -------          --------           -------           -------
Net Income (loss)                           $33,856          $ (2,635)          $  (785)          $30,436


                                           COMMERCIAL        MORTGAGE          CORPORATE/       CONSOLIDATED
QUARTER ENDED SEPTEMBER 30, 1998             BANKING          BANKING            OTHER*           BANCGROUP
                                           ----------        --------          ----------       ------------

Net interest income                         $ 86,257         $  3,677           $ (1,650)         $ 88,284
Provision for possible loan losses             4,088               --                 --             4,088
Noninterest income                            15,146           17,556               (265)           32,437
Amortization and depreciation                  6,456           29,373                (83)           35,746
Noninterest expense                           53,492            8,387                942            62,821
                                            --------         --------           --------          --------
Pretax income                                 37,367          (16,527)            (2,774)           18,066
Income taxes                                  13,639           (6,268)              (749)            6,622
                                            --------         --------           --------          --------
Net Income (loss)                           $ 23,728         $(10,259)          $ (2,025)         $ 11,444
                                            ========         ========           ========          ========








* Includes eliminations of certain intercompany transactions.


LINE OF BUSINESS RESULTS (CONTINUED)
(In thousands)

                                           COMMERCIAL       MORTGAGE           CORPORATE        CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1999         BANKING         BANKING            /OTHER*          BANCGROUP
                                           ----------       ---------          ---------        -----------
Net interest income                         $279,758         $  7,185           $ (5,669)         $281,274
Provision for possible loan losses            19,468               --                 --            19,468
Noninterest income                            59,167           46,724               (445)          105,446
Amortization and depreciation                 20,246           25,526               (306)           45,466
Noninterest expense                          153,518           27,210                 21           180,749
                                            --------         --------           --------          --------
Pretax income                                145,693            1,173             (5,829)          141,037
Income taxes                                  54,441              409             (2,660)           52,190
                                            --------         --------           --------          --------

Net Income (loss)                           $ 91,252         $    764           $ (3,169)         $ 88,847
                                            ========         ========           ========          ========

                                           COMMERCIAL       MORTGAGE           CORPORATE        CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1998         BANKING         BANKING            /OTHER*          BANCGROUP
                                           ----------       ---------          ---------        -----------

Net interest income                         $250,577         $  9,233           $ (4,991)         $254,819
Provision for possible loan losses            12,003               --                 --            12,003
Noninterest income                            44,941           50,425               (856)           94,510
Amortization and depreciation                 18,671           41,755               (196)           60,230
Noninterest expense                          158,793           23,520              1,907           184,220
                                            --------         --------           --------          --------
Pretax income                                106,051           (5,617)            (7,558)           92,876
Income taxes                                  37,925           (2,162)            (1,979)            33,784
                                            --------         --------           --------          --------
Net Income (loss)                           $ 68,126         $ (3,455)          $ (5,579)         $ 59,092
                                            ========         ========           ========          ========





* Includes eliminations of certain intercompany transactions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the nine months and twelve months ended September 30, 1999, respectively, as follows (in thousands):


                                            December 31, 1998                     September 30, 1998
                                          to September 30, 1999                 to September 30, 1999
                                       --------------------------          -----------------------------
                                           Increase (Decrease)                   Increase (Decrease)
                                       --------------------------          ----------------------------
                                         AMOUNT                %              Amount                 %
                                       ---------             ----          -----------             ----

Assets
  Colonial Bank                        $ 612,637              6.4%         $ 1,218,271             13.7%
  CMC                                   (448,259)           (47.9)            (145,859)           (23.0)
  Other                                      261              2.1               (1,851)           (13.0)
                                       ---------             ----          -----------             ----
Total assets                             164,639              1.6            1,070,561             11.2
Securities                                (5,805)            (0.4)             117,100              8.0
Mortgage loans held for sale            (509,948)           (73.7)            (271,473)           (59.9)
Loans, net of unearned income            745,931             10.5            1,152,688             17.2
Mortgage Servicing Rights                 86,959             47.4               96,773             55.7
Deposits                                 155,058              2.1              763,474             11.2
Long term debt                           216,675             29.0              187,357             24.2

ASSETS:

     BancGroup's assets as restated have increased 11.2% and 1.6% since September 30, 1998 and December 31, 1998, respectively. The Company's strategy has been to increase its asset size both internally and through acquisition efforts. BancGroup has concentrated on expanding into growth markets by merging with banks that have strong local management. BancGroup has been most successful with this strategy in Florida. With the mergers of FirstBank and TB&T in Dallas, Texas, InterWest in Reno, Nevada and CNB in Las Vegas, Nevada, BancGroup has expanded into growth markets outside the Southeast. Asset growth in Colonial Bank of $613 million or 6.4% during the first nine months of 1999 has resulted from internal loan growth since there were no acquisitions during this period. The decrease of $448 million in CMC assets is primarily due to the decline in mortgage loans held for sale, which is discussed further below.

SECURITIES:

         Investment securities and securities available for sale have increased $117 million (8.0%) from September 30, 1998. The increase was due to normal business growth.

LOANS AND MORTGAGE LOANS HELD FOR SALE:

     Loans, net of unearned income, have increased $1.2 billion (17.2%) and $746 million (10.5%) from September 30, 1998, and December 31, 1998, respectively. These increases are primarily due to internal growth. The success of management's strategy to expand into higher growth markets is evident in that approximately 66% and 62% of the growth from December 31, 1998 and September 30, 1998, respectively, came from the Company's Florida, Georgia and western markets.

     Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market by Colonial Mortgage Company, a wholly owned subsidiary of Colonial Bank. Loans originated amounted to approximately $2.5 billion and $2.7 billion and sales thereof amounted to approximately $2.9 billion and $2.6 billion during the nine months ended September 30, 1999 and 1998, respectively. Interest rates have increased significantly since December 1998, primarily in the second and third quarters, resulting in a reduction in originations and a corresponding reduction in loans held for sale.

GROSS LOANS BY CATEGORY                           SEPT. 30,            DEC. 31,           SEPT. 30,
(In thousands)                                      1999                1998                1998
                                                 ----------          ----------          ----------
Commercial, financial, and agricultural          $1,074,796          $1,102,446          $  949,143
Real estate-commercial                            2,459,944           2,006,851           1,939,540
Real estate-construction                          1,297,822           1,028,471             908,809
Real estate-residential                           2,440,681           2,438,236           2,473,146
Installment and consumer                            304,286             344,860             325,296
Other                                               278,934             189,934             108,276
                                                 ----------          ----------          ----------
Total loans                                      $7,856,463          $7,110,798          $6,704,210
                                                 ==========          ==========          ==========



     The majority of the $746 million in loan growth for 1999 has been in loans collateralized by commercial real estate, which increased approximately $453 million from December 31, 1998. The increase of $1.2 billion from September 30, 1998, consisted primarily of Commercial loans ($126 million), Commercial real estate loans ($520 million) and Construction loans ($389 million). Residential real estate loans decreased $32 million from September 30, 1998. This decline in residential real estate is primarily attributable to the refinancing of these predominately adjustable rate (ARM) loans to fixed rate loans. The Company generally sells fixed rate residential real estate loans in the secondary markets resulting in net reductions in outstanding balances. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's Florida markets. Other loans includes a unit established for loans to unaffiliated mortgage companies to provide warehouse lines of credit while those companies' loans are being packaged for sale in the secondary market. Loans outstanding under these warehouse lines were $143.38 million and $84.9 million, respectively for September 30, 1999 and December 31, 1998.

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                                PERCENT OF                  Percent of                  Percent of
                                SEPT. 30,        LOANS TO   Dec. 31,        Loans to     Sept. 30,       Loans to
                                  1999         TOTAL LOANS    1998         Total Loans      1998       Total Loans
                                --------       -----------  --------       -----------   ---------     -----------
(In thousands)
Commercial, financial,
  and agricultural              $22,085           13.7%      $19,068           15.5%      $15,859           14.1%
Real estate-commercial           32,930           31.3        30,382           28.2        27,895           28.9
Real estate-construction         17,634           16.5        14,681           14.5        15,581           13.6
Real estate-mortgage             12,203           31.1        12,191           34.3        12,366           36.9
Installment and consumer          4,101            3.9         4,930            4.8         4,165            4.9
Other                             2,799            3.5         2,310            2.7         1,534            1.6
                                -------          -----       -------          -----       -------          -----
TOTAL                           $91,752          100.0%      $83,562          100.0%      $77,400          100.0%
                                =======          =====       =======          =====       =======          =====

SUMMARY OF LOAN LOSS EXPERIENCE


                                                       NINE MONTHS           Year               Nine Months
                                                           ENDED             Ended                Ended
(In thousands)                                        SEPT. 30, 1999      Dec. 31, 1998       Sept. 30, 1998
                                                      --------------      -------------       --------------

Allowance for possible loan losses - January 1            $83,562             $72,107             $72,107
Charge-offs:
      Commercial, financial, and agricultural               7,512               6,001               3,499
      Real Estate-commercial                                2,153               3,273               1,417
      Real estate-construction                                404               1,731                 379
      Real estate-residential                               2,043               3,380               1,331
      Installment and consumer                              3,589               6,803               4,577
      Other                                                 1,274               1,469                 738
                                                          -------             -------             -------
Total charge-offs                                          16,975              22,657              11,941
                                                          -------             -------             -------


Recoveries:
      Commercial, financial, and agricultural               2,352               1,206                 859
      Real estate-commercial                                  340               1,399                 537
      Real estate-construction                                 42                  43                  16
      Real estate-residential                                 797                 545                 521
      Installment and consumer                              1,848               1,945               1,496
      Other                                                   318                 789                 288
                                                          -------             -------             -------
Total recoveries                                            5,697               5,927               3,717
                                                          -------             -------             -------

Net charge-offs                                            11,278              16,730               8,224
Addition to allowance charged to operating expense         19,468              26,345              12,003
Allowance added from business combinations                     --               1,840               1,514
                                                          -------             -------             -------
Allowance for possible loan losses-end of period          $91,752             $83,562             $77,400
                                                          =======             =======             =======


     Asset quality as measured by nonperforming assets remains strong at 0.45% of net loans and other real estate compared to 0.60% and 0.72% at December 31, 1998 and September 30, 1998, respectively. Nonperforming assets have decreased $7.2 million from December 31, 1998. The decrease in nonperforming assets primarily resulted from a $4.6 million decrease in nonperforming loans and a $2.5 million decrease in other real estate and repossessions. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve is 1.17% of loans at September 30, 1999 as compared to 1.18% at December 31, 1998 and 1.15% at September 30, 1998.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW


(In thousands)                                             SEPT. 30, 1999      Dec. 31, 1998       Sept. 30, 1998
                                                           --------------      -------------       --------------
Nonaccrual loans                                               $28,255             $32,823             $36,676
Restructured loans                                               1,270               1,334               1,370
                                                               -------             -------             -------
      Total nonperforming loans*                                29,525              34,157              38,046
Other real estate owned                                          5,956               8,164               9,235
Repossessions                                                      240                 564                 793
                                                               -------             -------             -------
      Total nonperforming assets*                              $35,721             $42,885             $48,074
                                                               =======             =======             =======

Aggregate loans contractually past due 90 days
      For which interest is being accrued                      $ 8,750             $ 8,992             $ 6,583
Net charge-offs:
      Quarter-to-Date                                          $ 3,336             $ 8,504             $ 3,729
      Year-to-Date                                             $11,278             $16,730             $ 8,226

RATIOS
Period end:
      Total nonperforming assets as a percent of net
        Loans and other real estate                               0.45%               0.60%               0.72%
      Allowance as a percent of net loans                         1.17%               1.18%               1.15%
      Allowance as a percent of nonperforming assets*              257%                195%                161%
      Allowance as a percent of nonperforming loans*               311%                245%                203%
For the period end:
      Net charge-offs as a percent of average net loans-
        (annualized basis)
            Quarter-to-Date                                       0.17%               0.49%               0.23%
            Year-to-Date                                          0.20%               0.26%               0.17%

*Total does not include loans contractually past due 90 days or more, which are still accruing interest.

     Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies has identified approximately $147 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and loan administration and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 1999, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

     The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. The recorded investment in impaired loans at September 30, 1999 was $17.6 million and these loans had a corresponding valuation allowance of $6.7 million.

MORTGAGE SERVICING RIGHTS:

     During the first nine months of 1999, long-term interest rates increased significantly with the 10-year treasury yield increasing from 4.46% at December 31, 1998 to 5.89% at September 30, 1999. This increase resulted in an increase in the market value of mortgage servicing rights (MSRs) as well as a loss on the mortgage servicing hedges. As a result, BancGroup deferred $49.2 million of hedge losses and reduced the MSR valuation allowance by $5.8 million.

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

LIQUIDITY:

     The maintenance of an adequate liquidity position and the constant monitoring of rate sensitivity are principal components of BancGroup's asset/liability management strategy. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds. To assist in funding loan growth, BancGroup has credit facilities at the Federal Home Loan Bank (FHLB). FHLB provides availability of up to $2 billion on either a short or long-term basis excluding funds available through the Federal Funds line. At September 30, 1999, the FHLB credit facility was $1.5 billion of which $408 million was available based on current collateral. This credit facility is collateralized by the Company's residential real estate loans. This source of credit reduces BancGroup's dependency on deposits as a source of liquidity resulting in a loan to deposit ratio of 103.4% at September 30, 1999 and 95.4% at December 31, 1998. BancGroup has a brokered Certificate of Deposit
(CD) program in conjunction with Merrill Lynch, Paine Webber, Dean Witter and Oppenheimer Capital to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates ranging from 4.85% to 6.30% maturing in 3 to 24 month periods. At September 30, 1999, $454 million is outstanding under this program. BancGroup also has a brokered money market program with Merrill Lynch. At September 30, 1999, $98 million is outstanding under this program at a rate of 5.24%. Funds are transferred daily to meet short-term funding fluctuations. Beginning in 1998, BancGroup received funds under reverse repurchase arrangements with Morgan Stanley, Salomon Brothers and First Boston. At September 30, 1999, there was $287 million in outstanding debt under this agreement, which is collateralized by mortgage-backed securities. On March 16, 1999, the Company's subsidiary, Colonial Bank issued $100 million in 8% Subordinated Notes due March 15, 2009. These notes are not subject to redemption prior to maturity and pay interest semiannually on March 15 and September 15. The Company entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which none was outstanding at September 30, 1999. This facility bears interest at a rate of 0.85% above LIBOR and expires in July 2000.

CAPITAL RESOURCES:

     Management continuously monitors the Company's capital adequacy and potential for future growth. BancGroup has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future capital resources.

     The Federal Reserve has issued guidelines identifying Tier I and Tier II capital components as well as minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The Company issued $70 million in Trust Preferred Securities in 1997 that qualifies as Tier I capital and Colonial Bank issued $100 million in 8% Subordinated Notes in March 1999 that qualifies as Tier II capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 1999 are stated below:

Capital (in thousands):
     Tier I Capital:
       Shareholders' equity (as adjusted for unrealized loss on securities available for sale, intangibles and disallowed mortgage servicing
         rights plus Trust Preferred Securities)                                                    $  676,445
     Tier II Capital:
       Allowable loan loss reserve                                                                      91,752
       Subordinated debt                                                                               112,440
       Unrealized gains on available for sale equity securities                                             --
                                                                                                    ----------
     Total Capital                                                                                  $  880,637
                                                                                                    ==========

Risk Adjusted Assets (in thousands)                                                                 $7,906,174



                                                                         SEPTEMBER 30, 1999     December 31, 1998
                                                                         ------------------     -----------------
Tier I leverage ratio (minimum 3%)                                              6.40%                 6.08%
Risk Adjusted Capital Ratios:
       Tier I Capital Ratio (minimum 4%)                                        8.56%                 8.50%
       Total Capital Ratio (minimum 8%)                                        11.14%                 9.85%

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

     Year 2000 compliant and tested mission critical applications are currently being used in production at Colonial Bank and Colonial Mortgage Company.

     BancGroup's contingency plans were substantially completed and tested at September 30, 1999. The plans are designed to minimize Year 2000 inconveniences, if any, to our customers. Colonial expects to operate as usual on January 3, 2000.

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

     BancGroup expects to spend approximately $12.5 million on the Year 2000 project. To date, BancGroup has incurred approximately $12.2 million of those expenditures, $780,000 during the first nine months of 1999, $11 million in 1998, and $432,000 in 1997. The remaining expenditures primarily relate to unbilled services, invoices not received for equipment purchased, customer awareness programs and fourth quarter testing costs. Year 2000 project costs of approximately $260,000 were expensed during the first nine months of 1999 while $4.6 million and $432,000 were expensed during the years ended December 31, 1998 and 1997, respectively.

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

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------------
                                                            1999                                        1998*
                                          ---------------------------------------     ------------------------------------
                                             AVERAGE                                    AVERAGE
                                             VOLUME          INTEREST        RATE        VOLUME         INTEREST      RATE
                                             ------          --------        ----        ------         --------      ----
ASSETS

Loans, net                                $ 7,749,951       $ 166,034       8.51%     $6,541,117      $   147,774     8.98%
Mortgage loans held for sale                  215,119           4,226       7.86%        450,574            8,297     7.37%
Investment securities and securities
   available for sale and other             1,697,875          26,643       6.27%      1,578,333           25,173     6.37%
                                          -----------       ---------                 ----------      ----------
Total interest-earning assets(1)            9,662,945         196,903       8.10%      8,570,024          181,244     8.41%
                                          -----------       ---------                 ----------      ----------
Nonearning assets                             979,842                                    897,840
                                          -----------                                 ----------
  Total assets                            $10,642,787                                 $9,467,864
                                          ===========                                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits               $ 6,255,514          68,945       4.37%     $5,473,728           65,447     4.74%
  Short-term borrowings                     1,245,135          16,000       5.10%      1,075,370           15,142     5.59%
  Long-term debt                              988,379          15,401       6.18%        758,898           11,587     6.06%
                                          -----------       ---------                 ----------      ----------
  Total interest-bearing liabilities        8,489,028         100,346       4.69%      7,307,996           92,176     5.00%
                                          -----------       ---------                 ----------      ----------
  Noninterest-bearing demand deposits       1,391,870                                  1,332,689
  Other liabilities                            82,719                                    166,787
                                          -----------                                 ----------
  Total liabilities                         9,963,617                                  8,807,472
  Shareholders' equity                        679,170                                    660,392
                                          -----------                                 ----------
Total liabilities and shareholders'
  equity                                  $10,642,787                                 $9,467,864
                                          ===========                                 ==========
RATE DIFFERENTIAL                                                           3.41%                                     3.41%
NET YIELD ON INTEREST-EARNING ASSETS                        $  96,557       3.98%                      $   89,068     4.15%
                                                            =========                                  ==========






* Restated financial results above reflect the business combinations with First Macon Bank & Trust, Prime Bank of Central Florida and InterWest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.


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

AVERAGE VOLUME AND RATES
(Unaudited)
(Dollars in thousands)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------
                                                            1999                                        1998*
                                            -----------------------------------            -----------------------------------
                                              AVERAGE                                        AVERAGE
                                               VOLUME       INTEREST      RATE                VOLUME       INTEREST      RATE
                                               ------       --------      ----                ------       --------      ----
ASSETS

Loans, net                                  $  7,475,553    $ 476,633     8.52%            $  6,305,194    $ 426,165     9.03%
Mortgage loans held for sale                     424,071       23,224     7.30%                 379,851       20,894     7.33%
Investment securities and securities
   available for sale and other                1,670,692       77,970     6.22%               1,382,370       66,107     6.38%
                                            ------------    ---------                      ------------    ---------
Total interest-earning assets(1)               9,570,316      577,827     8.07%               8,067,415      513,166     8.50%
                                            ------------    ---------                      ------------    ---------
Nonearning assets                                983,040                                        850,191
                                            ------------                                   ------------
  Total assets                              $ 10,553,356                                   $  8,917,606
                                            ============                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                 $  6,121,199      200,900     4.39%            $  5,390,244      191,329     4.75%
  Short-term borrowings                        1,364,971       51,340     5.03%                 901,486       37,753     5.60%
  Long-term debt                                 917,506       41,943     6.11%                 585,122       26,925     6.15%
                                            ------------    ---------                      ------------    ---------
  Total interest-bearing liabilities           8,403,676      294,183     4.68%               6,876,852      256,007     4.98%
                                            ------------    ---------                      ------------    ---------
  Noninterest-bearing demand deposits          1,395,200                                      1,260,431
  Other liabilities                               87,185                                        141,726
                                            ------------                                   ------------
  Total liabilities                            9,886,061                                      8,279,009
  Shareholders' equity                           667,295                                        638,597
                                            ------------                                   ------------
Total liabilities and shareholders'
  Equity                                    $ 10,553,356                                   $  8,917,606
                                            ============                                   ============
RATE DIFFERENTIAL                                                         3.39%                                          3.52%
NET YIELD ON INTEREST-EARNING ASSETS                        $ 283,644     3.96%                            $ 257,159     4.25%
                                                            =========                                      =========





* Restated financial results above reflect the business combinations with First Macon Bank & Trust, Prime Bank of Central Florida and InterWest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.


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

ANALYSIS OF INTEREST INCREASES (DECREASES)
(Unaudited)
(Dollars in thousands)


                                                                   THREE MONTHS ENDED SEPTEMBER 30, 1999 CHANGE FROM 1998*
                                                              ---------------------------------------------------------------
                                                                                     ATTRIBUTED TO (1)
                                                                TOTAL             VOLUME             RATE               MIX
                                                              --------           --------           -------           -------
INTEREST INCOME:
     Total loans, net                                         $ 18,258           $ 27,343           ($7,488)          ($1,597)
     Mortgage loans held for sale                               (4,072)            (4,351)              188                91
     Investment securities and securities available
          for sale and other interest-earning assets             1,468              1,903               783            (1,218)
                                                              --------           --------           -------           -------
Total interest income(2)                                        15,654             24,895            (6,517)           (2,724)
                                                              --------           --------           -------           -------

INTEREST EXPENSE:
      Interest bearing deposits                               $  3,498              9,360            (5,232)             (630)
      Short-term borrowings                                        858              2,366            (1,383)             (125)
      Long-term debt                                             3,814              3,404               219               191
                                                              --------           --------           -------           -------
Total interest expense                                           8,170             15,130            (6,396)             (564)
                                                              --------           --------           -------           -------
NET INTEREST INCOME                                           $  7,484           $  9,765           $  (121)          $(2,160)
                                                              ========           ========           =======           =======


                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999 CHANGE FROM 1998*
                                                             --------------------------------------------------------------
                                                                                    ATTRIBUTED TO (1)
                                                              TOTAL            VOLUME              RATE               MIX
                                                             -------          --------           --------           -------
INTEREST INCOME:
     Total loans, net                                        $50,468          $ 79,045           ($24,051)          ($4,526)
     Mortgage loans held for sale                              2,330             2,424                (85)               (9)
     Investment securities and securities available
          for sale and other interest-earning
          assets                                              11,863            13,758             (1,654)             (241)
                                                             -------          --------           --------           -------
Total interest income(2)                                      64,661            95,227            (25,790)           (4,776)
                                                             -------          --------           --------           -------

INTEREST EXPENSE:
      Interest bearing deposits                              $ 9,571            25,969            (14,514)           (1,884)
      Short-term borrowings                                   13,587            19,413             (3,843)           (1,983)
      Long-term debt                                          15,018            15,289               (175)              (96)
                                                             -------          --------           --------           -------
Total interest expense                                        38,176            60,671            (18,532)           (3,963)
                                                             -------          --------           --------           -------
NET INTEREST INCOME                                          $26,485          $ 34,556           ($ 7,258)          ($  813)
                                                             =======          ========           ========           =======

* Restated financial results above reflect the business combinations with First Macon Bank & Trust, Prime Bank of Central Florida and InterWest BanCorp. These mergers were accounted for as poolings of interests and the financial results have been restated accordingly.

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

NET INTEREST INCOME:

     Net interest income on a tax equivalent basis increased $7.5 million to $96.6 million for the quarter ended September 30, 1999, from $89.1 million for the quarter ended September 30, 1998. The net yield on interest earning assets decreased from 4.15% to 3.98% for the three months ended September 30, 1998 and 1999, respectively. For the first nine months of 1999, net interest income on a tax equivalent basis increased $26.4 million to $283.7 million as compared to $257.2 million for the same period in 1998. The net yield on interest earning assets decreased from 4.25% to 3.96% for the nine months ended September 30, 1998 compared to the same period in 1999, while the rate differential decreased from 3.52% to 3.39% for the nine months ended September 30, 1998 compared to 1999.

     As reflected on the previous tables, the increase in net interest income for the three and nine months was primarily attributable to loan growth, which was partially offset by lower loan rates. During the first quarter of 1998, the prime rate was 8.50% where it remained until September 1998 when it decreased to 8.25% and continued to decrease to 7.75% in November 1998 where it remained through June 29, 1999. On June 30, 1999, the prime rate was increased to 8.00%, where it remained at September 30, 1999.

LOAN LOSS PROVISION:

     As previously discussed, the Company has experienced good loan growth since last year. Allowance for loan losses as a percentage of net loans increased to 1.17% at September 30, 1999 compared to 1.15% at September 30, 1998. Net charge-offs as a percentage of average net loans, on an annualized basis, were 0.20% at September 30, 1999 compared to 0.17% at September 30, 1998. The 1999 loan growth and increase in charge-offs contributed to the increase in the provision for possible loan losses to $19.5 million for the first nine months of 1999 compared to $12.0 million for the same period in 1998. Asset quality remains good. The current allowance for possible loan losses provides 311% coverage of nonperforming loans compared to 245% at December 31, 1998 and 203% at September 30, 1998. See further discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

      Noninterest income increased $10.9 million for the nine months ended September 30, 1999, compared to the same period in 1998. This increase is due to increases in fees on deposit accounts of $1.2 million, fees from the sale of investment products and other fee-based services of $4.0 million and $3.4 million from other miscellaneous income sources. Also during the third quarter of 1999, the Company completed the sale of its Dalton, Georgia branches and recognized a pre-tax gain of $6.0 million. These increases were partially offset by the decline in mortgage banking noninterest income of $3.7 million.

     The increase in noninterest income for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 of $5.0 million is primarily due to increases in fees on deposit accounts of $0.2 million, fees from the sale of investment products and other fee-based services of $3.0 million, $6.0 million from the aforementioned Dalton sale and $3.1 million from other miscellaneous income sources. These increases were partially offset by the decline in mortgage banking noninterest income of $7.3 million.

     Colonial Mortgage provides additional sources of noninterest income to BancGroup through fees from its servicing portfolio as well as loan originations from its four divisional offices. Colonial Mortgage purchases, originates and services conventional, government, and jumbo mortgage products in 44 states and the District of Columbia. Colonial Mortgage had noninterest income of $46.7 million for the nine months ended September 30, 1999, compared to $50.4 for the nine months ended September 30, 1998.

     During the third quarter of 1999, Colonial made several strategic decisions regarding Colonial Mortgage Company. It was announced that the "wholesale mortgage origination" division of Colonial Mortgage Company would be sold to Union Planters Corporation and the sale was completed on October 8th. Colonial Mortgage's 13 retail offices have been made part of the regional bank management structure of Colonial Bank to increase the company's focus on providing a broad range of mortgage products and services to retail bank customers. In order to further streamline the operations of Colonial Mortgage, its other units such as servicing, accounting, and secondary marketing will be combined into the corresponding Colonial Bank areas such as operations, accounting and treasury.

     BancGroup is continuing to expand its services through increased efforts in private banking and additional service and product offerings including asset management services, trust services and sales of mutual funds and annuities. These services contributed $4.4 million to noninterest income for the nine months ended September 30, 1999 compared to $2.6 million for the same period last year. In addition, BancGroup established an international banking unit in mid 1998 to service the needs of customers involved in international activities. International banking activities resulted in $1.0 million in noninterest income for the nine months ended September 30, 1999.

NONINTEREST EXPENSES:

     BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $40.9 million and $121.2 million for the three and nine months ended September 30, 1999 compared to $66.2 million and $151.0 million for the three and nine months ended September 30, 1998, respectively.

     Noninterest expense decreased $20.7 million and $18.2 million for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The primary reasons for the decrease was the third quarter 1998 write-down of mortgage servicing rights of $18.5 million and the decrease in other expenses of $4.1 million and $7.1 million for the three and nine months, respectively. The decrease in other expense results primarily from decreases in acquisition and conversion and Year 2000 related expenses. (Refer to further discussion of acquisition and conversion related expenses below and Year 2000 expenses under management's Year 2000 readiness disclosure.) Other expenses related to normal business activities also declined $0.4 million in the third quarter of 1999 compared to the same period in 1998.

     The decreases noted above were offset by increases in salaries of $0.5 million and $3.1 million for the three and nine months ended September 30,1999, compared to the same periods in 1998. These increases are the result of normal wage increases. Increases in occupancy and furniture and equipment expenses of $
1.4 million and $4.1 million for the same periods are the result of normal business activities.

As a result of the decline in expenses above, BancGroup's noninterest expense to average assets declined to 2.86% for the nine months ended September 30, 1999 compared to 3.65% for the same period in 1998. The Company currently has four banks that have not been converted to the Company's standard data processing systems. These conversions are currently anticipated to be completed in April 2000. Conversions will allow the consolidation of back shop operational areas into BancGroup's existing loan and deposit operations, accounting and data processing departments.

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

     The following is a summary of the activity related to restructuring charges for the nine months ended September 30, 1999:


                                                              LEASE                 ACCRUED
                                          REDUCTION OF     TERMINATION            SEVERANCE &
(In thousands)                            ASSET VALUES     LIABILITIES               OTHER                TOTAL
                                          ------------     -----------            -----------            -------
Balance at December 31, 1998                $     0          $ 2,878                $   598              $ 3,476
                                            -------          -------                -------              -------
Reductions (payments)                            --           (1,129)                  (595)             ($1,724)
                                            =======          =======                =======              =======
Balance at September 30, 1999               $     0          $ 1,749                $     3              $ 1,752
                                            =======          =======                =======              =======

     BancGroup has discontinued operations in fourteen supermarket branches. Nine supermarket branches were closed in the second quarter of 1999. The Company bought out the service contracts and lease commitments of those branches. All equipment will be redeployed to other branch locations. By closing these branches, the Company saved approximately $0.8 million in operating expenses from closing through the third quarter of 1999.

     The outstanding lease termination liabilities of $1.7 million at September 30, 1999 related to the consolidation of two branches in South Florida to a new location and the lease obligation net of any anticipated sublease income related to the relocation of the South Florida Region headquarters and trust department. The Company expects the branch consolidation to occur in the fourth quarter of 1999. Management in South Florida continues to pursue a resolution of the space vacated from the relocation of its headquarters and trust department. Management is in negotiations with its Lessor regarding the lease terms as well as pursuing the possibility of subleasing the space. Management does not have a specific date of completion at this time.

     The results of the nine months reflect the continued implementation of the Company's plan for 1999, to de-emphasize acquisitions, complete system conversions, streamline operations and eliminate less profitable operations. As a result of this focus, the Company recognized acquisition and conversion related expenses of $1.2 million and $11.7 million for the nine months ended September 30, 1999 and 1998, respectively and $0.6 million and $4.0 million for the quarter ended September 30, 1999 and 1998, respectively. These expenses related primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write-offs of equipment) and employee severance.

PROVISION FOR INCOME TAXES:

     BancGroup's provision for income taxes is based on an approximately 37.0% and 36.4%, estimated annual effective tax rate for the years 1999 and 1998, respectively. The provision for income taxes for the nine months ended September 30, 1999, and 1998, was $52,190,000 and $33,784,000, respectively.

                                     PART II
                                OTHER INFORMATION


ITEM 1:  Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT
         PART 1 ITEM 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders - N/A

ITEM 5:  Other Events - N/A

ITEM 6: (a) Form 8-K - No reports on Form 8-K were filed during the three months ended September 30, 1999.

        (b) Exhibit 27 - Financial Data Schedule (for SEC use only)

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE COLONIAL BANCGROUP, INC.


Date: November 12, 1999                  By:  /s/ W. Flake Oakley, IV
                                              ---------------------------
                                              W. Flake Oakley, IV
                                              Its Chief Financial Officer