Form 10-K
period 1999-12-31
COLONIAL BANCGROUP INC
filed 2000-03-17
CIK 92339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 1, 2000 based on the closing price of $8.9375 per share for Common Stock was $919,285,215. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

     Shares of Common Stock outstanding at March 1, 2000 were 111,591,524.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Definitive Proxy Statement                        Part III
  for 1999 Annual Meeting as specifically
  referred to herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, The Colonial BancGroup, Inc.("BancGroup") is a Delaware corporation incorporated in 1974 and reorganized in 1981 as a bank holding company under the Bank Holding Act of 1956, as amended (the "BHCA"). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981. In 1997, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, BancGroup consolidated its banking subsidiaries located in Georgia, Florida and Tennessee into Colonial Bank, its banking subsidiary in Alabama, Colonial Bank ("Colonial Bank").

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

BANK SUBSIDIARY

     Colonial Bank has 127 branches in Alabama, 80 branches in Florida, 16 branches in Georgia, five branches in Tennessee, two branches in Texas and eight branches in Nevada. In addition, Colonial Bank maintains loan production offices in Idaho and Washington. Colonial Bank conducts a general commercial banking business in its respective service areas and offers banking services such as the receipt of demand, savings and time deposits, credit card services, safe deposit box services, the purchase and sale of investment securities and the extension of credit through personal, commercial and mortgage loans. Colonial Bank is active as a correspondent bank for unaffiliated banks. Colonial Bank services or sub-services approximately $15.2 billion in residential loans for third parties in 43 states. Colonial Bank's retail mortgage operation offers conventional, government and jumbo loan products directly to borrowers. Colonial Bank offers a wholesale government program from its home office in Montgomery, Alabama. Colonial Bank has relationships with all housing agencies such as VA, the Department of Housing and Urban Development, FHA, FHLMC and FNMA. Colonial Bank underwrites, closes and sells mortgage loans according to the guidelines required by these agencies. Prior to December 31, 1999, Colonial Bank's mortgage business was operated primarily through three separate wholly owned subsidiaries, Colonial Mortgage Company, InterWest Mortgage and CMC Funding, Inc. (collectively "CMC"). On December 31, 1999, these subsidiaries were merged into Colonial Bank. On October 8, 1999, CMC sold its wholesale production unit to Union Planters Bank, N.A.

     Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many issuers of commercial paper and other securities which are not banks. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 1999, Colonial Bank accounted for approximately 99.9% of BancGroup's consolidated assets.

     The competitive environment for both Colonial Bank and BancGroup may be materially affected by the recent enactment of the Gramm-Leach-Bliley Financial Services Modernization Act. This law, which became effective on March 11, 2000, eliminates many barriers between investment banking, commercial banking and insurance underwriting and sales. See "-- Certain Regulatory Considerations." Elimination of these barriers may create greater competition for BancGroup and its subsidiaries, including Colonial Bank, by increasing the number and type of competitors and by encouraging increased consolidation within the financial services industry.

NONBANKING SUBSIDIARIES

     BancGroup has the following directly and wholly owned nonbanking subsidiaries that are currently active. The Colonial BancGroup Building Corporation, an Alabama corporation was established primarily to own and lease certain buildings and land used by Colonial Bank. Colonial Capital II, a Delaware business trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup.

     Colonial Bank controls the following significant subsidiaries: CBG, Inc., a Nevada corporation, owns certain trade names and trademarks which it licenses to BancGroup and Colonial Bank for use in their businesses. CBG Investments, Inc., a Nevada corporation, owns and manages investment securities. Colonial Investment Services, Inc., an Alabama Corporation; Colonial Investments Services of Florida, Inc., a Florida corporation; Colonial Investment Services of Tennessee, Inc., a Tennessee corporation and Colonial Investment Services of Georgia, Inc., a Georgia corporation, offer various insurance products and annuities for sale to the public; Colonial Asset Management, Inc., an Alabama corporation, is an investment adviser registered under the Investment Advisers Act of 1940.

     At December 31, 1999, BancGroup and its subsidiaries employed approximately 3,389 persons. BancGroup's principal offices are located at and its mailing address is: One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

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

     BancGroup's commercial banking loan portfolio is comprised primarily of commercial real estate loans (30.8%), residential real estate loans (30.7%) and real estate construction loans (commercial and residential) (17.4%). BancGroup's growth in loans over the past several years has been concentrated in commercial and residential real estate loans. The lending activities of Colonial Bank are dependent upon demand within the local markets of its branches. Based on this demand, loans collateralized by commercial and residential real estate have been the fastest growing component of Colonial Bank's loan portfolio.

     The principal components of the loan portfolio are summarized below. These broad categories have varying risks and underwriting standards.

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

- Residential Real Estate. These loans consist of loans made to finance one-to four-family residences and home equity loans on residences. BancGroup may loan up to 90 to 95% of appraised value on these loans without other collateral or security. The principal risks associated with one- to four-family residential loans are the borrowers' debt coverage ratios and real estate values.

- Commercial, Financial, and Agricultural. Loans classified as commercial, financial, and agricultural consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial retail, or service businesses. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers. Collateral consists primarily of business equipment, inventory, and accounts receivable with loan-to-value ratios of less than 80%. Credit may be extended on an unsecured basis or in excess of 80% of collateral value, if the borrower's or guarantor's credit worthiness, the borrower's other banking relationships, the bank's lending experience with the borrower, or other potential sources of repayment support granting an exception to the policy.

- Consumer. Consumer loans are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans. Consumer loans are sometimes made on an unsecured basis or with loan-to-value ratios in excess of 80%.

     Collateral values referenced above are monitored and estimated by loan officers through property inspections, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrower's or guarantors' credit worthiness, the borrower's other banking relationships, the bank's lending experience with the borrower, and any other potential sources of repayment.

     Colonial Bank funds loans primarily with customer deposits, approximately 14% of which are considered more rate sensitive or volatile than other deposits.

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

     The officers and directors of BancGroup and Colonial Bank are subject to numerous insider transaction restrictions, including limits on the amount and terms of transactions involving Colonial Bank. There are a number of other laws that govern the relationship between Colonial Bank and its customers. For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict Colonial Bank's relationships with its customers.

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

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act ("Gramm-Leach"). Gramm-Leach became effective on March 11, 2000. The primary purpose of Gramm-Leach is to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, Gramm-Leach (1) repeals the historical restrictions against, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies and other financial service providers, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provides an enhanced framework for protecting the privacy of consumer information, (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (6) modifies the laws governing the implementation of the Community Reinvestment Act, and (7) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     More specifically, under Gramm-Leach, bank holding companies, such as BancGroup, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature and complementary thereto. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements.

     No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under Gramm-Leach. Activities cited by Gramm-Leach as being financial in nature include:

     - securities underwriting, dealing and market making;

     - sponsoring mutual funds and investment companies;

     - insurance underwriting and agency;

     - merchant banking activities; and

     - activities that the Federal Reserve has determined to be closely related to banking.

     Gramm-Leach may change the operating environment of BancGroup and its subsidiaries in substantial and unpredictable ways. BancGroup cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon the financial condition or results of operations of BancGroup or any of its subsidiaries.

     Certain subsidiaries of Colonial Bank currently sell insurance products in Alabama, Georgia, Florida and Tennessee. Sales of such insurance products are planned for Texas and Nevada in 2000. The names of the subsidiaries are state-specific derivatives of Colonial Investment Services, Inc., and are collectively referred to herein as "CIS." CIS's insurance activities are conducted in Colonial Bank branches, but, in accordance with applicable law, are segregated from banking activities. Those states where CIS is currently operational allow the sale of insurance products by bank subsidiaries, subject to regulation by each state's Department of Insurance and/or each state's Banking Department. The extent of regulation varies materially from state to state. However, the enactment of Gramm-Leach will require all states to allow the sale of insurance by financial institutions. The states are reviewing their insurance regulations for preemption by Gramm-Leach.

     Colonial Asset Management, Inc. is a registered investment adviser under the Investment Advisers Act of 1940. It is regulated by the Securities Exchange Commission.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

     BancGroup is a legal entity separate and distinct from its subsidiaries, including Colonial Bank. There are various legal and regulatory limitations on the extent to which BancGroup's subsidiaries can, among other things, finance, or otherwise supply funds to, BancGroup. Specifically, dividends from Colonial Bank are the principal source of BancGroup's cash revenues and there are certain legal restrictions under federal and state law on the payment of dividends by banks. The relevant regulatory agencies also have authority to prohibit Colonial Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of Colonial Bank, be deemed to constitute such an unsafe or unsound practice.

     In addition, Colonial Bank and its subsidiaries are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its other subsidiaries. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

CAPITAL ADEQUACY

     The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 1999, BancGroup's total risk-based capital ratio was 11.31%, including 8.71% of Tier 1 capital.

The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of an additional 100 to 200 basis points is required for banking organizations not meeting these criteria. As of December 31, 1999, BancGroup's leverage capital ratio was 6.58%. Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including restrictions on its operations and activities.

     As regards depository institutions, federal banking statutes establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

ADDITIONAL INFORMATION

     Additional information, including statistical information concerning the business of BancGroup, is set forth herein see "Selected Financial Data and Selected Quarterly Financial Data 1999-1998" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OFFICERS AND DIRECTORS

     Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

ITEM 2.  PROPERTIES

     The principal executive offices of BancGroup and Colonial Bank are located in Montgomery, Alabama in the Colonial Financial Center and are leased from G.C. Associates I, Joint Venture, a company partly owned by a principal shareholder of BancGroup. These leased premises comprise 81,441 square feet of office space.

     As of December 31, 1999, Colonial Bank owned 174 and leased 64 of their full-service banking offices. See Notes to the Consolidated Financial Statements included herein. Colonial Asset Management, Inc. leases offices in Ponte Vedra Beach, Florida.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancGroup's consolidated financial statements or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     BancGroup's Common Stock is traded on the New York Stock Exchange under the symbol "CNB." This trading commenced on February 24, 1995. As of March 1, 2000, BancGroup had outstanding 111,591,524 shares of Common Stock, with 9,722 shareholders of record.

     The following table indicated the high and low closing prices for and dividends paid on Common Stock during 1998 and 1999.

                                                                    SALE PRICE OF
                                                                       COMMON
                                                                        STOCK                DIVIDENDS DECLARED
                                                              ------------------------        ON COMMON STOCK*
                                                              HIGH                 LOW          (PER SHARE)
                                                              -----                ---       ------------------
1998
  1st Quarter...............................................   $18 1/8 $          15 3/4           $.085
  2nd Quarter...............................................    18 13/16          14 3/4            .085
  3rd Quarter...............................................    17 5/16           11 5/8            .085
  4th Quarter...............................................    13 11/16          10 3/8            .085
1999
  1st Quarter...............................................    12 9/16           11 3/8            .095
  2nd Quarter...............................................    13 15/16          11 3/16           .095
  3rd Quarter...............................................    15                10 3/8            .095
  4th Quarter...............................................    12 15/16          10 3/16           .095

---------------

* Restated to reflect the impact of a two-for-one stock split effected on the form of a stock dividend paid on August 14, 1998.

     BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup's ability to pay dividends are described herein. See "Payments of Dividends and Other Restrictions".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the last five years:

                                            1999       1998       1997       1996       1995
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  --------   --------   --------   --------   --------
STATEMENT OF INCOME
Interest Income.......................    $775,934   $693,542   $583,637   $481,478   $403,701
Interest expense......................     397,990    350,441    284,771    232,126    192,521
                                          --------   --------   --------   --------   --------
Net interest income...................     377,944    343,101    298,866    249,352    211,180
Provision for possible loan losses....      28,707     26,345     16,321     14,442     10,989
                                          --------   --------   --------   --------   --------
Net interest income after provision for
  loan losses.........................     349,237    316,756    282,545    234,910    200,191
Noninterest income....................     142,239    125,258    100,945     77,511     65,341
Noninterest expense...................     299,685    329,260    234,819    200,818    179,503
SAIF special assessment(1)............          --         --         --      4,754         --
Acquisition and Y2K expense(2)........       1,867     26,152      6,895     11,918      1,738
                                          --------   --------   --------   --------   --------
Income before income taxes............     189,924     86,602    141,776     94,931     84,291
Applicable income taxes...............      70,327     31,406     51,414     33,082     29,671
                                          --------   --------   --------   --------   --------
Net income............................    $119,597   $ 55,196   $ 90,362   $ 61,849   $ 54,620
                                          ========   ========   ========   ========   ========
Income excluding SAIF special
  assessment, acquisition, restructuring
  and Y2K expense(1)(2)...............    $120,839   $ 72,715   $ 95,801   $ 74,474   $ 56,010
EARNINGS PER COMMON SHARE
Income excluding SAIF special
  assessment, acquisition and
  restructuring costs and Y2K
  expense(1)(2)(3)
  Basic...............................    $   1.08   $   0.66   $   0.91   $   0.76   $   0.62
  Diluted.............................        1.07       0.65       0.89       0.74       0.58
Net income:
  Basic...............................    $   1.07   $   0.50   $   0.86   $   0.64   $   0.60
  Diluted.............................        1.06       0.49       0.84       0.62       0.57
Average shares outstanding:
  Basic...............................     111,678    110,062    105,010     97,246     90,785
  Diluted.............................     113,252    112,431    108,396    101,128     98,505
Cash dividends per common share:
  Common..............................    $   0.38   $   0.34   $   0.30   $   0.27   $ 0.1688
  Class A(4)..........................          --         --         --         --     0.0563
  Class B(4)..........................          --         --         --         --     0.0313

---------------

(1) Legislation approving a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") resulted in $4,754,000 in expenses before income taxes and $3,091,000 net of applicable income taxes in 1996.
(2) Acquisition expenses reflect costs associated with the business combinations discussed in Note 2 to the Consolidated Financial Statements. Restructuring charges are discussed in Note 18 to the Consolidated Financial Statements.
(3) Restated to reflect the impact of two-for-one stock splits effected in the form of stock dividends paid February 11, 1997 and August 14, 1998.
(4) Prior to February 21, 1995, BancGroup had two classes of common stock outstanding, Class A and Class B. Class B was not publicly traded. Class A was traded as a NASDAQ security under the symbol "CLBGA" until February 24, 1995, when the Class A and Class B common stock were reclassified into the Common Stock.

                                             1999          1998          1997         1996         1995
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  -----------   -----------   ----------   ----------   ----------
STATEMENT OF CONDITION DATA
At year end:
  Total assets........................    $10,854,099   $10,456,285   $8,061,566   $6,630,642   $5,724,025
  Loans, net of unearned income.......      8,228,149     7,110,295    5,951,067    4,835,274    4,130,126
  Mortgage loans held for sale........         33,150       692,042      238,540      167,993      131,114
  Deposits............................      7,967,978     7,446,153    6,325,690    5,135,215    4,520,739
  Long-term debt......................        889,571       746,447      315,281       39,092       49,756
  Shareholders' equity................        695,179       639,807      590,017      483,717      421,433
Average balances:
  Total assets........................     10,590,197     9,195,895    7,432,493    6,132,367    5,068,998
  Interest-earning assets.............      9,609,152     8,300,873    6,804,087    5,610,184    4,636,115
  Loans, net of unearned income.......      7,617,585     6,451,427    5,497,737    4,488,023    3,553,499
  Mortgage loans held for sale........        341,692       407,672      158,966      135,135      109,995
  Deposits............................      7,581,939     6,750,880    5,902,179    4,797,516    4,054,063
  Shareholders' equity................        673,255       642,287      547,886      458,807      368,680
Book value per share..................    $      6.20   $      5.77   $     5.55   $     4.71   $     4.47
Tangible book value per share.........    $      5.51   $      5.00   $     4.90   $     4.41   $     4.15
SELECTED RATIOS
Income excluding SAIF special
  assessment, Acquisition and
  restructuring costs and Y2K expense
  to:(1)(2)
  Average assets......................           1.14%         0.79%        1.29%        1.21%        1.10%
  Average shareholders' equity........          17.94         11.32        17.49        16.23        15.19
Net income to:
  Average assets......................           1.13          0.60         1.22         1.01         1.08
  Average shareholders' equity........          17.76          8.59        16.49        13.48        14.82
Efficiency ratio excluding SAIF,
  acquisition and restructuring costs
  and
  Y2K expenses(1)(2)..................          57.26         69.72        58.28        62.13        64.91
Efficiency ratio......................          57.62         75.38        59.99        67.19        65.54
Dividend payout ratio.................          35.51         68.00        34.88        42.86        37.50
Average equity to average total
  Assets..............................           6.36          6.98         7.37         7.48         7.27
Total nonperforming assets to net loans,
  other real estate and
  repossessions(3)....................           0.55          0.60         0.74         0.80         0.90
Net charge-offs to average loans......           0.21          0.26         0.23         0.16         0.17
Allowance for possible loan losses to
  total loans (net of unearned
  income).............................           1.17          1.18         1.21         1.28         1.30
Allowance for possible loan losses to
  nonperforming loans(3)..............            269%          245%         247%         234%         243%

---------------

(1) Legislation approving a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") resulted in $4,754,000 in expenses before income taxes and $3,091,000 net of applicable income taxes in 1996.
(2) Acquisition expenses reflect costs associated with the business combinations discussed in Note 2 to the Consolidated Financial Statements. Restructuring charges are discussed in Note 18 to the Consolidated Financial Statements.
(3) Nonperforming loans and nonperforming assets are shown as defined in Management's Discussion and Analysis of Financial condition and Results of Operations -- Nonperforming Assets.

SELECTED QUARTERLY FINANCIAL DATA
1999-1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1999                                        1998
                                        -----------------------------------------   -----------------------------------------
                                        DEC. 31    SEPT. 30   JUNE 30    MARCH 31   DEC. 31    SEPT. 30   JUNE 30    MARCH 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
Interest income.......................  $200,477   $196,157   $192,688   $186,612   $182,717   $180,459   $170,209   $160,157
Interest expense......................   103,807    100,346     98,177     95,660     94,434     92,176     85,203     78,628
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................    96,670     95,811     94,511     90,952     88,283     88,283     85,006     81,529
Provision for loan losses.............     9,239      7,014      6,435      6,019     14,343      4,087      3,964      3,951
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for loan loss.......................    87,431     88,797     88,076     84,933     73,940     84,196     81,042     77,578
Net Income (loss).....................  $ 30,750   $ 30,436   $ 30,263   $ 28,148   $ (3,896)  $ 11,445   $ 26,849   $ 20,798
                                        ========   ========   ========   ========   ========   ========   ========   ========
Income excluding acquisition and
  restructuring costs and
  Y2K expense(1)......................  $ 31,015   $ 30,866   $ 30,404   $ 28,554   $  3,534   $ 14,413   $ 28,358   $ 26,410
EARNINGS PER SHARE:
Net income (loss):
  Basic(2)............................     $0.27      $0.27      $0.27      $0.25    $(0.04)      $0.10      $0.24      $0.20
  Diluted(2)..........................     $0.27      $0.27      $0.27      $0.25    $(0.04)      $0.10      $0.24      $0.19

---------------

(1) Acquisition expenses reflect costs associated with the business combinations discussed in Note 2 to the Consolidated Financial Statements. Restructuring charges are discussed in Note 18 to the Consolidated Financial Statements.
(2) Restated to reflect the impact of a two-for-one stock split effected in the form of a stock dividend paid August 14, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on the following pages. The principal purpose of this review is to provide the reader of the attached financial statements and accompanying footnotes with a detailed analysis of the financial results of The Colonial BancGroup, Inc. and subsidiaries (for the purposes of this Item 7, "BancGroup" or the "Company"). Among other things, this discussion provides commentary on BancGroup's history, operating philosophies, the components of net interest margin and balance sheet strength as measured by the quality of assets, the composition of the loan portfolio and capital adequacy.

STRATEGY

     BancGroup was reorganized in 1981 as a holding company with one bank and $166 million in assets. Through 57 business combinations and strong internal growth, BancGroup has grown to a $10.9 billion multi-state bank holding company whose bank subsidiary operates full service branches through 14 operating regions in six states. These operating regions are sometimes referred to in this discussion as "regional banks".

     The foundation of BancGroup is built upon a community banking philosophy that allows local autonomy in lending decisions and customer relationships. This operating philosophy has been important in making acquisitions, retaining skilled and highly motivated local management teams and developing a strong customer base, particularly with respect to lending relationships.

     BancGroup's performance goals are: (1) to maintain double digit earnings growth with above average asset quality, (2) a 17.5% return on equity, (3) a 1.45% return on assets and (4) a consistently increasing dividend. The strategies employed to achieve these results are outlined below. They represent the foundation upon which BancGroup operates and the basis for achieving the Company's goals.

EMPHASIS ON GROWTH

     From 1996 through 1998, BancGroup completed 24 acquisitions establishing operations in some of the highest growth markets in the country such as Atlanta, Orlando, Miami, Southwest Florida, Dallas and Las

Vegas. Through the success of the Company's strategies of acquisitions and growth in these markets, the geographic composition of BancGroup's loans and deposits has significantly changed. This shift in concentration positions the Company in the markets necessary to continue its successful earnings growth trends.

     The following table illustrates the change in BancGroup's regional bank concentration of loans and deposits (years prior to 1998 are as originally reported, prior to restatements for poolings-of-interest).

                                                                         % TO TOTAL
                                                                      AT DECEMBER 31,
                                                            ------------------------------------
                                                            1999    1998    1997    1996    1995
                                                            ----    ----    ----    ----    ----
LOANS:
Alabama...................................................   49%     51%     63%     81%     90%
Florida...................................................   34      33      27       5      --
Georgia...................................................   10      10       9      12       8
Other.....................................................    7       6       1       2       2
                                                            ---     ---     ---     ---     ---
                                                            100%    100%    100%    100%    100%
                                                            ===     ===     ===     ===     ===
DEPOSITS:
Alabama...................................................   46%     47%     59%     80%     91%
Florida...................................................   37      35      30       8      --
Georgia...................................................    9       9       9       9       6
Other.....................................................    8       9       2       3       3
                                                            ---     ---     ---     ---     ---
                                                            100%    100%    100%    100%    100%
                                                            ===     ===     ===     ===     ===

     Loan and deposit growth is emphasized in each market area through the Company's regional banks. BancGroup has been successful in competing for loans against larger financial institutions, due primarily to the Company's local lending strategy which includes direct involvement by local management and directors. Internal loan growth of 17% in 1999 and a net charge-off ratio of 0.21% evidence the success of the local market lending strategy.

     The regional banks have additional growth opportunities through the development of customer relationships by cross selling a variety of bank products and services. Strong regional bank management supported by BancGroup's asset/liability and products and services management teams provide the Company with the resources to remain competitive in its deposit markets. Through these groups' efforts, the Company has established a strategy to grow and retain its deposit base while remaining competitive in deposit pricing and meeting the Company's funding and liquidity goals.

     Deposit growth is one of the Company's primary objectives for 2000. Management has established several initiatives to accomplish this goal. In the fourth quarter of 1999, the Company completed several campaigns to expand its deposit base in the lower cost Florida markets. These campaigns resulted in 5% average deposit growth for the quarter in addition to the 9.5% achieved in the first nine months of the year in Florida. In January 2000, the Company established a branch incentive program in which one of the key goals is for employees to achieve an established deposit growth rate in their branches. Management has contracted with a database marketing consultant to target specific products and markets for future deposit campaigns in order to more cost effectively increase its deposit base. Each of these initiatives is designed to provide a solid foundation for achieving the Company's deposit growth objectives.

EMPHASIS ON SALES AND SERVICE

     The Company is comprised of approximately 238 full service branches in 14 regions and six states. Due to this significant presence in key areas, management has established initiatives to utilize this retail base to grow deposits as previously discussed and to expand its noninterest income producing revenue sources.

     The branch incentive program mentioned earlier is considered an integral part of transforming our branch teams into an effective sales force. Personnel will receive compensation for achieving established quarterly goals. These goals include retail deposit growth, noninterest income growth, operating efficiency targets and customer service targets.

     Customer needs are constantly changing, and BancGroup continues to investigate methods of improving customer service through new services, product enhancements and technological advances. Over the past two years, the Company has created or expanded various services that should expand its sources of noninterest income and provide better customer service. These services include international banking, private banking, investment sales and asset management. As part of the Company's continuing efforts to cross-sell these services through its retail network, an increased training effort was initiated with branch personnel to further their understanding of these services and the alternatives they provide to their customers. An incentive for referrals of customers to these areas has been established for Company employees.

     By linking each of these initiatives to employee compensation, management expects deposit growth and noninterest income growth to continue to improve.

EMPHASIS ON OPERATIONAL EFFICIENCIES

     In 1999, management began implementing its plans to de-emphasize bank acquisitions and to focus on streamlining operations and completing system conversions of acquired banks. These actions alleviated any further conversion delays and the resulting delay in cost savings.

     The Company completed seven conversions in 1999 and completed the conversion of its Texas branches in the first quarter of 2000. The remaining conversions in Nevada should be completed by the end of April 2000. These conversions allow the branches to process customer and account data on the same operating system, which enhances their product offering capability and provides additional customer services while allowing for consolidation of back-office operations.

     The success of these efforts to streamline operations is most noticeable in the reduction of noninterest expense to average assets (excluding mortgage banking assets) to 2.34% in 1999 compared to 2.73% in 1998. On the same basis, the efficiency ratio improved to 52.9% in 1999 compared to 59.5% in 1998.

     Management began additional initiatives in mid 1999. Some of these initiatives were the further consolidation of loan operations, the establishment of a central company-wide help desk to provide branch operational support, the establishment of a call center to provide more efficient customer service and a lock box service for more efficient processing of loan payments. The Company has invested in technology that will provide additional efficiencies to its processing of construction loans, small business loans and customer wire transactions. In the fourth quarter of 1999, the Company implemented the first phase of a corporate-wide imaging system. By imaging its internal reports and documents, the Company expects to reduce document storage, paper and courier costs and provide information more efficiently to users. Management continually monitors its back-office areas for new and improved methods of more efficiently handling its operational functions, providing better support to its regional banks and improving customer service.

EMPHASIS ON PROFITABILITY

     In 1999, the Company completed its restructuring plans to sell five supermarket branches, to close several unprofitable branches and relocate and upgrade several branches. In the third quarter of 1999, the Company completed the sale of its Dalton, Georgia branches and made several strategic decisions regarding Colonial Bank's subsidiary, Colonial Mortgage Company. The Company completed the sale of Colonial Mortgage's wholesale mortgage production unit on October 8, 1999. The 13 retail mortgage production offices were merged into the regional bank management structure to increase the Company's focus on providing a broad range of mortgage products and services to retail bank customers. On December 31, 1999, Colonial Mortgage was merged into Colonial Bank. This merger is expected to allow for the streamlining of the operational functions while preserving each regional bank's ability to offer mortgage banking products to its customers. As of December 31, 1999 Colonial Bank was servicing approximately $15.2 billion in mortgage loans for third parties. The Company plans to reduce the emphasis on the mortgage servicing line of business and sell portions of this portfolio.

     The Company has initiated a strategy to provide a more accurate method of assessing customer profitability. This new source of customer relationship information will allow more targeted promotions to address specific customers' needs. With enhanced customer information in the hands of retail branch personnel and other areas that offer customer products, the Company hopes to give more efficient and effective customer service. By providing more targeted customer services, management expect service delivery to be more cost effective resulting in improved customer profitability.

EMPHASIS ON ASSET QUALITY

     Maintaining high asset quality is at the forefront of the Company's strategy to allow for consistent earnings growth. BancGroup's asset quality is demonstrated by its charge-off history and nonperforming asset levels, which compare favorably to its peer group.

     Nonperforming assets as a percentage of loans and other real estate was reduced to 0.55% at December 31, 1999, its lowest year end level in six years, primarily through the sales of other real estate and a lower percentage of nonperforming loans to total loans. Net charge-offs over the past six years have consistently compared favorably with national averages and were only 0.21% of average loans in 1999 and 0.26% in 1998.

     The Company cannot guarantee its success in implementing the initiatives or reaching the goals outlined in this discussion. The following analysis of financial condition and results of operations provides details with respect to this summary material and identifies trends concerning the initiatives taken in 1999.

BUSINESS COMBINATIONS

     A principal part of BancGroup's growth strategy has been to merge other financial institutions into BancGroup in order to increase the Company's market share in existing markets, expand into other growth markets, more efficiently absorb the Company's overhead and add profitable new lines of business. BancGroup has completed the following business combinations with other financial institutions. These business combinations have been reflected in the financial statements at December 31, 1999. The balances reflected below are as of the date of consummation.

                                         ACCOUNTING      DATE       BANCGROUP    TOTAL      TOTAL      TOTAL
FINANCIAL INSTITUTIONS                   TREATMENT    CONSUMMATED    SHARES      ASSETS     LOANS     DEPOSITS
----------------------                   ----------   -----------   ---------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
1997
Jefferson Bancorp, Inc. (FL)...........  Pooling       01/03/97     7,709,904   $472,732   $322,857   $405,836
Tomoka Bancorp, Inc. (FL)..............  Pooling       01/03/97     1,323,984     76,700     51,600     68,200
First Family Financial Corp. (FL)......  Purchase      01/09/97       661,128    167,300    117,500    156,700
D/W Bankshares, Inc. (GA)..............  Pooling       01/31/97     2,033,096    138,686     71,317    124,429
Shamrock Holdings, Inc. (AL)...........  Purchase      03/05/97            --     54,500     19,300     46,400
Fort Brooke Bancorporation (FL)........  Pooling       04/22/97     3,199,946    208,800    141,500    185,800
Great Southern Bancorp (FL)............  Pooling       07/01/97     1,855,622    121,009     98,100    106,673
First Commerce Banks of Florida,
  Inc.(FL).............................  Purchase      07/01/97     1,371,390     97,093     64,472     88,302
Dadeland BancShares, Inc. (FL).........  Purchase      09/15/97            --    169,946    103,199    145,491
First Independence Bank of Florida
  (FL).................................  Pooling       10/01/97     1,007,864     65,048     50,699     58,283

                                         ACCOUNTING      DATE       BANCGROUP    TOTAL      TOTAL      TOTAL
FINANCIAL INSTITUTIONS                   TREATMENT    CONSUMMATED    SHARES      ASSETS     LOANS     DEPOSITS
----------------------                   ----------   -----------   ---------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
1998
United American Holding Corp. (FL).....  Pooling       02/02/98     4,226,412   $275,263   $197,623   $236,773
ASB Bancshares, Inc. (AL)..............  Purchase      02/05/98       934,514    158,656    110,093    135,940
First Central Bank (FL)................  Pooling       02/11/98     1,377,368     62,897     40,451     52,048
South Florida Banking Corp. (FL).......  Pooling       02/12/98     3,864,458    255,769    172,992    226,999
Commercial Bank of Nevada (NV).........  Pooling       06/15/98     1,684,314    129,577     86,251    117,749
CNB Holding Corporation (FL)...........  Pooling       08/12/98     1,767,562     89,893     58,456     81,445
FirstBank (TX).........................  Pooling       08/31/98     2,782,038    187,445     59,664    163,254
First Macon Bank & Trust (GA)..........  Pooling       10/01/98     4,643,025    199,525    135,651    174,774
Prime Bank of Central Florida (FL).....  Pooling       10/06/98     1,173,019     74,502     42,547     66,955
InterWest Bancorp (NV).................  Pooling       10/15/98     1,748,338    131,590     83,689    114,516
TB&T, Inc. (TX)........................  Purchase      12/01/98     1,248,499    110,986     42,689    101,335

     The 1997 combinations with Jefferson, D/W Bankshares and Fort Brooke and the 1998 combinations with United American, First Central, South Florida, Commercial Bank of Nevada, FirstBank, First Macon, Prime Bank and InterWest were accounted for using the pooling-of-interests method. Accordingly, all financial statement amounts have been restated to reflect the financial condition and results of operations as if the combinations had occurred at the beginning of the earliest period presented. The 1997 combinations with Tomoka, Great Southern and First Independence and the 1998 combination with CNB Holding were accounted for using the pooling-of-interests method; however, due to immateriality, the prior year financial statements were not restated. The remaining business combinations were accounted for as purchases, and the operations and income of the combined institutions are included in the income of BancGroup from the date of purchase. The shares issued for both the 1997 combination with First Commerce Banks of Florida, Inc. and the 1998 combination with TB&T, Inc. included shares previously re-purchased by the company as treasury shares. Each of the combined institutions that were accounted for as purchases was merged into BancGroup or one of its subsidiaries as of the listed dates, and the income and expenses have not been separately accounted for since the respective mergers. For this reason and due to the fact that significant changes have been made to the cost structure of each combined institution, a separate determination of the impact after combination on the earnings of BancGroup for 1997 and 1998 cannot reasonably be determined.

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

     BancGroup is involved in two primary lines of business: commercial banking and mortgage banking, through its wholly owned subsidiary Colonial Bank. The following summary of BancGroup's results of operations discusses the related impact of each line of business on the earnings of the Company.

                            LINE OF BUSINESS RESULTS

                                                     COMMERCIAL    MORTGAGE    CORPORATE/   CONSOLIDATED
                                                      BANKING     BANKING(1)     OTHER*      BANCGROUP
                                                     ----------   ----------   ----------   ------------
                                                                   (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Net interest income................................   $377,935     $  7,274     $ (7,265)     $377,944
Provision for possible loan losses.................     28,707           --           --        28,707
Noninterest income.................................     74,870       68,066         (697)      142,239
Amortization and depreciation......................     27,676       35,604         (408)       62,872
Noninterest expense................................    206,203       32,409           68       238,680
                                                      --------     --------     --------      --------
Pretax income......................................    190,219        7,327       (7,622)      189,924
Income taxes.......................................     71,272        2,735       (3,680)       70,327
                                                      --------     --------     --------      --------
          Net Income (loss)........................   $118,947     $  4,592     $ (3,942)     $119,597
                                                      ========     ========     ========      ========
YEAR ENDED DECEMBER 31, 1998
Net interest income................................   $336,970     $ 12,900     $ (6,769)     $343,101
Provision for possible loan losses.................     26,345           --           --        26,345
Noninterest income.................................     60,055       66,306       (1,103)      125,258
Amortization and depreciation......................     25,227       64,025         (283)       88,969
Noninterest expense................................    231,979       32,013        2,451       266,443
                                                      --------     --------     --------      --------
Pretax income......................................    113,474      (16,832)     (10,040)       86,602
Income taxes.......................................     40,760       (6,384)      (2,970)       31,406
                                                      --------     --------     --------      --------
          Net Income (loss)........................   $ 72,714     $(10,448)    $ (7,070)     $ 55,196
                                                      ========     ========     ========      ========
YEAR ENDED DECEMBER 31, 1997
Net interest income................................   $297,691     $  7,199     $ (6,024)     $298,866
Provision for possible loan losses.................     16,321           --           --        16,321
Noninterest income.................................     50,200       51,319         (574)      100,945
Amortization and depreciation......................     18,768       17,972            9        36,749
Noninterest expense................................    178,497       22,710        3,758       204,965
                                                      --------     --------     --------      --------
Pretax income......................................    134,305       17,836      (10,365)      141,776
Income taxes.......................................     47,605        6,698       (2,889)       51,414
                                                      --------     --------     --------      --------
          Net Income (loss)........................   $ 86,700     $ 11,138     $ (7,476)     $ 90,362
                                                      ========     ========     ========      ========

---------------

  * Includes eliminations of certain intercompany transactions.
(1) In October 1999, the wholesale mortgage production unit of the mortgage banking division was sold.

     The most significant factors affecting income for 1999, 1998 and 1997 are highlighted below and discussed in greater detail in subsequent sections.

- An increase of 15.8% in average earning assets in 1999. This follows an increase of 22.0% in 1998.

- An increase of $17.0 million (14%) and $24.3 million (24%) in noninterest income in 1999 and 1998, respectively.

- Internal loan growth of 16.8% in 1999 following an increase of 15.1% in 1998.

- Maintenance of high asset quality and reserve coverage ratios. Net charge-offs were $16.3 million or 0.21% of average net loans in 1999 and $16.7 million or 0.26% of average net loans in 1998.

- Completion of the sale of the Dalton, Georgia branches and five supermarket branches resulting in an after-tax gain of $3.8 million in the third quarter of 1999 and $619,000 in the first quarter 1999, respectively.

- Sale of the wholesale production unit of the mortgage banking division resulting in an after-tax gain of $5.0 million in the fourth quarter of 1999.

- Noninterest expense, excluding acquisition and restructuring costs and Y2K expenses, is 2.83% of average assets compared to 3.58% in 1998. Noninterest expense for 1998 included $37.0 million in impairment of mortgage servicing rights.

NET INTEREST INCOME

     Net interest income is the difference between interest and fees earned on loans, securities and other interest earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). Three-year comparisons of net interest income in dollars and the yields on a tax equivalent basis are reflected on the following schedule. The net yield on interest-earning assets was 3.97% in 1999 compared to 4.17% in 1998 and 4.44% in 1997. Over this period net interest income on a tax-equivalent basis increased to $381 million for 1999 from $346 million for 1998 and $302 million for 1997. The principal factors affecting the Company's yields and net interest income are discussed on the following pages.

LEVELS OF INTEREST RATES

     Net interest margin was 3.97% for 1999 compared to 4.17% for 1998. The primary factor affecting this decline in net interest margin was that, in spite of rising rates in the last half of 1999, the average prime rate for 1999 was 8.00% compared to the average for 1998 of 8.36%. Likewise, the average targeted fed funds rate for overnight borrowing decreased from 5.36% for 1998 to 5.00% in 1999. As a result of these lower average rates, the Company's yield on earning assets decreased to 8.11% from 8.39% in 1998 and 8.62% in 1997. Interest-bearing liabilities do not re-price as quickly as earning assets due to the competition for certain types of deposits. The yield on interest-bearing liabilities declined to 4.72% for 1999, from 4.94% for both 1998 and 1997 primarily due to lower average market rates than prior years.

INTEREST-EARNING ASSETS

- Growth in Earning Assets

  One of the most significant factors in the Company's increase in income has been the 15.8% and 22.0% increase in average interest-earning assets in 1999 and 1998, respectively. In addition and equally significant, average net loans (including mortgage loans held for sale) increased $1.1 billion (16.0%) from December 31, 1998 to December 31, 1999. Earning assets as a percentage of total average assets were 90.7% and 90.3% in 1999 and 1998, respectively.

- Mortgage Loans Held for Sale

  Mortgage loans held for sale represent single family residential mortgage loans originated or acquired then packaged and sold. The level and direction of long-term interest rates has a dramatic impact on the volume of mortgage loan originations from new construction and refinancings. In October 1999, the Company sold the wholesale production unit of the mortgage banking division. As a result of decreased activity due to the sale and increasing mortgage rates, average mortgage loans held for sale decreased to $342 million in 1999 from $408 million in 1998. At December 31, 1999, mortgage loans held for sale had declined to $33 million. Also as a result of the sale of the wholesale production unit, the Company has entered into a third party correspondent relationship for the sale of its retail production of fixed rate mortgage loans, which substantially eliminates the need to hedge interest rate risk associated with new production. Mortgage loans held for sale are funded primarily with short-term borrowings.

- Loan Mix

  At December 31, 1999, the Company's mix of loans reflected an increase in construction loans and commercial real estate loans to 17.4% and 30.8% of the total portfolio from 14.5% and 28.2%, respectively, at December 31, 1998. Residential real estate loans decreased to 30.7% of the total portfolio at December 31, 1999, from 34.3% at December 31, 1998. The increase in the construction loans is primarily the result of loan growth in the Georgia, Florida, and Nevada regions. Commercial real estate loan growth also occurred in these regions, as well as the Birmingham and East Central regions in Alabama. The residential real estate loans are predominantly adjustable rate first mortgages that have a low level of credit risk and accordingly have lower yields than other types of loans.

AVERAGE VOLUME AND RATES

                                          1999                              1998                              1997
                            --------------------------------   -------------------------------   -------------------------------
                              AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
      (IN THOUSANDS)          VOLUME      INTEREST    RATE       VOLUME     INTEREST    RATE       VOLUME     INTEREST    RATE
------------------------------------------------------------   -------------------------------   -------------------------------
ASSETS:
Interest-earning assets:
Loans, net of unearned
  income(1)...............  $ 7,617,585   $650,017    8.53%    $6,451,427   $575,851    8.93%    $5,497,737   $500,801    9.11%
Mortgage loans held for
  sale....................      341,692     25,229    7.38%       407,672     29,585    7.26%       158,966     12,437    7.82%
Investment securities and
  securities available for
  sale:
    Taxable...............    1,422,065     88,873    6.25%     1,152,624     73,829    6.41%       895,083     57,107    6.38%
    Nontaxable(2).........       92,335      6,729    7.29%        93,721      6,981    7.45%        88,490      6,689    7.56%
    Equity securities.....       83,709      5,670    6.77%        88,920      4,775    5.37%        43,044      3,154    7.33%
                            -----------   --------             ----------   --------             ----------   --------
        Total
          securities......    1,598,109    101,272    6.34%     1,335,265     85,585    6.41%     1,026,617     66,950    6.52%
Federal funds sold and
  securities purchased
  under resale agreements
  and other short-term
  investments.............       51,766      2,585    4.99%       106,509      5,641    5.30%       120,767      6,575    5.44%
                            -----------   --------             ----------   --------             ----------   --------
Total interest-earning
  assets..................    9,609,152    779,103    8.11%     8,300,873    696,662    8.39%     6,804,087    586,763    8.62%
                            -----------   --------             ----------   --------             ----------   --------
Allowance for loan
  losses..................      (88,685)                          (76,683)                          (69,314)
Cash and due from banks...      311,275                           331,680                           238,776
Premises and equipment,
  net.....................      188,494                           175,492                           144,281
Other assets..............      569,961                           464,533                           314,663
                            -----------                        ----------                        ----------
TOTAL ASSETS..............  $10,590,197                        $9,195,895                        $7,432,493
                            ===========                        ==========                        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing
  liabilities:
Interest-bearing demand
  deposits................  $ 1,578,498   $ 43,081    2.73%    $1,493,490   $ 44,330    2.97%    $1,208,266   $ 33,708    2.79%
Savings deposits..........      570,197     17,373    3.05%       531,032     16,872    3.18%       485,376     16,134    3.32%
Time deposits.............    4,043,004    213,154    5.27%     3,428,448    195,244    5.69%     3,185,125    183,056    5.75%
Short-term borrowings.....    1,306,060     66,756    5.11%     1,004,372     54,866    5.46%       727,790     40,825    5.61%
Long-term debt............      937,243     57,626    6.15%       641,367     39,129    6.10%       158,529     11,048    6.97%
                            -----------   --------             ----------   --------             ----------   --------
Total interest-bearing
  liabilities.............    8,435,002    397,990    4.72%     7,098,709    350,441    4.94%     5,765,086    284,771    4.94%
                            -----------   --------             ----------   --------             ----------   --------
Noninterest-bearing demand
  deposits................    1,390,240                         1,297,910                         1,023,412
Other liabilities.........       91,700                           156,989                            96,109
                            -----------                        ----------                        ----------
Total liabilities.........    9,916,942                         8,553,608                         6,884,607
Shareholders' equity......      673,255                           642,287                           547,886
                            -----------                        ----------                        ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY....  $10,590,197                        $9,195,895                        $7,432,493
                            ===========                        ==========                        ==========

RATE DIFFERENTIAL.........                            3.39%                             3.45%                             3.68%
NET INTEREST INCOME AND
  NET YIELD ON
  INTEREST-EARNING
  ASSETS(3)...............                $381,113    3.97%                 $346,221    4.17%                 $301,992    4.44%
                                          ========                          ========                          ========

---------------

(1) Loans classified as nonaccruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3) Net interest income divided by average total interest-earning assets.

AN ANALYSIS OF INTEREST INCREASES (DECREASES)

                                                    1999 CHANGE FROM 1998                     1998 CHANGE FROM 1997
                                           ---------------------------------------   ----------------------------------------
                                                      ATTRIBUTED TO(1)                           ATTRIBUTED TO(1)
             (IN THOUSANDS)                AMOUNT     VOLUME      RATE       MIX      AMOUNT     VOLUME      RATE       MIX
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
Taxable securities.......................  $15,044   $ 17,258   $ (1,795)  $  (419)  $ 16,722   $ 16,431   $    226   $    65
Nontaxable securities(2).................     (252)      (103)      (151)        2        292        395        (98)       (5)
Equity securities........................      895       (280)     1,248       (73)     1,621      3,362       (843)     (898)
                                           -------   --------   --------   -------   --------   --------   --------   -------
Total securities.........................   15,687     16,875       (698)     (490)    18,635     20,188       (715)     (838)
Total loans (net of unearned Income).....   74,166    104,091    (25,344)   (4,581)    75,050     86,874    (10,076)   (1,748)
Mortgage loans held for sale.............   (4,356)    (4,788)       516       (84)    17,148     19,458       (901)   (1,409)
Federal funds sold and Securities
  purchased
  Under resale agreements and
  Other short-term investments...........   (3,056)    (2,899)      (322)      165       (934)      (771)      (189)       26
                                           -------   --------   --------   -------   --------   --------   --------   -------
        Total............................   82,441    113,279    (25,848)   (4,990)   109,899    125,749    (11,881)   (3,969)
                                           -------   --------   --------   -------   --------   --------   --------   -------
Interest expense:
Interest-bearing demand
Deposits.................................   (1,249)     2,523     (3,569)     (203)    10,622      7,957      2,156       509
Savings deposits.........................      501      1,244       (692)      (51)       738      1,518       (713)      (67)
Time deposits............................   17,910     34,998    (14,490)   (2,598)    12,188     13,984     (1,669)     (127)
Short-term borrowings....................   11,890     16,480     (3,530)   (1,060)    14,041     15,515     (1,068)     (406)
Long-term debt...........................   18,497     18,051        305       141     28,081     33,649     (1,376)   (4,192)
                                           -------   --------   --------   -------   --------   --------   --------   -------
        Total............................   47,549     73,296    (21,976)   (3,771)    65,670     72,623     (2,670)   (4,283)
                                           -------   --------   --------   -------   --------   --------   --------   -------
        Net interest income..............  $34,892   $ 39,983   $ (3,872)  $(1,219)  $ 44,229   $ 53,126   $ (9,211)  $   314
                                           =======   ========   ========   =======   ========   ========   ========   =======

---------------

(1) Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Mix Change = change in volume times change in rate.
(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

INTEREST-BEARING LIABILITIES

- Cost of Funds

  The average cost of funds decreased to 4.72% in 1999, compared to 4.94% in 1998 and 1997. The lower average cost of funds is primarily the result of the previously discussed decline in interest rates that began September 1998 and continued into the second quarter 1999. Competitive pressures on new time deposits and variable interest deposits remained strong. Due to these pressures, the Company's funding mix has shifted to a higher concentration of borrowings, primarily through credit facilities with the Federal Home Loan Bank. The percentage of average total borrowings to total funding sources is 23% for 1999 compared to 20% for 1998 and 13% for 1997. These borrowings are an excellent funding source since they are at rates lower than or comparable to what the market demands for new time deposit funds. In addition to these sources, the Company has initiated strategies to increase deposits through its retail branch network. As discussed under Liquidity and Interest Sensitivity, BancGroup's management considers these sources of funds to be adequate to fund future loan growth.

NONINTEREST INCOME

     One of BancGroup's primary strategies has been to expand its sources of noninterest income. The Company continues to emphasize growth in international banking, asset management services and electronic banking services. These services provide a broader base of revenue generation capabilities. Noninterest income increased $16.9 million or 14% from 1998 to 1999 and $24.3 million or 24% from 1997 to 1998.

                                                                              INCREASE (DECREASE)
                                                                        -------------------------------
                                          YEARS ENDED DECEMBER 31,        1999             1998
                                       ------------------------------   COMPARED         COMPARED
                                         1999       1998       1997     TO 1998     %    TO 1997     %
                                       --------   --------   --------   --------   ---   --------   ---
                                                                (IN THOUSANDS)
Noninterest income:
  Mortgage servicing fees............  $ 50,796   $ 44,308   $ 38,352   $ 6,488     15%  $ 5,956     16%
  Service charges on deposit
     accounts........................    38,490     37,360     31,402     1,130      3     5,958     19
  Other charges, fees, and
     commissions.....................     9,764      9,128      8,854       636      7       274      3
  Other income.......................    41,919     33,595     20,812     8,324     25    12,783     61
                                       --------   --------   --------   -------          -------
Subtotal.............................   140,969    124,391     99,420    16,578     13    24,971     25
  Other noninterest income items:
  Securities gains, net..............       497      1,449        669      (952)             780
  Gain (loss) on disposal of other
     real estate and repossessions...       773       (582)       856     1,355           (1,438)
                                       --------   --------   --------   -------          -------
          Total noninterest income...  $142,239   $125,258   $100,945   $16,981     14%  $24,313     24%
                                       ========   ========   ========   =======          =======

     Noninterest income from deposit accounts is significantly affected by competitive pricing on these services and the volume of noninterest-bearing accounts. During 1999 and 1998 average noninterest-bearing demand accounts (excluding mortgage banking custodial deposits) increased 6% and 19%, respectively. This increase in volume, increases in service fee rates and 1998 acquisitions resulted in a 3% increase in service charge income in 1999 and a 19% increase in 1998. In 1999, the increases in service charges and fees were partially offset by the sale and closure of certain branches.

     Other charges, fees, and commissions increased $636,000 or 7% in 1999 and $274,000 or 3% in 1998. The increase is primarily from credit card related fees and official check commissions.

     The Company has continued to expand various sources of other noninterest income in 1999. The international banking department that became fully operational in July 1998 generated $1,353,000 of income in 1999 compared to $392,000 in 1998. The Company had $424 million and $304 million in assets under management through its trust department and Colonial Asset Management, Inc. at December 31, 1999 and 1998, respectively. Revenue generated from trust, asset management and investment sales services was approximately $5,498,000, $3,539,000 and $2,387,000 for 1999, 1998 and 1997, respectively.

     As shown in the table above, securities gains in each of the three years were $497,000, $1,449,000 and $669,000, respectively. While a substantial portion of the securities portfolio is considered available for sale, BancGroup currently intends to hold substantially its entire securities portfolio for investment purposes. In 1999, $582,000 was the result of trading security income from the sale of an equity security. Realized gains or losses in this portfolio are generally the result of calls of securities or sales of securities within the six months prior to maturity.

     Income from loan servicing increased 15% from 1998 to 1999 and 16% from 1997 to 1998. The mortgage loan servicing division serviced an average of 192,000, 173,000 and 147,000 customers during 1999, 1998 and 1997, respectively, located in 43 states and the District of Columbia. The outstanding balance of the servicing portfolio to third parties was $15.2 billion, $14.7 billion and $11.4 billion at December 31, 1999, 1998 and 1997, respectively.

     In October 1999, the Company sold its wholesale mortgage production unit. The 13 retail production offices were merged into the regional bank structure to increase the Company's focus on providing a broad range of mortgage products and services to retail bank customers. As a result of this sale and increasing interest rates, previously discussed, gains on the sales of loans decreased $12.3 million in 1999 to $8.1 million. Low mortgage interest rates in 1998 resulted in an increase in new home sales and refinancings. Due to this increased activity, gains on the sales of loans increased $9.1 million in 1998 to $20.4 million from $11.3 million in 1997. These fluctuations are reflected in other income in the accompanying table.

     Other income of $15 million was recorded as a result of gains on the sales of the wholesale mortgage production unit, five supermarket branches and the Company's Dalton, Georgia branches.

NONINTEREST EXPENSE

     Noninterest expense to average assets improved to 2.83% from 3.18% and 3.16% in 1998 and 1997, respectively. (These ratios are stated on a comparable basis excluding acquisition and restructuring costs, Y2K expenses and the 1998 additional write-down of mortgage servicing rights.)

     During the fourth quarter of 1998, management made the decision to shift the Company's focus from bank acquisitions to streamlining operations and completing systems conversions of acquired banks. The foundation for these efficiencies is the current operating structure where the regional banks are supported by centralized back office-operations.

     The Company completed the conversion of its remaining Georgia and Florida acquired banks in 1999. The Company completed the conversion of banks acquired in Texas in the first quarter of 2000. Conversions of banks acquired in Nevada are scheduled for completion in February and April 2000, respectively. The Company completed the sale of five supermarket branches in the first quarter of 1999, closed several unprofitable branches in the second quarter of 1999, completed the sale of its Dalton, Georgia branches in the third quarter of 1999 and sold the wholesale mortgage production unit in the fourth quarter of 1999. As a result of the sale of the wholesale mortgage production unit, the 13 retail offices were merged into the regional bank structure of Colonial Bank. In order to further streamline the mortgage banking operations, its other units such as servicing, accounting and secondary marketing were merged into the corresponding commercial banking areas such as operations, accounting and treasury. Each of these initiatives resulted in a reduction in operating expenses after its completion, although the full impact will not be reflected until 2000.

                                                                              INCREASE (DECREASE)
                                                                        --------------------------------
                                          YEARS ENDED DECEMBER 31,        1999              1998
                                       ------------------------------   COMPARED          COMPARED
                                         1999       1998       1997     TO 1998     %     TO 1997     %
                                       --------   --------   --------   --------   ---    --------   ---
                                                                (IN THOUSANDS)
Noninterest expense:
  Salaries and employee benefits.....  $121,717   $121,445   $105,287   $    272    --%   $ 16,158    15%
  Occupancy expense, net.............    30,271     28,291     23,821      1,980     7       4,470    19
  Furniture and equipment expenses...    27,924     24,787     20,086      3,137    13       4,701    23
  Amortization and impairment of
    mortgage servicing rights........    34,478     62,909     17,123    (28,431)  (45)     45,786   267
  Amortization of intangible
    assets...........................     5,241      4,927      3,206        314     6       1,721    54
  Acquisition and restructuring
    expense..........................     1,307     21,535      6,463    (20,228)  (94)     15,072   233
  Y2K expense........................       560      4,617        432     (4,057)  (88)      4,185   969
  FDIC and state assessments.........     1,629      2,221      1,822       (592)  (27)        399    22
  Advertising and public relations...     7,014      7,835      7,574       (821)  (10)        261     3
  Stationery, printing and
    supplies.........................     6,245      6,551      5,525       (306)   (5)      1,026    19
  Telephone..........................     7,793      7,276      5,510        517     7       1,766    32
  Legal fees.........................     5,001      4,663      2,949        338     7       1,714    58
  Postage and courier................     7,743      7,185      6,001        558     8       1,184    20
  Insurance..........................     1,699      1,644      2,095         55     3        (451)  (22)
  Professional services..............    12,423     13,739      9,945     (1,316)  (10)      3,794    38
  Travel.............................     4,210      4,695      4,035       (485)  (10)        660    16
  Other..............................    26,297     31,092     19,840     (4,795)  (15)     11,252    57
                                       --------   --------   --------   --------          --------
         Total noninterest expense...  $301,552   $355,412   $241,714   $(53,860)  (15)%  $113,698    47%
                                       ========   ========   ========   ========          ========
Noninterest expense, excluding
  Acquisition, restructuring and Y2K
  expenses to Average Assets.........      2.83%      3.58%      3.16%

     Salaries and benefits increased by $272,000 in 1999 and $16.2 million or 15% in 1998. The increase in 1999 is due to normal salary rate increases offset by a reduction in personnel resulting from the branch sales and closings discussed above. The increase in 1998 is primarily due to salary rate increases and increased staffing levels as a result of acquisitions. As discussed in Note 1 to BancGroup's Consolidated Financial Statements, BancGroup defers certain salary and benefit costs associated with loan originations and amortizes these costs as yield adjustments over the life of the related loans. The amount of costs deferred remained relatively constant from 1997 to 1999.

     Net occupancy and furniture and equipment expense increases are primarily due to improvements to the Company's computer and communications technology. These improvements in technology give the Company the ability to enhance customer service and continue to improve back-office efficiencies. These increases were offset by reductions in costs related to the previously detailed sales of certain branches. There were also increased occupancy costs in 1998 related to improved technology, the relocation of certain facilities and acquisition activities. These relocations should allow for expansion of the Company's customer base and provide better customer service.

     In 1998 the mortgage banking division recorded $37 million in additional write-downs to its mortgage servicing rights (MSR). This write-down was caused primarily by anticipated prepayments of mortgages in the servicing portfolio being greater than previously expected. The remaining $26 million of MSR amortization in 1998 and $34 million of MSR amortization in 1999 are normal amortization resulting from the growth in the servicing portfolio and higher estimates of mortgage prepayments. Results for 1999 also includes $5 million in expense related to the MSR hedging instruments. The net balance of MSRs was $238 million and $183 million at December 31, 1999 and 1998, respectively.

     Amortization of intangible assets primarily increased due to the acquisitions in 1998 of ASB Bancshares, Inc. and TB&T, Inc. and in 1997 of Shamrock Holdings, Inc., First Commerce Bank of Florida, Inc. and Dadeland Bancshares, Inc., which were accounted for as purchases and therefore required the recording of goodwill and core deposit intangibles. A waiver of the state assessment in the first and second quarters of 1999 caused the decrease in the FDIC and state assessments in 1999 of $592,000. Fluctuations in advertising, supplies, postage and other expenses are primarily due to normal operating activities and acquisition related activities offset by lower operating expenses resulting from the sale and closure of certain branches.

ACQUISITION EXPENSE AND RESTRUCTURING CHARGES

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

     As a result of these actions, BancGroup recognized 1998 restructuring charges of $8.8 million, which were net of $902,000 in reversals of unused reserves.

     At each balance sheet date, Company management reviews payments and other activity relating to the liability balances to ensure the amounts have been properly applied to the accruals. Additionally, Company management reviews the status of the restructuring plan to ensure that there has not been a significant change which affects the accruals (i.e. delay in subleasing due to changes in the market conditions or settlement of liability for an amount different from the amount accrued). This evaluation includes obtaining updates, as needed, from third party experts, such as leasing agents.

     The following is a summary of restructuring charges and activity for the years ended December 31, 1999 and 1998:

                                                                 LEASE       ACCRUED
                                               REDUCTION OF   TERMINATION   SEVERANCE
                                               ASSET VALUES   LIABILITIES    & OTHER     TOTAL
                                               ------------   -----------   ---------   -------
                                                                (IN THOUSANDS)
January 1, 1998..............................    $    --        $    --      $   --     $    --
Additions (expense)..........................      4,395          3,240       2,052       9,687
Reversal of unused reserves..................         --           (362)       (540)       (902)
                                                 -------        -------      ------     -------
Net expense..................................      4,395          2,878       1,512       8,785
Write-off of assets..........................     (4,395)            --          --      (4,395)
Reductions (payments)........................         --             --        (914)       (914)
                                                 -------        -------      ------     -------
Balance at December 31, 1998.................         --          2,878         598       3,476
Reductions (payments)........................         --         (1,327)       (598)     (1,925)
                                                 -------        -------      ------     -------
Balance at December 31, 1999.................    $    --        $ 1,551      $   --     $ 1,551
                                                 =======        =======      ======     =======

     During 1999, BancGroup discontinued operations in 14 supermarket branches. Five supermarket branches were sold in the first quarter of 1999 and nine were closed in the second quarter of 1999. The Company bought out the service contracts and lease commitments of the closed branches. All equipment was redeployed to other branch locations. By closing these branches in May 1999, the Company saved approximately $1.5 million in operating expenses in 1999.

     The outstanding lease termination liabilities of $1.6 million at December 31, 1999 relate to the consolidation in the fourth quarter of 1999 of two branches in South Florida to a new location and the lease obligation net of any anticipated sublease income related to the relocation of the South Florida Region headquarters and trust department. Management in South Florida continues to pursue a resolution of the space vacated from the relocation of its headquarters and trust department. Management is in negotiations with its Lessor regarding the lease terms as well as pursuing the possibility of subleasing the space. Management does not have a specific date of completion at this time.

     The results for 1999, reflect the continued implementation of the Company's plan to de-emphasize acquisitions, complete system conversions, streamline operations and eliminate less profitable operations. As a result of this focus, the Company recognized acquisition and conversion related expenses of $1.3 million and $12.5 million for the years ended December 31, 1999 and 1998, respectively. These expenses related primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write-offs of equipment) and employee severance.

YEAR 2000 READINESS DISCLOSURE

     Until recently, many computer software programs and processing systems, including some of those used by BancGroup and its subsidiaries in their operations, were not designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have had material adverse effects on the business and operations of any business, including BancGroup, that relies on computers and associated technologies.

     BancGroup aggressively addressed the challenges that Year 2000 presented to its operations. The transition into Year 2000 went according to plan with all functions doing business as usual.

     BancGroup incurred approximately $12,500,000 in expenditures on the Year 2000 project, $1,076,000 during 1999, $11,000,000 in 1998 and $432,000 in 1997.
Year 2000 project costs of approximately $560,000 were expensed during 1999 while $4,600,000 and $432,000 were expensed during the years ended December 31, 1998 and 1997, respectively.

INCOME TAXES

     The provision for income taxes and related items are as follows:

                                                                  TAX
                                                               PROVISION
                                                              -----------
1999........................................................  $70,327,000
1998........................................................   31,406,000
1997........................................................   51,414,000

     BancGroup is subject to federal and state taxes at combined rates of approximately 37% for regular tax purposes and 23% for alternative minimum tax purposes. These rates are reduced or increased for certain nontaxable income or nondeductible expenses, primarily consisting of tax exempt interest income, partially taxable dividend income, nondeductible amortization of goodwill, and certain nondeductible acquisition expenses.

REVIEW OF FINANCIAL CONDITION

OVERVIEW

     Changes in ending asset balances of the company's segments and changes in selected components of the Company's balance sheet from December 31, 1998 to December 31, 1999 are as follows:

                                                                INCREASE (DECREASE)
                                                                AMOUNT         %
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Assets:
  Commercial Banking........................................  $  992,646      10.4%
  Mortgage Banking(1).......................................    (595,146)    (63.5)
  Corporate/Other(2)........................................         314       2.6
                                                              ----------
Total Assets................................................  $  397,814      3.8%
                                                              ==========
Other Balance Sheet Components:
  Securities available for sale and investment securities...  $  (33,499)     (2.1)%
  Mortgage loans held for sale..............................    (658,892)    (95.2)
  Loans, net of unearned income.............................   1,117,854      15.7
  Mortgage servicing rights.................................      54,937      29.9
  Deposits..................................................     521,825       7.0
  Long-term debt............................................     143,124      19.2

---------------

(1) The wholesale mortgage production unit was sold in October 1999.
(2) Includes eliminations of certain intercompany transactions.

     Management continually monitors the financial condition of BancGroup in order to protect depositors, increase shareholder value and protect current and future earnings. The most significant factors affecting BancGroup's financial condition from 1998 through 1999 have been:

- Internal loan growth of 16.8% in 1999 following 15.1% growth in 1998 excluding acquisitions.

- Loan mix changed to reflect a decrease in residential mortgage loans to 30.7% of the total loan portfolio from 34.3% in 1998.

- A 7.1% increase in average noninterest bearing demand deposits for 1999, primarily attributable to internal growth.

- Maintenance of high asset quality and reserve coverage of nonperforming assets. Nonperforming assets were 0.55% and 0.60% of related assets at December 31, 1999 and 1998, respectively. Net charge-offs were 0.21% and 0.26% of average loans during 1999 and 1998, respectively. The allowance for possible loan losses was 1.17% of loans at December 31, 1999, providing a 269% coverage of nonperforming loans (nonaccrual and renegotiated).

- A loan to deposit ratio of 103.3% and 95.5% at December 31, 1999 and 1998, respectively. Federal Home Loan Bank borrowings continue to be a major source of funding allowing the Company greater funding flexibility.

- Decrease of $659 million in mortgage loans held for sale during 1999 due primarily to the sale of the wholesale mortgage production unit as well as a decrease in refinancing activities and new home sales due to higher mortgage interest rates.

- Increase of $54.9 million in mortgage servicing rights due to the net increase in the mortgage servicing portfolio to $15.2 billion in 1999 and $53.7 million of capitalized hedge loss. The Company has hedged approximately 58% of its mortgage servicing rights asset at December 31, 1999.

- Issuance of $100 million 8% subordinated notes which qualifies as Tier II Capital.

     These items, as well as a more detailed analysis of BancGroup's financial condition, are discussed in the following sections.

LOANS

     Growth in loans and maintenance of a high quality loan portfolio are the principal ingredients for improved earnings. Management's emphasis, within all of BancGroup's banking regions, is on loan growth in accordance with local market demands and using the lending experience and expertise in the regional banks. Management believes that its strategy of meeting local demands and utilizing local lending expertise has proved successful. This success is evident in internal loan growth of 16.8% in 1999, 15.1% in 1998, 9.75% in 1997 and 16.4%
in 1996, excluding acquisitions. Internal loan growth has been a major factor in BancGroup's increasing earnings.

     Management believes that any existing concentrations of loans, whether geographically, by industry, or by borrower, do not expose BancGroup to unacceptable levels of risk. The current concentration of loans remains diverse in location, size, and collateral function. These differences, in addition to quality underwriting, serve to reduce the risk of losses.

     BancGroup has a significant concentration of commercial real estate loans representing 30.8% of total loans. BancGroup's commercial real estate loans are spread geographically throughout Alabama and Florida and other areas including metropolitan Atlanta, Georgia, Dallas, Texas and Reno and Las Vegas, Nevada with no more than 17% of these loans in any one geographic region. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia, Florida, Texas and Nevada are experiencing higher rates of growth with the Las Vegas metropolitan area experiencing significant growth. Real estate in BancGroup's lending areas has not experienced significantly inflated values due to excessive speculation or inflationary pressures. The collateral held in the commercial real estate portfolio consists of various property types with no one property type constituting a concentration. Risk is further reduced by the relatively small average loan size and the application of conservative underwriting guidelines. BancGroup's commercial real estate related loans continue to perform at acceptable levels.

     BancGroup also continues to have a significant concentration of residential real estate loans as they represent 30.7% of total loans. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have minimal credit risk and lower interest rate sensitivity. A portion of these loans was acquired through bank acquisitions. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment.

     BancGroup's international banking department became fully operational in July 1998. The department engages in confirming letters of credit, primarily with top-tier banks in Latin America, and direct disbursements to those banks from U.S. customers. Loans outstanding to Latin American banks at December 1999 totaled approximately $84 million. However, due to the immaterial balance of these loans in relation to total loans, these amounts will not be reported separately.

     BancGroup established a mortgage warehouse lending department in the third quarter of 1998. This department provides lines of credit collateralized by residential mortgage loans to top tier mortgage companies predominantly in the Southeast. Loans outstanding at December 31, 1999 and 1998 were $162 million and $85 million, respectively, with unfunded commitments of $268 million and $74 million at December 31, 1999 and 1998, respectively. These loans are categorized as other loans in the following schedule.

     The mortgage banking production unit holds mortgage loans on a short-term basis (generally less than ninety days) while these loans are being packaged for sale. These loans are classified as mortgage loans held for sale with balances totaling $33 million, $692 million and $239 million, at December 31, 1999, 1998 and 1997, respectively. There is minimal credit risk associated with these loans. The fluctuations in mortgage loans held for sale are directly related to the fluctuation in long-term interest rates and its related impact on mortgage loan refinancing and new home sales. The decrease in the 1999 balance is the result of rising mortgage rates and the October 1999 sale of the wholesale mortgage production unit. The Company continues to originate these loans through its retail mortgage branches. These loans are funded principally with short-term borrowings, providing a relatively high margin for these funds.

     As discussed more fully in subsequent sections, management has established policies and procedures to ensure maintenance of adequate liquidity and liquidity sources. BancGroup has arranged funding sources in addition to customer deposits that provide the capability for the Company to exceed a 100% loan to deposit ratio and maintain adequate liquidity.

                            GROSS LOANS BY CATEGORY

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Commercial, financial and
  agricultural.......................  $1,126,191   $1,102,446   $  751,375   $  692,761   $  609,683
Real estate -- commercial............   2,538,304    2,006,851    1,673,505    1,217,175    1,031,146
Real estate -- construction..........   1,435,004    1,028,471      734,239      545,681      449,542
Real estate -- residential...........   2,528,413    2,438,236    2,382,324    2,010,420    1,719,537
Installment and consumer.............     297,555      344,860      329,136      315,143      276,097
Other................................     302,860      189,934       81,181       58,607       49,727
                                       ----------   ----------   ----------   ----------   ----------
          Total loans................  $8,228,327   $7,110,798   $5,951,760   $4,839,787   $4,135,732
                                       ==========   ==========   ==========   ==========   ==========

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocation of the remaining allowance represent an approximation of the reserves for each category of loans based on management's evaluation of the respective historical charge-off experience and risk within each loan type.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                      DECEMBER 31,
                              ---------------------------------------------------------------------------------------------
                                      1999                    1998                    1997                    1996
                              ---------------------   ---------------------   ---------------------   ---------------------

                                        PERCENT OF              PERCENT OF              PERCENT OF              PERCENT OF
                                         LOANS TO                LOANS TO                LOANS TO                LOANS TO
                              AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                              -------   -----------   -------   -----------   -------   -----------   -------   -----------
                                                                     (IN THOUSANDS)
Balance at end of period
  applicable to:
  Commercial, financial, and
    agricultural............  $23,051       13.7%     $19,068       15.5%     $13,955       12.6%     $12,932       14.3%
  Real
    estate -- commercial....   34,729       30.8       30,382       28.2       25,979       28.1       19,792       25.1
  Real
   estate -- construction...   16,907       17.4       14,681       14.5       13,854       12.3       10,886       11.3
  Real
    estate -- residential...   12,642       30.7       12,191       34.3       11,912       40.1       11,303       41.5
  Installment and
    consumer................    3,992        3.6        4,930        4.8        5,079        5.5        4,673        6.5
  Other.....................    4,672        3.8        2,310        2.7        1,328        1.4        2,146        1.3
                              -------      -----      -------      -----      -------      -----      -------      -----
    Total...................  $95,993      100.0%     $83,562      100.0%     $72,107      100.0%     $61,732      100.0%
                              =======      =====      =======      =====      =======      =====      =======      =====

                                  DECEMBER 31,
                              --------------------
                                      1995
                              --------------------
                                        PERCENT OF
                                         LOANS TO
                                          TOTAL
                              AMOUNT      LOANS
                              -------   ----------
                                 (IN THOUSANDS)
Balance at end of period
  applicable to:
  Commercial, financial, and
    agricultural............  $11,153      14.7%
  Real
    estate -- commercial....   17,353      24.9
  Real
   estate -- construction...    8,277      10.9
  Real
    estate -- residential...   10,034      41.6
  Installment and
    consumer................    4,099       6.7
  Other.....................    2,854       1.2
                              -------     -----
    Total...................  $53,770     100.0%
                              =======     =====

LOAN MATURITY/RATE SENSITIVITY

     As discussed in a subsequent section, BancGroup seeks to maintain adequate liquidity and minimize exposure to interest rate volatility. The goals of BancGroup with respect to loan maturities and rate sensitivity continue to focus on shorter-term maturities and floating or adjustable rate loans. At December 31, 1999, approximately 47.7% of loans were floating rate loans.

     Contractual maturities may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan pay-offs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. BancGroup has not maintained records related to trends of early pay-off since management does not believe such trends would present any significantly more accurate estimate of actual maturities than the contractual maturities presented.

                         LOAN MATURITY/RATE SENSITIVITY

                                                              DECEMBER 31, 1999
                           ----------------------------------------------------------------------------------------
                                                                                               RATE SENSITIVITY,
                                                                                                LOANS MATURING
                                         MATURING                    RATE SENSITIVITY             OVER 1 YEAR
                           ------------------------------------   -----------------------   -----------------------
                             WITHIN                    OVER 5
                             1 YEAR     1-5 YEARS      YEARS        FIXED       FLOATING      FIXED       FLOATING
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Commercial, financial,
  and agricultural.......  $  544,634   $  437,683   $  143,874   $  539,226   $  586,965   $  356,436   $  225,121
Real
  estate -- commercial...     437,466    1,342,337      758,501    1,874,482      663,822    1,683,118      417,720
Real
 estate -- construction..     785,556      555,256       94,192      519,678      915,326      336,735      312,713
Real
 estate -- residential...     184,202      362,621    1,981,590    1,014,273    1,514,140      915,530    1,428,681
Installment and
  consumer...............      96,959      181,191       19,405      269,068       28,487      188,225       12,371
Other....................     214,865       53,069       34,926       87,854      215,006       57,534       30,461
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
                           $2,263,682   $2,932,157   $3,032,488   $4,304,581   $3,923,746   $3,537,578   $2,427,067
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

LOAN QUALITY

     A major key to long-term earnings growth is maintenance of a high quality loan portfolio. BancGroup's directive in this regard is carried out through its policies and procedures for the underwriting and ongoing review of loans and through a company wide senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continued basis.

     BancGroup has standard policies and procedures for the evaluation of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the credit worthiness of the borrower, but generally require maximum loan-to-value ratios of 85% for commercial real estate and 95% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios.

     Based on the credit review process and loan grading system, BancGroup determines its allowance for possible loan losses and the amount of provision for loan losses. The allowance for possible loan losses is maintained at a level which, in management's opinion, is adequate to absorb potential losses on loans present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; (3) the provision for possible loan losses charged to income, which increases the allowance, and (4) the allowance for loan losses of acquired banks. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of historical loss experience and current economic conditions.

     The overall goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow increased flexibility in their timely disposition.

LOAN LOSS EXPERIENCE

     During 1999, the ratio of net charge-offs to average loans decreased to 0.21% from 0.26% in 1998 and 0.23% in 1997. As a result of the Company's localized lending strategies and early identification of potential problem loans, BancGroup's net charge-offs have been consistently low. In addition, the current concentration of residential real estate loans has had a favorable impact on net charge-offs.

     The following schedule reflects greater than 100% coverage of nonperforming loans (nonaccrual and renegotiated) by the allowance for loan losses. Management has not targeted any specific coverage ratio in excess of 100%, and the coverage ratio may fluctuate significantly as larger loans are placed into or removed from nonperforming status. Management's focus has been on establishing reserves related to an early identification of potential problem loans. Management is committed to maintaining adequate reserve levels to absorb losses present in the loan portfolio.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                             ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Allowance for possible loan
  losses -- January 1......................  $   83,562   $   72,107   $   61,732   $   53,770   $   47,773
Charge-offs:
  Commercial, financial and agricultural...       9,627        6,001        5,577        3,627        4,044
  Real estate -- commercial................       3,226        3,273        2,972        2,389        1,299
  Real estate -- construction..............       1,171        1,731          433        1,803           44
  Real estate -- residential...............       2,579        3,380        1,765          911          499
  Installment and consumer.................       5,044        6,803        5,695        3,482        2,984
  Other....................................       1,711        1,469          694          239          166
                                             ----------   ----------   ----------   ----------   ----------
         Total charge-offs.................      23,358       22,657       17,136       12,451        9,036
                                             ----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial, financial and agricultural...       2,516        1,206        1,001        1,452        1,252
  Real estate -- commercial................         601        1,399        1,024        1,533           48
  Real estate -- construction..............          54           43           91            1           11
  Real estate -- residential...............         849          545          244          697          201
  Installment and consumer.................       2,678        1,945        1,820        1,589        1,358
  Other....................................         384          789          137           82           46
                                             ----------   ----------   ----------   ----------   ----------
         Total recoveries..................       7,082        5,927        4,317        5,354        2,916
                                             ----------   ----------   ----------   ----------   ----------
Net charge-offs............................      16,276       16,730       12,819        7,097        6,120
Addition to allowance charged to
  operating expense........................      28,707       26,345       16,321       14,442       10,989
Allowance added from bank acquisitions.....          --        1,840        6,873          617        1,128
                                             ----------   ----------   ----------   ----------   ----------
Allowance for possible loan losses --
  December 31..............................  $   95,993   $   83,562   $   72,107   $   61,732   $   53,770
                                             ==========   ==========   ==========   ==========   ==========
Loans (net of unearned income)
  December 31..............................  $8,228,149   $7,110,295   $5,951,067   $4,835,274   $4,130,126
Ratio of ending allowance to ending loans
  (net of unearned income).................        1.17%        1.18%        1.21%        1.28%        1.30%
Average loans (net of unearned income).....  $7,617,585   $6,451,427   $5,497,737   $4,488,023   $3,553,499
Ratio of net charge-offs to average loans
  (net of unearned income).................        0.21%        0.26%        0.23%        0.16%        0.17%
Allowance for loan losses as a percent of
  nonperforming loans
  (nonaccrual and renegotiated)............         269%         245%         247%         234%         243%

NONPERFORMING ASSETS

     BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup's policy is also to charge off installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These loans are summarized as follows:

                              NONPERFORMING ASSETS

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
Aggregate loans for which interest
  is not being accrued...........................  $34,461   $32,823   $28,209   $24,729   $20,201
Aggregate loans renegotiated to
  provide a reduction or deferral
  of interest or principal because of
  deterioration in the financial
  condition of the borrower......................    1,265     1,334     1,014     1,683     1,882
                                                   -------   -------   -------   -------   -------
Total nonperforming loans*.......................   35,726    34,157    29,223    26,412    22,083
Other real estate and in-substance foreclosure...    9,009     8,164    14,044    11,834    14,884
Repossessions....................................      206       564       796       338       171
                                                   -------   -------   -------   -------   -------
Total nonperforming assets*......................  $44,941   $42,885   $44,063   $38,584   $37,138
                                                   -------   -------   -------   -------   -------
Aggregate loans contractually past due 90
  days for which interest is being accrued.......  $11,184   $ 8,992   $ 7,335   $ 7,860   $ 3,532
Total nonperforming loans as a percent
  of net loans...................................     0.43%     0.48%     0.49%     0.55%     0.53%
Total nonperforming assets as a percent of
  net loans, other real estate and
  repossessions..................................     0.55%     0.60%     0.74%     0.80%     0.90%
Total nonperforming and 90 day past due
  loans for which interest is being accrued as a
  percent of total loans.........................     0.57%     0.61%     0.61%     0.71%     0.62%
Allowance for loan loss as a percent of
  nonperforming loans (nonaccrual
  and renegotiated)..............................      269%      245%      247%      234%      243%

---------------

* Total does not include loans contractually past due 90 days or more which are still accruing interest.

     Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $500,000) individual credits.

     Management, through its loan officers, internal loan review staff and external examinations by regulatory agencies, has identified approximately $149 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and BancGroup Credit Administration and annually by BancGroup's centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of December 31, 1999, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans as potential problem loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

     The above nonperforming loans and potential problem loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

     Interest income recognized and interest income foregone on nonaccrual loans was not significant for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

     The recorded investment in impaired loans at December 31, 1999 and 1998 was $23.3 million and $18.6 million, respectively and these loans had a corresponding valuation allowance of $13.8 million and $4.8 million, respectively. The average investment in impaired loans during 1999 and 1998 totaled $21.2 million and $20.0 million, respectively.

SECURITIES

     BancGroup determines on a daily basis the funds available for short-term investment. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements and maturities of securities, as well as other factors. Based on these factors and management's interest rate and income tax forecast, an investment strategy is determined. Significant elements of this strategy as of December 31, 1999 include:

- BancGroup's investment in U.S. Treasury securities and obligations of U.S. government agencies is substantially all pledged against public funds deposits or used as collateral for repurchase agreements.

- BancGroup is required to carry Federal Home Loan Bank (FHLB) Stock in connection with its borrowings with FHLB. BancGroup is also required to carry Federal Reserve Stock since its subsidiary bank became a member bank of the Federal Reserve System in June 1997.

- Investment alternatives that maximize the after-tax net yield are considered.

- Management has also attempted to increase the investment portfolio's overall yield by investing funds in excess of pledging requirements in high-grade corporate notes and mortgage-backed securities.

- The maturities of investment alternatives are determined in consideration of the yield curve, liquidity needs and the Company's asset/liability gap position.

- The risk elements associated with the various types of securities are also considered in determining investment strategies. U.S. Treasury and non-callable U.S. government agency obligations are considered to contain virtually no default or prepayment risk. Mortgage-backed securities have varying degrees of risk of impairment of principal. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. BancGroup's mortgage-backed security portfolio as of December 31, 1999 does not include any interest-only strip securities and the amount of unamortized premium on mortgage-backed securities is approximately $2,505,000. The recoverability of BancGroup's investment in mortgage-backed securities is reviewed periodically, and where necessary, appropriate adjustments are made to income for impaired values.

- Obligations of state and political subdivisions, as well as other securities, have varying degrees of credit risk associated with the individual borrowers. The credit ratings and the credit worthiness of these securities are reviewed periodically and appropriate reserves are established when necessary.

     Investment securities are those securities which management has the ability and intent to hold until maturity. The decline in investment securities is due to maturities and calls in the portfolio.

     Securities available for sale represent those securities that BancGroup intends to hold for an indefinite period of time or that may be sold in response to changes in interest rates, prepayment risk and other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added or deducted from shareholders' equity. The balance in securities available for sale increased from $1.4 billion at December 31, 1998 to $1.5 billion at December 31, 1999. At December 31, 1999, BancGroup had $283 million in mortgage backed securities purchased under a reverse repurchase agreement. These securities are collateral for $299 million in debt outstanding in connection with the purchase of these securities.

     At December 31, 1999, there was no single issuer, with the exception of U.S. government and U.S. government agencies, where the aggregate book value of these securities exceeded 10% of shareholders' equity ($70 million).

     The changes noted above are reflected on the following table.

                             SECURITIES BY CATEGORY

                                                                CARRYING VALUE AT DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         1998        1997
                                                              ----------   ----------   --------
                                                                        (IN THOUSANDS)
Investment securities:
  U.S. Treasury securities & obligations of U.S. government
     agencies...............................................  $    1,581   $   83,322   $172,065
  Mortgage-backed securities................................      24,833       45,037     85,298
  Obligations of state and political subdivisions...........      33,620       41,185     54,036
  Other.....................................................       1,648        1,410      1,741
                                                              ----------   ----------   --------
          Total.............................................  $   61,682   $  170,954   $313,140
                                                              ==========   ==========   ========
Securities available for sale:
  U.S. Treasury securities & obligations of U.S. government
     agencies...............................................  $  166,799   $  152,162   $350,398
  Mortgage-backed securities................................   1,089,249    1,030,801    256,396
  Obligations of state and political subdivisions...........      71,652       58,316     40,233
  Other.....................................................     162,291      172,939      8,837
                                                              ----------   ----------   --------
          Total.............................................  $1,489,991   $1,414,218   $655,864
                                                              ==========   ==========   ========

     The carrying value of securities at December 31, 1999 mature as follows:

                      MATURITY DISTRIBUTION OF SECURITIES

                                        WITHIN 1 YEAR           1-5 YEARS          5-10 YEARS        OVER 10 YEARS
                                     --------------------   -----------------   ----------------   -----------------
                                                  AVERAGE             AVERAGE            AVERAGE             AVERAGE
                                       AMOUNT      RATE     AMOUNT     RATE     AMOUNT    RATE     AMOUNT     RATE
                                     ----------   -------   -------   -------   ------   -------   -------   -------
                                                                     (IN THOUSANDS)
Investment securities:
  U.S. Treasury securities and
    obligations of U.S. government
    agencies.......................  $      750    5.64%    $   331    6.40%    $   --      --%    $   500    7.25%
  Mortgage-backed securities.......       3,209    6.74      11,631    6.97      1,916    7.25       8,075    7.45
  Obligations of state and
    political subdivisions(1)......       3,825    4.80      17,838    5.17      7,024    5.32       4,933    6.01
  Other............................          95    6.00       1,555    6.50         --      --          --      --
                                     ----------    ----     -------    ----     ------    ----     -------    ----
  Total............................  $    7,879    5.68%    $31,355    5.92%    $8,940    5.73%    $13,508    6.92%
                                     ==========    ====     =======    ====     ======    ====     =======    ====
Securities available for sale(2):
  U.S. Treasury securities and
    obligations of U.S. government
    agencies.......................  $  166,799    5.61%
  Mortgage-backed securities.......   1,089,249    6.33
  Obligations of state and
    political subdivisions(1)......      71,652    4.95
  Other............................      80,903    6.86
                                     ----------    ----
         Total.....................  $1,408,603    6.21%
                                     ==========    ====

---------------

(1) The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 38%. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2) Securities available for sale are shown as maturing within one year although BancGroup intends to hold these securities for an indefinite period of time. (See Contractual Maturities in Note 3 to the consolidated financial statements.) This category excludes all corporate common and preferred stock since these instruments have no maturity date.

MORTGAGE SERVICING RIGHTS AND SERVICING HEDGE

     The balances of MSR were $238 million and $183 million at December 31, 1999 and 1998, respectively. The Company, with the assistance of a third party advisor, developed a strategy to hedge against future decreases in interest rates. In October 1998, the Company began to hedge a portion of its servicing portfolio and related MSR asset. At December 31, 1999 and 1998, the Company had hedged approximately 58% and 52% of the MSR asset primarily through the use of floors and principal-only strips in 1999 and Treasury futures and options in 1998. The hedge positions are monitored daily and adjusted as necessary for changes in the market and projected interest rate movement. The objective of this strategy is to achieve a high degree of correlation between changes in value associated with the hedged asset (the servicing portfolio and the related servicing rights) and the servicing hedge. The servicing hedge is designed to rise in value when interest rates fall and decline in value when interest rates rise, in contrast to the expected movements in value of the servicing asset, therefore reducing earnings volatility caused by interest rate movements.

     These risk-management activities do not eliminate interest-rate risk in the MSR. Treasury rates, to which portions of the MSR hedges are indexed, may not move in tandem with mortgage interest rates. As mortgage interest rates change, actual prepayments may not respond exactly as anticipated. Other pricing factors, such as the volatility of the market yields, may affect the value of the hedges without similarly impacting the MSR. (Refer to Notes 6 and 7 to the Consolidated Financial Statements for additional information.)

DEPOSITS

     BancGroup's deposit structure consists of the following:

                                                       DECEMBER 31,          % OF TOTAL
                                                  -----------------------   -------------
                                                     1999         1998      1999    1998
                                                  ----------   ----------   -----   -----
                                                              (IN THOUSANDS)
Noninterest-bearing demand deposits.............  $1,326,880   $1,548,082    16.7%   20.8%
Interest-bearing demand deposits................   1,696,802    1,747,321    21.3    23.4
Savings deposits................................     572,113      560,308     7.2     7.5
Certificates of deposits less than $100,000.....   2,872,044    2,222,301    36.0    29.8
Certificates of deposits more than $100,000.....   1,140,001    1,002,503    14.3    13.5
IRA's...........................................     309,562      316,844     3.9     4.3
Open time deposits..............................      50,576       48,794     0.6     0.7
                                                  ----------   ----------   -----   -----
          Total deposits........................  $7,967,978   $7,446,153   100.0%  100.0%
                                                  ==========   ==========   =====   =====

     BancGroup, through its acquisitions and branch expansion programs, has increased its market presence into high growth markets in the country. Prior to 1998, the expansion was concentrated in Florida and the Atlanta metropolitan area. In 1998, Colonial continued its efforts by moving west into Dallas, Texas and Reno and Las Vegas, Nevada. The principal goal is to provide the Company's retail customer base with convenient access to branch locations while enhancing the Company's potential for future increases in profitability.

     Deposits have increased $522 million or 7% in 1999. This increase includes 11% of internal growth in savings and time deposits and increased wholesale funds offset by a decrease due to the sale of the Dalton, Georgia branches and five supermarket branches. Due to the nature of demand deposits, balances can fluctuate significantly on a daily basis; therefore, average balances are more representative of their impact on corporate funding. Although these deposits reflect a decrease of $272 million at December 31, 1999, average demand deposits increased 6% from 1998 to 1999. Competition for deposits remains strong within the banking industry as well as increased competition from the other business sectors.

     In the fourth quarter of 1999, BancGroup initiated several campaigns to grow its deposit base. The high growth areas of Florida were a primary target due to the lower cost funds in that market. These campaigns resulted in 5% average deposit growth for the quarter, in addition to the 9.5% achieved in the first nine months of the year in Florida. The growth of deposits continues to be a primary strategic initiative of the Company. In January 2000, a branch incentive plan was implemented in which a key goal is for employees to obtain an established deposit growth rate in their branches. Management has contracted with a database marketing consultant to target specific products and markets for future deposit campaigns in order to more cost effectively grow deposits. Each of these initiatives should provide a solid foundation for achieving the Company's deposit growth objectives.

     The Company has an established brokered Certificate of Deposit (CD) program to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At December 31, 1999 and 1998, $609 million and $188 million, respectively were outstanding under this program. The Company has a brokered money market program that attracts deposits from out-of-market customers. At December 31, 1999 and 1998, $239 million and $249 million were outstanding, respectively.

SHORT-TERM BORROWINGS

     Short-term borrowings were comprised of the following at December 31, 1999, 1998 and 1997:

                                                         1999         1998        1997
                                                      ----------   ----------   --------
                                                                (IN THOUSANDS)
FHLB borrowings.....................................  $  490,000   $  769,987   $420,000
Federal Funds purchased and securities sold under
  repurchase agreements.............................     452,337      480,008    284,740
Reverse repurchase agreements.......................     150,571      184,834     12,695
Current maturities FHLB Advances....................     100,521       50,840      1,345
Other short-term borrowings.........................          --       25,299     12,579
                                                      ----------   ----------   --------
          Total.....................................  $1,193,429   $1,510,968   $731,359
                                                      ==========   ==========   ========

     To assist in funding loan growth, BancGroup has credit facilities at the FHLB. At December 31, 1999 and 1998, BancGroup had borrowings of $1.2 billion and $1.3 billion outstanding of which $573 million and $528 million, respectively, (Note 10) are included in long-term debt with the remaining portion included in short-term borrowings, leaving credit availability at December 31, 1999 of $306 million based on current collateral. This credit facility is collateralized by the Company's residential real estate loans. Colonial Bank has an additional $500 million warehouse line with FHLB that is collateralized by mortgage loans held for sale with no balance outstanding at December 31, 1999.

     Correspondent banks and customers provide a consistent base of short-term funds with $452 million and $480 million outstanding at December 31, 1999 and 1998, respectively, in Fed Funds purchased and repurchase agreements.

     Short-term borrowings, including FHLB borrowings, have been used to fund short-term assets, primarily mortgage loans held for sale and loans. FHLB borrowings have been used during 1999 and 1998 to fund loan growth. As discussed more fully in the "Liquidity and Interest Rate Sensitivity" section of this report, the line of credit with FHLB is considered a primary source of funding for the Company's asset growth.

     BancGroup entered into reverse repurchase arrangements under which it purchased mortgage backed securities. These securities are collateral for the $151 million in short-term debt as well as the $132 million in long-term debt.

     In July 1998, the Company entered into a term note with an unaffiliated financial institution for $25 million. This note was paid in full upon maturity. During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which none was outstanding at December 31, 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     BancGroup has addressed its liquidity and interest rate sensitivity through its policies and structure for asset/liability management. It has created the Asset/Liability Management Committee ("ALMCO"), the objective of which is to optimize the net interest margin while assuming reasonable business risks. ALMCO annually establishes operating constraints for critical elements of BancGroup's business, such as liquidity and interest rate sensitivity. ALMCO constantly monitors performance and takes action in order to meet its objectives.

     Of primary concern to ALMCO, is maintaining adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

     The consolidated statement of cash flows identifies the three major sources and uses of cash (liquidity) as operating, investing and financing activities. Operating activities reflect cash generated from operations. Management views cash flow from operations as a major source of liquidity. Investing activities represent a primary usage of cash with the major net increase being attributed to loan growth. When securities mature they are generally reinvested in new securities or assets held for sale. Financing activities generally provide funding for the growth in loans and securities with increased deposits. Short-term borrowings are used to provide funding for temporary gaps in the funding of long-term assets and deposits, as well as to provide funding for mortgage loans held for sale and loan growth. BancGroup has the ability to tap other markets for certificates of deposits and to utilize established lines for Federal funds purchased and FHLB advances. BancGroup maintains and builds diversified funding sources in order to provide flexibility in meeting its requirements.

     From 1997 through 1999, the significant changes in BancGroup's cash flows have centered on loan growth and fluctuations in mortgage loans held for sale. Loan growth of $1.2 billion in 1999 and $974 million in 1998 has been one of the principal uses of cash in both years. Mortgage loans held for sale decreased in 1999 providing $659 million in funds compared to an increase in 1998 using $454 million in funds. The increase in deposits, excluding acquisitions, of $522 million in 1999 and $800 million in 1998 provided the primary source of funding for internal loan growth. Short-term borrowings, excluding acquisitions decreased $367 million in 1999 and increased $646 million in 1998 as a result of the funding requirements of mortgage loans held for sale and internal loan growth. Management has chosen to fund fluctuations in the volume of mortgage loans held for sale with short-term borrowings as opposed to increasing rate sensitive deposits.

     BancGroup had $2.5 billion and $2.4 billion of residential real estate loans at December 31, 1999 and 1998, respectively. These loans provide collateral for the current $2.0 billion credit facility at the FHLB. At December 31, 1999, the FHLB unused line of credit was $837 million of which $306 million was available based on current collateral. This line provides the Company significant flexibility in asset/liability management, liquidity and deposit pricing.

     On March 16, 1999, Colonial Bank issued $100 million in 8% Subordinated Notes due March 15, 2009. These notes are not subject to redemption prior to maturity and pay interest semiannually on March 15 and September 15. This subordinated debt qualifies as Tier II capital. In July 1999, the Company entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which none was outstanding at December 31, 1999. This facility bears interest at a rate of 0.85% above LIBOR and expires in July 2000.

     In 1998, BancGroup entered into reverse repurchase arrangements under which it purchased mortgage backed securities. At December 31, 1999 these securities are collateral for the $151 million in short-term debt as well as the $132 million in long-term debt.

     During 1998, and in connection with the acquisition of ASB Bancshares, Inc., BancGroup issued $7.73 million of variable rate subordinated debentures. The debentures bear interest equal to the New York Prime Rate minus 1% (but not less than 7%). BancGroup had an outstanding term note with an unaffiliated financial institution in the amount of $25 million at December 31, 1998 which was paid in full upon maturity.

     In January 1997, BancGroup issued $70 million in Trust Preferred Securities. These securities qualify as Tier I Capital and carry an 8.92% interest rate. A portion of the proceeds of the offering was utilized to pay off a term note and revolving debt outstanding. The remainder of the proceeds was used for acquisitions and other business purposes.

     BancGroup has outstanding, $33.4 million and $31.8 million of Bank-Owned Life Insurance ("BOLI") at December 31, 1999 and 1998, respectively. This long-term asset represents life insurance purchased from highly rated insurance companies on certain employees with the bank named as the beneficiary. The Company considers these funds available for the future payment of benefits due the employee's beneficiaries from group benefit plans.

     Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

     The primary uses of funds as reflected in the holding company only statement of cash flows (Note 24) were $7.7 million for the payment of interest on debt, $25.0 million for the reduction of short-term borrowings and $42.3 million for the payment of dividends. The holding company's primary sources of funds were $79.0 million in dividends received from its subsidiaries. Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $79 million of retained earnings plus certain 2000 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2000 without prior approval from the respective regulatory authorities. The holding company anticipates that the cash flow needs of the holding company are well below the regulatory dividend restrictions of its subsidiary bank.

     At December 31, 1999, BancGroup's liquidity position was adequate with loan maturities of $2.3 billion, or 28% of the total loan portfolio, due within one year. Securities totaling $1.4 billion or 91% of the total portfolio also had maturities within one year or have been classified as available for sale. As of December 31, 1999, there were, however, no current plans to dispose of any significant portion of these securities. In addition BancGroup has $306 million in additional borrowing capacity at the FHLB, $25 million available through a warehouse line with FHLB, $492 million from Fed Fund lines and $25 million from a revolving credit facility with an unaffiliated financial institution.

     BancGroup's asset/liability management policy has also established targets for interest rate sensitivity. Changes in interest rates will necessarily lead to changes in the net interest margin. It is ALMCO's goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities and by analyzing and taking action to manage mismatch and basis risk. The interest sensitivity schedule reflects a 10.90% negative gap at 12 months; therefore, BancGroup has a greater exposure to net income if interest rates increase.

     BancGroup's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest earning assets and interest bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis. The following table measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of interest-sensitive assets, interest-sensitive liabilities, and off-balance-sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at December 31, 1999.

                                                                      PERCENTAGE CHANGE IN
                                                         -----------------------------------------------
BASIS POINTS                                             NET INTEREST INCOME(1)   NET PORTFOLIO VALUE(2)
------------                                             ----------------------   ----------------------
+200...................................................             0%                      (3)%
+100...................................................            (1)                       0
-100...................................................             0                       (1)
-200...................................................            (1)                      (5)

---------------

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

     Management has managed the asset/liability position of the bank through traditional sources discussed above. Additionally, as previously discussed, the Company has developed a strategy to hedge its MSR asset against future fluctuations in interest rates through the use of hedging instruments. The objective of this strategy is to maintain a correlation over time between the value of MSR and the servicing hedge. At

December 31, 1999, the Company had hedged approximately 58% of its MSR asset. (Refer to more detailed discussions of the hedging activities included in Management's Discussion under Mortgage Servicing Rights and Servicing Hedge and Notes 6 and 7 to the Consolidated Financial Statements.)

     The following table summarizes BancGroup's interest rate sensitivity at December 31, 1999.

                                                                AT DECEMBER 31, 1999
                                   ------------------------------------------------------------------------------
                                                             INTEREST SENSITIVE WITHIN
                                   ------------------------------------------------------------------------------
                                      TOTAL         0-90        91-180        181-365        1-5          OVER
                                     BALANCE        DAYS         DAYS          DAYS         YEARS       5 YEARS
                                   -----------   ----------   -----------   -----------   ----------   ----------
                                                                   (IN THOUSANDS)
RATE SENSITIVE ASSETS:
  Federal Funds sold and resale
    Agreements...................  $    30,482   $   30,482   $        --   $        --   $       --   $       --
  Investment securities..........       61,682        4,597         2,610         5,023       30,254       19,198
  Securities available for
    sale.........................    1,489,991      118,342        12,787        30,519      241,747    1,086,596
  Mortgage loans held for sale...       33,150       33,150            --            --           --           --
                                   -----------   ----------   -----------   -----------   ----------   ----------
  Loans, net of unearned
    income.......................    8,228,149    3,303,621       434,182       768,505    3,468,796      253,045
  Allowances for possible loan
    losses.......................      (95,993)     (38,541)       (5,065)       (8,966)     (40,469)      (2,952)
                                   -----------   ----------   -----------   -----------   ----------   ----------
Net loans........................    8,132,156    3,265,080       429,117       759,539    3,428,327      250,093
Nonearning assets................    1,106,638           --            --            --           --    1,106,638
                                   -----------   ----------   -----------   -----------   ----------   ----------
         Total Assets............  $10,854,099   $3,451,651   $   444,514   $   795,081   $3,700,328   $2,462,525
                                   ===========   ==========   ===========   ===========   ==========   ==========
RATE SENSITIVE LIABILITIES:
  Interest-bearing demand
    deposits.....................  $ 1,696,802   $  387,812   $   339,360   $        --   $  944,573   $   25,057
  Savings deposits...............      572,113      198,118       114,423            --      237,587       21,985
  Certificates of deposits less
    than $100,000................    2,872,044      858,434       753,692       803,392      457,214          414
  Certificates of deposits more
    than $100,000................    1,140,001      348,177       274,943       344,199      172,548          134
  IRAs...........................      309,562       64,191        65,315        73,148      106,581          327
  Open time deposits.............       50,576       44,891         1,193         1,123        2,267           --
  Short-term borrowings..........    1,193,429    1,017,908       100,521        75,000           --           --
  Long-term debt.................      889,571        7,725            --            --      565,487      316,359
Noncosting liabilities &
  equity.........................    2,130,001           --            --            --           --    2,130,001
                                   -----------   ----------   -----------   -----------   ----------   ----------
         Total Liabilities &
           Equity................  $10,854,099   $2,927,256   $ 1,649,447   $ 1,296,862   $2,486,257   $2,494,277
                                   ===========   ==========   ===========   ===========   ==========   ==========
Gap..............................  $        --   $  524,395   $(1,204,933)  $  (501,781)  $1,214,071   $  (31,752)
                                   ===========   ==========   ===========   ===========   ==========   ==========
Cumulative Gap...................  $        --   $  524,395   $  (680,538)  $(1,182,319)  $   31,752   $       --
                                   ===========   ==========   ===========   ===========   ==========   ==========

     The two lines of the preceding table is the interest rate sensitivity gap that is the difference between rate sensitive assets and rate sensitive liabilities.

     In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. For all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities' earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment. Furthermore, the balances reflect contractual repricing of the deposits and management's position on repricing certain deposits where management discretion is permitted. Prepayment assumptions are applied at a constant rate based on the Company's historical experience. Certain demand deposit accounts and regular savings accounts have been classified as repricing beyond one year in accordance with regulatory guidelines. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive. If these accounts were included in the 0-90 day category, the gap in that time frame would be a negative $1.2 billion with a corresponding cumulative gap at one year of negative $2.4 billion.

CAPITAL ADEQUACY AND RESOURCES

     Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management's strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company's dividend payout ratio target range is 30-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

     The amount of a cash dividend, if any, rests with the discretion of the Board of Directors of BancGroup as well as upon applicable statutory constraints such as the Delaware law requirement that dividends may be paid only out of capital surplus or net profits for the fiscal year in which the dividend is declared or the preceding fiscal year.

     BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

     The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 1999 are stated below:

Capital (thousands)
Tier I Capital:
     Shareholders' equity (excluding unrealized gain on
      securities available for sale, disallowed MSRs and
      intangibles plus Trust Preferred Securities)..........  $   699,094
Tier II Capital:
  Allowable loan loss reserve...............................       95,993
  Subordinated debt.........................................      112,048
                                                              -----------
          Total Capital.....................................  $   907,135

Risk Adjusted Assets (thousands)............................  $ 8,022,518
          Total Assets (thousands)..........................  $10,854,099

                                                              1999     1998
                                                              -----    ----
Tier I leverage ratio.......................................   6.58%   6.08%
Risk Adjusted Capital Ratios:
     Tier I Capital Ratio...................................   8.71%   8.50%
          Total Capital Ratio...............................  11.31%   9.85%

     BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The increases in the ratios shown above are primarily due to normal earnings retention partially offset by asset growth. The total capital ratio also increased due to the previously discussed issuance in March 1999 of $100 million in subordinated debentures which qualifies as Tier II Capital.

REGULATORY RESTRICTIONS

     As noted previously, dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

     Colonial Bank is also required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 1999, these deposits were not material to BancGroup's funding requirements.

FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

     Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of SFAS No. 133. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact that SFAS No. 133 and SFAS No. 137 will have on BancGroup's financial statements.

     On October 12, 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise." This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company is not currently involved in these activities and therefore the adoption of SFAS No. 134 has had no impact on BancGroup's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    42
Consolidated Statements of Condition as of December 31, 1999
  and 1998..................................................    43
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998, and 1997.........................    44
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 1999, 1998, 1997.................    45
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998, and 1997.............    46
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................    47
Notes to Consolidated Financial Statements..................    48
Quarterly Results (Unaudited)...............................    11

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
The Colonial BancGroup, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Montgomery, Alabama
February 28, 2000

                          THE COLONIAL BANCGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Cash and due from banks.....................................  $   338,433   $   437,719
Interest-bearing deposits in banks and federal funds sold...       30,482        57,247
Securities available for sale (Note 3)......................    1,489,991     1,414,218
Investment securities (market value: 1999, $61,922, 1998,
  $173,542).................................................       61,682       170,954
Mortgage loans held for sale................................       33,150       692,042
Loans, net of unearned income (Note 4)......................    8,228,149     7,110,295
Less:
  Allowance for possible loan losses (Note 5)...............      (95,993)      (83,562)
                                                              -----------   -----------
         Loans, net.........................................    8,132,156     7,026,733
Premises and equipment, net (Note 8)........................      190,946       181,617
Excess of cost over tangible and identified intangible
  assets
    Acquired, net...........................................       79,468        84,893
Mortgage servicing rights (Note 7)..........................      238,405       183,469
Other real estate owned.....................................        9,215         8,728
Accrued interest and other assets...........................      250,171       198,665
                                                              -----------   -----------
         Total..............................................  $10,854,099   $10,456,285
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $ 1,326,880   $ 1,548,082
  Interest-bearing demand...................................    1,696,802     1,747,321
  Savings...................................................      572,113       560,308
  Time......................................................    4,372,183     3,590,442
                                                              -----------   -----------
         Total deposits.....................................    7,967,978     7,446,153
FHLB short-term borrowings (Note 9).........................      490,000       769,987
Other short-term borrowings (Note 9)........................      703,429       740,981
Subordinated debt (Note 10).................................      112,048        12,542
Trust preferred securities (Note 10)........................       70,000        70,000
FHLB long-term debt (Note 10)...............................      572,549       528,163
Other long-term debt (Note 10)..............................      134,974       135,742
Other liabilities...........................................      107,942       112,910
                                                              -----------   -----------
         Total liabilities..................................   10,158,920     9,816,478
Commitments and contingencies (Notes 6, 13, 16)
Shareholders' equity (Notes 2, 11)
  Common Stock, $2.50 par value; 200,000,000 shares
    authorized;
    112,106,663 and 110,962,365 shares issued
    at December 31, 1999 and December 31, 1998,
    respectively............................................      280,267       277,406
  Treasury Stock (26,501 shares at December 31, 1998).......           --          (355)
  Additional paid in capital................................      118,728       113,469
  Retained earnings.........................................      326,578       249,297
  Unearned compensation.....................................       (1,622)       (2,348)
  Accumulated other comprehensive income, net of taxes......      (28,772)        2,338
                                                              -----------   -----------
         Total shareholders' equity.........................      695,179       639,807
                                                              -----------   -----------
         Total..............................................  $10,854,099   $10,456,285
                                                              ===========   ===========

                 See Notes to Consolidated Financial Statements

                          THE COLONIAL BANCGROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
INTEREST INCOME:
Interest and fees on loans..................................  $674,175    $604,493    $512,213
Interest and dividends on securities:
  Taxable...................................................    88,873      73,829      57,107
  Nontaxable................................................     4,631       4,815       4,601
  Dividends.................................................     5,670       4,764       3,141
Interest on federal funds sold and securities purchased
  under Resale agreements...................................     1,875       4,661       5,738
Other interest..............................................       710         980         837
                                                              --------    --------    --------
          Total interest income.............................   775,934     693,542     583,637
                                                              --------    --------    --------
INTEREST EXPENSE:
Interest on deposits........................................   273,608     256,446     232,898
Interest on short-term borrowings...........................    66,756      54,866      40,825
Interest on long-term debt..................................    57,626      39,129      11,048
                                                              --------    --------    --------
          Total interest expense............................   397,990     350,441     284,771
                                                              --------    --------    --------
NET INTEREST INCOME.........................................   377,944     343,101     298,866
Provision for possible loan losses (Notes 1, 5).............    28,707      26,345      16,321
                                                              --------    --------    --------
          NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
            LOAN LOSSES.....................................   349,237     316,756     282,545
                                                              --------    --------    --------
NONINTEREST INCOME:
Mortgage servicing fees.....................................    50,796      44,308      38,352
Service charges on deposit accounts.........................    38,490      37,360      31,402
Securities gains, net (Note 3)..............................       497       1,449         669
Other charges, fees and commissions.........................     9,764       9,128       8,854
Other income................................................    42,692      33,013      21,668
                                                              --------    --------    --------
          Total noninterest income..........................   142,239     125,258     100,945
                                                              --------    --------    --------
NONINTEREST EXPENSE:
Salaries and employee benefits..............................   121,717     121,445     105,287
Occupancy expense of bank premises, net.....................    30,271      28,291      23,821
Furniture and equipment expenses............................    27,924      24,787      20,086
Amortization and impairment of mortgage servicing rights....    34,478      62,909      17,123
Amortization of intangible assets...........................     5,241       4,927       3,206
Year 2000 expense...........................................       560       4,617         432
Acquisition and restructuring expense.......................     1,307      21,535       6,463
Other expense (Note 19).....................................    80,054      86,901      65,296
                                                              --------    --------    --------
          Total noninterest expense.........................   301,552     355,412     241,714
                                                              --------    --------    --------
INCOME BEFORE INCOME TAXES..................................   189,924      86,602     141,776
Applicable income taxes (Note 20)...........................    70,327      31,406      51,414
                                                              --------    --------    --------
NET INCOME..................................................  $119,597    $ 55,196    $ 90,362
                                                              ========    ========    ========
EARNINGS PER SHARE (NOTE 21):
     Basic..................................................  $   1.07    $   0.50    $   0.86
     Diluted................................................      1.06        0.49        0.84
AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic..................................................   111,678     110,062     105,010
     Diluted................................................   113,252     112,431     108,396

                See Notes to Consolidated Financial Statements.

                          THE COLONIAL BANCGROUP, INC.
             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
NET INCOME..................................................  $119,597   $55,196   $90,362
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
  Unrealized gains (losses) on securities available for sale
     arising during the period, net of taxes................   (30,787)    1,880     2,398
  Less: reclassification adjustment for net (gains) losses
     included in net income, net of taxes...................      (323)   (1,784)     (429)
                                                              --------   -------   -------
COMPREHENSIVE INCOME........................................  $ 88,487   $55,292   $92,331
                                                              ========   =======   =======

                 See Notes to Consolidated Financial Statements

                          THE COLONIAL BANCGROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                                 OTHER           TOTAL
                                    ----------------------    PAID IN     RETAINED     UNEARNED     COMPREHENSIVE   SHAREHOLDERS'
                                      SHARES       AMOUNT     CAPITAL     EARNINGS   COMPENSATION      INCOME          EQUITY
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996........   98,622,116   $246,555    $ 73,382    $165,056     $(1,603)       $    327        $483,717
---------------------------------------------------------------------------------------------------------------------------------
Issuance of shares for immaterial
 poolings:
 Tomoka Bancorporation............    1,323,984      3,310         (27)      3,043                         (23)          6,303
 Great Southern Bancorp...........    1,855,622      4,639       2,968       2,514                         (25)         10,096
 First Independence Bank of
   Florida........................    1,007,864      2,520       4,374      (1,430)                        (25)          5,439
Shares issued under:
 Directors Plan...................       62,164        155         348                                                     503
 Stock Option Plans...............    1,339,778      3,349       2,054                                                   5,403
 Dividend Reinvestment Plan.......       84,398        211         737                                                     948
 Stock Bonus Plan.................       46,024        115         385                     (78)                            422
 Employee Stock Purchase Plan.....       32,784         82         344                                                     426
Issuance of common stock by pooled
 banks prior to merger............      902,296      2,256       6,514      (4,905)        (69)                          3,796
Purchase of treasury stock for
 issuance in business
 combination......................   (1,342,330)    (3,356)    (12,531)                                                (15,887)
Issuance of shares for business
 combinations.....................    2,032,518      5,081      17,177                                                  22,258
Net income........................                                          90,362                                      90,362
Cash dividends ($.30 per share)...                                         (24,957)                                    (24,957)
Cash dividends by pooled banks
 prior to merger..................                                          (3,170)                                     (3,170)
Treasury stock activity by pooled
 banks prior to merger............      (40,913)      (102)        (24)                                                   (126)
Conversion of 7 1/2% convertible
 debt.............................      326,328        816       1,469                                                   2,285
Conversion of 7% convertible
 debt.............................       30,342         76         154                                                     230
Change in unrealized gain on
 securities
 available for sale, net of
   taxes..........................                                                                       1,969           1,969
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997........  106,282,975    265,707      97,324     226,513      (1,750)          2,223         590,017
---------------------------------------------------------------------------------------------------------------------------------
Issuance of shares for immaterial
 poolings:
 CNB Holding Company..............    1,767,562      4,419      (4,125)      7,965                          19           8,278
Shares issued under:
 Directors Plan...................       79,092        198         621                                                     819
 Stock Option Plans...............    1,513,701      3,784         794                                                   4,578
 Stock Bonus Plan.................       94,080        235       1,506                    (598)                          1,143
 Employee Stock Purchase Plan.....       47,221        118         571                                                     689
Issuance of common stock by pooled
 banks prior to merger............       88,714        222       5,341      (4,000)                                      1,563
Purchase of treasury stock for
 issuance in business
 combination......................   (1,275,000)    (3,188)    (13,912)                                                (17,100)
Issuance of shares for business
 combinations.....................    2,183,013      5,458      24,185                                                  29,643
Net income........................                                          55,196                                      55,196
Cash dividends ($.34 per share)...                                         (35,869)                                    (35,869)
Cash dividends by pooled banks
 prior to merger..................                                            (508)                                       (508)
Conversion of 7 1/2% convertible
 debt.............................      181,007        453         809                                                   1,262
Change in unrealized gain on
 securities available for sale,
 net of taxes.....................                                                                          96              96
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998........  110,962,365    277,406     113,114     249,297      (2,348)          2,338         639,807
---------------------------------------------------------------------------------------------------------------------------------
Shares issued under:
 Directors Plan...................       60,435        151         860                                                   1,011
 Stock Option Plans...............      774,878      1,937       2,146                                                   4,083
 Stock Bonus Plan.................         (380)        (1)         20                     726                             745
 Employee Stock Purchase Plan.....       57,519        144         551                                                     695
 401k Plan........................      118,359        296       1,137                                                   1,433
 Dividend Reinvestment Plan.......       62,923        158         582                                                     740
Net income........................                                         119,597                                     119,597
Cash dividends ($.38 per share)...                                         (42,316)                                    (42,316)
Conversion of 7 1/2% convertible
 debt.............................       70,564        176         318                                                     494
Change in unrealized gain (loss)
 on securities available for sale,
 net of taxes.....................                                                                     (31,110)        (31,110)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999........  112,106,663   $280,267    $118,728    $326,578     $(1,622)       $(28,772)       $695,179
---------------------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                          THE COLONIAL BANCGROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              -----------   -----------   ---------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $   119,597   $    55,196   $  90,362
  Adjustments to reconcile net income:
    Depreciation, amortization and accretion................       32,349        28,721      22,840
    Amortization and impairment of mortgage servicing
      rights................................................       34,478        62,909      17,123
    Provision for loan loss.................................       28,707        26,345      16,321
    Deferred taxes..........................................        1,794       (17,459)        612
    Gain on sale of securities, net.........................         (497)       (1,449)       (669)
    (Gain) loss on sale and disposal of other assets........       (1,107)       10,627      (1,548)
    Additions to mortgage servicing rights, net.............      (89,413)     (104,338)    (52,315)
    Net decrease (increase) in mortgage loans held for
      sale..................................................      658,892      (453,502)    (70,679)
    Increase in interest receivable.........................      (19,599)      (22,216)    (12,814)
    Increase in prepaids and other receivables..............       (6,234)      (12,604)       (303)
    Decrease in accrued expenses & accounts payable.........       (8,145)          (13)       (203)
    (Decrease) increase in accrued income taxes.............       (4,550)        5,009       1,145
    Increase in interest payable............................       11,192         7,558      10,060
    Other, net..............................................      (10,899)        5,274     (11,727)
                                                              -----------   -----------   ---------
        Total adjustments...................................      626,968      (465,138)    (82,157)
                                                              -----------   -----------   ---------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES........................................      746,565      (409,942)      8,205
                                                              -----------   -----------   ---------
Cash flows from investing activities:
  Proceeds from maturities of securities available for
    sale....................................................      332,641       243,325     171,207
  Proceeds from sales of securities available for sale......      201,051       716,574      55,729
  Purchase of securities available for sale.................     (657,166)   (1,667,591)   (178,824)
  Proceeds from maturities of investment securities.........      109,795       207,136     230,947
  Purchase of investment securities.........................         (750)      (65,045)   (171,892)
  Net increase in loans.....................................   (1,153,848)     (974,465)   (651,318)
  Purchase of bank owned life insurance.....................           --            --     (30,000)
  Cash received in bank acquisitions........................           --        80,682      28,242
  Capital expenditures......................................      (40,522)      (46,865)    (46,281)
  Proceeds from sale of other real estate owned.............       16,878        16,204       3,619
  Other, net................................................        7,277           516       3,478
                                                              -----------   -----------   ---------
        NET CASH USED IN INVESTING ACTIVITIES...............   (1,184,644)   (1,489,529)   (585,093)
                                                              -----------   -----------   ---------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits........      521,826       799,522     525,507
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and other short-term borrowings...     (367,220)      646,386      72,366
  Proceeds from issuance of long-term debt..................      404,976       560,232      70,029
  Repayment of long-term debt...............................     (211,675)       (2,307)    (16,996)
  Purchase of treasury stock for issuance in a business
    combination.............................................           --       (17,100)    (16,013)
  Proceeds from issuance of common stock....................        6,437         6,830      10,573
  Dividends paid............................................      (42,316)      (36,377)    (28,127)
                                                              -----------   -----------   ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........      312,028     1,957,186     617,339
                                                              -----------   -----------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (126,051)       57,715      40,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      494,966       437,251     396,800
                                                              -----------   -----------   ---------
        CASH AND CASH EQUIVALENTS AT DECEMBER 31............  $   368,915   $   494,966   $ 437,251
                                                              ===========   ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   386,798   $   342,883   $ 274,711
    Income taxes............................................       74,813        37,881      49,657
  Non-cash investing activities:
    Transfer of loans to other real estate..................  $    17,249   $    10,865   $  15,657
    Origination of loans for the sale of other real
      estate................................................           --           399         643
  Non-cash financing activities:
    Conversion of subordinated debentures to common stock...  $       494   $     1,262   $   2,515
    Assets acquired in business combinations................           --       277,810     488,839
    Liabilities assumed in business combinations............           --       247,464     526,741
    Reissuance of treasury stock for business
      combinations..........................................                     16,745      16,343

                 See Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The Colonial BancGroup, Inc. ("BancGroup") and its subsidiaries operate predominantly in the domestic commercial and mortgage banking industries. The accounting and reporting policies of BancGroup and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies.

     BASIS OF PRESENTATION. The consolidated financial statements and notes to consolidated financial statements include the accounts of BancGroup and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS. BancGroup considers cash and highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest-bearing deposits in banks and Federal funds sold.

     INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE. Securities are classified as either held to maturity, available for sale or trading.

     Held to maturity or investment securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

     Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

     Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

     Realized and unrealized gains and losses are based on the specific identification method.

     MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. The cost of mortgage loans is adjusted by gains and losses generated from corresponding hedging transactions, principally using forward sales commitments, entered into to protect the inventory value of the loans from increases in interest rates. Hedge positions are also used to protect the pipeline of commitments to originate and purchase loans from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value. The aggregate cost of mortgage loans held for sale at December 31, 1999 and 1998 is less than their aggregate net realizable value. Gains or losses on the sale of Federal National Mortgage Association mortgage-backed securities are recognized on the earlier of the date settled or the date that a forward commitment to deliver a security to a dealer is effectively offset by a commitment to buy a similar security (paired off). These gains or losses are included in other income.

     LOANS. Loans are stated at face value, net of unearned income and allowance for possible loan losses. Interest income on loans is recognized under the "interest" method except for certain installment loans where interest income is recognized under the "Rule of 78's" (sum-of-the-months digits) method, which does not produce results significantly different from the "interest" method. Nonrefundable fees and costs associated with originating or acquiring loans are recognized under the interest method as a yield adjustment over the life of the corresponding loan.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans that consist of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

     INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 1999, 1998 and 1997.

     PREMISES AND EQUIPMENT. Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed generally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives range from five to forty years for bank buildings and leasehold improvements and three to ten years for furniture and equipment.

     Expenditures for maintenance and repairs are charged against earnings as incurred. Costs of major additions and improvements are capitalized. Upon disposition or retirement of property, the asset account is relieved of the cost of the item and the allowance for depreciation is charged with accumulated depreciation. Any resulting gain or loss is reflected in current income.

     OTHER REAL ESTATE OWNED. Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of the loan balance prior to foreclosure, plus certain costs incurred for improvements to the property ("cost") or market value less estimated costs to sell the property. Any write-down from the cost to market value required at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income or expense.

     INTANGIBLE ASSETS. Intangible assets acquired in acquisitions of banks are stated at cost, net of accumulated amortization. Amortization is provided over a period up to twenty-five years for the excess of cost over tangible and identified intangible assets acquired using the straight-line method or an accelerated method, as applicable, and ten years for deposit core base intangibles using an accelerated method. The recoverability of intangible assets is reviewed periodically based on the current earnings of acquired entities. If warranted, analyses, including undiscounted income projections, are made to determine if adjustments to carrying value or amortization periods are necessary.

     MORTGAGE SERVICING RIGHTS, AMORTIZATION AND IMPAIRMENT. BancGroup recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination activities. The total cost of mortgage loans held for sale is allocated to mortgage loans held for sale and mortgage servicing rights, based on their relative fair values at date of sale. Amortization of mortgage servicing rights ("MSR") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSR. Projected net servicing income is based on the estimated remaining life of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. The carrying value of MSR is evaluated for impairment, which is recognized in the statement of income during the period in which impairment occurs as an adjustment to a valuation allowance. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate and determines the fair value of MSR based on market prices for similar MSR and estimates of future net servicing income, considering market consensus loan prepayment predictions, interest rates, service costs and other economic factors.

     HEDGING OF MSR. BancGroup acquires derivative contacts that are expected to change in value inversely to the movement of interest rates ("Servicing Hedges"). These derivatives include Treasury options, futures, CMT floors, CMS floors, PO strips and interest rate swaps. The Servicing Hedges are designed to protect the value of the hedged MSR from the effects of increased prepayment activity that generally results from declining interest rates. The value of the hedging instruments and options is derived from underlying instruments; however, the notional or contractual amount is not recognized in the balance sheet. The carrying value of the MSR is adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting. For the years ended December 31, 1999 and 1998, the unrealized loss on the Servicing Hedges was $53,672,000 and $4,339,000, respectively, and was included in the carrying value of MSR. To qualify for hedge accounting, changes in net value of the Servicing Hedges are expected to be highly correlated with changes in the value of the hedged MSR throughout the hedge period, and the Servicing Hedges are designated to a specific portion of the MSR asset, 58% at December 31, 1999 and 52% at December 31, 1998. The Company measures initial and ongoing correlation by statistical analysis and dollar value offset comparison of the relative movements of the Servicing Hedges and related MSR. If correlation were to cease on the derivatives hedging MSR, they would then be accounted for as trading instruments. If a derivative contract hedging MSR is terminated, the gain or loss is treated as an adjustment to the carrying value of the hedged MSR and amortized over its remaining life.

     The servicing portfolio is geographically disbursed throughout the United States with a concentration in the southern states.

     Mortgage servicing fees are deducted from the monthly payments on mortgage loans and are recorded as income when earned. Fees from investors for servicing their portfolios of residential loans generally range from 1/4 of 1% to 1/2 of 1% per year on the outstanding principal balance.

     LONG LIVED ASSETS. BancGroup reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amounts of the asset, an impairment loss is recognized. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     INCOME TAXES. BancGroup uses the asset and liability method of accounting for income taxes (See Note 20). Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

     STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

     ADVERTISING COSTS.  Advertising costs are expensed as incurred.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentations.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financials Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

     Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of SFAS No. 133. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact that SFAS No. 133 and SFAS No. 137 will have on BancGroup's financial statements.

     On October 12, 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise." This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company is not currently involved in these activities and therefore the adoption of SFAS No. 134 has had no impact on BancGroup's financial statements.

2. BUSINESS COMBINATIONS

     During the years ended December 31, 1998 and 1997, BancGroup completed the following business combinations with other financial institutions. These business combinations have been reflected in the financial statements. The balances reflected are as of the date of consummation.

(IN THOUSANDS)                  ACCOUNTING     DATE       BANCGROUP    CASH      TOTAL      TOTAL      TOTAL
FINANCIAL INSTITUTIONS          TREATMENT   CONSUMMATED    SHARES     PAID(2)    ASSETS     LOANS     DEPOSITS
----------------------          ----------  -----------   ---------   -------   --------   --------   --------
1997
Jefferson Bancorp, Inc.
  (FL).......................   Pooling      01/03/97     7,709,904             $472,732   $322,857   $405,836
Tomoka Bancorp, Inc. (FL)....   Pooling(1)   01/03/97     1,323,984               76,700     51,600     68,200
First Family Financial Corp.
  (FL).......................   Purchase     01/09/97       661,128   $ 6,492    167,300    117,500    156,700
D/W Bankshares, Inc. (GA)....   Pooling      01/31/97     2,033,096              138,686     71,317    124,429
Shamrock Holdings, Inc.
  (AL).......................   Purchase     03/05/97           --     11,813     54,500     19,300     46,400
Fort Brooke Bancorporation
  (FL).......................   Pooling      04/22/97     3,199,946              208,800    141,500    185,800
Great Southern Bancorp
  (FL).......................   Pooling(1)   07/01/97     1,855,622              121,009     98,100    106,673
First Commerce Banks of
  Florida, Inc. (FL).........   Purchase(3)  07/01/97     1,371,390               97,093     64,472     88,302
Dadeland BancShares, Inc.
  (FL).......................   Purchase     09/15/97           --     38,000    169,946    103,199    145,491
First Independence Bank of
  Florida (FL)...............   Pooling(1)   10/01/97     1,007,864               65,048     50,699     58,283
--------------------------------------------------------------------------------------------------------------
1998*
United American Holding Corp.
  (FL).......................   Pooling      02/02/98     4,226,412             $275,263   $197,623   $236,773
ASB Bancshares, Inc. (AL)....   Purchase     02/05/98       934,514              158,656    110,093    135,940
First Central Bank (FL)......   Pooling      02/11/98     1,377,368               62,897     40,451     52,048
South Florida Banking Corp.
  (FL).......................   Pooling      02/12/98     3,864,458              255,769    172,992    226,999
Commercial Bank of Nevada
  (NV).......................   Pooling      06/15/98     1,684,314              129,577     86,251    117,749
CNB Holding Corporation
  (FL).......................   Pooling(1)   08/12/98     1,767,562               89,893     58,456     81,445
FirstBank (TX)...............   Pooling      08/31/98     2,782,038              187,445     59,664    163,254
First Macon Bank & Trust
  (GA).......................   Pooling      10/01/98     4,643,025              199,525    135,651    174,774
Prime Bank of Central Florida
  (FL).......................   Pooling      10/06/98     1,173,019               74,502     42,547     66,955
InterWest Bancorp (NV).......   Pooling      10/15/98     1,748,338              131,590     83,689    114,516
TB&T, Inc. (TX)..............   Purchase(3)  12/01/98     1,248,499              110,986     42,689    101,335

---------------

  * On June 18, 1998, BancGroup purchased certain assets totaling $8,168,000 and assumed certain liabilities primarily deposits, totaling $8,871,000 of the Wade Green branch of Premier Bank in Atlanta, Georgia.
(1) Due to the immaterial impact on BancGroup's financial Statements, prior years have not been restated to include these poolings of interest.
(2) Does not include immaterial amounts paid in lieu of fractional shares.
(3) Shares issued included shares previously re-purchased by the Company as treasury shares.

     The 1997 combinations with Jefferson, D/W Bankshares, and Fort Brooke and the 1998 combinations with United American, South Florida, First Central, Commercial Bank, FirstBank, First Macon, Prime, and InterWest Bancorp were accounted for using the pooling-of-interests method. Accordingly, all financial statement amounts were restated to reflect the financial condition and results of operations as if these combinations had occurred at the beginning of the earliest period presented. For the purchase method business combinations, the operations and income of the combined institutions are included in the income of BancGroup from the date of purchase.

3. SECURITIES

The carrying and market values of investment securities are summarized as follows:

INVESTMENT SECURITIES

                                            1999                                             1998
                        ---------------------------------------------   ----------------------------------------------
                        AMORTIZED   UNREALIZED   UNREALIZED   MARKET    AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                          COST        GAINS        LOSSES      VALUE      COST        GAINS        LOSSES      VALUE
                        ---------   ----------   ----------   -------   ---------   ----------   ----------   --------
                                                                (IN THOUSANDS)
U.S. Treasury
  securities and
  obligations of U.S.
  government
  agencies............   $ 1,581       $ 22        $ (11)     $ 1,592   $ 83,322      $  574       $  (2)     $ 83,894
Mortgage-backed
  securities..........    24,833        145         (176)      24,802     45,037         704         (21)       45,520
Obligations of state
  and political
  subdivisions........    33,620        440         (178)      33,882     41,185       1,548          (4)       42,729
Other.................     1,648         --           (2)       1,646      1,410           1         (12)        1,399
                         -------       ----        -----      -------   --------      ------       -----      --------
          Total.......   $61,682       $607        $(367)     $61,922   $170,954      $2,827       $(239)     $173,542
                         =======       ====        =====      =======   ========      ======       =====      ========

The carrying and market values of securities available for sale are summarized as follows:

SECURITIES AVAILABLE FOR SALE

                                             1999                                                1998
                       -------------------------------------------------   -------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                          COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
U.S. Treasury
  securities and
  obligations of U.S.
  government
  agencies...........  $  168,727     $    7      $ (1,935)   $  166,799   $  151,333     $  871      $   (42)    $  152,162
Mortgage-backed
  securities.........   1,126,274        692       (37,717)    1,089,249    1,028,796      4,755       (2,750)     1,030,801
Obligations of state
  and political
  subdivisions.......      72,040        517          (905)       71,652       56,559      1,768          (11)        58,316
Other................     166,189         21        (3,919)      162,291      173,722      1,256       (2,039)       172,939
                       ----------     ------      --------    ----------   ----------     ------      -------     ----------
         Total.......  $1,533,230     $1,237      $(44,476)   $1,489,991   $1,410,410     $8,650      $(4,842)    $1,414,218
                       ==========     ======      ========    ==========   ==========     ======      =======     ==========

     The majority of the above securities are traded on national exchanges and as such, the market values are based upon quotes from those exchanges. The market values of certain obligations of states and political subdivisions were established with the assistance of an independent pricing service. They were based on available market data reflecting transactions of relatively small size and not necessarily indicative of the prices at which large amounts of particular issues could be readily sold or purchased.

     Included within securities available for sale is $71,372,000 and $79,122,000 in Federal Home Loan Bank stock at December 31, 1999 and 1998, respectively. Securities with a carrying value of approximately $1,159,598,000 and $1,060,554,000 at December 31, 1999 and 1998 respectively, were pledged for various purposes as required or permitted by law.

     Gross gains of $595,000, $2,961,000 and $760,000 and gross losses of $98,000, $1,512,000 and $91,000 were realized on sales of securities for 1999, 1998, and 1997, respectively.

     The amortized cost and market value of debt securities at December 31, 1999, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      INVESTMENT SECURITIES   SECURITIES AVAILABLE FOR SALE
                                                      ---------------------   -----------------------------
                                                      AMORTIZED     MARKET      AMORTIZED        MARKET
                                                         COST       VALUE         COST            VALUE
                                                      ----------   --------   -------------   -------------
                                                                         (IN THOUSANDS)
Due in one year or less.............................   $ 4,670     $ 4,678     $   25,445      $   25,453
Due after one year through five years...............    19,722      19,916        173,671         171,937
Due after five years through ten years..............     7,024       7,117         32,537          32,093
Due after ten years.................................     5,433       5,409         93,915          89,871
                                                       -------     -------     ----------      ----------
          Total.....................................    36,849      37,120        325,568         319,354
                                                       -------     -------     ----------      ----------
Mortgage-backed securities..........................    24,833      24,802      1,126,274       1,089,249
Equity securities...................................        --          --         81,388          81,388
                                                       -------     -------     ----------      ----------
          Total.....................................   $61,682     $61,922     $1,533,230      $1,489,991
                                                       =======     =======     ==========      ==========

4. LOANS

A summary of loans follows:

                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural......................  $1,126,191   $1,102,446
Real estate-commercial......................................   2,538,304    2,006,851
Real estate-construction....................................   1,435,004    1,028,471
Real estate-residential.....................................   2,528,413    2,438,236
Installment and consumer....................................     297,555      344,860
Other.......................................................     302,860      189,934
                                                              ----------   ----------
Subtotal....................................................   8,228,327    7,110,798
Unearned income.............................................        (178)        (503)
                                                              ----------   ----------
          Total.............................................  $8,228,149   $7,110,295
                                                              ==========   ==========

     BancGroup's lending is concentrated throughout Alabama, central Georgia, Florida, Texas and Nevada and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits either geographically or by borrower, which would expose BancGroup to unacceptable amounts of risk. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for possible loan losses. Other than concentrations of credit risk in commercial real estate and residential real estate loans in general, management is not aware of any significant concentrations.

     BancGroup evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, exists beyond the amounts shown in the consolidated statement of condition at December 31, 1999. In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 1999 are summarized as follows:

BALANCE                            BALANCE
1/1/99    ADDITIONS   REDUCTIONS   12/31/99
-------   ---------   ----------   --------
              (IN THOUSANDS)
$24,693    $11,923     $17,377     $19,239

     At December 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized totaled approximately $23,337,000 and $18,640,000, respectively, and these loans had a corresponding valuation allowance of $13,787,000 and $4,813,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $21,176,000 and $20,014,000. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for either 1999 or 1998.

     BancGroup uses several factors in determining if a loan is impaired. Generally, nonaccrual loans as well as loans classified by internal loan review are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships, and include the accumulation of related data. This data includes loan payment status, borrower's financial data, collateral value and borrower's operating factors such as cash flows, operating income or loss, etc.

     BancGroup's international banking department became fully operational in July 1998. The department engages in confirming letters of credit with top-tier banks in Latin America and direct disbursements to those banks from U.S. customers. Loans outstanding at December 31, 1999 and 1998, totaled approximately $84 million and $97 million, respectively. However, due to the immaterial balance of these loans in relation to total loans, these amounts will not be disclosed separately.

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance, January 1..........................................  $ 83,562   $ 72,107   $ 61,732
Addition due to acquisitions................................        --      1,840      6,873
Provision charged to income.................................    28,707     26,345     16,321
Loans charged off...........................................   (23,358)   (22,657)   (17,136)
Recoveries..................................................     7,082      5,927      4,317
                                                              --------   --------   --------
Balance, December 31........................................  $ 95,993   $ 83,562   $ 72,107
                                                              ========   ========   ========

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     BancGroup is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to manage interest rate risk. These financial instruments include loan commitments, standby letters of credit, obligations to deliver and sell mortgage loans, options on interest rate futures, interest rate floors and principal only strips. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

     BancGroup's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans is represented by the contractual amount of those instruments. BancGroup uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. BancGroup has no significant concentrations of credit risk with any individual counterparty to originate loans. The total amounts of financial instruments with off-balance sheet risk as of December 31, 1999 and 1998 are as follows:

                                                                  CONTRACT AMOUNT
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Financial instruments whose contract amounts represent
  credit risk:

Loan commitments............................................  $2,280,206   $2,541,231
Standby letters of credit...................................     182,828       99,378
Mortgage sales commitments..................................      15,782      927,750

     Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit and funding loan commitments is essentially the same as that involved in extending loan facilities to customers.

     Obligations to sell loans at specified dates (typically within ninety days of the commitment date) and at specified prices are intended to hedge the interest rate risk associated with the time period between the initial offer to lend and the subsequent sale to a permanent investor. BancGroup's policy generally requires hedging for substantially all of its held for sale inventory and the estimated portion of the committed pipeline that is expected to close. The correlation between the price performance of the inventory being hedged and the sales commitments is high due to the similarity of the asset and the related hedge instrument. BancGroup is exposed to the risk that the portion of loans from the committed pipeline that actually closes is less than or more than the estimated amount of closing in the event of a decline or rise in rates during the commitment period. Changes in the market value of the sales commitments are included in the measurement of the gain or loss on mortgage loans held for sale. The current gain in market value of these commitments was approximately $99,000 at December 31, 1999 and a loss of $2,104,000 at December 31, 1998. In October 1999, the Company sold the wholesale production unit of the mortgage banking division. As a result of this sale, the Company entered into a third party correspondent relationship for the sale of its retail production fixed rate mortgage loans which substantially eliminates the need to hedge the interest rate risk associated with the production and sale of such loans.

     For the financial contracts listed below, BancGroup's exposure to interest rate risk is mitigated by the expected inverse relationship these instruments have with mortgage servicing rights.

     The following summarizes the notional amounts of BancGroup's derivative contracts:

                                                                                INTEREST
                                CALL         PUT                      CMT         RATE        PO
                               OPTIONS     OPTIONS     FUTURES      FLOORS       STRIPS     STRIPS    CMS FLOORS
                              ---------   ---------   ---------   -----------   ---------   -------   ----------
                                                                (IN THOUSANDS)
Balance, January 1, 1998....  $      --   $      --   $      --   $        --   $      --   $    --    $     --
Additions...................    369,000     426,000     648,000            --          --        --          --
Dispositions/Expirations....   (170,500)   (123,000)   (305,000)           --          --        --          --
                              ---------   ---------   ---------   -----------   ---------   -------    --------
Balance, December 31,
  1998......................    198,500     303,000     343,000            --          --        --          --
Additions...................         --          --          --     1,730,000     176,000    75,000     293,000
Dispositions/Expirations....   (198,500)   (303,000)   (343,000)   (1,275,000)   (176,000)   (3,697)         --
                              ---------   ---------   ---------   -----------   ---------   -------    --------
Balance, December 31,
  1999......................  $      --   $      --   $      --   $   455,000   $      --   $71,303    $293,000
                              =========   =========   =========   ===========   =========   =======    ========

     These instruments are used by BancGroup to protect the value of its investment in mortgage servicing rights from the effects of increased prepayment activity that generally results from declining interest rates.

Generally, as interest rates increase, the value of the mortgage servicing rights increases while the value of the hedge instruments declines.

     There can be no assurance that, in periods of increasing interest rates, the increase in value of hedged mortgage servicing rights will offset the loss in value of the Servicing Hedges; or, in periods of declining interest rates, that the Company's Servicing Hedges will generate gains, or if gains are generated, that they will fully off-set impairment of the hedged mortgage servicing rights.

7. MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights and the related valuation reserve is as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage Servicing Rights
Balance, January 1..........................................  $221,798   $143,401
Additions...................................................    90,078     99,999
Sales.......................................................   (65,182)        --
Scheduled amortization......................................   (34,478)   (25,941)
Hedge losses applied, net...................................    53,672      4,339
                                                              --------   --------
Balance, December 31........................................  $265,888   $221,798
                                                              ========   ========
Valuation Reserve
Balance, January 1..........................................  $ 38,329   $  1,361
Additions/(Reductions), net.................................   (10,846)    36,968
                                                              --------   --------
Balance, December 31........................................    27,483     38,329
                                                              --------   --------
Mortgage Servicing Rights, Net..............................  $238,405   $183,469
                                                              ========   ========

     The estimated fair value of MSR closely approximated the amounts reflected in the financial statements. As of December 31, 1999, 1998, and 1997, BancGroup's subsidiary, Colonial Bank services or subservices approximately $15.2 billion, $14.7 billion, and $11.4 billion, respectively of loans for third parties. Included in the loans serviced as of December 31, 1999 and 1998, were loans being serviced under subservicing agreements with total principal balances of $2.3 billion and $316 million, respectively. These loans are serviced under a variety of servicing contracts. In general, these contracts include guidelines and procedures for servicing the loans, remittance and reporting requirements, among other provisions.

     During the year ended December 31, 1999, the Company sold MSR relating to loans with $3.4 billion of principal balance from its loan servicing portfolio. These non-recourse sales agreements provide for the Company to subservice (generally for up to 90 days) the loans for a fee designed to cover the Company's cost of servicing and provide repayment protection to the purchaser for a short period after the sale.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $  40,643   $  38,743
Bank premises...............................................    115,683     113,726
Equipment...................................................    104,357     109,852
Leasehold improvements......................................     22,064      21,708
Construction in progress....................................      4,646      15,112
Automobiles and airplane....................................     18,310         804
                                                              ---------   ---------
          Total.............................................    305,703     299,945
Less accumulated depreciation and amortization..............   (114,757)   (118,328)
                                                              ---------   ---------
Premises and equipment, net.................................  $ 190,946   $ 181,617
                                                              =========   =========

9. SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                 1999         1998        1997
                                                              ----------   ----------   --------
                                                                        (IN THOUSANDS)
FHLB borrowings.............................................  $  490,000   $  769,987   $420,000
Federal funds purchased and securities sold under repurchase
  agreements................................................     452,337      480,008    284,740
Reverse Repurchase Agreements...............................     150,571      184,834     12,695
Current maturities of FHLB advances.........................     100,521       50,840      1,345
Term notes..................................................          --       25,000     10,000
Other short-term borrowings.................................          --          299      2,579
                                                              ----------   ----------   --------
          Total.............................................  $1,193,429   $1,510,968   $731,359
                                                              ==========   ==========   ========

     At December 31, 1999 and 1998, BancGroup had reverse repurchase agreements outstanding in the amount of $151 million and $185 million, respectively. This debt corresponds to securities purchased under resale agreements with other financial institutions (Note 10).

     BancGroup is a member of the FHLB. At December 31, 1999 and 1998, BancGroup had borrowings of $1.2 billion and $1.3 billion outstanding of which $573 million and $528 million, respectively, (Note 10) are included in long-term debt with the remaining portion included in short-term borrowings, leaving credit availability at December 31, 1999 of $306 million based on current collateral. FHLB has a blanket lien on BancGroup's 1-4 family mortgage loans in the amount of the outstanding debt. Colonial Bank has a warehouse line of credit with up to $500 million of availability from FHLB, of which none was outstanding at December 31, 1999. This warehouse line is collateralized by mortgage loans held for sale.

     During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which none was outstanding at December 31, 1999. This facility bears interest at 0.85% above LIBOR and expires in July 2000. BancGroup had an outstanding term note with an unaffiliated financial institution in the amount of $25 million at December 31, 1998. This term note was paid in full upon maturity on June 30, 1999, and bore interest at a rate of 1% above LIBOR.

     At December 31, 1997, BancGroup had a line of credit with an unaffiliated financial institution totaling $35 million of which $10 million was outstanding and is included in short-term borrowings above. The line of credit bore interest at a rate of 1.5% above LIBOR. All of the capital stock of BancGroup's subsidiary, Colonial Bank, was pledged as collateral. This line of credit expired in 1998 and all amounts outstanding were paid in full.

     Additional details regarding short-term borrowings (excluding current maturities of long-term debt) are shown below:

                                                  MAXIMUM                             AVERAGE
                                                OUTSTANDING                AVERAGE    INTEREST
                                                  AT ANY       AVERAGE     INTEREST   RATE AT
                                                 MONTH END     BALANCE       RATE     YEAR END
                                                -----------   ----------   --------   --------
                                                                (IN THOUSANDS)
1999
FHLB borrowings...............................  $1,374,892    $  530,685     5.27%      5.87%
Other short-term borrowings...................     823,534       775,375     5.00       5.30
                                                ----------    ----------     ----       ----
                                                $2,198,426    $1,306,060     5.11%      5.54%
                                                ==========    ==========     ====       ====
1998
FHLB borrowings...............................  $  901,149    $  554,629     5.62%      5.29%
Other short-term borrowings...................     598,813       449,743     5.26       4.96
                                                ----------    ----------     ----       ----
                                                $1,499,962    $1,004,372     5.46%      5.15%
                                                ==========    ==========     ====       ====
1997
FHLB borrowings...............................  $  652,000    $  539,587     5.74%      5.92%
Other short-term borrowings...................     311,360       188,203     5.14       5.49
                                                ----------    ----------     ----       ----
                                                $  963,360    $  727,790     5.61%      5.74%
                                                ==========    ==========     ====       ====

10. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
7 1/2% Convertible Subordinated Debentures..................  $  3,178   $  3,672
7% Convertible Subordinated Debentures......................     1,145      1,145
Variable Rate Subordinated Debentures.......................     7,725      7,725
Subordinated Notes..........................................   100,000         --
Trust Preferred Securities..................................    70,000     70,000
FHLB Advances...............................................   572,549    528,163
Reverse Repurchase Agreements...............................   132,325    132,356
REMIC Bonds.................................................     2,649      3,386
                                                              --------   --------
          Total.............................................  $889,571   $746,447
                                                              ========   ========

     The 7 1/2% Convertible Subordinated Debentures due March 31, 2011 ("1986 Debentures") issued in 1986 are convertible at any time into shares of BancGroup Common Stock, at the conversion price of $7.00 principal amount of 1986 Debentures, subject to adjustment upon the occurrence of certain events, for each share of stock received. The 1986 Debentures are redeemable at the option of BancGroup at the face amount plus accrued interest. In the event all of the remaining 1986 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1986 Indenture, approximately 454,000 shares of such Common Stock would be issued.

     The 7% Convertible Subordinated Debentures due December 31, 2004 ("1994 Debentures"), were issued by D/W Bankshares prior to being merged into BancGroup. The 1994 Debentures are convertible into BancGroup Common Stock, at the conversion price of $7.58 principal amount of the 1994 Debentures, subject to adjustment upon occurrence of certain events, for each share of stock received. In the event all of the remaining 1994 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1994 Indenture, approximately 151,000 shares of such Common Stock would be issued.

     In connection with the ASB Bancshares, Inc. acquisition, on February 5, 1998, BancGroup issued $7,725,000 of variable rate subordinated debentures due February 5, 2008 ("1998 Debentures"). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum).

     On March 15, 1999, BancGroup issued $100 million of subordinated notes, due March 15, 2009. The notes bears interest at 8.00% and are not subject to redemption prior to maturity.

     On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of Trust Preferred Securities. The securities bear interest at 8.92% and are subject to redemption by BancGroup, in whole or in part at any time after January 29, 2007 until maturity in January 2017. Circumstances are remote that redemption will occur prior to maturity.

     The subordinated debentures, notes and Trust Preferred Securities described above are subordinate to substantially all remaining liabilities of BancGroup.

     BancGroup had long-term FHLB Advances (Note 9) outstanding of $572,549,000 and $528,163,000 at December 31, 1999 and 1998, respectively. These advances bear interest rates of 5.41% to 6.83% and mature from 2001 to 2013.

     BancGroup has received funds under reverse repurchase agreements with Morgan Stanley, Salomon Brothers and First Boston. At December 31, 1999, BancGroup had long-term reverse repurchase agreements outstanding of $132 million. These agreements, which are collateralized by mortgage-backed securities, bear interest rates of 5.66% to 6.03% and mature from 2001 to 2003.

     BancGroup, with the acquisition of First AmFed in 1993, also assumed the real estate mortgage investment conduit (REMIC) bonds through a conduit, Service Financial Corporation, a subsidiary of Colonial Bank. These bonds were Series A (four classes) with an original principal amount of $28,123,000 and a coupon interest rate of 7.875%. As of December 31, 1999, only the Class A-4 bonds due September 1, 2017 remain outstanding with an outstanding balance of $2,649,000 and are collateralized by FNMA mortgage-backed securities with a carrying value of $2,599,000. The collections on these securities are used to pay interest and principal on the bonds.

     At December 31, 1999, long-term debt, including the current portion, is scheduled to mature as follows:

                                                                            CONSOLIDATED
                                                              PARENT ONLY    BANCGROUP
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
2000........................................................                  $100,521
2001........................................................                   230,099
2002........................................................                    14,363
2003........................................................                   163,166
2004........................................................    $ 1,145        151,357
Thereafter..................................................     80,903        330,586
                                                                -------       --------
          Total.............................................    $82,048       $990,092
                                                                =======       ========

11. CAPITAL STOCK

     On July 15, 1998, BancGroup's Board of Directors declared a two-for-one stock split which was effected in the form of a 100 percent stock dividend distributed on August 14, 1998. The stated par value was not changed from $2.50 per share. Accordingly, all prior period information has been restated to reflect the reclassification from additional paid in capital to common stock. Additionally, all share and per share amounts in earnings per share calculations have been restated to retroactively reflect the stock split.

     The Board of Directors is authorized to issue shares of the preference stock in one or more series, and in connection with such issuance, to establish the relative rights, preferences, and limitations of each such series. Stockholders of BancGroup may not act by written consent or call special meetings.

12. REGULATORY MATTERS AND RESTRICTIONS

     During 1997, BancGroup became a member of the Federal Reserve and merged its subsidiary banks into one bank, Colonial Bank.

     Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $79 million of retained earnings plus certain 2000 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2000 without prior approval from the respective regulatory authorities.

     Colonial Bank is required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 1999, these deposits were not material to BancGroup's funding requirements.

     BancGroup and Colonial Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on BancGroup's financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BancGroup and Colonial Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BancGroup's and Colonial Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BancGroup and Colonial Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BancGroup's category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

                                                                                       TO BE WELL
                                                                  FOR                 CAPITALIZED
                                                                CAPITAL               UNDER PROMPT
                                                                ADEQUACY               CORRECTIVE
                                                 ACTUAL         PURPOSES           ACTION PROVISIONS
                                            -----------------   --------           ------------------
                                             AMOUNT    RATIO*    AMOUNT    RATIO    AMOUNT     RATIO
                                            --------   ------   --------   -----   ---------   ------
                                                                 (IN THOUSANDS)
AS OF DECEMBER 31, 1999
  Total Capital (to risk weighted assets)
     Consolidated.........................  $907,535    11.31%  $641,801   >=8.0%  $802,252    >=10.0%
     Colonial Bank........................   891,302    11.12    641,467   >=8.0    801,834    >=10.0
  Tier I Capital (to risk weighted assets)
     Consolidated.........................   699,094     8.71    320,901   >=4.0    481,351    >=6.0
     Colonial Bank........................   695,309     8.67    320,733   >=4.0    481,100    >=6.0
  Tier I Capital (to average assets)
     Consolidated.........................   699,094     6.58    425,127   >=4.0    531,408    >=5.0
     Colonial Bank........................   695,309     6.54    424,961   >=4.0    531,201    >=5.0
As of December 31, 1998
  Total Capital (to risk weighted assets)
     Consolidated.........................  $703,549     9.85%  $571,279   >=8.0%  $714,099    >=10.0%
     Colonial Bank........................   727,764    10.20    570,911   >=8.0    713,638    >=10.0
  Tier I Capital (to risk weighted assets)
     Consolidated.........................   607,110     8.50    285,639   >=4.0    428,459    >=6.0
     Colonial Bank........................   643,867     9.02    285,455   >=4.0    428,183    >=6.0
  Tier I Capital (to average assets)
     Consolidated.........................   607,110     6.08    399,717   >=4.0    499,646    >=5.0
     Colonial Bank........................   643,867     6.44    399,670   >=4.0    499,625    >=5.0

---------------

* These ratios are subject to regulatory review

13. LEASES

     BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 1999 were as follows:

                                                              (IN THOUSANDS)
2000........................................................     $ 17,455
2001........................................................       13,618
2002........................................................       10,757
2003........................................................        9,068
2004........................................................        8,154
Thereafter..................................................       47,186
                                                                 --------
          Total.............................................     $106,238
                                                                 ========

     Rent expense for all leases amounted to $17,108,000 in 1999, $18,635,000 in 1998 and $12,649,000 in 1997, respectively.

14. EMPLOYEE BENEFIT PLANS

     BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. BancGroup's policy is to contribute annually an amount that can be deducted for federal income tax purposes using the frozen entry age actuarial method. Actuarial computations for financial reporting purposes are based on the projected unit credit method.

     Employee pension benefit plan status at December 31:

                                                               1999      1998
               CHANGE IN BENEFIT OBLIGATION:                  -------   -------
Benefit obligation at January 1.............................  $21,541   $17,348
Service cost................................................    2,951     2,095
Interest cost...............................................    1,712     1,370
Actuarial gain (loss).......................................     (342)    1,287
Benefits paid...............................................   (1,093)     (559)
                                                              -------   -------
Benefit obligation at December 31...........................   24,769    21,541
                                                              -------   -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1......................   20,655    18,486
Actual return on plan assets................................    3,365     1,150
Employer contributions......................................       --     1,578
Benefits paid...............................................   (1,093)     (559)
                                                              -------   -------
Fair value of plan assets at December 31....................   22,927    20,655
                                                              -------   -------
Funded status at December 31................................   (1,842)     (886)
Unrecognized net actuarial gain.............................   (2,603)   (1,774)
Unrecognized prior service cost.............................       19        19
                                                              -------   -------
Accrued benefit cost at December 31.........................  $(4,426)  $(2,641)
                                                              =======   =======

                                                               1999       1998       1997
      WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:         -------    -------    -------
Discount Rate...............................................     7.25%      6.75%      7.25%
Expected return on plan assets..............................     9.00       9.00       9.00
Rate of compensation increase...............................     4.50       4.00       4.25

                                                                          1999       1998       1997
COMPONENTS OF NET PERIODIC BENEFIT COST FOR THE YEAR ENDED DECEMBER 31:  -------    -------    -------
Service cost.....................................................        $ 2,951    $ 2,095    $ 1,407
Interest cost....................................................          1,712      1,370      1,199
Expected return on plan assets...................................         (1,957)    (1,691)    (1,246)
Actuarial gain...................................................             (1)      (163)
                                                                         -------    -------    -------
Net annual benefit cost..........................................        $ 2,705    $ 1,611    $ 1,360
                                                                         =======    =======    =======

     At both December 31, 1999 and 1998, the pension plan assets included investments of 164,520 shares of BancGroup Common Stock representing 7% and 10% of pension plan assets, respectively. At December 31, 1999, BancGroup Common Stock included in pension plan assets had a cost and market value of approximately $616,429 and $1,562,940, respectively. Pension plan assets are distributed with approximately 5% in U.S. Government and agency issues, 19% in Corporate bonds, 71% in equity securities (including BancGroup Common Stock) and 5% in money market funds.

     BancGroup also has an incentive savings plan (the "Savings Plan") for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. An employee's interest in BancGroup's contributions becomes 100% vested after five years of participation in the Savings Plan. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of Common Stock of BancGroup. Charges to operations for this plan and similar plans of combined banks amounted to approximately $2,200,000, $1,794,000 and $1,561,000 for 1999, 1998 and 1997, respectively.

15. STOCK PLANS

     The 1992 Incentive Stock Option Plan ("the 1992 Plan") provides an incentive to certain officers and key management employees of BancGroup and its subsidiaries. Options granted under the 1992 Plan must be at a price not less than the fair market value of the shares at the date of grant. All options expire no more than ten years from the date of grant, or three months after an employee's termination. An aggregate of 4,200,000 shares of Common Stock is reserved for issuance under the 1992 Plan. At December 31, 1999 and 1998, approximately 937,688 and 1,814,500, respectively, remained available for the granting of options under the 1992 Plan.

     The 1992 Nonqualified Stock Option Plan ("the 1992 Nonqualified Plan") provides an incentive to directors, officers and employees of BancGroup and its subsidiaries. Options granted under the 1992 Nonqualified Plan must be at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after an employee's termination. An aggregate of 3,200,000 shares of Common Stock is reserved for issuance under the 1992 Nonqualified Plan. At December 31, 1999 and 1998, approximately 2,560,000 and 2,712,000 shares, respectively remained available for the granting of options under the 1992 Nonqualified Plan.

     Prior to 1992, BancGroup had both a qualified incentive stock option plan ("Plan") under which options were granted at a price not less than fair market value and a nonqualified stock option plan ("Nonqualified Plan") under which options were granted at a price not less than 85% of fair market value. All options under the plans expire ten years from the date of grant, or three months after the employee's termination. Although options previously granted under these plans may be exercised, no further options may be granted.

     Pursuant to the various business combinations, BancGroup assumed qualified stock options and non-qualified stock options according to the respective exchange ratios.

     Certain of the options issued during 1999 and 1998 under the 1992 Nonqualified Plan and the 1992 Plan have vesting requirements. The option recipients are required to remain in the employment of BancGroup (subject to certain exemptions) for periods of between one and five years to fully vest in the options granted. These options become exercisable on a pro-rata basis over a period of one to five years.

     Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 1999, 1998 and 1997.

                                                  QUALIFIED PLANS(1)           NONQUALIFIED PLANS(1)
                                             ----------------------------   ----------------------------
                                                         WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                             ---------   ----------------   ---------   ----------------
Outstanding at December 31, 1996...........  1,312,596       $ 5.966        2,745,917       $ 3.113
Assumed in business combinations
  (at $6.20 -- $13.78 per share)...........    127,652         3.660          505,948         4.800
Granted (at $9.578 -- $13.86 per share)....    226,200        11.477          117,000        10.609
Exercised (at $1.54 -- $8.658 per share)...   (617,362)        3.548         (722,416)        3.093
Cancelled (at $8.578 -- $13.60 per
  share)...................................    (85,788)        9.596           (3,228)        3.690
                                             ---------       -------        ---------       -------
Outstanding at December 31, 1997...........    963,298         8.181        2,643,221         3.773

                                                  QUALIFIED PLANS(1)           NONQUALIFIED PLANS(1)
                                             ----------------------------   ----------------------------
                                                         WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                             ---------   ----------------   ---------   ----------------
Assumed in business combinations
  (at $2.378 -- $5.9758 per share).........    578,339       $ 4.234          226,700       $ 4.419
Granted (at $7.585 -- $18.20315 per
  share)...................................  1,695,000        13.821          132,000        12.366
Exercised (at $1.54 -- $12.125 per
  share)...................................   (567,459)        4.913         (946,242)        3.426
Cancelled (at $8.578 -- $17.1875 per
  share)...................................   (105,280)       13.778          (30,000)        9.995
                                             ---------       -------        ---------       -------
Outstanding at December 31, 1998...........  2,563,898        11.513        2,025,679         4.475
Granted (at $10.50 -- $14.5625 per
  share)...................................  1,209,500        12.385          200,000        11.016
Exercised (at $1.54 -- $12.125 per
  share)...................................   (458,295)        4.979         (430,418)        4.076
Cancelled (at $2.378 -- $18.2032 per
  share)...................................   (163,811)       12.863          (82,319)        8.184
                                             ---------       -------        ---------       -------
Outstanding at December 31, 1999...........  3,151,292       $12.495        1,712,942       $ 5.283
                                             =========       =======        =========       =======

---------------

(1) This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

     At December 31, 1999, the total shares outstanding and exercisable under these option plans were as follows:

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             -------------------------------------------------   ------------------------------------
                                            WEIGHTED
                                            AVERAGE     WEIGHTED                   NUMBER
                               NUMBER      REMAINING    AVERAGE     AGGREGATE    EXERCISABLE   AVERAGE     AGGREGATE
RANGE OF                     OUTSTANDING      LIFE      EXERCISE     OPTION          AT        EXERCISE     OPTION
EXERCISE PRICES              AT 12/31/99   (IN YEARS)    PRICE        PRICE       12/31/99      PRICE        PRICE
---------------              -----------   ----------   --------   -----------   -----------   --------   -----------
$1.54 -- $1.94.............     562,160       1.40      $ 1.6845   $   921,912      475,004    $ 1.5849   $   752,830
$2.87 -- $4.56.............     637,700       1.62        4.4523     2,720,803      601,648      4.3503     2,617,334
$4.625 -- $7.358...........     262,168       5.46        6.4585     1,693,221      262,168      6.4585     1,693,221
$8.578 -- $10.50...........   1,090,106       8.76       10.0530    10,958,862      264,168      9.1975     2,429,675
$11.0313 -- $12.25.........     977,600       8.98       11.5977    11,337,911      199,420     11.6148     2,316,218
$12.2813 -- $18.1959.......   1,334,500       8.74       15.5797    20,791,167      178,600     16.0709     2,870,257
                              ---------       ----      --------   -----------    ---------    --------   -----------
         Total.............   4,864,234       6.84      $ 9.9551   $48,423,876    1,981,008    $ 6.4005   $12,679,535
                              =========       ====      ========   ===========    =========    ========   ===========

     As permitted by Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 23), BancGroup has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plan. For the Nonqualified Plan, compensation expense is recognized for the difference between exercise price and market price at grant date of the shares as the shares become exercisable. Had compensation cost for BancGroup's Plans been determined based on the fair value at the grant dates for awards under the Plan, BancGroup's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                 AS        PRO
                                                              REPORTED    FORMA
                                                              --------   --------
                                                                     1999
Net income..................................................  $119,597   $117,752
Earnings per share (basic)..................................      1.07       1.05
                                                                     1998
Net income..................................................  $ 55,196   $ 54,426
Earnings per share (basic)..................................      0.50       0.49
                                                                     1997
Net income..................................................  $ 90,362   $ 89,836
Earnings per share (basic)..................................      0.86       0.86

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 3.13%, 2.50% and 3.11%; expected volatility of 32%, 25% and 23%, for 1999,
1998 and 1997; risk-free interest rates of 5.43%, 5.06% and 6.46% for 1999, 1998 and 1997, respectively; and expected lives of ten years. The weighted average fair values of options granted during 1999, 1998 and 1997 were $3.89, $3.66 and $4.81, respectively.

     In 1987, BancGroup adopted the Restricted Stock Plan for Directors ("Directors Plan") whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director's term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director's term. During 1999, 1998 and 1997, respectively, 60,435, 79,092 and 62,164 shares of
Common Stock were issued under the Directors Plan, representing approximately $724,000, $819,000 and $503,000 in directors' fees for 1999, 1998 and 1997, respectively.

     In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and directors by awarding Restricted Stock which shall vest 20% per year commencing on the first anniversary of the award. A total of $745,000, $1,123,000 and $423,000 in compensation expense was charged to operations under this plan for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997 the Company awarded 20,100, 123,960 and 58,204 shares, respectively, under the Stock Bonus and Retention Plan having weighted average market value at grant date of $13.60, $17.19 and $10.41, respectively. An aggregate of 3,000,000 shares has been reserved for issuance under this Plan. There were 338,744 shares outstanding of which 188,580 shares were fully vested at December 31, 1999.

     In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 or not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan from authorized but unissued shares. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan. There were 183,016 shares issued and outstanding under this Plan at December 31, 1999.

16. CONTINGENCIES

     BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 1999 will have a materially adverse effect on BancGroup's financial statements.

17. RELATED PARTIES

     BancGroup and Colonial Bank lease premises, including their principal corporate offices, from companies partly owned by a principal shareholder of BancGroup. Amounts paid under these leases and agreements approximated $2,925,000, $3,717,000 and $3,475,000 in 1999, 1998 and 1997, respectively.

     During 1999, 1998 and 1997, BancGroup and its subsidiaries paid or accrued fees of approximately $1,196,000, $1,198,000 and $1,659,000, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

18. ACQUISITION EXPENSE & RESTRUCTURING CHARGES

     In the first quarter of 1998, BancGroup reorganized executive management of its Florida regions. The reorganization resulted in structuring charge of $2.5 million. During the fourth quarter of 1998, the Company developed a plan to:

     - Close certain unprofitable branches

     - Sell five super-market branches

     - Relocate and upgrade two other branches

     - Move the headquarters of the South Florida Region to downtown Miami and to consolidate the trust department into the South Florida headquarters to better serve its customer base.

     As a result of these actions BancGroup recognized a fourth quarter restructuring charge of $6.3 million, which is net of $902,000 in reversals of unused reserves.

     The following is a summary of restructuring charges and activity for the years ended December 31, 1999 and 1998:

                                                                 LEASE       ACCRUED
                                               REDUCTION OF   TERMINATION   SEVERANCE
                                               ASSET VALUES   LIABILITIES    & OTHER     TOTAL
                                               ------------   -----------   ---------   -------
                                                                (IN THOUSANDS)
January 1, 1998..............................    $    --        $    --      $   --     $    --
Additions (expense)..........................      4,395          3,240       2,052       9,687
Reversal of unused reserves..................         --           (362)       (540)       (902)
                                                 -------        -------      ------     -------
Net expense..................................      4,395          2,878       1,512       8,785
Write-off of assets..........................     (4,395)            --          --      (4,395)
Reductions (payments)........................         --             --        (914)       (914)
                                                 -------        -------      ------     -------
Balance at December 31, 1998.................         --          2,878         598       3,476
                                                 -------        -------      ------     -------
Reductions (payments)........................         --         (1,327)       (598)     (1,925)
                                                 -------        -------      ------     -------
Balance at December 31, 1999.................    $    --        $ 1,551      $   --     $ 1,551
                                                 =======        =======      ======     =======

     Additionally, the Company has recognized acquisition related expenses totaling $1,307,000, $12,750,000 and $6,463,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively. These expenses relate primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write off of equipment) and employee severance.

19. OTHER EXPENSE

The following amounts were included in Other Expense:

                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
FDIC and state assessments..................................  $ 1,629   $ 2,221   $ 1,822
Advertising and public relations............................    7,014     7,835     7,574
Stationery, printing, and supplies..........................    6,245     6,551     5,525
Telephone...................................................    7,793     7,276     5,510
Legal.......................................................    5,001     4,663     2,949
Postage and courier.........................................    7,743     7,185     6,001
Insurance...................................................    1,699     1,644     2,095
Professional services.......................................   12,423    13,739     9,945
Travel......................................................    4,210     4,695     4,035
Other.......................................................   26,297    31,092    19,840
                                                              -------   -------   -------
          Total.............................................  $80,054   $86,901   $65,296
                                                              =======   =======   =======

20. INCOME TAXES

The components of income taxes were as follows:

                                                               1999       1998      1997
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
Currently payable
  Federal...................................................  $66,285   $ 44,880   $46,395
  State.....................................................    2,248      3,985     4,407
Deferred....................................................    1,794    (17,459)      612
                                                              -------   --------   -------
          Total.............................................  $70,327   $ 31,406   $51,414
                                                              =======   ========   =======

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Tax at statutory rate on pre-tax income.....................  $66,473   $30,311   $49,622
Add:
  State income taxes, net of federal tax benefit............    1,641     1,259     3,067
  Amortization of net purchase accounting adjustments.......    1,705     1,681     1,026
  Other.....................................................    3,080       367      (142)
                                                              -------   -------   -------
          Total.............................................   72,899    33,618    53,573
                                                              -------   -------   -------
Deduct:
  Nontaxable interest income................................    1,991     1,622     2,116
  Other.....................................................      581       590        43
                                                              -------   -------   -------
          Total.............................................    2,572     2,212     2,159
                                                              -------   -------   -------
          Total income taxes................................  $70,327   $31,406   $51,414
                                                              =======   =======   =======

     The components of BancGroup's net deferred tax asset as of December 31, 1999 and 1998, were as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for possible loan losses........................  $35,613   $31,670
  Pension accrual in excess of contributions................    2,227       497
  Accumulated amortization and valuation reserve for
     mortgage servicing rights..............................    1,881     7,642
  Other real estate owned write-downs.......................      519       544
  Other liabilities and reserves............................    4,496     7,709
  Accelerated tax depreciation..............................    1,520       655
  Unrealized loss on securities available for sale..........   16,045         -
  Other.....................................................      707     5,679
                                                              -------   -------
          Total deferred tax asset..........................  $63,008   $54,396
                                                              =======   =======
Deferred tax liabilities:
  Cumulative accretion/discount on bonds....................  $   618   $ 1,125
  Loan loss reserve recapture...............................    2,772     3,498
  Unrealized gain on securities available for sale..........        -     1,443
  Other.....................................................    2,219     2,266
                                                              -------   -------
          Total deferred tax liability......................    5,609     8,332
                                                              =======   =======
          Net deferred tax asset............................  $57,399   $28,858
                                                              =======   =======

     The net deferred tax asset is included as a component of Accrued interest and other assets in the Consolidated Statement of Condition.

     BancGroup did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

21. EARNINGS PER SHARE

     The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

                                                                                     PER SHARE
                                                  INCOME            SHARES             AMOUNT
                                                -----------       -----------       ------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Basic EPS
  Net Income..................................   $119,597           111,678            $1.07
  Effect of dilutive securities
     Options..................................                          907
     Convertible debentures...................        219               667
                                                 --------          --------            -----
Diluted EPS...................................   $119,816           113,252            $1.06
                                                 ========          ========            =====
1998
Basic EPS
  Net Income..................................   $ 55,196           110,062            $0.50
  Effect of dilutive securities
     Options..................................                        1,640
     Convertible debentures...................        238               729
                                                 --------          --------            -----
Diluted EPS...................................   $ 55,434           112,431            $0.49
                                                 ========          ========            =====
1997
Basic EPS
  Net Income..................................   $ 90,362           105,010            $0.86
  Effect of dilutive securities
  Options.....................................                        2,422
  Convertible debentures......................        295               964
                                                 --------          --------            -----
Diluted EPS...................................   $ 90,657           108,396            $0.84
                                                 ========          ========            =====

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE -- For debt securities and marketable equity securities held either for investment purposes or for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     MORTGAGE LOANS HELD FOR SALE -- For these short-term instruments, the fair value is determined from quoted current market prices.

     DERIVATIVES -- Fair value is defined as the amount that the company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes were used to value the instruments.

     LOANS -- For loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSITS -- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 1999 and 1998. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     SHORT-TERM BORROWINGS -- Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

     LONG-TERM DEBT -- Rates currently available to BancGroup for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT -- The value of the unrecognized financial instruments is estimated based on the related fee income associated with the commitments, which is not material to BancGroup's financial statements at December 31, 1999 and 1998.

     The estimated fair values of BancGroup's financial instruments at December 31, 1999 and 1998 are as follows:

                                                           1999                      1998
                                                 ------------------------   -----------------------
                                                  CARRYING        FAIR       CARRYING       FAIR
                                                   AMOUNT        VALUE        AMOUNT       VALUE
                                                 -----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Financial assets:
  Cash and short-term investments..............  $   368,915   $  368,915   $  494,966   $  494,966
  Securities available for sale................    1,489,991    1,489,991    1,414,218    1,414,218
  Investment securities........................       61,682       61,922      170,954      173,542
  Mortgage loans held for sale.................       33,150       33,150      692,042      692,099
  Loans........................................    8,228,149                 7,110,295
  Less: allowances for loan losses.............      (95,993)                  (83,562)
                                                 -----------   ----------   ----------   ----------
  Loans, net...................................    8,132,156    7,919,286    7,026,733    7,150,559
                                                 -----------   ----------   ----------   ----------
          Total................................  $10,085,894   $9,873,264   $9,798,913   $9,925,384
                                                 ===========   ==========   ==========   ==========
Financial liabilities:
  Deposits.....................................  $ 7,967,978   $7,956,247   $7,446,153   $7,341,289
  Short-term borrowings........................    1,193,429    1,179,520    1,510,968    1,510,131
  Long-term debt...............................      889,571      855,449      746,447      739,840
                                                 -----------   ----------   ----------   ----------
          Total................................  $10,050,978   $9,994,216   $9,703,568   $9,591,260
                                                 ===========   ==========   ==========   ==========
Derivatives:
  CMT Floors...................................  $     3,114   $    3,114
  PO Strips....................................          167          167
  CMS Floors...................................        3,046        3,046
  Options on interest rate futures.............                             $   (4,234)  $   (4,234)
  Interest rate futures........................                                 (2,730)      (2,730)
                                                 -----------   ----------   ----------   ----------
                                                 $     6,327   $    6,327   $   (6,964)  $   (6,964)
                                                 ===========   ==========   ==========   ==========

23. SEGMENT INFORMATION

     Through its wholly owned subsidiary, Colonial Bank, BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking.

     Colonial Bank provides general banking services in 238 branches throughout 6 states.

     Operating results and asset levels of the two segments reflect those which are specifically identifiable or which are based on an internal allocation method. The two segments are designed around BancGroup's organizational and management structure, and while the assignments and allocations have been consistently applied for all periods presented, the results are not necessarily comparable to similar information published by other financial institutions.

     The following table reflects the approximate amounts of consolidated revenue, expense, and assets for the years ended December 31, for each segment:

SEGMENT DATA

                                                   COMMERCIAL    MORTGAGE   CORPORATE/   CONSOLIDATED
                                                     BANKING     BANKING      OTHER*      BANCGROUP
                                                   -----------   --------   ----------   ------------
                                                                 (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Interest Income..................................  $   750,625   $ 25,309    $     --    $   775,934
Interest expense.................................      372,690     18,035       7,265        397,990
Provision for possible loan losses...............       28,707         --          --         28,707
Noninterest income...............................       74,870     68,066        (697)       142,239
Amortization and depreciation....................       27,676     35,604        (408)        62,872
Noninterest expense..............................      206,203     32,409          68        238,680
                                                   -----------   --------    --------    -----------
Pretax income....................................      190,219      7,327      (7,622)       189,924
Income taxes.....................................       71,272      2,735      (3,680)        70,327
                                                   -----------   --------    --------    -----------
Net income (loss)................................  $   118,947   $  4,592    $ (3,942)   $   119,597
                                                   ===========   ========    ========    ===========
Identifiable assets..............................  $10,500,209   $341,416    $ 12,474    $10,854,099
Capital expenditures.............................  $    40,037   $    451    $     34    $    40,522
YEAR ENDED DECEMBER 31, 1998
Interest Income..................................  $   664,664   $ 28,897    $    (19)   $   693,542
Interest expense.................................      327,694     15,997       6,750        350,441
Provision for possible loan losses...............       26,345         --          --         26,345
Noninterest income...............................       60,055     66,306      (1,103)       125,258
Amortization and depreciation....................       25,227     64,025        (283)        88,969
Noninterest expense..............................      231,979     32,013       2,451        266,443
                                                   -----------   --------    --------    -----------
Pretax income....................................      113,474    (16,832)    (10,040)        86,602
Income taxes.....................................       40,760     (6,384)     (2,970)        31,406
                                                   -----------   --------    --------    -----------
Net income (loss)................................  $    72,714   $(10,448)   $ (7,070)   $    55,196
                                                   ===========   ========    ========    ===========
Identifiable assets..............................  $ 9,507,563   $936,562    $ 12,160    $10,456,285
Capital expenditures.............................  $    45,134   $  1,636    $     95    $    46,865
YEAR ENDED DECEMBER 31, 1997
Interest Income..................................  $   571,784   $ 11,836    $     17    $   583,637
Interest expense.................................      274,093      4,637       6,041        284,771
Provision for possible loan losses...............       16,321         --          --         16,321
Noninterest income...............................       50,200     51,319        (574)       100,945
Amortization and depreciation....................       18,768     17,972           9         36,749
Noninterest expense..............................      178,497     22,710       3,758        204,965
                                                   -----------   --------    --------    -----------
Pretax income....................................      134,305     17,836     (10,365)       141,776
Income taxes.....................................       47,605      6,698      (2,889)        51,414
                                                   -----------   --------    --------    -----------
Net income (loss)................................  $    86,700   $ 11,138    $ (7,476)   $    90,362
                                                   ===========   ========    ========    ===========
Identifiable assets..............................  $ 7,655,393   $393,586    $ 12,587    $ 8,061,566
Capital expenditures.............................  $    44,313   $  1,506    $    462    $    46,281

---------------

* Includes eliminations of certain intercompany transactions.

24. CONDENSED FINANCIAL INFORMATION OF THE COLONIAL BANCGROUP, INC. (PARENT COMPANY ONLY)

STATEMENT OF CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS:
Cash*.......................................................  $ 18,317   $  1,704
Investment in subsidiaries*.................................   757,658    742,047
Intangible assets...........................................     4,399      4,831
Other assets................................................     4,466      4,834
                                                              --------   --------
          Total assets......................................  $784,840   $753,416
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Short-term borrowings.......................................  $     --   $ 25,000
Subordinated debt...........................................    82,048     82,542
Other liabilities...........................................     7,613      6,067
Shareholders' equity........................................   695,179    639,807
                                                              --------   --------
          Total liabilities and shareholders' equity........  $784,840   $753,416
                                                              ========   ========

---------------

* Eliminated in consolidation.

STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
INCOME:
Cash dividends from subsidiaries*...........................  $ 78,996   $49,532   $43,827
Interest and dividends on short-term investments*...........       677       480       913
Other income................................................     2,490     2,418     2,505
                                                              --------   -------   -------
          Total income......................................    82,163    52,430    47,245
                                                              --------   -------   -------
EXPENSES:
Interest....................................................     7,942     7,249     6,937
Salaries and employee benefits..............................     1,263     1,492     1,703
Occupancy expense...........................................       414       311       346
Furniture and equipment expense.............................       137       108        95
Amortization of intangible assets...........................       432       432       447
Other expenses..............................................     1,730     4,286     4,904
                                                              --------   -------   -------
          Total expenses....................................    11,918    13,878    14,432
                                                              --------   -------   -------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................    70,245    38,552    32,813
Income tax benefit..........................................     3,278     3,875     2,336
                                                              --------   -------   -------
Income before equity in undistributed net income of
  subsidiaries..............................................    73,523    42,427    35,149
Equity in undistributed net income of subsidiaries*.........    46,074    12,769    55,213
                                                              --------   -------   -------
          Net income........................................  $119,597   $55,196   $90,362
                                                              ========   =======   =======

---------------

* Eliminated in consolidation.

STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES........................  $ 77,526   $ 46,927   $ 37,797
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................       (34)       (95)      (462)
Proceeds from maturities of securities......................        --         --        506
Proceeds from sale of premises and equipment................        --      2,389         --
Net investment in subsidiaries*.............................        --    (25,000)   (56,865)
                                                              --------   --------   --------
Net cash (used in) investing activities.....................       (34)   (22,706)   (56,821)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings................   (25,000)    11,860      8,500
Proceeds from issuance of subordinated debt.................        --         --     70,000
Repayments of long-term debt................................        --         --    (15,149)
Proceeds from issuance of common stock......................     6,437      6,830     10,573
Purchase of treasury stock..................................        --    (17,100)   (16,013)
Dividends paid..............................................   (42,316)   (36,377)   (28,127)
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........   (60,879)   (34,787)    29,784
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    16,613    (10,566)    10,760
Cash and cash equivalents at beginning of year..............     1,704     12,270      1,510
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR*...................  $ 18,317   $  1,704   $ 12,270
                                                              ========   ========   ========
Supplemental Disclosure of cash flow information:
Cash paid (received) during the year for:
  Interest..................................................  $  7,690   $  7,350   $  4,037
  Income taxes..............................................    (4,023)    (3,565)    (3,140)

---------------

* Eliminated in consolidation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to BancGroup's directors is contained in BancGroup's proxy statement dated March 17, 2000, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   NAME, AGE AND YEAR BECAME      POSITION AND OFFICES HELD WITH   PRESENT AND PRINCIPAL OCCUPATION
       EXECUTIVE OFFICER            BANCGROUP AND SUBSIDIARIES         FOR THE LAST FIVE YEARS
   -------------------------      ------------------------------   --------------------------------
Robert E. Lowder...............  Chairman of the Board and Chief   Chairman of the Board and Chief
57, 1981                           Executive Officer, BancGroup;     Executive Officer, BancGroup;
                                   Chairman of the Board and         Chairman of the Board and
                                   Chief Executive Officer,          Chief Executive Officer,
                                   Colonial Bank; Director,          Colonial Bank; Chairman of the
                                   Birmingham Region; Director,      Board and President, Colonial
                                   Huntsville Region; Director,      Broadcasting until July 1,
                                   Northwest Region; Director,       1998, Montgomery, AL; Chairman
                                   East Central Region; Director,    of the Board, Colonial
                                   Gulf Coast Region; Director,      Mortgage Company until
                                   Montgomery Region; Director,      December 31, 1999.
                                   Central Florida Region;
                                   Director, South Florida
                                   Region; Director, Bay Area
                                   Region; Director, Southwest
                                   Florida Region; Chairman of
                                   the Board, Atlanta Region;
                                   Director, Nevada Region;
                                   Director, Dallas Region;
                                   Director, Central Georgia
                                   Region; Chairman, Executive
                                   Committee, BancGroup; Chairman
                                   of the Board, Colonial
                                   Investment Services, Inc.;
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer, Colonial BancGroup
                                   Building Corporation
P.L. McLeod, Jr................  President, BancGroup; Chairman    President, BancGroup since
51, 1997                           of the Board, Montgomery Region;  August 1997; President and CEO,
                                   President, Colonial Bank;         Colonial Bank Montgomery
                                   Chairman of the Board,            Region 1984 to August 1997,
                                   Colonial Asset Management,        Montgomery, AL
                                   Inc.; Vice President and
                                   Director, CBG, Inc.; Vice
                                   President and Director, CBG
                                   Investments, Inc.; Director,
                                   Colonial Investment Services,
                                   Inc.; Director, Colonial
                                   BancGroup Building Corporation

   NAME, AGE AND YEAR BECAME      POSITION AND OFFICES HELD WITH   PRESENT AND PRINCIPAL OCCUPATION
       EXECUTIVE OFFICER            BANCGROUP AND SUBSIDIARIES         FOR THE LAST FIVE YEARS
   -------------------------      ------------------------------   --------------------------------
W. Flake Oakley, IV............  Executive Vice President, Chief   Chief Financial Officer,
46, 1989                           Financial Officer, Secretary,     Secretary and Treasurer,
                                   BancGroup; Executive Vice         BancGroup, since June 1991;
                                   President, Chief Financial        Chief Financial Officer since
                                   Officer, Cashier and              October, 1990; Senior Vice
                                   Secretary, Colonial Bank;         President and Controller from
                                   Director and Secretary,           April 1989 to October 1990,
                                   Colonial Asset Management,        Montgomery, AL
                                   Inc.; Director Colonial
                                   Investment Services, Inc.;
                                   Secretary, Treasurer and
                                   Director, Colonial BancGroup
                                   Building Corporation
Young J. Boozer, III...........  Executive Vice President,         Executive Vice President,
50, 1986                           General Auditor, BancGroup;       BancGroup, since 1986
                                   Executive Vice President,         President, Colonial Investment
                                   General Auditor, Colonial         Services, Inc. 1993 to 1997,
                                   Bank; Executive Vice President    Montgomery, AL
                                   and Director, Colonial
                                   BancGroup Building Corp.; Vice
                                   President, Colonial Investment
                                   Services, Inc.
Michelle Condon................  Executive Vice President,         Executive Vice
45, 1995                           Special Projects, BancGroup;      President -- Special Projects,
                                   Executive Vice President,         BancGroup and Colonial Bank
                                   Special Projects, Colonial        since 1999; Retail Banking,
                                   Bank                              BancGroup since 1995; Colonial
                                                                     Bank -- Vice President,
                                                                     Budgeting & Planning, Colonial
                                                                     Bank 1990 to 1995, Montgomery,
                                                                     AL
Sarah H. Moore.................  Executive Vice President and      Senior Vice President, Strategic
35, 1999                           Treasurer, BancGroup;             Planning 1996-1999; Executive
                                   Executive Vice President and      Vice President, BancGroup
                                   Treasurer, Colonial Bank; Vice    since 1999, Audit Manager
                                   President, Colonial BancGroup     1992-1996,
                                   Building Corporation              PricewaterhouseCoopers LLP,
                                                                     Montgomery, AL

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in BancGroup's proxy statement dated March 17, 2000 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in BancGroup's proxy statement dated March 17, 2000, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in BancGroup's proxy statement dated March 17, 2000, under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The following financial statements are included herein at Item 8.

    Consolidated Statements of Condition as of December 31, 1999 and 1998.

    Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

    Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

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

     3. Exhibits

EXHIBITS AND DESCRIPTION
------------------------
Exhibit 3   --   Articles of Incorporation and Bylaws:
3.1         --   Restated Certificate of Incorporation of the Registrant,
                 filed as Exhibit 4.1 to the Registrant's Current Report on
                 Form 8-K, dated February 21, 1995, and incorporated herein by reference.
3.2         --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
3.3         --   Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
Exhibit 4   --   Instruments defining the rights of security holders:
4.1         --   Article 4 of the Restated Certificate of Incorporation of
                 the Registrant filed as Exhibit 4.1 to the Registrant's
                 Current Report on Form 8-K, dated February 21, 1995, and
                 incorporated herein by reference.
4.2         --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
4.3         --   Article II of the Bylaws of the Registrant filed as Exhibit
                 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
4.4         --   Dividend Reinvestment and Common Stock Purchase Plan of the
                 Registrant dated January 15, 1986, and Amendment No. 1
                 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4 (File
                 No. 33-07015), effective July 15, 1986, and incorporated
                 herein by reference.

EXHIBITS AND DESCRIPTION
------------------------
4.5         --   All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed
                 pursuant to clause 4(iii) of Item 601(b) of Regulation S-K;
                 to be furnished upon request of the Commission.
Exhibit 10  --   Material Contracts:
10.1        --   Second Amendment and Restatement of 1982 Incentive Stock
                 Plan of the Registrant, filed as Exhibit 4-1 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
10.2        --   Second Amendment and Restatement to 1982 Nonqualified Stock
                 Option Plan of the Registrant filed as Exhibit 4-2 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
10.3        --   1992 Incentive Stock Option Plan of the Registrant, as
                 amended, filed as Exhibit 10.1 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
10.4        --   1992 Nonqualified Stock Option Plan of the Registrant as
                 amended, filed as Exhibit 10.2 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
10.5        --   SunTrust Revolving Credit Facility Commitment Letter.
10.6        --   The Colonial BancGroup, Inc. First Amended and Restated
                 Restricted Stock Plan for Directors, as amended, included as
                 Exhibit 10(C)(1) to the Registrant's Registration Statement
                 on Form S-4 (File No. 33-52952), and incorporated herein by reference.
10.7        --   The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                 Included as Exhibit 10(C)(2) to the Registrant's
                 Registration Statement as Form S-4 (File No. 33-52952), and
                 incorporated herein by reference.
10.8        --   Indenture dated as of January 29, 1997 between The Colonial
                 BancGroup, Inc. and Wilmington Trust Company, as Debenture
                 Trustee dated as of, included as Exhibit 4(A) to
                 Registrant's Registration Statement on Form S-4 (File No.
                 333-22135), and incorporated herein by reference.
Exhibit 11  --   Statement Regarding Computation of Earnings Per Share are
                 included herein at footnote 21 to the financial statements in Item 8.
Exhibit 12  --   Statement Regarding Computation of Ratio of Earnings to
                 Fixed Charges.
Exhibit 21  --   List of subsidiaries of the Registrant.
Exhibit 23  --   Consents of experts and counsel:
23.1        --   Consent of PricewaterhouseCoopers LLP.
Exhibit 24  --   Power of Attorney.
Exhibit 27  --   Financial Data Schedule.

(b) The Registrant filed no Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 15th day of March, 2000.

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

/s/ W. FLAKE OAKLEY, IV                                Chief Financial Officer and             **
-----------------------------------------------------    Secretary (Principal Financial
W. Flake Oakley, IV                                      Officer and Principal
                                                         Accounting Officer)

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

*                                                      Director                                **
-----------------------------------------------------
William Britton

*                                                      Director                                **
-----------------------------------------------------
Jerry J. Chesser

*                                                      Director                                **
-----------------------------------------------------
Augustus K. Clements, III

*                                                      Director                                **
-----------------------------------------------------
Robert C. Craft

*                                                      Director                                **
-----------------------------------------------------
Patrick F. Dye

*                                                      Director                                **
-----------------------------------------------------
Clinton O. Holdbrooks

*                                                      Director                                **
-----------------------------------------------------
Harold D. King

*                                                      Director                                **
-----------------------------------------------------
John Ed Mathison

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

*                                                      Director                                **
-----------------------------------------------------
Milton E. McGregor

*                                                      Director                                **
-----------------------------------------------------
John C. H. Miller, Jr.

*                                                      Director                                **
-----------------------------------------------------
Joe D. Mussafer

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

/s/ W. FLAKE OAKLEY, IV
--------------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: January 19, 2000

                                 EXHIBIT INDEX

Exhibit 3    --  Articles of Incorporation and Bylaws:
3.1          --  Restated Certificate of Incorporation of the Registrant,
                   filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.
3.2          --  Amendment to Article 4 of Registrant's Restated Certificate
                   of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4
                   (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.
3.3          --  Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference.
Exhibit 4    --  Instruments defining the rights of security holders:
4.1          --  Article 4 of the Restated Certificate of Incorporation of
                   the Registrant filed as Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.
4.2          --  Amendment to Article 4 of Registrant's Restated Certificate
                   of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4
                   (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.
4.3          --  Article II of the Bylaws of the Registrant filed as Exhibit
                   4.2 to the Registrant's Current Report on Form 8-K, dated
                   February 21, 1995, and incorporated herein by reference.
4.4          --  Dividend Reinvestment and Class A Common Stock Purchase Plan
                   of the Registrant dated January 15, 1986, and Amendment
                   No. 1 thereto dated as of June 10, 1986, filed as Exhibit
                   4(C) to the Registrant's Registration Statement on Form
                   S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.
4.5          --  All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation
                   S-K; to be furnished upon request of the Commission.
Exhibit 10   --  Material Contracts:
10.1         --  Second Amendment and Restatement of 1982 Incentive Stock
                   Plan of the Registrant, filed as Exhibit 4-1 to the Registrant's Registration Statement on Form S-8 (File No.
                   33-41036), effective June 4, 1991, and incorporated herein by reference.
10.2         --  Second Amendment and Restatement to 1982 Nonqualified Stock
                   Option Plan of the Registrant filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No.
                   33-41036), effective June 4, 1991, and incorporated herein by reference.
10.3         --  1992 Incentive Stock Option Plan of the Registrant, as
                   amended, filed as Exhibit 10.1 to Registrant's
                   Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.
10.4         --  1992 Nonqualified Stock Option Plan of the Registrant, filed as Exhibit 10.2 to Registrant's Registration Statement on
                   Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.
10.5         --  SunTrust Revolving Credit Facility Commitment Letter.

10.6                 --  The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for
                           Directors, as amended, included as Exhibit 10(C)(1) to the Registrant's Registration
                           Statement as Form S-4 (File No. 33-52952), and        incorporated herein by reference.
10.7                 --  The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, included as Exhibit 10(C)(2)
                           to the Registrant's Registration Statement as Form S-4 (File No. 33-52952), and
                           incorporated herein by reference.
10.8                 --  Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington
                           Trust Company, as Debenture Trustee dated as of, included as Exhibit 4(A) to Registrant's
                           Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.
Exhibit 11           --  Statement Regarding Computation of Earnings Per Share are included in the Annual Report on
                           Form 10-K at footnote 21 to the financial statements in Item 8.
Exhibit 12           --  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
Exhibit 21           --  List of subsidiaries of the Registrant.
Exhibit 23           --  Consents of experts and counsel:
23.1                 --  Consent of PricewaterhouseCoopers LLP.
Exhibit 24           --  Power of Attorney.
Exhibit 27           --  Financial Data Schedule.

     (b) Registrant filed no Current Reports on Form 8-K during the fourth quarter of 1999.

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





                              EXHIBITS TO FORM 10-K










              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                           COMMISSION FILE NO. 0-07945

                          THE COLONIAL BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)