Form 10-Q
period 2000-03-31
COLONIAL BANCGROUP INC
filed 2000-05-05
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED MARCH 31, 2000        COMMISSION FILE NUMBER 1-13508


                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 63-0661573
----------------------------------------    ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                               One Commerce Street
                            Montgomery, Alabama 36104
                    ----------------------------------------
                    (Address of principle executive offices)

                                 (334) 240-5000
                      -----------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                         Outstanding at April 30, 2000
-----------------------------------       -----------------------------------
  Common Stock, $2.50 Par Value                      110,606,048

                          THE COLONIAL BANCGROUP, INC.
                                      INDEX


                                                                                                                          Page
                                                                                                                         Number
           PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Condition - March 31, 2000, December 31, 1999 and March 31, 1999                      1

           Consolidated Statements of Income - Three months ended March 31, 2000 and March 31, 1999                         2

           Consolidated Statements of Comprehensive Income - Three months ended March 31, 2000 and March 31, 1999           3

           Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and March 31, 1999                     4

           Notes to Consolidated Financial Statements - March 31, 2000                                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                            10

           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                21

Item 6.    Exhibits and Reports on Form 8-K                                                                                 21

           SIGNATURES                                                                                                       22

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to business reorganization and the integration of the businesses of BancGroup and acquired institutions are greater than expected; (iv) changes in the interest rate environment which reduce margins (v) changes in mortgage servicing rights prepayment assumptions;
(vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in the securities markets; (ix) specifically relating to Year 2000 readiness disclosure, vendor representations, technological advancements, and economic factors including liquidity availability. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   MARCH 31,           DECEMBER 31,          MARCH 31,
                                                                      2000                 1999                 1999
                                                                 -------------         ------------         ------------
ASSETS:
Cash and due from banks                                          $     330,456         $    338,433         $    425,400
Interest-bearing deposits in banks and federal funds sold               24,517               30,482               85,726
Securities available for sale                                        1,602,881            1,489,991            1,311,503
Investment securities                                                   57,246               61,682              160,925
Mortgage loans held for sale                                            23,291               33,150              696,833
Loans, net of unearned income                                        8,550,412            8,228,149            7,328,566
Less: Allowance for possible loan losses                               (98,095)             (95,993)             (86,162)
                                                                 -------------         ------------         ------------
Loans, net                                                           8,452,317            8,132,156            7,242,404
Premises and equipment, net                                            189,865              190,946              184,193
Excess of cost over tangible and identified intangible
  assets acquired, net                                                  78,287               79,468               83,506
Mortgage servicing rights                                               86,982              238,405              221,520
Other real estate owned                                                  6,391                9,215                9,324
Accrued interest and other assets                                      370,718              250,171              218,065
                                                                 -------------         ------------         ------------
TOTAL ASSETS                                                     $  11,222,951         $ 10,854,099         $ 10,639,399
                                                                 =============         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                         $   8,129,586         $  7,967,978         $  7,555,520
FHLB short-term borrowings                                             350,000              490,000              595,000
Other short-term borrowings                                          1,047,134              703,429              820,568
Subordinated debt                                                      112,016              112,048              112,480
Trust preferred securities                                              70,000               70,000               70,000
FHLB long-term debt                                                    572,364              572,549              572,956
Other long-term debt                                                   134,755              134,974              135,588
Other liabilities                                                      112,131              107,942              117,215
                                                                 -------------         ------------         ------------
Total liabilities                                                   10,527,986           10,158,920            9,979,327
                                                                 -------------         ------------         ------------

SHAREHOLDERS' EQUITY:
Preference Stock $2.50 par value; 1,000,000 shares
  authorized, none issued                                                   --                   --                   --
Common Stock, $2.50 par value; 200,000,000 shares
  authorized 112,844,273, 112,106,663, 111,562,377
  shares issued at March 31, 2000, December 31, 1999,
  March 31, 1999, respectively                                         282,111              280,267              278,906
Treasury shares (1,416,876 and 16,892 shares at
  March 31, 2000 and March 31, 1999 respectively)                      (13,104)                  --                 (227)
Additional paid in capital                                             118,298              118,728              116,365
Retained earnings                                                      344,116              326,578              266,988
Unearned compensation                                                   (3,838)              (1,622)              (2,066)
Accumulated other comprehensive income (loss),
   net of taxes                                                        (32,618)             (28,772)                 106
                                                                 -------------         ------------         ------------
Total shareholders' equity                                             694,965              695,179              660,072
                                                                 -------------         ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  11,222,951         $ 10,854,099         $ 10,639,399
                                                                 =============         ============         ============

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -------------------------
                                                                      2000            1999
                                                                    --------        --------
INTEREST INCOME:
   Interest and fees on loans                                       $180,937        $162,579
   Interest on investments                                            26,685          23,440
   Other interest income                                                 531             558
                                                                    --------        --------
Total interest income                                                208,153         186,577
                                                                    --------        --------

INTEREST EXPENSE:
   Interest on deposits                                               77,786          64,665
   Interest on short-term borrowings                                  18,772          19,097
   Interest on long-term debt                                         15,554          11,898
                                                                    --------        --------
Total interest expense                                               112,112          95,660
                                                                    --------        --------

NET INTEREST INCOME                                                   96,041          90,917

Provision for possible loan losses                                     5,547           6,019
                                                                    --------        --------
Net Interest Income After Provision for Possible Loan Losses          90,494          84,898
                                                                    --------        --------

NONINTEREST INCOME:
   Mortgage servicing and origination fees                            11,131          12,176
   Service charges on deposit accounts                                 9,348           9,445
   Other charges, fees and commissions                                 2,456           2,789
   Securities gains, net of losses                                         8               9
   Other income                                                        5,913          10,637
                                                                    --------        --------
Total noninterest income                                              28,856          35,056
                                                                    --------        --------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                     30,759          29,581
   Occupancy expense of bank premises, net                             7,453           7,293
   Furniture and equipment expenses                                    7,115           6,553
   Other expense                                                      26,872          31,990
                                                                    --------        --------
Total noninterest expense                                             72,199          75,417
                                                                    --------        --------

Income before income taxes                                            47,151          44,537
Applicable income taxes                                               17,210          16,389
                                                                    --------        --------
Net Income                                                          $ 29,941        $ 28,148
                                                                    ========        ========
Earnings per share:
Net Income:
Basic and Diluted                                                   $   0.27        $   0.25

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -------------------------
                                                                      2000             1999
                                                                    --------         --------
NET INCOME:                                                         $ 29,941         $ 28,148
  Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities available for sale
     arising during the period, net of taxes                          (3,841)          (2,227)
  Less: reclassification adjustment for net (gains) losses
     included in net income                                               (5)              (5)
                                                                    --------         --------
Comprehensive income                                                $ 26,095         $ 25,916
                                                                    ========         ========





     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                      2000              1999
                                                                   ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                $  91,950         $ (13,334)
                                                                   ---------         ---------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale           46,530           116,051
  Proceeds from sales of securities available for sale                15,193            33,170
  Purchase of securities available for sale                         (181,234)          (50,372)
  Proceeds from maturities of investment securities                    4,413             9,969
  Net increase in loans                                             (324,200)         (226,774)
  Capital expenditures                                                (5,405)           (8,080)
  Proceeds from sale of other real estate owned                        1,363             3,659
  Other, net                                                               9                75
                                                                   ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                               (443,331)         (122,302)
                                                                   ---------         ---------

Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                 161,608           109,368
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and other short-term borrowings            203,705           (95,142)
  Proceeds from issuance of long-term debt                                --           149,992
  Repayment of long-term debt                                           (404)           (5,620)
  Proceeds from issuance of common stock                               2,834             3,658
  Purchase of treasury stock                                         (17,901)               --
  Dividends paid ($0.11 and $0.095 per share for
    2000 and 1999, respectively)                                     (12,403)          (10,460)
                                                                   ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            337,439           151,796
                                                                   ---------         ---------

Net (decrease) increase in cash and cash equivalents                 (13,942)           16,160

Cash and cash equivalents at beginning of year                       368,915           494,966
                                                                   ---------         ---------
Cash and cash equivalents at March 31                              $ 354,973         $ 511,126
                                                                   =========         =========


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)



Supplemental Disclosure of cash flow information:

Cash paid during the year for:

  Interest                                               $119,989        $99,291
  Income taxes
                                                           14,200          6,068
Non-cash investing activities:
  Transfer of loans to other real estate                 $  2,623        $ 4,870
  Origination of loans for the sale of
    other real estate                                    $  2,326             --
Non-cash financing activities:
  Conversion of subordinated debentures                  $     32        $    54
  Reissuance of treasury stock                           $  4,797             --





     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries ("BancGroup") have not changed their accounting and reporting policies from those stated in the 1999 annual report. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1999 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and 1999 and the results of operations and cash flows for the interim periods ended March 31, 2000 and 1999. All 2000 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - COMMITMENTS AND CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2000, will have a materially adverse effect on BancGroup's financial statements.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

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

On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of FASB statement 133. The effective date for this statement was delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact that SFAS No. 133 and SFAS No. 137 will have on BancGroup's financial statements.

NOTE D: MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights and the related valuation reserve is as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     -----------------------------
                                        2000               1999
                                     -----------------------------
MORTGAGE SERVICING RIGHTS
Balance, January 1                    $ 265,888         $ 221,798
Additions, net                              920            16,306
Sales                                  (162,380)               --
Scheduled amortization                   (8,568)          (10,181)
Hedge losses applied                      1,720            26,338
                                      ---------         ---------
Balance, March 31                        97,580           254,261
                                      ---------         ---------

VALUATION RESERVE
Balance, January 1                       27,483            38,329
Reductions                              (17,185)           (5,588)
Additions                                   300                --
                                      ---------         ---------
Balance, March 31                        10,598            32,741
                                      ---------         ---------
Mortgage Servicing Rights, net        $  86,982         $ 221,520
                                      =========         =========


The estimated fair value of mortgage servicing rights closely approximated the amounts reflected in the financial statements at March 31, 2000. As of March 31, 2000, the mortgage servicing unit services or subservices approximately $13.75 billion of loans for third parties. Included in the loans serviced at March 31, 2000 were loans being serviced under subscribing agreements with total principal balances of $10.2 billion.

On March 31, 2000, BancGroup sold MSR's relating to loans with approximately $9 billion of principal balance from its loan servicing portfolio. The Company will continue to subservice these loans for a contractually specified period of time.

NOTE E: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:


(Dollars in thousands,                                                              Per Share
except per share amounts)                    Income                 Shares            Amount
---------------------------------------------------------------------------------------------
2000
Basic EPS
   Net income                               $   29,941               111,948          $ 0.27
   Effect of dilutive securities
       Options                                                           255
       Convertible debentures                       46                   608
---------------------------------------------------------------------------------------------
Diluted EPS                                 $   29,987               112,811          $ 0.27
---------------------------------------------------------------------------------------------
1999
Basic EPS
   Net income                               $   28,148               111,330          $ 0.25
   Effect of dilutive securities
       Options                                                         1,304
       Convertible debentures                       55                   349
---------------------------------------------------------------------------------------------
Diluted EPS                                 $   28,203               112,983          $ 0.25
---------------------------------------------------------------------------------------------


NOTE F: SEGMENT INFORMATION

Through its wholly owned subsidiary Colonial Bank, BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Colonial Bank operates 237 branches throughout 6 states.

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

The following table reflects the approximate amounts of consolidated revenue, expense and asset levels for the quarters ended March 31, for each segment:

QUARTER ENDED MARCH 31, 2000              COMMERCIAL         MORTGAGE         CORPORATE      CONSOLIDATED
                                            BANKING           BANKING           OTHER*         BANCGROUP
                                          ----------------------------------------------------------------
Net interest income                       $    98,706       $    (996)       $ (1,669)         $    96,041
Provision for possible loan losses              5,547              --              --                5,547
Noninterest income                             17,457          11,659            (260)              28,856
Depreciation and amortization                   7,684           8,687            (101)              16,371
Noninterest expense                            52,609           3,187             133               55,828
                                          ----------------------------------------------------------------
Pretax income (loss)                           50,323          (1,211)         (1,961)              47,151
Income taxes                                   18,386            (460)           (716)              17,210
                                          ----------------------------------------------------------------
Net income (loss)                         $    31,937       $    (751)       $ (1,245)         $    29,941

Total assets                              $10,953,329       $ 256,950        $ 12,672          $11,222,951
                                          ================================================================


QUARTER ENDED MARCH 31, 1999              COMMERCIAL         MORTGAGE        CORPORATE       CONSOLIDATED
                                            BANKING           BANKING          OTHER*          BANCGROUP
                                          ---------------------------------------------------------------
Net interest income                       $   89,481         $   3,534      $   (2,098)        $   90,917
Provision for possible loan losses             6,019                --              --              6,019
Noninterest income                            16,962            18,117             (23)            35,056
Depreciation and amortization                  6,563             5,852            (101)            12,314
Noninterest expense                           49,973            12,920             210             63,103
                                          ---------------------------------------------------------------
Pretax income (loss)                          43,888             2,879          (2,230)            44,537
Income taxes                                  16,062             1,054            (727)            16,389
                                          ---------------------------------------------------------------
Net income (loss)                         $   27,826         $   1,825      $   (1,503)        $   28,148
                                          ===============================================================

* Includes eliminations of certain intercompany transactions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the three months and twelve months ended March 31, 2000, respectively, as follows (in thousands):

                                         December 31, 1999             March 31, 1999
                                         To March 31, 2000           to March 31, 2000
                                        Increase (Decrease)         Increase (Decrease)
                                     -----------------------------------------------------
                                                       %                              %
                                     -----------------------------------------------------
Assets:
Bank                                 $  453,119         4.3%      $ 1,309,915         13.6%
Mortgage Banking                        (84,466)      -24.7%         (726,863)       -73.9%
Other                                       199         1.6%              500          4.1%
                                     -----------------------------------------------------
Total Assets                            368,852         3.4%          583,552          5.5%
Securities                              108,454         7.0%          187,699         12.7%
Mortgage loans held for sale             (9,859)      -29.7%         (673,542)       -96.7%
Loans, net of unearned income           322,263         3.9%        1,221,846         16.7%
Mortgage servicing rights              (151,423)      -63.5%         (134,538)       -60.7%
Deposits                                161,608         2.0%          574,066          7.6%
Long term debt                             (436)       -0.1%           (1,889)        -0.2%


Assets:

BancGroup's assets have increased 5.5% and 3.4% since March 31, 1999 and December 31, 1999, respectively. This growth resulted primarily from internal loan growth throughout BancGroup's banking regions.

Securities:

Investment securities and securities available for sale have increased $188 million (13%) and $108 million (7%) from March 31, 1999 and December 31, 1999, respectively. These increases were due to normal business growth.

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $322 million (4%) and $1.2 billion (17%) from December 31, 1999 and March 31, 1999, respectively. This increase is primarily due to 17% and 16% (annualized) internal loan growth from March 31, 1999 and December 31, 1999, respectively. For the quarter, loan growth was concentrated in the Florida, Alabama, and Georgia markets which represented 53%, 25%, and 14% of the growth, respectively.

Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market. In October 1999, BancGroup sold the wholesale production unit of the mortgage banking division. As a result of decreased activity due to this sale and increasing mortgage rates, mortgage loans held for sale decreased $674 million from March 31, 1999. Mortgage loans held for sale decreased $10 million (30%) from December 31, 1999 due to a decline in retail mortgage production which was a result of higher mortgage rates.

GROSS LOANS BY CATEGORY                        March 31,         Dec. 31,          March 31,
(In thousands)                                   2000              1999              1999
                                            ------------------------------------------------
Commercial, financial, and agricultural     $  1,163,781       $ 1,126,191       $ 1,189,209
Real estate-commercial                         2,661,897         2,538,304         2,201,457
Real estate-construction                       1,560,371         1,435,004         1,038,092
Real estate-residential                        2,566,887         2,528,413         2,383,738
Installment and consumer                         292,481           297,555           317,085
Other                                            305,125           302,860           199,329
                                            ------------------------------------------------
Total Loans                                 $  8,550,542       $ 8,228,327       $ 7,328,910
                                            ================================================



The majority of the $322 million in loan growth for the first quarter of 2000 has been in commercial loans collateralized by real estate and construction loans which increased approximately $124 million and $125 million, respectively from December 31, 1999. The increase of $1.2 billion from March 31, 1999 consisted primarily of commercial real estate loans of $460 million and construction loans of $522 million. Residential real estate loans, increased $39 million and $183 million from December 31, 1999 and March 31, 1999, respectively. Residential real estate loans consist primarily of adjustable rate first mortgage loans. BancGroup generally sells fixed rate loans in the secondary markets. These loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as the Company's markets in Florida.

Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                         Percent of                         Percent of                        Percent of
                          March 31,       Loans to        Dec. 31,           Loans to         March 31,        Loans to
 (In thousands)             2000        Total Loans         1999            Total Loans         1999          Total Loans
                          -----------------------------------------------------------------------------------------------
 Commercial, financial,
 and agricultural         $  26,647          13.6%        $  23,051             13.7%         $  19,777            16.2%
 Real
 estate-commercial           34,146          31.1%           34,729             30.8%            31,427            30.1%
 Real
 estate-construction         16,804          18.3%           16,907             17.4%            14,597            14.2%
 Real
 estate-mortgage             12,835          30.0%           12,642             30.7%            11,919            32.5%
 Installment and
 consumer                     3,840           3.4%            3,992              3.6%             4,500             4.3%

 Other                        3,823           3.6%            4,672              3.8%             3,942             2.7%
                          ==============================================================================================
 TOTAL                    $  98,095         100.0%        $  95,993            100.0%         $  86,162           100.0%
                          ==============================================================================================

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                               March 31,         Dec. 31,         March 31,
(In thousands)                                                   2000             1999              1999
                                                              ---------------------------------------------
Allowance for possible loan losses - January 1                $  95,993         $  83,562        $  83,562
Charge-offs:
  Commercial, financial, and agricultural                         1,982             9,627              703
  Real estate-commercial                                            571             3,226              305
  Real estate-construction                                           37             1,171              199
  Real estate-residential                                           601             2,579              437
  Installment and consumer                                        1,072             5,044            1,266
  Other                                                             272             1,711            1,691
                                                              --------------------------------------------
Total charge-offs                                                 4,535            23,358            4,601
                                                              --------------------------------------------
Recoveries:
  Commercial, financial, and agricultural                           325             2,516              356
  Real estate-commercial                                            129               601               63
  Real estate-construction                                            1                54               20
  Real estate-residential                                            88               849              104
  Installment and consumer                                          422             2,678              573
  Other                                                             125               384               66
                                                              --------------------------------------------
Total recoveries                                                  1,090             7,082            1,182
                                                              --------------------------------------------
Net charge-offs                                                   3,445            16,276            3,419
Addition to allowance charged to operating expense                5,547            28,707            6,019
                                                              ============================================
Allowance for possible loan losses-end of period              $  98,095         $  95,993        $  86,162
                                                              ============================================

Asset quality as measured by nonperforming assets remains strong at 0.50% of net loans and other real estate. Nonperforming assets have decreased $2.4 million from December 31, 1999. The decrease in nonperforming assets primarily resulted from a $2.8 million decrease in other real estate partially offset by a $476,000 increase in nonaccrual loans. The reduction in other real estate is primarily from the sale of one property in Alabama. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve is 1.15% of loans at March 31, 2000 and 1.17% at December 31, 1999 compared to 1.18% at March 31, 1999.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

                                                             March 31,         Dec. 31,         March 31,
(In thousands)                                                 2000             1999              1999
                                                            --------------------------------------------
Nonaccrual loans                                            $  34,937         $  34,461        $  33,826
Restructured loans                                              1,252             1,265            1,290
                                                            --------------------------------------------
  Total nonperforming loans *                                  36,189            35,726           35,116

Other real estate owned                                         6,216             9,009            8,858
                                                                  175               206              466
                                                            --------------------------------------------
  Total nonperforming assets *                              $  42,580         $  44,941        $  44,440
                                                            ============================================

Aggregate loans contractually past due 90 days
    for which interest is being accrued                     $  12,693         $  11,184        $   5,877
Net charge-offs:
  Quarter-to-date                                           $   3,445         $   4,998        $   3,419
  Year-to-date                                              $   3,445         $  16,276        $   3,419
Ratios
Period end:
  Total nonperforming assets as a percent of net
    loans and other real estate                                 0.50%             0.55%            0.61%
  Allowance as a percent of net loans                           1.15%             1.17%            1.18%
  Allowance as a percent of nonperforming assets *               230%              214%             194%
  Allowance as a percent of nonperforming loans *                271%              269%             245%
For the period ended:
  Net charge-offs as a percent of average net loans -
(annualized basis)
    Quarter to date                                             0.16%             0.25%            0.19%
    Year to date                                                0.16%             0.21%            0.19%


* Total does not include loans contractually past due 90 days or more which are still accruing interest.

Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies has identified approximately $180 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and loan administration and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 2000, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. The recorded investment in impaired loans at March 31, 2000 was $26 million and these loans had a corresponding valuation allowance of $15.2 million.

MORTGAGE SERVICING RIGHTS (MSRs):

The balances of Mortgage Servicing Rights were $87 million and $222 million at March 31, 2000 and 1999, respectively. The decrease is primarily due to the sale in March 2000 of MSRs related to approximately $9 billion of principal balances from the loan servicing portfolio.

BancGroup, with the assistance of a third party advisor, developed a strategy to hedge MSRs against future volatility in interest rates. At March 31, 2000, the Company had hedged approximately 31% of the mortgage servicing rights asset primarily through the use of floors and principal-only strips. The hedge positions are monitored daily and adjusted as necessary for changes in the market and projected interest rate movement. The objective of this strategy is to achieve a high degree of correlation between changes in value associated with the hedged asset (the servicing portfolio and the related servicing rights) and the servicing hedge. The servicing hedge is designed to rise in value when interest rates fall and decline in value when interest rates rise, in contrast to the expected movements in value of the servicing asset, therefore reducing earnings volatility caused by interest rate movements.

These risk-management activities do not eliminate interest-rate risk in the Mortgage Servicing Rights. Treasury rates, LIBOR rates and the Constant Maturity Swap index, to which the majority of the mortgage servicing right hedges are indexed, may not move in tandem with mortgage interest rates. As mortgage interest rates change, actual prepayments may not respond exactly as anticipated. Other pricing factors, such as the volatility of the market yields, may affect the value of the hedges without similarly impacting the mortgage servicing rights.

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

To assist in funding loan growth, BancGroup has credit facilities at the FHLB on either a short term or long term basis, excluding funds available through federal funds lines. At March 31, 2000, BancGroup had FHLB borrowings of $1.1 billion outstanding leaving credit availability of $530 million based on current collateral. This credit facility is collateralized by the company's residential real estate loans. Colonial Bank has an additional $500 million warehouse line with FHLB that is collateralized by mortgage loans held for sale with no balance outstanding at March 31, 2000. In addition to FHLB borrowings, correspondent banks and customers provide a consistent base of short-term funds with $789 million in Fed Funds purchased and repurchase agreements outstanding at March 31, 2000. Short-term borrowings, including FHLB borrowings, are used to fund short-term assets, primarily mortgage loans held for sale and loans outstanding at March 31, 2000.

BancGroup entered into reverse repurchase arrangements under which it purchased mortgage backed securities. These securities are collateral for the $280 million in debt. During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $3 million was outstanding at March 31, 2000.

BancGroup also has an established brokered Certificate of Deposit (CD) program to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At March 31, 2000, $628 million was outstanding under this program. The Company has a brokered money market program that attracts deposits from out-of-market customers. At March 31, 1999, $77 million was outstanding in this program.

In addition to these external sources of funds, BancGroup, through its acquisitions and branch expansion programs, has increased its market presence into high growth markets in the country. The expansion was concentrated in Florida with additional growth in the Atlanta metropolitan area, Dallas, Texas and Reno and Las Vegas, Nevada. The principal goal is to provide BancGroup's retail customer base with convenient access to branch locations while enhancing BancGroup's potential for future increases in profitability. In the fourth quarter of 1999, BancGroup initiated several campaigns to grow its deposit base. The high growth areas of Florida were a primary target due to lower cost funds in that market.

Retail deposits increased $276 million in the first quarter of 2000. This increase represents 16% internal growth on an annualized basis. The growth of deposits continues to be a primary strategic initiative of BancGroup although competition for deposits remain strong within the banking industry as well as increased competition from other business sectors. In January 2000, a branch incentive plan was implemented in which a key goal is for employees to obtain an established deposit growth rate in their branches, Management has contracted with a consultant to target specific products and markets for future deposit campaigns in order to more cost effectively grow deposits. Each of these initiatives should provide a solid foundation for achieving the Company's deposit growth objectives.

CAPITAL RESOURCES:
Management continuously monitors BancGroup's capital adequacy and potential for future growth. BancGroup has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future capital resources.

The Federal Reserve has issued guidelines identifying Tier I and Tier II capital components as well as minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. BancGroup has issued $70 million in Trust Preferred Securities that qualify as Tier I capital and Colonial Bank issued $100 million in 8% Subordinated Notes in March 1999 that qualifies as Tier II capital. At March 31, 2000, $1,416,876 of treasury shares were outstanding as a result of BancGroup's share repurchase plan. The capital related to these treasury shares is reflected as a reduction in Tier One Capital.

BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2000 are stated below:

Capital (in thousands):
     Tier I Capital:
       Shareholders' equity (as adjusted for unrealized loss on
       securities available for sale, less intangibles and disallowed mortgage
         servicing rights plus Trust Preferred Securities)                  $  710,959
     Tier II Capital:
       Allowable loan loss reserve                                              98,095
       Subordinated debt                                                       112,016
       Unrealized gains on available for sale equity securities                     --
                                                                            ----------
     Total Capital                                                          $  921,070
                                                                            ==========

Risk Adjusted Assets (in thousands)                                         $8,398,390

                                            MARCH 31, 2000         December 31, 1999
------------------------------------------------------------------------------------
Tier I leverage ratio (minimum 3%)               6.49%                   6.58%
Risk Adjusted Capital Ratios:
       Tier I Capital Ratio (minimum 4%)         8.47%                   8.71%
       Total Capital Ratio (minimum 8%)         10.97%                  11.31%


Management believes that capital levels are sufficient to support future internally generated growth and fund the quarterly dividend rates that are currently $0.11 per share each quarter.

YEAR 2000 READINESS DISCLOSURE:
Until recently, many computer software programs and processing systems, including some of those used by BancGroup and its subsidiaries in their operations, were not designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have had material adverse effects on the business and operations of any business, including BancGroup, that relies on computers and associated technologies.

BancGroup aggressively addressed the challenges that Year 2000 presented to its operations. The transition into Year 2000 went according to plan with all functions doing business as usual.

BancGroup incurred approximately $12,500,000 in expenditures on the Year 2000 project. Year 2000 project costs of approximately $560,000 were expensed during 1999 of which $144,000 were expensed during the first quarter of 1999.

AVERAGE VOLUME AND RATE
(UNAUDITED)

(Dollars in thousands)                                                     THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                   2000                                   1999
                                                    ------------------------------------   ------------------------------------
                                                       AVERAGE                                AVERAGE
                                                       VOLUME       INTEREST     RATE         VOLUME      INTEREST     RATE
                                                    ------------------------------------   ------------------------------------
ASSETS
  Loans, net                                        $   8,354,096    $ 180,641    8.69%      $ 7,204,796   $ 151,920     8.53%

  Mortgage loans held for sale                             25,736          528    8.21%          613,394      10,966     7.15%
  Investment securities and securities available
     for sale and other interest-earning assets         1,656,234       27,887    6.74%        1,578,903      24,542     6.22%
                                                    --------------------------             -------------------------

  Total interest-earning assets(1)                     10,036,066      209,056    8.37%        9,397,093     187,428     8.05%
                                                    --------------------------             -------------------------
  Nonearning assets                                       965,925                                966,221
                                                    -------------                          -------------
    Total assets                                    $  11,001,991                            $10,363,314
                                                    =============                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest-bearing deposits                           $ 6,593,888       77,786    4.75%      $ 5,912,615      64,665     4.44%

  Short-term borrowings                                 1,319,528       18,772    5.72%        1,526,077      19,097     5.08%

  Long-term debt                                          989,922       15,554    6.32%          807,584      11,898     5.98%
                                                    ---------------------------            -------------------------

  Total interest-bearing liabilities                    8,903,338      112,112    5.06%        8,246,276      95,660     4.70%
                                                    ---------------------------            -------------------------

  Noninterest-bearing demand deposits                   1,290,912                              1,369,626

  Other liabilities                                       111,729                                 95,159
                                                    -------------                          -------------
  Total liabilities                                    10,305,979                              9,711,061

  Shareholders' equity                                    696,012                                652,253
                                                    -------------                          -------------
Total liabilities and shareholders' equity            $11,001,991                            $10,363,314
                                                    =============                          =============

RATE DIFFERENTIAL                                                                 3.31%                                  3.35%

NET YIELD ON INTEREST-EARNING ASSETS                                 $  96,944    3.87%                     $ 91,768     3.92%
                                                                     =========                              ========

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

ANALYSIS OF INTEREST INCREASES (DECREASES)
(UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31, 2000
(Dollars in thousands)                                                  CHANGE FROM 1999

                                                                       ATTRIBUTABLE TO (1)
                                                        TOTAL                 VOLUME           RATE            MAX
                                                       ---------       ---------------       --------       ---------
INTEREST INCOME:
   Total loans, net                                    $ 28,721           $ 24,442           $  2,874       $  1,405

   Mortgage loans held for sale                         (10,438)           (10,476)             1,621         (1,583)

   Investment securities and securities
    for sale and other interest-earning assets            3,345              1,199              2,047             99
                                                       --------           --------           --------       --------

Total interest income(2)                                 21,628             15,165              6,542            (79)
                                                       --------           --------           --------       --------

INTEREST EXPENSE:
  Interest-bearing deposits                            $ 13,121           $  7,541           $  4,570       $  1,010

  Short-term borrowings                                    (325)            (2,616)             2,435           (144)

  Long-term debt                                          3,656              2,718                685            253
                                                       --------           --------           --------       --------

Total interest expense                                   16,452              7,643              7,690          1,119
                                                       --------           --------           --------       --------
Net interest income                                    $  5,176           $  7,522           $ (1,148)      $ (1,198)
                                                       ========           ========           ========       ========

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


NET INTEREST INCOME:

Net interest income on a tax equivalent basis increased $5.1 million to $96.9 million for the quarter ended March 31, 2000 from $91.8 million for the quarter ended March 31, 1999. The net yield on interest earning assets decreased from 3.92% to 3.87% for the three months ended March 31, 1999 and 2000, respectively.

As reflected on the previous tables, the increase in net interest income for the three months was primarily attributable to loan growth which was partially offset by higher funding rates. During the first quarter of 1999 the prime rate was 7.75% compared to a weighted average of 8.59% for the first quarter of 2000. The increase in rates is the primary reason for the decline in net interest margin.

LOAN LOSS PROVISION:

The provision for possible loan losses for the first three months of 2000 was $5,547,000 compared to $6,019,000 for the same period in 1999. Asset quality remains good. The current allowance for possible loan losses provides a 271% coverage of nonperforming loans compared to 269% at December 31, 1999 and 245% at March 31, 1999. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income decreased $6.1 million for the three months ended March 31, 2000 compared to the same period in 1999. This decrease is primarily due to a decline in mortgage banking non-interest income of $6.5 million and a gain of $1 million from the sale of 5 in-store branches during the first quarter of 1999. These decreases were partially off-set by an increase of $1.3 in fees from wealth management activities.

Colonial's mortgage banking division had non-interest income of $11.7 million for the three months ended March 31, 2000 compared to $18.1 million for the three months ended March 31, 1999. The decrease was primarily the result of the sale of the wholesale production unit in October 1999 and reduced retail production activity due to higher mortgage rates.

BancGroup is continuing to expand its services through increased efforts in private banking and wealth management services which include asset management services, trust services and sales of mutual funds and annuities. Wealth management services contributed $2.5 million to non-interest income for the three months ended March 31, 2000 compared to $1.2 million for the same period last year. International banking activities resulted in $508,000 in non-interest income for the three months ended March 31, 1999 compared to $300,000 for the same period last year. BancGroup also continues to expand electronic banking services through its ATM network, check card services, and internet banking. Non-interest income for electronic banking services increased approximately 31% for the first quarter of 2000 compared to the first quarter of 1999 while income from traditional banking services such as service charges remained level.

NONINTEREST EXPENSES:

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $43.4 million and $40.4 million for the three months ended March 31, 2000 and 1999, respectively. BancGroup's efficiency ratio was 57.42% and 59.64% for the three months ended March 31, 2000 and 1999, respectively. The efficiency ratio excluding mortgage banking improved to 52.55% for the first quarter of 2000 from 54.05% for the first quarter of 1999.

Non-interest expenses decreased $3.2 million for the three months ended March 31, 2000 compared to the same period in 1999. This decrease in non-interest expense was primarily due to a $6.9 million decrease in mortgage banking expenses off-set by $3.7 million increase in bank (including parent company) related expenses.

The decline in non-interest expense for mortgage banking resulted primarily from the sale of the wholesale production unit and reduced servicing expenses related to refinancing activities in the first quarter of 1999.

The increase in bank related expenses is due to an increase of approximately $1.4 million in occupancy and furniture and equipment expense due to improvements and expansions of bank facilities as well as improved technology equipment and software. The remaining increase of $2.3 million is primarily in salary expense. These salary increases are due to normal wage increases, increased commission expense related to investment sales activities, and increased compensation for the 2000 Branch Incentive Program.

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximately 36.5% and 36.8%, estimated annual effective tax rate for the years 2000 and 1999, respectively. The provision for income taxes for the three months ended March 31, 2000 and 1999 was $17,210,000 and $16,389,000, respectively.


Part II                                Other Information

ITEM 1:  Legal Proceedings - See Note C -
         COMMITMENTS AND CONTINGENCIES AT PART 1 ITEM 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders

On April 19, 2000 the annual meeting of the shareholders of Colonial BancGroup was held. The following are the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals.

    1)      Election of the following directors:
            Term Expiring 2003.
                                                  For               Withhold
                                             --------------------------------
            Lewis Beville                     86,560,630           2,019,374
            Jerry J. Chesser                  86,597,383           2,012,621
            John Ed Mathison                  86,572,653           2,037,351
            Joe D. Mussafer                   86,588,769           2,021,235
            Frances E. Roper                  86,542,305           2,067,699
            Edward V. Welch                   86,580,039           2,029,965

            Term Expiring in 2002
            William E. Powell III             86,599,414           2,010,590


            In addition to the foregoing the following directors will continue to serve:

               Term Expires 2001                      Term Expires 2002
               -----------------                      -----------------
            Augustus K. Clements III                     William Britton
            Robert S. Craft                              Patrick F. Dye
            Clinton O. Holdbrooks                        Milton E. McGregor
            Harold D. King                               Simual Sippial
            Robert E. Lowder
            John C. H. Miller, Jr.
            James Rane

                                                                                         For          Against     Abstain
                                                                                       -------------------------------------

2)       To amend the 1992 Incentive Stock Option Plan of The Colonial
         BancGroup, Inc. (the ISO Plan) to increase the number of shares of
         Common Stock eligible to be issued under the ISO Plan from 4,200,000
         shares to 5,700,000 shares.                                                    83,098,023    4,700,683     811,298

3)       To adopt the Management Incentive Plan (the MIP).                              81,993,422    4,345,793   2,070,789

4)       To amend the 1992 Non-Qualified Stock Option Plan to provide that the maximum number of shares of Common Stock, with respect to which options may be granted to any eligible employee under the NQSO Plan during any
         Plan Year, shall not exceed 200,000.                                           81,405,732    6,237,840     966,432

5)       To amend the Stock Bonus and Retention Plan (the Stock Plan) to (a)
         provide that during any Plan Year no participant shall receive more than 150,000 shares of Common Stock under the Stock Plan and (b) allow performance-based goals pursuant to Section 162(m) of the Internal
         Revenue Code to be used in making awards.                                      83,836,042    3,908,713     865,249


ITEM 5:  Other Events - N/A

ITEM 6: (a) Form 8-K was filed on March 1, 2000 in regard to the sale of approximately $9 billion of principal value of the mortgage servicing portfolio to a third party.

         (b)      Exhibit 27 - Financial Data Schedule (for SEC use only)

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE COLONIAL BANCGROUP, INC.


Date: May 5, 2000                              By: /S/ W. Flake Oakley, IV
     ---------------------                     -------------------------------
                                               W. Flake Oakley, IV
                                               its Chief Financial Officer