Form 10-Q
period 2000-06-30
COLONIAL BANCGROUP INC
filed 2000-08-15
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000              COMMISSION FILE NUMBER 1-13508


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

                                YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                  Outstanding at July 31, 2000
-----------------------------                      ----------------------------
Common Stock, $2.50 Par Value                              113,101,053

                          THE COLONIAL BANCGROUP, INC.
                                     INDEX


                                                                                                                           Page
                                                                                                                          Number
           PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Condition - June 30, 2000, December 31, 1999 and June 30, 1999                        1

           Consolidated Statements of Income -Six months ended June 30, 2000 and June 30, 1999 and Three months ended       2
           June 30, 2000 and June 30, 1999

           Consolidated Statements of Comprehensive Income - Six months ended June 30, 2000 and June 30 1999 and Three      3
           months ended June 30, 2000 and June 30, 1999

           Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and June 30, 1999                         4

           Notes to Consolidated Financial Statements - June 30, 2000                                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                            12

           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                23

Item 6.    Exhibits and Reports on Form 8-K                                                                                 25

           SIGNATURES                                                                                                       25

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to business reorganizations and the integration of the businesses of BancGroup and acquired institutions are greater than expected; (iv) changes in the interest rate environment which reduce margins (v) changes in mortgage servicing rights prepayment assumptions; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and (viii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     JUNE 30,          DECEMBER 31,            JUNE 30,
                                                                       2000                1999                  1999
                                                                  -------------------------------------------------------
ASSETS:
Cash and due from banks                                           $    361,432         $    338,433         $     314,332
Interest-bearing deposits in banks and federal funds sold               86,937               30,482                31,670
Securities available for sale                                        1,586,907            1,489,991             1,656,866
Investment securities                                                   52,046               61,682               141,562
Mortgage loans held for sale                                            18,377               33,150               376,996
Loans, net of unearned income                                        8,913,328            8,228,149             7,590,662
Less: Allowance for possible loan losses                              (101,390)             (95,993)              (88,069)
                                                                  -------------------------------------------------------
Loans, net                                                           8,811,938            8,132,156             7,502,593
Premises and equipment, net                                            187,878              190,946               185,312
Excess of cost over tangible and identified intangible
  Assets acquired, net                                                  76,989               79,468                82,199
Mortgage servicing rights                                               81,800              238,405               262,348
Other real estate owned                                                  7,011                9,215                 7,226
Accrued interest and other assets                                      348,726              250,171               203,022
                                                                  -------------------------------------------------------
TOTAL ASSETS                                                      $ 11,620,041         $ 10,854,099         $  10,764,126
                                                                  =======================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                          $  8,251,265         $  7,967,978         $   7,603,162
FHLB short-term borrowings                                             525,000              490,000               595,000
Other short-term borrowings                                          1,354,657              703,429               924,092
Subordinated debt                                                      111,939              112,048               112,464
Trust preferred securities                                              70,000               70,000                70,000
FHLB long-term debt                                                    372,250              572,549               570,649
Other long-term debt                                                   134,583              134,974               135,341
Other liabilities                                                      104,094              107,942                86,848
                                                                  -------------------------------------------------------
Total liabilities                                                   10,923,788           10,158,920            10,097,556
                                                                  -------------------------------------------------------

SHAREHOLDERS' EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares
  authorized; 113,075,283, 112,106,663, and 111,615,532
  shares issued at June 30, 2000, December 31, 1999, and
  June 30, 1999, respectively                                          282,688              280,267               279,039
Treasury stock (2,882,076 at June 30, 2000)                            (27,500)                  --                    --
Additional paid in capital                                             118,824              118,728               116,801
Retained earnings                                                      357,927              326,578               286,649
Unearned compensation                                                   (3,421)              (1,622)               (1,882)
Accumulated other comprehensive income (loss),
   net of taxes                                                        (32,264)             (28,772)              (14,037)
                                                                  -------------------------------------------------------
Total shareholders' equity                                             696,253              695,179               666,570
                                                                  -------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 11,620,041         $ 10,854,099         $  10,764,126
                                                                  =======================================================


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                  -------------------------      -------------------------
                                                                    2000             1999           2000            1999
INTEREST INCOME:
   Interest and fees on loans                                     $ 376,638       $ 310,080      $ 195,644       $ 158,401
   Interest on investments                                           54,007          49,031         27,322          25,591
   Other interest and dividends income                                1,255           1,190            753             632
                                                                  ---------       ---------      ---------       ---------
Total interest income                                               431,900         360,301        223,719         184,624
                                                                  ---------       ---------      ---------       ---------

INTEREST EXPENSE:
   Interest on deposits                                             163,858         131,955         86,072          67,290
   Interest on short-term borrowings                                 41,296          22,512         22,612          10,814
   Interest on long-term debt                                        30,099          25,564         15,707          14,115
                                                                  ---------       ---------      ---------       ---------
Total interest expense                                              235,253         180,031        124,391          92,219
                                                                  ---------       ---------      ---------       ---------

NET INTEREST INCOME                                                 196,647         180,270         99,328          92,405
Provision for possible loan losses                                   12,961          12,454          7,414           6,436
                                                                  ---------       ---------      ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES        183,686         167,816         91,914          85,969
                                                                  ---------       ---------      ---------       ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                               18,825          18,921          9,477           9,476
   Other charges, fees and commissions                                5,167           4,547          2,963           2,187
   Securities gains, net of losses                                      (61)              9            (69)             --
   Other income                                                      12,133           9,545          6,220           4,480
                                                                  ---------       ---------      ---------       ---------
Total noninterest income                                             36,064          33,022         18,591          16,143
                                                                  ---------       ---------      ---------       ---------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                    61,343          56,113         31,498          28,621
   Occupancy expense of bank premises, net                           14,691          13,676          7,390           6,942
   Furniture and equipment expenses                                  14,244          12,181          7,264           6,238
   Other expense                                                     33,928          30,795         16,910          14,317
                                                                  ---------       ---------      ---------       ---------
Total noninterest expense                                           124,206         112,765         63,062          56,118
                                                                  ---------       ---------      ---------       ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                95,544          88,073         47,443          45,994
Applicable income taxes                                              34,888          32,513         17,320          17,051
                                                                  ---------       ---------      ---------       ---------
INCOME FROM CONTINUING OPERATIONS                                    60,656          55,560         30,123          28,943
                                                                  =========       =========      =========       =========

DISCONTINUED OPERATIONS:
  Income/(Loss) from discontinued operations, net of income
    Taxes of ($128), $1,725, ($35), and $1,210 for the six
    months ended June 30, 2000 and for the three months
    ended June 30, 2000 and 1999                                       (743)          2,851           (151)          1,320
  Loss of disposal of discontinued operations (net of income
   tax benefit of $2,394)                                            (3,956)             --         (3,956)             --
                                                                  ---------       ---------      ---------       ---------
NET INCOME                                                        $  55,957       $  58,411      $  26,016       $  30,263
                                                                  =========       =========      =========       =========

EARNINGS PER SHARE:
   INCOME FROM CONTINUING OPERATIONS:
        Basic                                                     $    0.55       $    0.50      $    0.27       $    0.26
        Diluted                                                   $    0.54       $    0.49      $    0.27       $    0.26
  NET INCOME
        Basic                                                     $    0.50       $    0.52      $    0.24       $    0.27
        Diluted                                                   $    0.50       $    0.52      $    0.23       $    0.27


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                     2000           1999           2000           1999
NET INCOME                                                        $ 55,957       $ 58,411       $ 26,016       $ 30,263
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
  Unrealized gains (losses) on securities available for sale
  arising during the period, net of taxes                           (3,487)       (16,369)        (1,022)        (8,848)
  Less:  reclassification adjustment for net (gains) losses
  included in net income                                                (5)            (5)
COMPREHENSIVE INCOME                                              $ 52,465       $ 42,037       $ 24,994       $ 21,415


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 -------------------------
                                                                    2000              1999
                                                                 -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 164,384       $ 303,228
                                                                 -------------------------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale         99,429         190,004
  Proceeds from sales of securities available for sale              41,034          53,277
  Purchase of securities available for sale                       (242,812)       (511,822)
  Proceeds from maturities of investment securities                  9,602          29,650
  Net increase in loans                                           (705,030)       (498,112)
  Capital expenditures                                             (10,299)        (16,533)
  Proceeds from sale of other real estate owned                      6,781           9,541
  Other, net                                                           261           1,425
                                                                 -------------------------
NET CASH USED IN INVESTING ACTIVITIES                             (801,034)       (742,570)
                                                                 -------------------------

Cash flows from financing activities:
  Net increase in demand, savings, and time deposits               283,287         157,010
  Net increase (decrease)  in federal funds purchased,
    repurchase agreements and other short-term borrowings          561,225         (41,594)
  Proceeds from issuance of long-term debt                          50,000         199,975
  Repayment of long-term debt                                     (125,688)         (8,173)
  Proceeds from issuance of common stock                             4,206           4,220
  Purchase of treasury stock                                       (32,317)              _
  Dividends paid ($0.22 and $0.19 per share for
    2000 and 1999, respectively)                                   (24,609)        (21,060)
                                                                 -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          716,104         290,378
                                                                 -------------------------
Net increase (decrease) in cash and cash equivalents                79,454        (148,964)
Cash and cash equivalents at beginning of year                     368,915         494,966
                                                                 -------------------------
Cash and cash equivalents at June 30                             $ 448,369       $ 346,002
                                                                 =========================


     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                    2000           1999
                                                                -------------------------
Cash paid during the year for:
  Interest                                                       $ 231,993      $ 194,574
  Income taxes                                                      36,200         42,823
Non-cash investing activities:
  Transfer of loans to other real estate                         $   4,818      $   7,139
  Origination of loans, for the sale of other real estate        $   3,085      $      --
Non-cash financing activities:
  Conversion of subordinated debentures                          $     109      $      78
  Reissuance of shares of treasury stock, for
   conversion of stock options                                          --             --

    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries ("BancGroup") have not changed their accounting and reporting policies from those stated in the 1999 annual report on Form 10K other than the election of discontinued operations accounting for its mortgage banking segment. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1999 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and 1999 and the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999. All 2000 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B - COMMITMENTS AND CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2000, will have a materially adverse effect on BancGroup's financial statements.

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

NOTE D: MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights and the related valuation reserve is as follows: (in thousands)

                                                            SIX MONTHS ENDED
                                                                  JUNE 30
                                                        -------------------------
                                                           2000            1999
                                                        -------------------------
          MORTGAGE SERVICING RIGHTS
          Balance, January 1                            $ 265,888       $ 221,798
          Additions, net                                      981          46,398
          Sales                                          (134,664)             --
          Scheduled amortization                          (11,518)        (19,060)
          Hedge losses applied                            (28,345)         45,748
                                                        ---------       ---------
          Balance, June 30                                 92,342         294,884
                                                        ---------       ---------

          VALUATION RESERVE
          Balance, January 1                               27,483          38,329
          Reductions                                      (17,241)         (6,078)
          Additions                                           300             285
                                                        ---------       ---------
          Balance, June 30                                 10,542          32,536
                                                        ---------       ---------
          Mortgage Servicing Rights, net                $  81,800       $ 262,348
                                                        =========       =========


The estimated fair value of mortgage servicing rights closely approximated the amounts reflected in the financial statements at June 30, 2000 and 1999. As of June 30, 2000, the Mortgage Banking Division services or subservices approximately $13.84 billion of loans for third parties. Included in the loans serviced at June 30, 2000 were loans being serviced under subservicing agreements with total principal balances of $9 billion. On March 31, 2000, BancGroup sold MSR's relating to loans with approximately $9 billion of principal balance from its loan servicing portfolio. BancGroup will continue to subservice these loans for a contractually specified period of time.

NOTE E: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:


(Dollars in thousands, except per
share amounts)

                                             SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                       ------------------------------------     -----------------------------------
                                                                  PER SHARE                              PER SHARE
            2000                        INCOME        SHARES        AMOUNT       INCOME       SHARES       AMOUNT
                                       --------      --------     ---------     --------     --------    ----------
Basic EPS
     Net Income                        $ 55,957       111,249      $ 0.50        26,016       110,551       $ 0.24
  Effect of dilutive securities:
      Options                                             165                                     128
      Convertible debentures                 95           601                        50           595
------------------------------------------------------------------------------- -----------------------------------
Diluted EPS                            $ 56,052       112,015      $ 0.50       $26,066       111,274       $ 0.23
------------------------------------------------------------------------------- -----------------------------------
             1999
Basic EPS
     Net income                        $ 58,411       111,460      $ 0.52       $30,263       111,590       $ 0.27

  Effect of dilutive securities
      Options                                             991                                     998
      Convertible debentures                110           673                        55           670
------------------------------------------------------------------------------- -----------------------------------
Diluted EPS                            $ 58,521       113,124      $ 0.52       $30,318       113,258       $ 0.27
------------------------------------------------------------------------------- -----------------------------------


NOTE F: SEGMENT INFORMATION

Through its wholly owned subsidiary Colonial Bank, BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Colonial Bank operates 235 branches throughout 6 states.

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

The following table reflects the approximate amounts of consolidated revenues, expense, and assets for the quarters June 30 and six months ended June 30, for each segment: (in thousands)

                                                                                                      DISCONTINUED
                                                                    CONTINUING OPERATIONS              OPERATIONS
                                                            --------------------------------------    ------------
SIX MONTHS ENDED JUNE 30, 2000                              COMMERCIAL    CORPORATE                    MORTGAGE        CONSOLIDATED
                                                              BANKING       OTHER*        TOTAL         BANKING          BANCGROUP
                                                            -----------------------------------------------------------------------
Net interest income                                         $  200,076   $   (3,429)      $196,647    $       --         $  196,647
Provision for possible loan losses                              12,961           --         12,961            --             12,961
Noninterest income                                              36,080          (16)        36,064            --             36,064
Depreciation and Amortization                                   15,485         (205)        15,280            --             15,280
Noninterest expense                                            106,803        2,123        108,926            --            108,926
                                                            -----------------------------------------------------------------------
   Income from continuing Operations before Income Taxes       100,907       (5,363)        95,544            --             95,544
Applicable income taxes                                         36,338       (1,450)        34,888            --             34,888
                                                            -----------------------------------------------------------------------
   INCOME FROM CONTINUING OPERATIONS                        $   64,569   $   (3,913)      $ 60,656    $       --         $   60,656
                                                            -----------------------------------------------------------------------
   Income (Loss) from Discontinued Operations and Loss on
     Disposal (Net of Taxes)                                        --           --             --        (4,699)            (4,699)
                                                            -----------------------------------------------------------------------
          NET INCOME                                        $   64,569   $   (3,913)      $ 60,656    $   (4,699)        $   55,957


                                                                                                      DISCONTINUED
                                                                    CONTINUING OPERATIONS              OPERATIONS
                                                            --------------------------------------    ------------
SIX MONTHS ENDED JUNE 30, 1999                              COMMERCIAL      CORPORATE                  MORTGAGE        CONSOLIDATED
                                                              BANKING         OTHER*      TOTAL         BANKING          BANCGROUP
                                                            -----------------------------------------------------------------------
Net interest income                                         $  184,305     $   (4,035)    $180,270    $       --         $  180,270
Provision for possible loan losses                              12,454             --       12,454            --             12,454
Noninterest income                                              32,838            184       33,022            --             33,022
Depreciation and Amortization                                   13,579            (19)      13,560            --             13,560
Noninterest expense                                             97,869          1,336       99,205            --             99,205
                                                            -----------------------------------------------------------------------
   Income from continuing Operations before Income Taxes        93,241         (5,168)      88,073            --             88,073
Applicable income taxes                                         34,152         (1,639)      32,513            --             32,513
                                                            -----------------------------------------------------------------------
   INCOME FROM CONTINUING OPERATIONS                        $   59,089     $   (3,529)    $ 55,560            --         $   55,560
   Income (Loss) from Discontinued Operations and Loss on
     Disposal (Net of Taxes)                                        --             --           --         2,851              2,851
                                                            -----------------------------------------------------------------------
          NET INCOME                                        $   59,089     $   (3,529)    $ 55,560    $    2,851         $   58,411


* Includes elimination's of certain intercompany transactions.

                                                                                                 DISCONTINUED
                                                                   CONTINUING OPERATIONS          OPERATIONS
                                                              --------------------------------   ------------
                                                              COMMERCIAL   CORPORATE               MORTGAGE     CONSOLIDATED
                                                               BANKING      OTHER*     TOTALS      BANKING       BANCGROUP
QUARTER ENDED JUNE 30, 2000                                   ----------   ---------   -------   ------------   ------------
Net interest income                                            $101,089     $(1,761)   $99,328     $    --        $99,328
Provision for possible loan losses                                7,414          --      7,414          --          7,414
Noninterest income                                               18,599          (8)    18,591          --         18,591
Depreciation and Amortization                                     7,476        (103)     7,373          --          7,373
Noninterest expense                                              54,647       1,042     55,689          --         55,689
                                                               --------     -------    -------     -------        -------
  Income from continuing Operations before Income Taxes          50,151      (2,708)    47,443          --         47,443
Applicable income taxes                                          18,055        (735)    17,320          --         17,320
                                                               --------     -------    -------     -------        -------
  INCOME FROM CONTINUING OPERATIONS                            $ 32,096     $(1,973)    30,123     $    --        $30,123
                                                               --------     -------    -------     -------        -------
  Income (Loss) from Discontinued Operations and Loss on
    Disposal (Net of Taxes)                                          --          --         --      (4,107)        (4,107)
                                                               --------     -------    -------     -------        -------
    NET INCOME                                                 $ 32,096     $(1,973)   $30,123     $(4,107)       $26,016

                                                                                                 DISCONTINUED
                                                                   CONTINUING OPERATIONS          OPERATIONS
                                                              --------------------------------   ------------
                                                              COMMERCIAL   CORPORATE               MORTGAGE     CONSOLIDATED
                                                               BANKING       OTHER*     TOTAL       BANKING       BANCGROUP
QUARTER ENDED JUNE 30, 1999                                   ----------   ---------   -------   ------------   ------------
Net interest income                                            $ 94,342     $(1,937)   $92,405     $    --        $92,405
Provision for possible loan losses                                6,436          --      6,436          --          6,436
Noninterest income                                               16,151          (8)    16,143          --         16,143
Depreciation and Amortization                                     6,973        (102)     6,871          --          6,871
Noninterest expense                                              48,725         522     49,247          --         49,247
                                                               --------     -------    -------     -------        -------
  Income from continuing Operations before Income Taxes          48,359      (2,365)    45,994          --         45,994
Applicable income taxes                                          17,962        (911)    17,051          --         17,051
                                                               --------     -------    -------     -------        -------
  INCOME FROM CONTINUING OPERATIONS                            $ 30,397     $(1,454)   $28,943     $    --        $28,943
  Income (Loss) from Discontinued Operations and Loss on
    Disposal (Net of Taxes)                                          --          --         --       1,320          1,320
                                                               --------     -------    -------     -------        -------
    NET INCOME                                                 $ 30,397     $(1,454)   $28,943     $ 1,320        $30,263

* Includes eliminations of certain intercompany transactions.

Note G:  Discontinued Operations

On July 17, 2000, the Board of Directors of BancGroup approved a letter of intent with a third party to sell the rights to service approximately $5 billion of mortgage loans serviced by Colonial Bank. With the completion of this transaction, along with previously discussed sales of mortgage servicing, BancGroup will exit the mortgage servicing business.

BancGroup recorded a loss on the disposal of the discontinued operations of $4.0 million after tax. The results of the mortgage servicing business have been classified as a discontinued operation in the accompanying financial statements. Income/(Loss) from discontinued operations, net of income taxes, for the six months ended June 30, 2000 and 1999 were ($743,000) and $2.9 million, respectively and ($151,000) and $1.3 million for the three months ended June
30, 2000 and 1999, respectively.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the six months and twelve months ended June 30, 2000, respectively, as follows (in thousands):

                                                          December 31, 1999                June 30, 1999
                                                           to June 30, 2000               to June 30, 2000
                                                          Increase (Decrease)            Increase (Decrease)
                                                       ------------------------------------------------------
                                                          Amount            %            Amount         %
                                                       ------------------------------------------------------
          Assets:
                 Bank                                  $   889,334          8.5%      $1,323,557         13.2%
                 Mortgage Banking                         (123,588)       -36.2%        (468,036)       -68.2%
                 Other                                         196          1.6%             394          3.2%
                                                       ------------------------------------------------------
          Total Assets                                     765,942          7.1%         855,915          8.0%
          Securities                                        87,280          5.6%        (159,475)        -8.9%
          Mortgage loans held for sale                     (14,773)       -44.6%        (358,619)       -95.1%
          Loans, net of unearned income                    685,179          8.3%       1,322,666         17.4%
          Mortgage servicing rights                       (156,605)       -65.7%        (180,548)       -68.8%
          Deposits                                         283,287          3.6%         648,103          8.5%
          Long term debt                                   (75,796)        -7.7%         (74,716)        -7.6%


Assets:

BancGroup's assets have increased 8.0% and 7.1% since June 30, 1999 and December 31, 1999, respectively. This growth resulted primarily from internal loan growth throughout BancGroup's banking regions.

Securities:

Investment securities and securities available for sale have decreased $159 million (9%) and increased $87 million (6%) from June 30, 1999 and December 31, 1999, respectively. These fluctuations were due to normal business activities.

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $1.3 billion (17%) and $685 million (8%) from June 30, 1999 and December 31, 1999, respectively. This increase is primarily due to 17% internal loan growth from June 30, 1999 and from December 31, 1999 on an annualized basis. For the first six months of 2000, loan growth was concentrated in the Florida, Alabama, and Georgia markets which represented 52%, 22%, and 16% of the growth, respectively.

Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market. In October 1999, BancGroup sold the wholesale production unit of the mortgage banking division. As a result of decreased activity due to this sale and increasing mortgage rates, mortgage loans held for sale decreased $359 million from June 30, 1999. Mortgage loans held for sale decreased $14 million (45%) from December 31, 1999 due to a decline in retail mortgage production which was a result of higher mortgage rates.

         GROSS LOANS BY CATEGORY                              June 30,          Dec. 31,          June 30,
         (In thousands)                                         2000              1999              1999
                                                            -----------------------------------------------
         Commercial, financial, and agricultural            $ 1,164,636       $ 1,126,191       $ 1,197,762
         Real estate-commercial                               2,829,400         2,538,304         2,399,864
         Real estate-construction                             1,634,039         1,435,004         1,101,493
         Real estate-residential                              2,585,238         2,528,413         2,385,685
         Installment and consumer                               290,594           297,555           311,509
         Other                                                  409,421           302,682           194,349
                                                            -----------------------------------------------
         Total Loans                                        $ 8,913,328       $ 8,228,149       $ 7,590,662
                                                            ===============================================

The majority of the $685 million in loan growth for the six months ended June 30, 2000 has been in commercial loans collateralized by real estate and construction loans which increased approximately $291 million and $199 million, respectively from December 31, 1999. The increase of $1.3 billion from June 30, 1999 consisted primarily of commercial real estate loans of $430 million and construction loans of $533 million. Residential real estate loans, increased $57 million and $200 million from December 31, 1999 and June 30, 1999, respectively. Residential real estate loans consist primarily of adjustable rate first mortgage loans. BancGroup generally sells fixed rate loans in the secondary markets. BancGroup's loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as BancGroup's markets in Florida.

Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represent an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                Percent of                       Percent of                       Percent of
                                June 30,         Loans to        Dec. 31,         Loans to          June 30,       Loans to
(In thousands)                   2000           Total Loans        1999          Total Loans          1999       Total Loans
                               ---------------------------------------------------------------------------------------------
Commercial, financial,
  and agricultural              $ 28,194           13.1%           $23,051           13.7%           $21,351           15.8%
Real
  estate-commercial               36,192           31.7%            34,729           30.8%            32,855           31.6%
Real
  estate-construction             17,182           18.3%            16,907           17.4%            14,852           14.5%
Real
  estate-mortgage                 12,926           29.0%            12,642           30.7%            11,919           31.4%
Installment and
  consumer                         3,345            3.3%             3,992            3.6%             4,574            4.1%
Other
                                   3,551            4.6%             4,672            3.8%             2,518            2.6%
                               ---------------------------------------------------------------------------------------------
TOTAL                           $101,390          100.0%           $95,993          100.0%           $88,069          100.0%
                               =============================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

                                                           June 30,         Dec. 31,         June 30,
(In thousands)                                               2000             1999             1999
                                                          -------------------------------------------
Allowance for possible loan losses - January 1              $95,993          $83,562          $83,562
Charge-offs:
  Commercial, financial, and agricultural                     4,671           9,627             4,621
  Real estate-commercial                                        980           3,226             1,391
  Real estate-construction                                       66           1,171               242
  Real estate-residential                                     1,485           2,579             1,057
  Installment and consumer                                    2,160           5,044             2,505
  Other                                                         549           1,711               870
                                                          -------------------------------------------
Total charge-offs                                             9,911           23,358           10,686
                                                          -------------------------------------------
Recoveries:
  Commercial, financial, and agricultural                       866            2,516              686
  Real estate-commercial                                        176              601              158
  Real estate-construction                                        8               54               36
  Real estate-residential                                       237              849              379
  Installment and consumer                                      881            2,678            1,351
  Other                                                         179              384              129
                                                          -------------------------------------------
Total recoveries                                              2,347            7,082            2,739
                                                          -------------------------------------------
Net charge-offs                                               7,564           16,276            7,947
Addition to allowance charged to operating expense           12,961           28,707           12,454
                                                          -------------------------------------------
Allowance for possible loan losses-end of period           $101,390          $95,993          $88,069
                                                          ===========================================


Asset quality as measured by nonperforming assets remains strong at 0.52% of net loans and other real estate at June 30, 2000. Nonperforming assets have increased $1.6 million from December 31, 1999. The increase in nonperforming assets primarily resulted from a $3.9 million increase in nonaccrual loans partially offset by a $2.2 million decrease in other real estate. The reduction in other real estate is primarily from the sale of one property in Alabama. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve is 1.14% of loans at June 30, 2000 and 1.17% at December 31, 1999 compared to 1.16% at June 30, 1999.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

                                                                  June 30,         Dec. 31,         June 30,
(In thousands)                                                      2000             1999             1999
                                                                  ------------------------------------------
Nonaccrual loans                                                  $ 38,380         $ 34,461         $ 29,259
Restructured loans                                                   1,185            1,265            1,279
                                                                  ------------------------------------------
  Total nonperforming loans *                                       39,565           35,726           30,538
Other real estate owned and in substance foreclosures                7,011            9,215            7,226
                                                                  ------------------------------------------
  Total nonperforming assets *                                    $ 46,576         $ 44,941         $ 37,764
                                                                  ==========================================

Aggregate loans contractually past due 90 days
    for which interest is being accrued                           $  6,227         $ 11,184         $  7,051
Net charge-offs quarter-to-date                                   $  4,119         $  4,998         $  4,523
Net charge-offs year-to-date                                      $  7,564         $ 16,276         $  7,942

RATIOS
PERIOD END:
  Total nonperforming assets as a percent of net
    loans and other real estate                                       0.52%            0.55%            0.50%
  Allowance as a percent of net loans                                 1.14%            1.17%            1.16%
  Allowance as a percent of nonperforming assets *                     218%             214%             233%
  Allowance as a percent of nonperforming loans *                      256%             269%             288%
FOR THE PERIOD ENDED:
  Net charge-offs as a percent of average net loans -
  (annualized basis)
    Quarter to date                                                   0.19%            0.25%            0.24%
    Year to date                                                      0.18%            0.21%            0.22%


* Total does not include loans contractually past due 90 days or more which are still accruing interest.

Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies has identified approximately $187 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and loan administration and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 2000, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. The recorded investment in impaired loans at June 30, 2000 was $29 million and these loans had a corresponding valuation allowance of $15.5 million.

MORTGAGE SERVICING RIGHTS (MSRs):

The balances of Mortgage Servicing Rights were $82 million and $262 million at June 30, 2000 and 1999, respectively. The decrease is primarily due to the sale in March 2000 of MSRs related to approximately $9 billion of principal balances from the loan servicing portfolio.

BancGroup has signed a letter of intent with Homeside Lending, Inc. to sell the rights to service approximately $5.0 billion of mortgage loans serviced by BancGroup. With the completion of this transaction scheduled for the fourth quarter 2000, along with the previously discussed sale of mortgage servicing, BancGroup will exit from the mortgage servicing business.

BancGroup, with the assistance of a third party advisor, developed a strategy to hedge MSRs against future volatility in interest rates. At June 30, 2000, BancGroup had hedged approximately 44% of the mortgage servicing rights asset primarily through the use of floors and principal-only strips. The hedge positions are monitored daily and adjusted as necessary for changes in the market and projected interest rate movement. The objective of this strategy is to achieve a high degree of correlation between changes in value associated with the hedged asset (the servicing portfolio and the related servicing rights) and the servicing hedge. The servicing hedge is designed to rise in value when interest rates fall and decline in value when interest rates rise, in contrast to the expected movements in value of the servicing asset, therefore reducing earnings volatility caused by interest rate movements.

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

As a result of the previously discussed plan to exit the mortgage servicing business, all hedges related to the MSRs were liquidated subsequent to June 30, 2000.

LIQUIDITY:

The maintenance of adequate liquidity position and the monitoring of rate sensitivity are the responsibility of BancGroup's asset/liability management committee. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the cash position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds.

BancGroup has credit facilities at the FHLB, excluding funds available through short and long term federal funds lines. This credit facility is collateralized by BancGroup's residential real estate loans. At June 30, 2000, BancGroup had FHLB borrowings of $1,123 million outstanding leaving credit availability of $453 million based on current collateral. In addition to FHLB borrowings, correspondent banks and customers provide a consistent base of short-term funds with $982 million in Fed Funds purchased and repurchase agreements outstanding at June 30, 2000.

BancGroup entered into reverse repurchase arrangements under which it purchased mortgage backed securities. These securities are collateral for the $277 million in debt. During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $3 million was outstanding at June 30, 2000.

BancGroup also has an established brokered Certificate of Deposit (CD) program to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At June 30, 2000, $531 million was outstanding under this program. BancGroup has a brokered money market program that attracts deposits from out-of-market customers. At June 30, 2000, $61 million was outstanding in this program.

In addition to these external sources of funds, BancGroup through its acquisitions and branch expansion programs has increased its market presence into high growth markets in the country. The expansion was concentrated in Florida with additional growth in the Atlanta metropolitan area, Dallas, Texas and Reno and Las Vegas, Nevada. The principal goal is to provide BancGroup's retail customer base with convenient access to branch locations while enhancing BancGroup's potential for future increases in profitability.

In the fourth quarter of 1999, BancGroup initiated and continues several campaigns to grow its deposit base. The high growth areas of Florida were a primary target due to lower cost funds in that market. Retail deposits increased $496 million in the six month period ending June 30, 2000. This increase represents 15% internal growth on an annualized basis. The growth of deposits continues to be a primary strategic initiative of BancGroup although competition for deposits remain strong within the banking industry as well as increased competition from other business sectors. In January 2000, a branch incentive plan was implemented in which a key goal is for employees to obtain an established deposit growth rate in their branches. Management has contracted with a consultant to target specific products and markets for future deposit campaigns in order to more cost effectively grow deposits. Each of these initiatives should provide a solid foundation for achieving BancGroup's deposit growth objectives.

CAPITAL RESOURCES:

Management continuously monitors BancGroup's capital adequacy and potential for future growth. BancGroup has access to equity capital markets through both public and private issuance. Management considers these sources and related return in addition to internally generated capital in evaluating future capital resources.

The Federal Reserve has issued guidelines identifying Tier I and Tier II capital components as well as minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. BancGroup issued $70 million in Trust Preferred Securities in 1997 that qualifies as Tier I capital and Colonial Bank issued $100 million in 8% Subordinated Notes in March 1999 that qualifies as Tier II capital. As a result of BancGroup's share repurchase plan 2,882,976 of treasury shares were outstanding on June 30, 2000. The capital related to these treasury shares is reflected as a reduction in Tier One Capital.

BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2000 are stated below:

  Capital (in thousands):

      Tier I Capital:

               Shareholders' equity (as adjusted for unrealized loss
               on securities available for sale, less intangibles
               and disallowed mortgage servicing rights plus Trust
               Preferred Securities)                                          $   716,219


      Tier II Capital:
               Allowable loan loss reserve                                        101,390
               Subordinated debt                                                  111,939
                                                                              -----------
  Total Capital                                                               $   929,548
                                                                              ===========

  Risk Adjusted Assets (in thousands)                                         $ 8,864,176


                                                           June 30        December 31,
                                                            2000                1999
                                                           ---------------------------
  Tier I leverage ratio (minimum 3%)                        6.32%             6.58%
  Risk Adjusted Capital Ratios:
               Tier I Capital Ratio (minimum 4%)            8.08%             8.71%
               Total Capital Ratio (minimum 8%)            10.49%            11.31%


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

BancGroup incurred approximately $12,500,000 in expenditures on the Year 2000 project. Year 2000 project costs of approximately $560,000 were expensed during 1999 of which $200,000 was expensed during the six months ended June 30, 1999.

AVERAGE VOLUME AND RATE
(UNAUDITED)


(Dollars in thousands)                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------------
                                                                   2000                                   1999
                                                     ---------------------------------     -------------------------------
                                                       AVERAGE                               AVERAGE
                                                       VOLUME        INTEREST     RATE        VOLUME      INTEREST     RATE
                                                     ---------------------------------     --------------------------------
ASSETS
  Loans, net                                         $ 8,765,295    $ 195,438     8.96%    $ 7,465,919     158,680     8.52%
  Mortgage loans held for sale                            19,895          424     8.52%        448,078       8,033     7.17%
  Investment securities and securities available
     For sale and other interest-earning assets        1,690,215       28,699     6.79%      1,733,992      26,788     6.20%
                                                     ------------------------              -----------------------
  Total interest-earning assets(1)                    10,475,405      224,561     8.61%      9,647,989     193,501     8.04%
                                                                    ---------                             --------

  Nonearning assets                                      905,494                             1,002,903
                                                     -----------                           -----------
    Total assets                                     $11,380,899                           $10,650,892
                                                     ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                          $ 6,805,097       86,072     5.09%    $ 6,191,701      67,290     4.36%
  Short-term borrowings                                1,451,161       22,733     6.30%      1,326,773      16,243     4.91%
  Long-term debt                                         955,996       15,182     6.39%        954,583      14,644     6.15%
                                                     ------------------------              -----------------------
  Total interest-bearing liabilities                   9,212,254      123,987     5.41%      8,473,057      98,177     4.65%
                                                     ------------------------              -----------------------
  Noninterest-bearing demand deposits                  1,365,427                             1,423,856
  Other liabilities                                      108,913                                83,811
                                                     -----------                           -----------
  Total liabilities                                   10,686,594                             9,980,724
  Shareholders' equity                                   694,305                               670,168
                                                     -----------                           -----------
Total liabilities and shareholders' equity           $11,380,899                           $10,650,892
                                                     ===========                           ===========

RATE DIFFERENTIAL                                                                 3.20%                                3.39%

NET YIELD ON INTEREST-EARNING ASSETS                                $ 100,574     3.85%                   $ 95,324     3.96%
                                                                    =========                             ========

         (1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are equal to actual dividends times 137.7%.

AVERAGE VOLUME AND RATE
(UNAUDITED)

(Dollars in thousands)                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------------
                                                                   2000                                   1999
                                                     ---------------------------------     -------------------------------
                                                       AVERAGE                               AVERAGE
                                                       VOLUME        INTEREST     RATE        VOLUME      INTEREST     RATE
                                                     ---------------------------------     --------------------------------
ASSETS
Loans, net                                           $ 8,559,695     $376,082     8.83%    $ 7,336,078     310,600     8.52%
Mortgage loans held for sale                              22,815          953     8.35%        530,279      18,999     7.17%
Investment securities and securities available
   For sale and other interest-earning assets          1,673,225       56,586     6.77%      1,656,876      51,330     6.20%
                                                     ------------------------              -----------------------
Total interest-earning assets(1)                      10,255,735      433,621     8.49%      9,523,233     380,929     8.04%
                                                     ------------------------              -----------------------

  Nonearning assets                                      935,704                               984,664
                                                     -----------                           -----------
    Total assets                                     $11,191,439                           $10,507,897
                                                     ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                          $ 6,699,492      163,858     4.92%    $ 6,052,929     131,955     4.40%
  Short-term borrowings                                1,385,345       41,505     6.02%      1,425,882      35,340     5.00%
  Long-term debt                                         972,958       30,736     6.35%        881,482      26,542     6.07%
                                                     ------------------------              -----------------------
  Total interest-bearing liabilities                   9,057,795      236,099     5.24%      8,360,293     193,837     4.68%
                                                     ------------------------              -----------------------
  Noninterest-bearing demand deposits                  1,328,169                             1,396,891
  Other liabilities                                      110,321                                89,453
                                                     -----------                           -----------
  Total liabilities                                   10,496,285                             9,846,637
  Shareholders' equity                                   695,154                               661,260
                                                     -----------                           -----------
Total liabilities and shareholders' equity           $11,191,439                           $10,507,897
                                                     ===========                           ===========

RATE DIFFERENTIAL                                                                 3.25%                                3.36%

NET YIELD ON INTEREST-EARNING ASSETS                              $   197,522     3.86%                   $187,092     3.94%
                                                                  ===========                             ========

         (1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets. Dividends earned and average rates for preferred stocks are reflected on a tax equivalent basis. Tax equivalent dividends are equal to actual dividends times 137.7%.

ANALYSIS OF INTEREST INCREASES (DECREASES)
(UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30, 2000
(Dollars in thousands)                             CHANGE FROM 1999 ATTRIBUTED TO (1)

                                                   TOTAL         VOLUME         RATE          MIX
                                                  --------      --------      --------      --------
INTEREST INCOME:
   Total loans, net                               $ 36,758      $ 27,542      $  8,466      $    750
   Mortgage loans held for sale                     (7,609)       (7,667)        1,499        (1,441)
   Investment securities and securities
   for sale and other interest-earning assets        1,911          (694)        2,662           (57)
                                                  --------      --------      --------      --------
Total interest income(2)                            31,060        19,181        12,627          (748)
                                                  --------      --------      --------      --------

INTEREST EXPENSE:
  Interest-bearing deposits                       $ 18,782      $  6,644      $ 11,125         1,013
  Short-term borrowings                              6,490         1,605         4,817            68
  Long-term debt                                       538            50           546           (58)
                                                  --------      --------      --------      --------
Total interest expense                              25,810         8,299        16,488         1,023
                                                  --------      --------      --------      --------
Net interest income                               $  5,250      $ 10,882      $ (3,861)     $ (1,771)
                                                  ========      ========      ========      ========


                                                     SIX MONTHS ENDED JUNE 30, 2000
                                                     CHANGE FROM 1999 ATTRIBUTED TO (1)
                                                   TOTAL         VOLUME         RATE          MIX
                                                  --------      --------      --------      --------

INTEREST INCOME:
   Total loans, net                               $ 65,482      $ 51,983      $ 11,340      $  2,159
   Mortgage loans held for sale                    (18,046)      (18,143)        3,120        (3,023)
   Investment securities and securities
   for sale and other interest-earning assets        5,256           506         4,709            41
                                                  --------      --------      --------      --------
Total interest income(2)                            52,692        34,346        19,169          (823)
                                                  --------      --------      --------      --------

INTEREST EXPENSE:
  Interest-bearing deposits                       $ 31,903      $ 14,185      $ 15,694      $  2,024
  Short-term borrowings                              6,165        (1,011)        7,252           (76)
  Long-term debt                                     4,194         2,769         1,231           194
                                                  --------      --------      --------      --------
Total interest expense                              42,262        15,943        24,177         2,142
                                                  --------      --------      --------      --------
Net interest income                               $ 10,430      $ 18,403      $ (5,008)     $ (2,965)
                                                  ========      ========      --------      ========


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

Analysis of Continuing Operations
NET INTEREST INCOME

Net interest income on a tax equivalent basis increased $5.3 million to $100.6 million for the quarter ended June 30, 2000 from $95.3 million for the quarter ended June 30, 1999. The net yield on interest earning assets decreased from 3.96% to 3.85% for the three months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 2000, net interest income on a tax equivalent basis increased $10.4 million to $197.5 million as compared to $187.1 million for the same period in 1999. The net yield on interest earning assets decreased from 3.94% to 3.86% for the six months ended June 30, 1999 compared to the same period in 2000.

As reflected on the previous tables, the increase in net interest income for the three and six months was primarily attributable to loan growth, which was partially offset by higher funding rates. During the first six months of 1999 the prime rate was 7.75% compared to a weighted average of 8.91% for the first six months of 2000. The increase in rates and increased use of wholesale funding are the primary reason for the decline in net interest margin.

LOAN LOSS PROVISION:

The provision for possible loan losses for the six months ended June 30, 2000 was $12,961,000 compared to $12,454,000 for the same period in 1999. While asset quality remains good, strong loan growth in 2000 has required an increased loan loss provision. The current allowance for possible loan losses provides 256% coverage of nonperforming loans compared to 269% at December 31, 1999 and 288% at June 30, 1999. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.


NONINTEREST INCOME:

Noninterest income increased $3.0 million for the six months ended June 30, 2000 compared to the same period in 1999 and $2.4 million for the three months ended June 30, 2000 over the three months ended June 30, 1999. These increases are primarily attributable to additional fee income related to wealth management, and electronic banking activities as well as retail mortgage production in the banking regions.

BancGroup is continuing to expand its services through increased efforts in private banking and wealth management services, which include asset management services, trust services and sales of mutual funds and annuities. Wealth management services contributed $4.9 million to non-interest income for the six months ended June 30, 2000 compared to $3.1 million for the same period last year. International banking activities resulted in $904,000 in non-interest income for the six months ended June 30, 2000 compared to $590,000 for the same period last year. BancGroup also continues to expand electronic banking services through its ATM network, check card services, and internet banking. Non-interest income for electronic banking services increased approximately 29% for the six months ended June 30, 2000 compared to the same period in 1999 while income from traditional banking services such as service charges remained level.

NONINTEREST EXPENSES:

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $44.5 million and $88.2 million for the three and six months ended June 30, 2000, respectively compared to $39.9 million and $79.7 million for the three and six months ended June 30, 1999. BancGroup's efficiency ratio was 52.97% and 52.46% for the six months ended June 30, 2000 and 1999, respectively.

Noninterest expense increased $11.4 million and $6.9 million for the six and three months ended June 30, 2000, compared to the same periods in 1999.

The increase in noninterest expenses is primarily due to an increase of approximately $5.2 million and $2.9 million, for the six and three months ended June 30, 2000 over the same period in 1999 in salaries and employee benefits. These salary increases are due to normal wage increases, increased commission expense related to investment sales activities, and increased compensation for the 2000 Branch Incentive Program. Occupancy and equipment expense increased $3.0 million and $1.5 million for the six months and three months ended June 30, 2000, respectively. These increases are due to improvements and expansions of bank facilities as well as improved technology equipment and software. The remaining increase of $3.2 million and $2.5 million is primarily the result of other miscellaneous expenses related to normal business operations.

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximately 36.5% and 36.8%, estimated annual effective tax rate for the years 2000 and 1999, respectively. The provision for income taxes for the six months ended June 30, 2000 and 1999 was $34,888,000 and $32,513,000, respectively.

ANALYSIS OF DISCONTINUED OPERATIONS:

BancGroup estimates that the cost of disposing of its mortgage servicing, net of the operating profit (loss) from June 30, 2000 until final disposition of discontinued mortgage operations will be approximately $4.0 million after tax.

Refer to Note G in the Consolidated Financial Statements for additional information related to discontinued operations.

Part II              Other Information

ITEM 1:  Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT
         PART 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders

As previously reported, on April 19, 2000 the annual meeting of the shareholders of Colonial BancGroup was held. The following are the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals.

    1)      Election of the following directors:
            Term Expiring 2003.

                                                 For               Withhold
                                              ------------------------------
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

             To elect the nominee named in the Proxy Statement as director to serve the term of two (2) years. Term Expiring in 2002
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


                                                                                              For        Against      Abstain
         2)       To amend the 1992 Incentive Stock Option Plan of The Colonial
                  BancGroup, Inc. (the ISO Plan) to increase the number of
                  shares of Common Stock eligible to be issued under the ISO               83,098,023    4,700,683     811,298
                  Plan from 4,200,000 shares to 5,700,000 shares

         3)       To adopt the Management Incentive Plan (the MIP).                        81,993,422    4,345,793   2,070,789

         4)       To amend the 1992 Non-Qualified Stock Option Plan to provide that the maximum number of shares of Common Stock, with
                  respect to which options may be granted to any eligible                  81,405,732    6,237,840     966,432
                  employee under the NQSO Plan during any Plan Year, shall not exceed 200,000.

         5)       To amend the Stock Bonus and Retention Plan (the Stock Plan)
                  to (a) provide that during any Plan Year no participant shall
                  receive more than 150,000 shares of Common Stock under the               83,836,042    3,908,713     865,249
                  Stock Plan and (b) allow performance-based goals pursuant to
                  Section 162(m) of the Internal Revenue Code to be used in
                  making awards.


ITEM 5:   Other Events - N/A

ITEM 6: (a) Form 8-K - Was filed on July 18, 2000 in regard to a letter of intent for the sale of approximately $5.0 billion of principal value of the mortgage servicing portfolio to a third party.
         (b) Exhibit 27 - Financial Data Schedule (for SEC use only)


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               THE COLONIAL BANCGROUP, INC.


Date: August 14, 2000                          By: /s/ W. Flake Oakley, IV
                                               ---------------------------
                                               W. Flake Oakley, IV
                                               its Chief Financial Officer