Form 10-Q
period 2000-09-30
COLONIAL BANCGROUP INC
filed 2000-11-14
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2000         COMMISSION FILE NUMBER 1-13508


                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                                 63-0661573
------------------------------------                        -------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
  incorporation of organization)


                              One Commerce Street
                           Montgomery, Alabama 36104
                ------------------------------------------------
                    (Address of principle executive offices)


                                 (334) 240-5000
                ------------------------------------------------
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.


               Class                                                                Outstanding as of October 31, 2000
------------------------------------                                                -------------------------------
   Common Stock, $2.50 Par Value                                                             113,078,539

                          THE COLONIAL BANCGROUP, INC.
                                     INDEX


                                                                                                                PAGE
           PART I. FINANCIAL INFORMATION                                                                       NUMBER
                                                                                                               ------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Statements of Condition - September 30, 2000, December 31, 1999 and
           September 30, 1999                                                                                   -1-

           Condensed Consolidated Statements of Income - Nine months ended September 30, 2000 and
           September 30, 1999 and Three months ended September 30, 2000 and September 30, 1999                  -2-

           Condensed Consolidated Statements of Comprehensive Income - Nine months ended September 30, 2000
           and September 30, 1999 and Three months ended September 30, 2000 and September 30, 1999              -3-

           Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and
           September 30, 1999                                                                                   -4-

           Noted to Consolidated Financial Statements - September 30, 2000                                      -5-

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                -9-

           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                    -19

Item 2.    Changes in Securities and Use of Proceeds                                                            -19-

Item 3.    Defaults Upon Senior Securities                                                                      -19-

Item 4.    Submission of Matters to a Vote of Security Holders                                                  -19-

Item 5.    Other Information                                                                                    -19-

Item 6.    Exhibits and Reports on Form 8-K                                                                     -19-

           SIGNATURES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to business reorganizations and the integration of the business of The Colonial BancGroup, Inc. ("BancGroup") and acquired institutions are greater than expected , (iv) changes in the interest rate environment which reduce margins; (v) changes which may occur in regulatory environment; (vi) a significant rate of inflation (deflation); and (vii) changes in the securities markets. When used in this report, the words "believes", "estimates", "plans", "expects", "should", "may", "might", "outlook", and "anticipates" and similar expressions as the relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                September 30,      December 31,       September 30,
                                                                                    2000               1999               1999
                                                                                -------------      ------------       -------------
ASSETS:
       Cash and due from banks                                                  $    280,628       $    338,433       $    324,015
       Interest-bearing deposits in banks and federal funds sold                      61,122             30,482             17,355
       Securities held for trading                                                        --                 --                709
       Securities available for sale                                               1,482,962          1,489,991          1,475,364
       Investment securities                                                          47,814             61,682            103,294
       Mortgage loans held for Sale                                                    9,940             33,150            182,093
       Loans, net of unearned income                                               9,107,393          8,228,149          7,856,226
            Less:  Allowance for possible loan losses                               (103,861)           (95,993)           (91,752)
                                                                                ------------       ------------       ------------
       Loans, net                                                                  9,003,532          8,132,156          7,764,474
       Premises and equipment                                                        186,239            190,946            194,557
       Excess of cost over tangible and identified intangible
            assets acquired, net                                                      75,691             79,468             80,892
       Mortgage serving rights                                                            --            238,405            270,428
       Other real estate owned                                                         6,510              9,215              6,196
       Accrued interest and other assets                                             321,090            250,171            201,547
                                                                                ------------       ------------       ------------
TOTAL ASSETS                                                                    $ 11,475,528       $ 10,854,099       $ 10,620,924
                                                                                ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
       Deposits                                                                 $  8,043,850       $  7,967,978       $  7,601,210
       FHLB short-term borrowings                                                    475,000            490,000            370,000
       Other short-term borrowings                                                 1,475,526            703,429            912,600
       Subordinated debt                                                             111,929            112,048            112,440
       Trust preferred securities                                                     70,000             70,000             70,000
       FHLB long-term debt                                                           347,136            572,549            645,515
       Other long-term debt                                                          134,475            134,974            135,167
       Other liabilities                                                              94,036            107,942             93,249
                                                                                ------------       ------------       ------------
Total liabilities                                                                 10,751,952         10,158,920          9,940,181

SHAREHOLDERS' EQUITY
       Common Stock, $2.50 par value; 200,000,000 shares authorized
            113,083,937, 112,106,663 and 111,920,707 shares issued at
            Sept. 30, 2000; Dec. 31, 1999 and Sept. 30, 1999, respectively           282,710            280,267            279,802
       Treasury shares (2,788,420 shares at September 30, 2000)                      (26,607)                --                 --
       Additional paid in capital                                                    118,650            118,728            118,103
       Retained earnings                                                             374,361            326,578            306,462
       Unearned compensation                                                          (2,942)            (1,622)            (1,839)
       Accumulated other comprehensive income (loss), net of taxes                   (22,596)           (28,772)           (21,785)
                                                                                ------------       ------------       ------------
Total shareholders' equity                                                           723,576            695,179            680,743
                                                                                ------------       ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 11,475,528       $ 10,854,099       $ 10,620,924
                                                                                ============       ============       ============


    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                           Nine Months Ended              Three Months Ended
                                                              September 30,                 September 30,
                                                        -------------------------       -----------------------
                                                           2000            1999           2000           1999
                                                        ---------       ---------       --------      ---------
INTEREST INCOME:
       Interest and fees on loans                       $ 579,127       $ 475,930       $202,489      $ 165,851
       Interest on investments                             81,234          74,573         27,227         25,542
       Other interest income                                1,967           1,810            712            620
                                                        ---------       ---------       --------      ---------
Total interest income                                     662,328         552,313        230,428        192,013
                                                        ---------       ---------       --------      ---------


INTEREST EXPENSE:
       Interest on deposits                               256,576         200,900         92,718         68,945
       Interest on short-term borrowings                   68,375          37,042         26,870         13,739
       Interest on long-term debt                          44,564          38,980         14,674         14,207
                                                        ---------       ---------       --------      ---------
Total interest expense                                    369,515         276,922        134,262         96,891
                                                        ---------       ---------       --------      ---------


Net Interest Income                                       292,813         275,391         96,166         95,122
Provision for possible loan losses                         21,822          19,468          8,861          7,014
                                                        ---------       ---------       --------      ---------
Net Interest Income After Provision for
       Possible Loan Losses                               270,991         255,923         87,305         88,108
                                                        ---------       ---------       --------      ---------


NONINTEREST INCOME:
       Service charges on deposit accounts                 28,551          28,660          9,726          9,739
       Other charges, fees and commissions                  7,925           6,598          2,873          2,091
       Securities gains (losses), net                         (40)            499             21            490
       Other income                                        20,162          22,958          8,029         13,413
                                                        ---------       ---------       --------      ---------
Total noninterest income                                   56,598          58,715         20,649         25,733
                                                        ---------       ---------       --------      ---------


NONINTEREST EXPENSE:
       Salaries and employee benefits                      93,501          85,493         32,158         29,380
       Occupancy expense, net                              22,479          20,863          7,788          7,187
       Furniture and equipment expense                     21,521          18,749          7,277          6,568
       Other expense                                       49,566          48,374         15,753         17,620
                                                        ---------       ---------       --------      ---------
Total noninterest expense                                 187,067         173,479         62,976         60,755
                                                        ---------       ---------       --------      ---------


INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                140,522         141,159         44,978         53,086
Applicable income taxes                                    51,305          52,236         16,417         19,723
                                                        ---------       ---------       --------      ---------
INCOME FROM CONTINUING OPERATIONS                          89,217          88,923         28,561         33,363

Discontinued Operations:
       Income/(Loss) from discontinued operations,
       net of income taxes of $(450), $(46), $0,
       and $(1,771) for the nine months ended
       September 30, 2000 and 1999 and for the
       three months ended September 30, 2000
       and 1999                                              (743)            (76)            --         (2,927)

Loss on disposal of discontinued operations
       (net of income tax benefit of $2,394)               (3,956)
                                                        ---------       ---------       --------      ---------
NET INCOME                                              $  84,518       $  88,847       $ 28,561      $  30,436
                                                        =========       =========       ========      =========

EARNINGS PER SHARE:

       INCOME FROM CONTINUING OPERATIONS:
          BASIC                                         $    0.80       $    0.80       $   0.26      $    0.30
          DILUTED                                       $    0.80       $    0.79       $   0.26      $    0.29

       NET INCOME:
          Basic                                         $    0.76       $    0.80       $   0.26      $    0.27
          Diluted                                       $    0.76       $    0.79       $   0.26      $    0.27


    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                         Nine Months Ended            Three Months Ended
                                                                           September 30,                 September 30,
                                                                      -----------------------       -----------------------
                                                                        2000           1999           2000           1999
                                                                      --------       --------       --------       --------

NET INCOME                                                            $ 84,518       $ 88,847       $ 28,561       $ 30,436

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
  Unrealized gains (losses) on securities available for sale
       arising during the period, net of taxes                           6,194        (24,176)         9,681         (7,806)
  Less: reclassification adjustment for net (gains)
       losses included in net income, net of taxes                         (18)            53            (13)            58
                                                                      --------       --------       --------       --------
                                                                         6,176        (24,123)         9,668         (7,748)

COMPREHENSIVE INCOME                                                  $ 90,694       $ 64,724       $ 38,229       $ 22,688
                                                                      ========       ========       ========       ========


    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                               Nine Months Ended
                                                                                September 30,
                                                                           -------------------------
                                                                             2000            1999
                                                                           ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 299,002       $ 545,480
                                                                           ---------       ---------

Cash flows from investing activities:
       Proceeds from maturities of securities available for sale             146,520         279,217
       Proceeds from sales of securities available for sale                  178,835         168,264
       Purchase of securities available for sale                            (308,162)       (545,040)
       Proceeds from maturities of investment securities                      13,834          68,115
       Purchase of investment securities                                          --            (643)
       Net increase in loans                                                (895,359)       (770,373)
       Capital expenditures                                                  (16,319)        (34,892)
       Proceeds from sale of other real estate owned                           9,009          13,559
       Other, net                                                              2,100           4,777
                                                                           ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                       (869,542)       (817,016)
                                                                           ---------       ---------

Cash flows from financing activities:
       Net increase in demand, savings, and time deposits                     75,872         155,058
       Net increase (decrease) in federal funds purchased, repurchase
            agreements and other short-term borrowings                       632,092        (303,089)
       Proceeds from issuance of long-term debt                               50,000         349,976
       Repayment of long-term debt                                          (150,908)        (58,477)
       Proceeds from issuance of common stock                                  5,366           6,154
       Purchase of Treasury Stock                                            (32,317)             --
       Dividends paid                                                        (36,733)        (31,682)
                                                                           ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    543,372         117,940
                                                                           ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (27,168)       (153,596)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               368,918         494,966
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                  $ 341,750       $ 341,370
                                                                           =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during nine months for:
       Interest                                                            $ 374,348       $ 296,952
       Income taxes                                                           58,000          54,825
Non-cash investing activities:
       Transfer of loans to other real estate                              $   6,931       $  10,823
       Origination of loans, for the sale of other real estate             $   3,085       $      --
Non-cash financing activities:
       Conversion of subordinated debentures to common stock               $     119       $     102


    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements


NOTE A-ACCOUNTING POLICIES/RESTATEMENT

         The Colonial BancGroup, Inc. and its subsidiaries ("BancGroup") have not changed their accounting and reporting policies from those stated in the 1999 annual report on Form 10-K other than the election of discontinued operations accounting for its mortgage banking segment (see Note E). These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 1999 annual report on Form 10-K.

         In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2000 and 1999 and the results of operations and cash flows for the interim periods ended September 30, 2000 and 1999. All 2000 interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B-COMMITMENTS AND CONTINGENCIES

         BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2000 will have a materially adverse effect on BancGroup's financial statements.

NOTE C-RECENT ACCOUNTING PRONOUNCEMENTS

         On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains, and losses) depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133," an amendment to delay the effective date of FASB Statement No. 133. The effective date for this statement was delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management determined that the impact from implementing SFAS No. 133 and SFAS No. 137 will not have a material effect on BancGroup's financial statements.

NOTE D-MORTGAGE SERVICING RIGHTS

         An analysis of mortgage servicing rights and the related valuation reserve is as follows:


                                       Nine Months Ended
(In thousands)                           September 30,
                                    -------------------------
                                      2000            1999
                                    ---------       ---------
MORTGAGE SERVICING RIGHTS

Balance, January 1                  $ 265,888       $ 221,798
Additions, net                            981          60,331
Sales                                (203,712)             --
Scheduled amortization                (13,432)        (28,329)
Hedge losses applied                  (49,725)         49,164
                                    ---------       ---------
Balance, September 30               $      --       $ 302,964
                                    =========       =========

VALUATION RESERVE

Balance, January 1                  $  27,483       $  38,329
Reduction                             (27,783)         (6,078)
Additions                                 300             285
                                    ---------       ---------
Balance, September 30                      --          32,536
                                    ---------       ---------
MORTGAGE SERVICING RIGHTS, NET      $      --       $ 270,428
                                    =========       =========


NOTE E-DISCONTINUED OPERATIONS

         On July 17, 2000, the Board of Directors of BancGroup approved a letter of intent with a third party to sell the rights to service approximately $5 billion of mortgage loans serviced by Colonial Bank. This sale was completed on August 28, 2000. Final transfer of servicing is expected to be completed in the fourth quarter of 2000. With the completion of this transaction, along with previously disclosed sales of mortgage servicing, BancGroup will exit the mortgage servicing business. BancGroup has entered into a five year agreement with a third party to service its residential real estate portfolio loans.

         For the quarter ended June 30, 2000, BancGroup recorded a loss on the disposal of the discontinued operations of $4.0 million after tax. The results of the mortgage servicing business have been classified as a discontinued operation in the accompanying financial statements. Loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2000 and 1999 were $4.7 million and $76,000, respectively and $0 and $2.9 million for the three months ended September 30, 2000 and 1999, respectively.

NOTE F-EARNINGS PER SHARE

         The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:


                                            NINE MONTHS ENDED SEPTEMBER 30,        THREE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE                            PER SHARE                               PER SHARE
             AMOUNTS)                     INCOME       SHARES       AMOUNT        INCOME       SHARES        AMOUNT
                                         -------      -------      ---------     -------      -------      ---------
2000
Basic EPS
      Net Income                         $84,518      110,917        $  0.76     $28,561      110,260      $  0.26
      Effect of dilutive securities
           Options                                        135                                     112
           Convertible debentures            143          598                         48          593
                                         -------      -------                    -------      -------
Diluted EPS                              $84,661      111,650        $  0.76     $28,609      110,965      $  0.26
                                         =======      =======                    =======      =======

1999
Basic EPS                                $88,847      111,580        $  0.80     $30,436      111,815      $  0.27
      Net Income
      Effect of dilutive securities
           Options                                        978                                     951
           Convertible debentures            164          671                         54          667
                                         -------      -------                    -------      -------
Diluted EPS                              $89,011      113,229        $  0.79     $30,490      113,433      $  0.27
                                         =======      =======                    =======      =======

NOTE G-SEGMENT INFORMATION

         Through its wholly owned subsidiary Colonial Bank, BancGroup segments its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Colonial Bank operates 233 branches throughout 6 states.

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

         The following tables reflect the approximate amounts of consolidated revenues, expense, and assets for the quarters and nine months ended September 30, 2000 and 1999 for each segment: (in thousands)


                                                                                                         DISCONTINUED
                                                                             CONTINUING OPERATIONS        OPERATIONS(1)
                                                                  -------------------------------------- ------------
NINE MONTHS ENDED SEPTEMBER 30, 2000                               COMMERCIAL      CORPORATE                MORTGAGE  CONSOLIDATED
                                                                    BANKING         OTHER*       TOTAL      BANKING    BANCGROUP
                                                                  -----------------------------------------------------------------

Net interest income                                               $ 298,045       $(5,232)      $292,813    $    --     $292,813
Provision for possible loan losses                                   21,822            --         21,822         --       21,822
Noninterest income                                                   56,622           (24)        56,598         --       56,598
Depreciation and Amortization                                        23,148          (311)        22,837         --       22,837
Non interest expense                                                160,933         3,297        164,230         --      164,230
                                                                  ---------       -------       --------    -------     --------
       Income from Continuing Operations before Income Taxes        148,764        (8,242)       140,522         --      140,522
Applicable income taxes                                              53,552        (2,247)        51,305         --       51,305
                                                                  ---------       -------       --------    -------     --------
       INCOME FROM CONTINUING OPERATIONS                          $  95,212       $(5,995)      $ 89,217    $    --     $ 89,217
Income (Loss) from Discontinued Operations and Loss
       on Disposal (Net of Taxes)                                                                            (4,699)     (4,699)
                                                                  ---------       -------       --------    -------     --------
       NET INCOME                                                 $  95,212       $(5,995)      $ 89,217    $(4,699)    $ 84,518
                                                                  =========       =======       ========    =======     ========


                                                                                                         DISCONTINUED
                                                                             CONTINUING OPERATIONS        OPERATIONS(1)
                                                                  -------------------------------------- ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999                               COMMERCIAL      CORPORATE                MORTGAGE  CONSOLIDATED
                                                                    BANKING         OTHER*       TOTAL      BANKING    BANCGROUP
                                                                  -----------------------------------------------------------------

Net interest income                                               $ 281,060       $(5,669)      $275,391    $    --     $275,391
Provision for possible loan losses                                   19,468            --         19,468         --       19,468
Noninterest income                                                   58,494           221         58,715         --       58,715
Depreciation and Amortization                                        20,939          (306)        20,633         --       20,633
Non interest expense                                                150,442         2,404        152,846         --      152,846
                                                                  ---------       -------       --------    -------     --------
       Income from Continuing Operations before Income Taxes        148,705        (7,546)       141,159         --      141,159
Applicable income taxes                                              54,896        (2,660)        52,236         --       52,236
                                                                  ---------       -------       --------    -------     --------
       INCOME FROM CONTINUING OPERATIONS                          $  93,809       $(4,886)      $ 88,923    $    --     $ 88,923
Income (Loss) from Discontinued Operations and Loss
       on Disposal (Net of Taxes)                                                                               (76)         (76)
                                                                  ---------       -------       --------    -------     --------
       NET INCOME                                                 $  93,809       $(4,886)      $ 88,923    $   (76)    $ 88,847
                                                                  =========       =======       ========    =======     ========

*  Includes eliminations of certain intercompany transactions

(1) See Note E for additional information related to Discontinued Operations.

                                                                                                         DISCONTINUED
                                                                             CONTINUING OPERATIONS        OPERATIONS(1)
                                                                  -------------------------------------- ------------
QUARTER ENDED SEPTEMBER 30, 2000                                   COMMERCIAL      CORPORATE                MORTGAGE  CONSOLIDATED
                                                                    BANKING         OTHER*       TOTAL      BANKING    BANCGROUP
                                                                  -----------------------------------------------------------------

Net interest income                                               $  97,969       $(1,803)      $ 96,166    $    --     $ 96,166
Provision for possible loan losses                                    8,861            --          8,861         --        8,861
Noninterest income                                                   20,657            (8)        20,649         --       20,649
Depreciation and Amortization                                         7,661          (105)         7,556         --        7,556
Non interest expense                                                 54,246         1,174         55,420         --       55,420
                                                                  ---------       -------       --------    -------     --------
       Income from Continuing Operations before Income Taxes         47,858        (2,880)        44,978         --       44,978
Applicable income taxes                                              17,214          (797)        16,417         --       16,417
                                                                  ---------       -------       --------    -------     --------
       INCOME FROM CONTINUING OPERATIONS                          $  30,644       $(2,083)      $ 28,561    $    --     $ 28,561
Income (Loss) from Discontinued Operations and Loss
       on Disposal (Net of Taxes)                                                                                --          --
                                                                  ---------       -------       --------    -------     --------
       NET INCOME                                                 $  30,644       $(2,083)      $ 28,561    $    --     $ 28,561
                                                                  =========       =======       ========    =======     ========


                                                                                                         DISCONTINUED
                                                                             CONTINUING OPERATIONS        OPERATIONS(1)
                                                                  -------------------------------------- ------------
QUARTER ENDED SEPTEMBER 30, 1999                                   COMMERCIAL      CORPORATE                MORTGAGE  CONSOLIDATED
                                                                    BANKING         OTHER*       TOTAL      BANKING    BANCGROUP
                                                                  -----------------------------------------------------------------

Net interest income                                               $  97,059       $(1,937)      $ 95,122    $    --     $ 95,122
Provision for possible loan losses                                    7,014            --          7,014         --        7,014
Noninterest income                                                   25,741            (8)        25,733         --       25,733
Depreciation and Amortization                                         6,973          (102)         6,871         --        6,871
Non interest expense                                                 53,362           522         53,884         --       53,884
                                                                  ---------       -------       --------    -------     --------
       Income from Continuing Operations before Income Taxes         55,451        (2,365)        53,086         --       53,086
Applicable income taxes                                              20,634          (911)        19,723         --       19,723
                                                                  ---------       -------       --------    -------     --------
       INCOME FROM CONTINUING OPERATIONS                          $  34,817       $(1,454)      $ 33,363    $    --     $ 33,363
Income (Loss) from Discontinued Operations and Loss
       on Disposal (Net of Taxes)                                                                            (2,927)     (2,927)
                                                                  ---------       -------       --------    -------     --------
       NET INCOME                                                 $  34,817       $(1,454)      $ 33,363    $(2,927)    $ 30,436
                                                                  =========       =======       ========    =======     ========

*  Includes eliminations of certain intercompany transactions

(1) See Note E for additional information related to Discontinued Operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

         Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the nine months and twelve months ended September 30, 2000, respectively, as follows (in thousands):


                                           DECEMBER 31, 1999                  September 30, 1999
                                         TO SEPTEMBER 30, 2000               to September 30, 2000
                                           INCREASE (DECREASE)                Increase (Decrease)
                                       --------------------------         ---------------------------
                                         AMOUNT              %             Amount                 %
                                       --------------------------         ---------------------------

Assets
       Bank                            $ 857,029             8.2%         $ 1,236,807            12.2%
       Mortgage Banking                 (235,778)          -69.0%            (382,435)          -78.3%
       Other                                 178             1.4%                 232             1.9%
                                       --------------------------         ---------------------------
Total assets                             621,429             5.7%             854,604             8.0%
                                       --------------------------         ---------------------------
Securities                               (20,897)           -1.3%             (48,591)           -3.1%
Mortgage loans held for sale             (23,210)          -70.0%            (172,153)          -94.5%
Loans, net of unearned income            879,244            10.7%           1,251,167            15.9%
Mortgage Servicing Rights               (238,405)         -100.0%            (270,428)         -100.0%
Deposits                                  75,872             1.0%             442,640             5.8%
Long term debt                          (225,912)          -31.9%            (299,071)          -38.3%


ASSETS:

         BancGroup's assets have increased 8.0% and 5.7% since September 30, 1999 and December 31, 1999, respectively. This growth resulted primarily from internal loan growth throughout BancGroup's banking regions.

SECURITIES:

         Investment securities and securities available for sale have decreased $49 million (3.1%) and $21 million (1.3%) since September 30, 1999 and December 31, 1999, respectively. These fluctuations were due to strong demand for funds.

LOANS AND MORTGAGE LOANS HELD FOR SALE:

         Loans, net of unearned income, have increased $1.3 billion (16%) and $879 million (11%) from September 30, 1999, and December 31, 1999, respectively. These increases are primarily due to internal growth. For the nine months of 2000, loan growth was concentrated in the Florida, Georgia, and Alabama markets which represented 56%, 20%, and 18% of the growth, respectively.

         Mortgage loans held for sale are funded on a short-term basis (less than 90 days) while they are being packaged for sale in the secondary market. In October 1999, BancGroup sold the wholesale production unit of the mortgage banking division. As a result of decreased activity due to this sale and increasing mortgage rates, mortgage loans held for sale decreased $172 million from September 30, 1999. Mortgage loans held for sale decreased $23 million from December 31, 1999 due to a decline in retail mortgage production.

GROSS LOANS BY CATEGORY
(In thousands)


                                                     SEPT. 30,                Dec. 31,               Sept. 30,
                                                       2000                     1999                    1999
                                                     ----------              ----------              ----------
Commercial, financial, and agricultural              $1,164,525              $1,126,191              $1,074,796
Real estate - commercial                              2,962,449               2,538,304               2,459,944
Real estate - construction                            1,706,198               1,435,004               1,297,822
Real estate - residential                             2,546,494               2,528,413               2,440,681
Installment and consumer                                285,284                 297,555                 304,286
Other                                                   442,443                 302,682                 278,697
                                                     ----------              ----------              ----------
Total loans                                          $9,107,393              $8,228,149              $7,856,226
                                                     ==========              ==========              ==========


         The majority of the $879 million in loan growth for nine months of 2000 has been in loans collateralized by commercial real estate, which increased approximately $424 million from December 31, 1999 and construction loans which increased approximately $271 million from December 31, 1999. The increase of $1.3 billion from September 30, 1999, consisted primarily of commercial real estate loans of $503 million and construction loans of $408 million. Residential real estate loans increased $18 million and $106 million from December 31, 1999 and September 30, 1999, respectively. Residential real estate loans consist primarily of adjustable rate first mortgage loans. BancGroup generally sells fixed rate loans in the secondary markets.

BancGroup's loans are concentrated in various areas in Alabama, the metropolitan Atlanta market, as well as BancGroup's Florida markets. Colonial's loan portfolio is distributed throughout its banking regions as follows: 42% in Alabama, 39% in Florida, 12% in Georgia, 4% in Nevada, and 3% in Texas. Other loans includes a unit established for loans to unaffiliated mortgage companies to provide warehouse lines of credit while those companies' loans are being packaged for sale in the secondary market. The increase in other loans is primarily due to the increase in these warehouse lines.

         Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocations of the total allowance represents an approximation of the reserves for each category of loans based on management's evaluation of risk within each loan type.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                     PERCENT OF                      Percent of                       Percent of
                                    SEPT. 30,        LOANS TO         Dec. 31,        Loans to        Sept. 30,        Loans to
                                      2000          TOTAL LOANS        1999         Total Loans         1999         Total Loans
                                    ---------       -----------       --------      -----------       ---------      -----------
(In thousands)
Commercial, financial,
      and agricultural              $ 25,660             12.8%        $23,051             13.7%        $22,085            13.7%
Real estate - commercial              40,767             32.5          34,729             30.8          32,930            31.3
Real estate - construction            17,439             18.7          16,907             17.4          17,634            16.5
Real estate - residential             12,732             28.0          12,642             30.7          12,203            31.1
Installment and consumer               3,276              3.1           3,992              3.6           4,101             3.9
Other                                  3,987              4.9           4,672              3.8           2,799             3.5
                                    --------            -----         -------            -----         -------            ----
TOTAL                               $103,861            100.0%        $95,993            100.0%        $91,752            100.0%
                                    ========            =====         =======            =====         =======            ====

SUMMARY OF LOAN LOSS EXPERIENCE


                                                              NINE MONTHS             Year               Nine Months
                                                                 ENDED                Ended                Ended
(In thousands)                                               SEPT. 30, 2000        Dec. 31, 1999       Sept. 30, 1999
                                                             --------------        -------------       --------------
Allowance for possible loan losses - January 1                  $ 95,993              $83,562              $83,562
Charge-offs:
       Commercial, financial, and agricultural                     8,513                9,627                7,512
       Real estate - commercial                                    2,557                3,226                2,153
       Real estate - construction                                    117                1,171                  404
       Real estate - residential                                   2,208                2,579                2,043
       Installment and consumer                                    3,189                5,044                3,589
       Other                                                         882                1,711                1,274
                                                                --------              -------              -------
Total charge-offs                                                 17,466               23,358               16,975
                                                                ========              =======              =======


Recoveries:
       Commercial, financial, and agricultural                     1,083                2,516                2,352
       Real estate - commercial                                      375                  601                  340
       Real estate - construction                                     61                   54                   42
       Real estate - residential                                     397                  849                  797
       Installment and consumer                                    1,340                2,678                1,848
       Other                                                         256                  384                  318
                                                                --------              -------              -------
Total recoveries                                                   3,512                7,082                5,697
                                                                --------              -------              -------


Net charge-offs                                                   13,954               16,276               11,278
Addition to allowance charged to operating expense                21,822               28,707               19,468
                                                                --------              -------              -------
Allowance for possible loan losses-end of period                $103,861              $95,993              $91,752
                                                                ========              =======              =======


NONPERFORMING ASSETS ARE SUMMARIZED BELOW


(In thousands)                                               SEPT. 30, 2000        Dec. 31, 1999       Sept. 30, 1999
                                                             --------------        -------------       --------------
Nonaccrual loans                                                $ 43,179              $34,461              $28,255
Restructured loans                                                 1,174                1,265                1,270
                                                                --------              -------              -------
       Total nonperforming loans*                                 44,353               35,726               29,525
Other real estate owned and in substance foreclosures              6,510                9,215                6,196
                                                                --------              -------              -------
       Total nonperforming assets*                              $ 50,863              $44,941              $35,721
                                                                ========              =======              =======
Aggregate loans contractually past due 90 days
       for which interest is being accrued                      $ 10,161              $11,184              $ 8,750
Net charge-offs:
       Quarter-to-Date                                          $  6,390              $ 4,998              $ 3,336
       Year-to-Date                                               13,954               16,276               11,278
RATIOS
Period end:
       Total nonperforming assets as a percent of net
         loans and other real estate                                0.56%                0.55%                0.45%
       Allowance as a percent of net loans                          1.14%                1.17%                1.17%
       Allowance as a percent of nonperforming assets*               204%                 214%                 257%
       Allowance as a percent of nonperforming loans*                234%                 269%                 311%
For the period end:
       Net charge-offs as a percent of average net loans
         (annualized basis)
       Quarter-to-Date                                              0.29%                0.25%                0.17%
       Year-to-Date                                                 0.21%                0.21%                0.20%


* Total does not include loans contractually past due 90 days or more, which are still accruing interest

         Asset quality as measured by nonperforming assets remains strong at 0.56% of net loans and other real estate at September 30, 2000. Nonperforming assets have increased $5.9 million from December 31, 1999. The increase in nonperforming assets primarily resulted from a $8.6 million increase in nonaccrual loans, partially offset by a $2.7 million decrease in other real estate. The increase in nonaccrual loans is primarily the result of three large credits in Alabama. The reduction in other real estate is primarily from the sale of one property in Alabama. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Allowance for possible loan losses is 1.14% of loans at September 30, 2000 as compared to 1.17% at December 31, 1999 and 1.17% at September 30, 1999. Annualized net charge-offs quarter to date remain low at .29% of loans for the quarter, half of which were from a single large loan to an Alabama customer. Annualized year to date charge-offs of .21% of loans were equal to the .21% experience for the full year 1999. Colonial continues to focus its efforts on relationship-based lending to known customers in its geographical market areas. Therefore, Colonial does not have significant exposure to losses from nationwide syndicated lending operations that generate loans outside of Colonial's geographic markets, indirect auto financing, or sub-prime lending.

         Management, through its loan officers, internal loan review staff, and external examinations by regulatory agencies has identified approximately $193 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and loan administration and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient and other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 2000, substantially all of these loans are current with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

         The above nonperforming loans and potential problem loans represent all material credits for which management has doubts as to the ability of the borrowers to comply with the loan repayment terms. The recorded investment in impaired loans at September 30, 2000 was $32.3 million and these loans had a corresponding valuation allowance of $14.4 million.

MORTGAGE SERVICING RIGHTS:

         The balance of Mortgage Servicing Rights was $0 at September 30, 2000 and $270.4 million at September 30, 1999. The company sold MSR's related to approximately $9 billion and $5 billion of principle balances from the mortgage loan servicing portfolio in March 2000 and August 2000, respectively. With the transfers of these loans, which is expected to be completed by this year-end, the company will have completed its plans to exit the mortgage servicing business. Included in Other Assets are the funds due from third parties upon completion of this transfer.

         As a result of the previously discussed plans to exit the mortgage servicing business, all hedges related to MSR's were liquidated during the third quarter of 2000.

LIQUIDITY:

The maintenance of adequate liquidity position and the monitoring of rate sensitivity are the responsibility of BancGroup's asset/liability management committee. BancGroup's governing policy provides for daily and longer term monitoring of both sources and uses of funds to properly maintain the liquidity position. The policy also establishes the criteria for monitoring the short and long term impact of interest rate fluctuations on these funds.

BancGroup has credit facilities at the FHLB, excluding funds available through short and long term federal funds lines. This credit facility is collateralized by BancGroup's, residential and real estate loans. At September 30, 2000, BancGroup had FHLB borrowings of $1,048 million outstanding leaving credit availability of $374 million based on current collateral. In addition to FHLB borrowings, correspondent banks and customers provide a consistent base of short-term funds with $1,247 million in Fed Funds purchased and repurchase agreements outstanding at September 30, 2000.

BancGroup has entered into reverse repurchase arrangements under which it purchased mortgage backed securities. These securities are collateral for $274 million in debt. During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $3 million was outstanding at September 30, 2000.

BancGroup also has an established brokered Certificate of Deposit (CD) program to offer CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At September 30, 2000, $326 million was outstanding under this program as compared to $608 million at December 31, 1999. BancGroup has a brokered money market program that attracts deposits from out-of-market customers. At September 30, 2000, $60 million was outstanding in this program, as compared to $239 million at December 31, 1999.

In addition to these external sources of funds, BancGroup through its acquisitions and branch expansion programs has increased its market presence in high growth markets in the country. The expansion was concentrated in Florida with additional growth in the Atlanta metropolitan area, Dallas, Texas and Reno and Las Vegas, Nevada. The company's growth market strategy put in place in 1996 has resulted in considerable success in the 2000 growth rates in various markets. The company's Alabama markets have experienced 6% annualized loan growth and 6% deposit growth, while the company's higher growth markets have contributed 25% loan growth and 16% deposit growth during this year. The principle goal is to provide BancGroup's retail customer base with convenient access to branch locations while enhancing BancGroup's potential for future increased profitability.

BancGroup continues several initiatives to grow deposits throughout its market. The high growth areas of Florida are a primary target due to lower cost funds in that market. Average retail deposits increased $518 million in the nine month period ending September 30, 2000. This increase represents 12% average internal growth on an annualized basis. The company's retail deposit base is currently 45% in Alabama, 39% in Florida, 10% in Georgia, 3% in Nevada, and 3% in Texas. The growth of deposits continues to be a primary strategic initiative of BancGroup, although competition for deposits remain strong within the banking industry as well as increased competition from other business sectors. In January 2000, a branch incentive plan was implemented in which a key goal is for employees to obtain an established deposit growth rate in their branches. Management has contracted with a consultant to target specific products and markets for future deposit campaigns in order to more cost effectively grow deposits. Each of these initiatives should provide a solid foundation for achieving BancGroup's deposit growth objectives. The growth in retail deposits provided funds which allowed the reduction in the brokered deposits discussed above as well as off-setting the reduction in custodial deposits resulting from the transfer of mortgage loan servicing to a third party as previously discussed.

CAPITAL RESOURCES:

Management continuously monitors BancGroup's capital adequacy and potential for future growth. BancGroup has access to equity capital markets through both public and private issuance's. Management considers these sources and the related return in addition to internally generated capital in evaluating future capital resources.

The Federal Reserve has issued guidelines identifying Tier I and Tier II capital components as well as minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. BancGroup issued $70 million in Trust Preferred Securities in 1997 that qualifies as Tier I capital and Colonial Bank issued $100 million in 8% Subordinated Notes in March 1999 that qualifies as Tier II capital. As a result of BancGroup's share repurchase plan, 2,788,420 of treasury shares were remaining at September 30, 2000. The capital related to these treasury shares is reflected as a reduction in Tier One Capital.

BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2000 are stated below:

Capital (in thousands):


      Tier I Capital:

           Shareholders' equity (as adjusted for unrealized loss on securities available for sale, less intangibles plus Trust
           Preferred Securities)                                                      $   740,846

      Tier II Capital:

           Allowable loan loss reserve                                                    103,861
           Subordinated debt                                                              111,929
                                                                                      -----------
      Total Capital                                                                   $   956,636
                                                                                      ===========

      Risk Adjusted Assets (in thousands)                                             $ 8,862,187


                                                                 September 30,     December 31,
                                                                     2000              1999
                                                                ----------------------------------------
      Tier I leverage ratio (minimum 3%)                            6.50%             6.58%
      Risk Adjusted Capital Ratios:

           Tier I Capital Ratio (minimum 4%)                        8.36%             8.71%
           Total Capital Ratio (minimum 8%)                        10.79%            11.31%


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

BancGroup incurred approximately $12,500,000 in expenditures on the Year 2000 project. Year 2000 project costs of approximately $560,000 were expensed during 1999 of which $260,000 was expensed during the nine months ended September 30, 1999. BancGroup does not anticipate additional material expenses in connection with the Year 2000 project.

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)                                                        THREE MONTHS ENDED, SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                                           2000                                  1999
                                                          ------------------------------------   ----------------------------------
                                                             AVERAGE                               AVERAGE
                                                             VOLUME       INTEREST      RATE       VOLUME         INTEREST    RATE
                                                          ------------------------------------   ----------------------------------
ASSETS

      Loans, net                                          $ 8,953,208     $202,640      9.01%     $ 7,749,951     $166,034    8.51%
      Mortgage loans held for sale                              7,820          169      8.64%         215,119        4,226    7.86%
      Investment securities and securities available
           for sale and other interest-earning assets       1,674,933       28,591      6.80%       1,697,875       26,643    6.27%
                                                          -------------------------              --------------------------

      Total interest-earning assets(1)                     10,635,961      231,400      8.67%       9,662,945      196,903    8.10%
                                                                          ---------                               ---------

      Nonearning assets                                       812,206                                 979,842
                                                          -----------                             -----------

Total Assets                                              $11,448,167                             $10,642,787
                                                          ===========                             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

      Interest-bearing deposits                           $ 6,866,967     $ 92,718      5.37%     $ 6,255,514     $ 68,945    4.37%
      Short-term borrowings                                 1,626,957       26,870      6.57%       1,245,135       16,000    5.10%
      Long-term debt                                          895,477       14,630      6.50%         988,379       15,401    6.19%
                                                          -------------------------               -------------------------

      Total interest-bearing liabilities                    9,389,401      134,218      5.69%       8,489,028      100,346    4.69%
                                                          -------------------------               -------------------------
      Noninterest-bearing demand deposits                   1,250,118                               1,391,870
      Other liabilities                                        95,156                                  82,719
                                                          -----------                             -----------
      Total liabilities                                    10,734,675                               9,963,617
      Shareholders' equity                                    713,492                                 679,170
                                                          -----------                             -----------

Total liabilities and shareholders' equity                $11,448,167                             $10,642,787
                                                          ===========                             ===========


RATE DIFFERENTIAL                                                                       2.98%                                 3.41%

NET YIELD ON INTEREST-EARNING ASSETS                                      $ 97,182      3.65%                     $ 96,557    3.98%
                                                                          =========                               =========


         (1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145% . The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)                                                        NINE MONTHS ENDED, SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                                           2000                                  1999
                                                          ------------------------------------   ----------------------------------
                                                             AVERAGE                               AVERAGE
                                                             VOLUME       INTEREST      RATE       VOLUME         INTEREST    RATE
                                                          ------------------------------------   ----------------------------------
ASSETS

      Loans, net                                          $ 8,692,852     $579,020      8.89%     $ 7,475,553     $476,633    8.52%
      Mortgage loans held for sale                             16,753        1,005      8.00%         424,071       23,224    7.30%
      Investment securities and securities available
           for sale and other interest-earning assets       1,673,797       85,178      6.80%       1,670,692       77,970    6.22%
                                                          -------------------------              --------------------------

      Total interest-earning assets(1)                     10,383,402      665,203      8.55%       9,570,316      577,827    8.07%
                                                                          ---------                               ---------

      Nonearning assets                                       894,227                                 983,040
                                                          ----------------                       -----------------

Total Assets                                              $11,277,629                             $10,553,356
                                                          ================                       =================


LIABILITIES AND SHAREHOLDERS' EQUITY:

      Interest-bearing deposits                           $ 6,755,726     $256,576      5.07%     $ 6,121,199     $200,900    4.39%
      Short-term borrowings                                 1,466,470       68,375      6.23%       1,364,971       51,340    5.03%
      Long-term debt                                          946,942       45,365      6.39%         917,506       41,943    6.11%
                                                          -------------------------              --------------------------

      Total interest-bearing liabilities                    9,169,138      370,316      5.39%       8,403,676      294,183    4.68%
                                                          -------------------------              --------------------------
      Noninterest-bearing demand deposits                   1,301,962                               1,395,200
      Other liabilities                                       105,232                                  87,185
                                                          ----------------                       -----------------
      Total liabilities                                    10,576,332                               9,886,061
      Shareholders' equity                                    701,297                                 667,295
                                                          ----------------                       -----------------

Total liabilities and shareholders' equity                $11,277,629                             $10,553,356
                                                          ================                       =================


RATE DIFFERENTIAL                                                                       3.16%                                 3.39%

NET YIELD ON INTEREST-EARNING ASSETS                                      $294,887      3.79%                     $283,644    3.96%
                                                                          =========                               =========


         (1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145% . The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

ANALYSIS OF INTEREST INCREASES (DECREASES)
(UNAUDITED)

(Dollars in thousands)                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                                       CHANGE FROM 1999
                                                                                       ATTRIBUTED TO (1)

                                                                 TOTAL             VOLUME              RATE               MIX
                                                               --------           --------           --------           -------
INTEREST INCOME:
      Total loans, net                                         $ 36,606           $ 25,574           $  9,424           $ 1,608
      Mortgage loans held for sale                               (4,057)            (4,062)              (892)              897
      Investment securities and securities
           for sale and other interest-earning assets             1,948               (364)             2,565              (253)
                                                               --------           --------           --------           -------

      Total interest income (2)                                  34,497             21,148             11,097             2,252
                                                               --------           --------           --------           -------

INTEREST EXPENSE:
      Interest-bearing deposits                                $ 23,773           $  6,726           $ 15,552           $ 1,495
      Short-term borrowings                                      10,870              4,843              5,044               983
      Long-term debt                                               (771)            (1,418)               698               (51)
                                                               --------           --------           --------           -------

      Total interest expense                                     33,872             10,151             21,294             2,427
                                                               --------           --------           --------           -------

      Net Interest income                                      $    625           $ 10,997           $(10,197)          $  (175)
                                                               ========           ========           ========           =======


                                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                                    CHANGE FROM 1999
                                                                                     ATTRIBUTED TO (1)

                                                                 TOTAL             VOLUME              RATE               MIX
                                                               --------           --------           --------           -------
INTEREST INCOME:
      Total loans, net                                         $102,387           $ 77,856           $ 20,764           $ 3,767
      Mortgage loans held for sale                              (22,219)           (22,321)             2,228            (2,126)
      Investment securities and securities
           for sale and other interest-earning assets             7,208                145              7,274              (211)
                                                               --------           --------           --------           -------

      Total interest income (2)                                  87,376             55,680             30,266             1,430
                                                               --------           --------           --------           -------

INTEREST EXPENSE:
      Interest-bearing deposits                                $ 55,676           $ 20,911           $ 31,247           $ 3,518
      Short-term borrowings                                      17,035              3,833             12,296               906
      Long-term debt                                              3,422              1,350              1,929               143
                                                               --------           --------           --------           -------

      Total interest expense                                     76,133             26,094             45,472             4,567
                                                               --------           --------           --------           -------

      Net Interest income                                      $ 11,243           $ 29,586           $(15,206)          $(3,137)
                                                               ========           ========           ========           =======


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

NET INTEREST INCOME:

         As with other banks, the company's net interest margin declined during the quarter. Net interest income on a tax equivalent basis increased $1.3 million to $97.0 million for the quarter ended September 30, 2000, from $95.7 million for the quarter ended September 30, 1999. The net yield on interest earning assets decreased from 3.98% to 3.65% for the three months ended September 30, 1999 and 2000, respectively. For the first nine months of 2000, net interest income on a tax equivalent basis increased $17.7 million to $295.4 million as compared to $277.7 million for the same period in 1999. The net yield on interest earning assets decreased from 3.96% to 3.79% for the nine months ended September 30, 1999 compared to the same period in 2000.

         As reflected on the previous tables, the increase in net interest income for the three and nine months was primarily attributable to 16% and 12% annualized loan growth. However, loan growth was overshadowed by increased margin compression. The 33 basis point and 17 basis point decline in the net interest margin for the third quarter and nine months ended September 30, 2000, compared to the same period last year, respectively, are mainly due to: (1) Federal Reserve Rate increases, (2) strong loan growth creating an increased funding need resulting in pressure on funding cost, and (3) the shifting of customer deposits from non-interest and low-cost interest bearing accounts to higher yields due to the current rate environment.

LOAN LOSS PROVISION:

         The provision for possible loan losses for the nine months ended September 30, 2000 was $21.8 million compared to $19.5 million for the same period in 1999. While asset quality remains good, strong loan growth in 2000 resulted in an increase in loan loss provision. The current allowance for possible loan losses provides 234% coverage of nonperforming loans compared to 269% at December 31, 1999 and 311% at September 30, 1999. See managements discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

         Noninterest income, excluding gains on sale of certain branches and other one time miscellaneous income items of $10.2 million and $9.2 million for the nine and three months ended September 30, 1999, increased $8.1 million (17%) for the nine months ended September 30, 2000 compared to the same period in 1999 and $4.1 million (25%) for the three months ended September 30, 2000 over the three months ended September 30, 1999. These increases are primarily attributable to additional fee income related to wealth management services, electronic banking fees, and merchant/cardholder fees.

         BancGroup is continuing to expand its services through increased efforts in private banking and wealth management services, which include asset management services, trust services, and sales of mutual funds and annuities. Wealth management services contributed $6.6 million to noninterest income for the nine months ended September 30, 2000 compared to $4.1 million for the same period in 1999. International banking activities resulted in $1.2 million in noninterest income for the nine months ended September 30, 2000 compared to $1.0 million for the same period last year. BancGroup also continues to expand electronic banking services through its ATM network, check card services, and internet banking. Noninterest income for electronic banking services increased approximately 24% for the nine months ended September 30, 2000 compared to the same period in 1999 while income from traditional banking services such as service charges remained level.

NONINTEREST EXPENSES:

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $42.3 million and $130.5 million for the three and nine months ended September 30, 2000, respectively compared to $44.2 million and $124.9 million for the three and nine months ended September 30, 1999. Excluding gains on sale of certain branches and one time miscellaneous income items as previously discussed, BancGroups efficiency ratio was 53.14% and 53.18% for the nine months ended September 30, 2000 and 1999 respectively.

Noninterest expense increased $13.6 million (8%) for the nine months ended September 30, 2000 compared to the same period in 1999. This increase in bank related expenses is primarily due to an increase of $8.0 million in salaries and employee benefits, $4.4 million in occupancy and equipment expense and $1.2 million in other operating expenses. These salary increases are due to normal wage increases, increased commission expense related to wealth management activities, and increased compensation for the 2000 Branch Incentive Program. The occupancy and equipment increases are due to improvements and expansions of bank facilities as well as improved technology equipment and software.

Noninterest expenses for the quarter ended September 30, 2000 increased $2.2 million (4%) over the same period in 1999. This increase in expenses is also due to increases in salaries and employee benefits of $2.8 million and occupancy and equipment expense increase of $1.3 million, partially offset by a decrease in other expenses of $1.9 million as a result of decreased conversion related expenses of previously acquired banks as well as other miscellaneous operating expenses.

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximately 36.5% and 37.0%, estimated annual effective tax rate for the years 2000 and 1999, respectively. The provision for income taxes for the nine months ended September 30, 2000 and 1999 was $51.3 million and $52.2 million respectively.

DISCONTINUED OPERATIONS:

BancGroup estimates that the cost of disposing of its mortgage servicing, net of the operating profit (loss) from June 30, 2000 until final disposition of discontinue mortgage operations will be approximately $4.0 million after tax.

Refer to Note E in the Consolidated Financial Statements for additional information related to discontinued operations.


PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings - See Note C - COMMITMENTS AND CONTINGENCIES AT
         PART 1

ITEM 2:  Changes in Securities - N/A

ITEM 3:  Defaults Upon Senior Securities - N/A

ITEM 4:  Submission of Matters to a Vote of Security Holders - N/A

ITEM 5:  Other Events - N/A

ITEM 6: (a) Form 8-K - Was filed on July 18, 2000 in regard to a letter of intent for the sale of approximately $5.0 billion of principle value of the mortgage servicing portfolio to a third party.

         (b) Form 8-K - Was filed on October 18, 2000 in regard to Colonial BancGroup announcement of 3rd quarter earnings with accompanying financial statements.

         (c) Exhibit 27 - Financial Data Schedule (for SEC use only)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THE COLONIAL BANCGROUP, INC.



Date: November 14, 2000
                                    By:/S/ W. Flake Oakley, IV
                                    --------------------------
                                    W. Flake Oakley, IV
                                    its Chief Financial Officer