Form 10-K
period 2000-12-31
COLONIAL BANCGROUP INC
filed 2001-03-12
CIK 92339

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 20, 2001 based on the closing price of $12.80 per share for Common Stock was $1,304,708,595. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

     Shares of Common Stock outstanding at February 20, 2001 were 110,543,599.

                      DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                                     PART OF FORM 10-K
                --------                                     -----------------
Portions of Definitive Proxy Statement                           Part III
  for 2000 Annual Meeting as specifically
  referred to herein

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, The Colonial BancGroup, Inc.("BancGroup") is a Delaware corporation organized in 1974 as a bank holding company under the Bank Holding Act of 1956, as amended (the "BHCA"). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981. In 1997, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, BancGroup consolidated its banking subsidiaries located in Georgia, Florida and Tennessee into Colonial Bank, its banking subsidiary in Alabama, ("Colonial Bank").

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

BANK SUBSIDIARY

     As of December 31, 2000 Colonial Bank had a total of 239 branches, with 119 branches in Alabama, 85 branches in Florida, 22 branches in Georgia, three branches in Tennessee, two branches in Texas and eight branches in Nevada. Colonial Bank conducts a general commercial banking business in its respective service areas. Colonial Bank offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services, credit card and merchant services and wealth management services. Wealth management services include trust services and the sales of various types of investment products such as mutual funds, annuities, stocks, municipal bonds and U.S. government securities. Colonial Bank exited the mortgage servicing business in December 2000.

     Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of commercial paper and other securities. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2000, Colonial Bank accounted for approximately 99.9% of BancGroup's consolidated assets.

     The competitive environment for both Colonial Bank and BancGroup has been affected by the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act ("Gramm-Leach") in 1999. This law, which became effective on March 11, 2000, eliminated many barriers between investment banking, commercial banking and insurance underwriting and sales. See "-- Certain Regulatory Matters." Elimination of these barriers has created the potential for greater competition for BancGroup and its subsidiaries, including Colonial Bank, by increasing the number and type of competitors and by encouraging increased consolidation within the financial services industry.

NONBANKING SUBSIDIARIES

     BancGroup has the following directly and wholly owned nonbanking subsidiaries that are currently active. The Colonial BancGroup Building Corporation, an Alabama corporation was established primarily to own and lease certain buildings and land used by Colonial Bank. Colonial Capital II, a Delaware business trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup. Colonial Brokerage, Inc., a Delaware corporation, was established in 2000 to provide broker/dealer services and investment advice.

     Colonial Bank controls the following significant subsidiaries: CBG, Inc., a Nevada corporation, owns certain trade names and trademarks which it licenses to BancGroup and Colonial Bank for use in their businesses. CBG Investments, Inc., a Nevada corporation, owns and manages investment securities. Colonial Investment Services, Inc., an Alabama Corporation; Colonial Investments Services of Florida, Inc., a Florida corporation; Colonial Investment Services of Tennessee, Inc., a Tennessee corporation and Colonial Investment Services of Georgia, Inc., a Georgia corporation, offer various insurance products and annuities for sale to the public. Colonial Asset Management, Inc., an Alabama corporation, is an investment adviser registered under the Investment Advisers Act of 1940.

     In the fourth quarter of 2000, BancGroup formed Colonial Brokerage, Inc. BancGroup hopes to have Colonial Brokerage, Inc. operational as a broker/dealer in 2001. Colonial Brokerage, Inc. has made application for membership in the National Association of Securities Dealers.

     At December 31, 2000, BancGroup and its subsidiaries employed approximately 3,212 persons. BancGroup's principal offices are located at and its mailing address is: One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

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

     On November 12, 1999, President Clinton signed Gramm-Leach into law, and it became effective on March 11, 2000. The primary purpose of Gramm-Leach was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, Gramm-Leach (1) repealed the historical restrictions against, and eliminated many federal and state law barriers to, affiliations among banks, securities firms, insurance companies and other financial service providers, (2) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provided an enhanced framework for protecting the privacy of consumer's information, (5) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (6) modified the laws governing the implementation of the Community Reinvestment Act, and (7) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     More specifically, under Gramm-Leach, bank holding companies, such as BancGroup, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature and complementary thereto. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements. BancGroup became a financial holding company on May 12, 2000.

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

     In 2000, the federal banking regulators issued final regulations implementing certain provisions of Gramm-Leach governing the privacy of consumer financial information. The regulations, which were effective November 13, 2000 but are not mandatory until July 1, 2001, limit the disclosure by financial institutions such as Colonial Bank of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties; ii) provide annual notices of their privacy policies to their current customers; and
iii) provide a reasonable method for consumers to "opt out" of disclosures to nonaffiliated third parties.

     Certain subsidiaries of Colonial Bank currently sell insurance products in Alabama, Georgia, Florida, Tennessee, Texas, and Nevada. The sale of insurance products is conducted in Colonial Bank branches, but, in accordance with applicable law, is segregated from banking activities. Those states where products are currently being sold allow the sale of insurance products by bank subsidiaries, subject to regulation by each state's Department of Insurance and/or each state's Banking Department. The extent of regulation varies materially from state to state. However, the enactment of Gramm-Leach requires all states to allow the sale of insurance by financial institutions.

     Colonial Asset Management, Inc., a Colonial Bank subsidiary, is a registered investment adviser under the Investment Advisers Act of 1940. It is regulated by the Securities Exchange Commission (SEC).

     Colonial Brokerage, Inc., a BancGroup subsidiary, has made application with the National Association of Securities Dealers (NASD) for membership. It hopes to be operational as a securities broker/dealer during 2001. It will be regulated by the SEC and NASD.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

     BancGroup is a legal entity separate and distinct from its subsidiaries, including Colonial Bank. There are various legal and regulatory limitations on the extent to which BancGroup's subsidiaries can, among other things, finance, or otherwise supply funds to, BancGroup. Specifically, dividends from Colonial Bank are the principal source of BancGroup's cash funds and there are certain legal restrictions under federal and state law on the payment of dividends by banks. The relevant regulatory agencies also have authority to prohibit Colonial Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of Colonial Bank, be deemed to constitute such an unsafe or unsound practice.

     In addition, Colonial Bank and its subsidiaries are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its other subsidiaries. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

CAPITAL ADEQUACY

     The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2000, BancGroup's total risk-based capital ratio was 10.58%, including 8.21% of Tier 1 capital. The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of an additional 100 to 200 basis points is required for banking organizations not meeting these criteria. As of December 31, 2000, BancGroup's leverage capital ratio was 6.63%. Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including restrictions on its operations and activities.

     As regards to depository institutions, federal banking statutes establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2000, Colonial Bank was "well capitalized" under the regulatory framework for prompt corrective action.

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

FDIC INSURANCE ASSESSMENTS

     The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the BIF and the SAIF. Colonial Banks deposit accounts are insured by the FDIC under the BIF to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all BIF-member institutions.

     Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes ("well capitalized", "adequately capitalized" and "undercapitalized"). "Well capitalized" and "adequately capitalized" institutions are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed previously. "Undercapitalized" institutions are those that do not qualify as either "well capitalized" or "adequately capitalized". These three groups are then divided into subgroups which are based on supervisory evaluations by the institutions primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance funds ratio of reserves to insured deposits at 1.25%. During 2000 and for the first semiannual assessment period of 2001, assessment rates for BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. BancGroup's subsidiary bank is now assessed at the well-capitalized level where the premium rate is zero.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against the insured deposits of Colonial Bank to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2000 was 2.07% per $100 of BIF-insured deposits. For the first quarter of 2001, the FICO assessment rate for such deposits will be 1.96% per $100.

     The Bank's assessment expense for the year ended December 31, 2000 equaled $1,595,000.

     It should be noted that supervision, regulation, and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

ADDITIONAL INFORMATION

     Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See "Selected Financial Data and Selected Quarterly Financial Data 2000-1999" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OFFICERS AND DIRECTORS

     Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

ITEM 2.  PROPERTIES

     The principle executive offices of BancGroup and Colonial Bank are located in Montgomery, Alabama in the Colonial Financial Center.

     BancGroup leases operation centers in Birmingham and Orlando and maintains regional executive offices in Alabama, Florida, Georgia, Nevada, and Texas.

     As of December 31, 2000, Colonial Bank owned 174 and leased 65 of its full-service banking offices. See Notes to the Consolidated Financial Statements included herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     BancGroup's Common Stock is traded on the New York Stock Exchange under the symbol "CNB." This trading commenced on February 24, 1995. As of March 1, 2001, BancGroup had outstanding 110,545,047 shares of Common Stock, with 9,895 shareholders of record.

     The following table indicated the high and low closing prices for and dividends paid on Common Stock during 1999 and 2000.

                                                               SALE PRICE OF
                                                                  COMMON            DIVIDENDS
                                                                   STOCK            DECLARED
                                                             -----------------   ON COMMON STOCK
                                                              HIGH       LOW       (PER SHARE)
                                                             -------   -------   ---------------
1999
  1st Quarter..............................................  $12.563   $11.375        $.095
  2nd Quarter..............................................   13.938    11.188         .095
  3rd Quarter..............................................   15.000    10.375         .095
  4th Quarter..............................................   12.938    10.188         .095
2000
  1ST QUARTER..............................................   10.750     8.625          .11
  2ND QUARTER..............................................   11.250     9.000          .11
  3RD QUARTER..............................................   10.750     9.688          .11
  4TH QUARTER..............................................   11.125     8.313          .11

     BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup's ability to pay dividends are described herein. See "Payments of Dividends and Other Restrictions".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the last five years:

                                        2000       1999       1998       1997       1996
                                      --------   --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME:
Interest Income.....................  $897,761   $750,828   $664,645   $571,936   $470,894
Interest expense....................   507,870    378,406    334,444    280,269    227,896
                                      --------   --------   --------   --------   --------
Net interest income.................   389,891    372,422    330,201    291,667    242,998
Provision for possible loan
  losses............................    29,680     28,707     26,345     16,321     14,442
                                      --------   --------   --------   --------   --------
Net interest income after provision
  for loan losses...................   360,211    343,715    303,856    275,346    228,556
Noninterest income..................    75,299     74,087     58,952     49,626     41,261
Noninterest expense.................   249,982    231,672    233,222    194,137    171,153
SAIF special assessment(1)..........        --         --         --         --      4,754
Acquisition and Y2K expense(2)......        --      1,867     26,152      6,895     11,918
                                      --------   --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...............   185,528    184,263    103,434    123,940     81,992
Applicable income taxes.............    67,732     68,193     37,790     44,716     28,248
                                      --------   --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...   117,796    116,070     65,644     79,224     53,744
                                      --------   --------   --------   --------   --------
Discontinued Operations:(3)
  Income/(Loss) from discontinued
  operations, net of income taxes of
  ($450), $2,134, ($6,384), $6,698,
  and $4,834 for the year ended
  December 31, 2000, 1999, 1998,
  1997, and 1996, respectively......      (743)     3,527    (10,448)    11,138      8,105
Loss on disposal of discontinued
  operations (net of income tax
  benefit of $2,616)................    (4,322)        --         --         --         --
                                      --------   --------   --------   --------   --------
NET INCOME..........................  $112,731   $119,597   $ 55,196   $ 90,362   $ 61,849
                                      ========   ========   ========   ========   ========
INCOME FROM CONTINUING OPERATIONS
  EXCLUDING MERGER RELATED EXPENSES
  AND OTHER NONRECURRING ITEMS (NET
  OF INCOME TAXES)(1)(2)(3)(4)......  $117,796   $110,907   $ 83,163   $ 84,663   $ 66,369
EARNINGS PER COMMON SHARE:(5)
  Basic.............................  $   1.06   $   1.00   $   0.76   $   0.81   $   0.69
  Diluted...........................      1.06       0.97       0.74       0.78       0.66
Income from continuing operations
  (net of income taxes):
  Basic.............................  $   1.06   $   1.04   $   0.60   $   0.76   $   0.56
  Diluted...........................      1.06       1.03       0.59       0.73       0.54
Average shares outstanding:
  Basic.............................   110,761    111,678    110,062    105,010     97,246
  Diluted...........................   111,472    113,252    112,431    108,396    101,128
Cash dividends per common share:....  $   0.44   $   0.38   $   0.34   $   0.30   $   0.27

---------------

(1) Legislation approving a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") resulted in $4,754,000 in expenses before income taxes and $3,091,000 net of applicable income taxes in 1996.
(2) Acquisition expenses reflect costs associated with the business combinations discussed in Note 2 to the Consolidated Financial Statements. Restructuring charges are discussed in Note 19 to the Consolidated Financial Statements.
(3) In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(4) Gain on the sale of certain branches and other one time miscellaneous income of $10,167,000 before tax and $6,405,000 after tax have been excluded from 1999.
(5) Restated to reflect the impact of two-for-one stock splits effected in the form of stock dividends paid February 11, 1997 and August 14, 1998.

                                       2000          1999          1998          1997         1996
                                    -----------   -----------   -----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF CONDITION DATA
AT YEAR END:
  Total assets....................  $11,727,637   $10,854,099   $10,456,285   $8,061,566   $6,630,642
  Loans, net of unearned income...    9,416,770     8,228,149     7,110,295    5,951,067    4,835,274
  Mortgage loans held for sale....        9,866        33,150       692,042      238,540      167,993
  Deposits........................    8,143,017     7,967,978     7,446,153    6,325,690    5,135,215
  Long-term debt..................      831,247       889,571       746,447      315,281       39,092
  Shareholders' equity............      756,852       695,179       639,807      590,017      483,717
AVERAGE BALANCES:
  Total assets....................   11,334,955    10,590,197     9,195,895    7,432,493    6,132,367
  Interest-earning assets.........   10,484,078     9,609,152     8,300,873    6,804,087    5,610,184
  Loans, net of unearned income...    8,828,899     7,617,585     6,451,427    5,497,737    4,488,023
  Mortgage loans held for sale....       14,711       341,692       407,672      158,966      135,135
  Deposits........................    8,053,138     7,581,939     6,750,880    5,902,179    4,797,516
  Shareholders' equity............      710,293       673,255       642,287      547,886      458,807
Book value per share..............         6.86          6.20          5.77         5.55         4.71
Tangible book value per share.....         6.16          5.51          5.00         4.90         4.41
SELECTED RATIOS:
Income from continuing operations
  excluding merger related
  expenses and other nonrecurring
  items(1)(2)(3)(4) Average
  assets..........................         1.04%         1.05%         0.90%        1.14%        1.08%
  Average shareholders' equity....        16.58         16.47         12.95        15.45        14.47
Income from continuing operations:
  Average assets..................         1.04          1.17          0.77         1.11         0.91
  Average shareholders' equity....        16.60         17.99         10.79        15.33        12.18
Efficiency ratio from continuing
  operations excluding merger
  related expenses and other
  nonrecurring
  items(1)(2)(3)(4)...............        53.74         52.67         53.21        54.86        54.35
Efficiency ratio from continuing
  operations......................        53.74         51.89         59.93        56.88        60.21
Dividend payout ratio.............        43.14         35.51         68.00        34.88        42.86
Average equity to average total
  assets..........................         6.27          6.36          6.98         7.37         7.48
Total nonperforming assets to net
  loans, other real estate and
  repossessions(5)................         0.54          0.55          0.60         0.74         0.80
Net charge-offs to average
  loans...........................         0.21          0.21          0.26         0.23         0.16
Allowance for possible loan losses
  to total loans (net of unearned
  income).........................         1.14          1.17          1.18         1.21         1.28
Allowance for possible loan losses
  to nonperforming loans(5).......          256%          269%          245%         247%         234%

---------------

(1) Legislation approving a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") resulted in $4,754,000 in expenses before income taxes and $3,091,000 net of applicable income taxes in 1996.
(2) Acquisition expenses reflect costs associated with the business combinations discussed in Note 2 to the Consolidated Financial Statements. Restructuring charges are discussed in Note 19 to the Consolidated Financial Statements.
(3) Gain on the sale of certain branches and other one time miscellaneous income of $10,167,000 before tax and $6,405,000 after tax have been excluded from 1999.
(4) In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(5) Nonperforming loans and nonperforming assets are shown as defined in Management's Discussion and Analysis of Financial condition and Results of Operations -- Nonperforming Assets.

SELECTED QUARTERLY FINANCIAL DATA -- 2000-1999

                                              2000                                        1999
                            -----------------------------------------   -----------------------------------------
                            DEC. 31    SEPT. 30   JUNE 30    MARCH 31   DEC. 31    SEPT. 30   JUNE 30    MARCH 31
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...........  $235,433   $230,428   $223,719   $208,181   $198,515   $192,013   $184,624   $175,676
Interest expense..........   138,355    134,262    124,391    110,862    101,484     96,891     92,219     87,812
                            --------   --------   --------   --------   --------   --------   --------   --------
Net interest income.......    97,078     96,166     99,328     97,319     97,031     95,122     92,405     87,864
Provision for loan
  losses..................     7,858      8,861      7,414      5,547      9,239      7,014      6,436      6,018
                            --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after
  provision for loan
  loss....................    89,220     87,305     91,914     91,772     87,792     88,108     85,969     81,846
INCOME FROM CONTINUING
  OPERATIONS..............    28,579     28,561     30,123     30,533     27,147     33,363     28,943     26,617
Discontinued
  operations(1)...........      (366)        --     (4,107)      (592)     3,603     (2,927)     1,320      1,531
                            --------   --------   --------   --------   --------   --------   --------   --------
Net Income (loss).........  $ 28,213   $ 28,561   $ 26,016   $ 29,941   $ 30,750   $ 30,436   $ 30,263   $ 28,148
                            ========   ========   ========   ========   ========   ========   ========   ========
EARNINGS PER SHARE:
Income from continuing
  operations (net of
  income taxes)(1):
  Basic...................  $   0.26   $   0.26   $   0.27   $   0.27   $   0.24   $   0.30   $   0.26   $   0.24
  Diluted.................  $   0.26   $   0.26   $   0.27   $   0.27   $   0.24   $   0.29   $   0.26   $   0.24
Net income (loss):
  Basic...................  $   0.26   $   0.26   $   0.24   $   0.27   $   0.27   $   0.27   $   0.27   $   0.25
  Diluted.................  $   0.25   $   0.26   $   0.23   $   0.27   $   0.27   $   0.27   $   0.27   $   0.25

---------------

(1) In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

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

STRATEGY

     BancGroup was reorganized in 1981 as a holding company with one bank and $166 million in assets. Through the acquisition of 57 community banks and strong internal growth, BancGroup has grown to a $11.7 billion multi-state bank holding company whose bank subsidiary, Colonial Bank, operates 239 branch sales offices through 11 operating regions in six states. These operating regions are sometimes referred to in this discussion as "regional banks".

     The foundation of BancGroup is built upon a community banking philosophy that allows local responsibility for customer relationships. This operating philosophy has been important in making acquisitions, retaining skilled and highly motivated local management teams and developing a strong customer base, particularly with respect to lending relationships.

     The expertise in each local market is supported by consolidated operations and a centralized credit review function, which allows the local banking officers to concentrate on the customer. Through this structure of local customer relationship responsibility and consolidated operations, the local banks have decision making capability while at the same time having an effective operational structure at their disposal to service the customer in the most cost effective and efficient manner.

     There will continue to be considerable competition in all of BancGroup's markets. Now that the previous objectives of expanding our geographic footprint through acquisitions and streamlining operations have been substantially achieved, BancGroup has positioned itself to continue its success by focusing inward, employing internal growth strategies and fully utilizing its corporate synergies and efficiencies. These internal growth strategies include quality loan growth through its management expertise in each regional market, generating deposit growth through the development of customer relationships and competitive product offerings, continued development of its presence in the Company's higher growth markets, growth in noninterest income through continued expansion of its fee based products and services and the ongoing development of its sales oriented business culture with an emphasis on customer service.

  LOAN AND DEPOSIT GROWTH

     From 1996 through 1998, BancGroup's acquisitions established operations in some of the highest growth markets in the country such as Atlanta, Orlando, Miami, Southwest Florida, Dallas and Las Vegas. Due to the success of these efforts BancGroup's concentration of loans and deposits has significantly changed. From 1996 to 2000, the Company's loans in Alabama as a percent of total loans have declined from 81% to 45% while during the same time loans in Florida as a percentage of total loans have increased from 5% in 1996 to 37% in 2000. We expect our presence in all of these new markets to provide BancGroup the basis for future earnings growth.

     The following table illustrates the change in BancGroup's regional composition of loans and deposits (years prior to 1998 are as originally reported, prior to restatements for poolings of interests).

                                                                          % TO TOTAL
                                                                       AT DECEMBER 31,
                                                               --------------------------------
                                                               2000   1999   1998   1997   1996
                                                               ----   ----   ----   ----   ----
LOANS:
Alabama.....................................................    45%    49%    51%    63%    81%
Florida.....................................................    37     34     33     27      5
Georgia.....................................................    12     10     10      9     12
Other.......................................................     6      7      6      1      2
                                                               ---    ---    ---    ---    ---
                                                               100%   100%   100%   100%   100%
                                                               ===    ===    ===    ===    ===
DEPOSITS:
Alabama.....................................................    46%    46%    47%    59%    80%
Florida.....................................................    39     37     35     30      8
Georgia.....................................................     9      9      9      9      9
Other.......................................................     6      8      9      2      3
                                                               ---    ---    ---    ---    ---
                                                               100%   100%   100%   100%   100%
                                                               ===    ===    ===    ===    ===

     Loan and deposit growth is emphasized in each market area through the Company's regional banks. BancGroup has been successful in competing for loans against other larger institutions, due primarily to the Company's local lending strategy which includes direct involvement by local management and directors. Because markets and communities differ widely, customers require different answers and solutions to their financial needs. Customers appreciate the knowledge of their business needs and the local environment that local banking officers can provide. BancGroup's goal is to meet the financial needs of retail and commercial banking customers.

     BancGroup expects to continue its successful growth by building on these local relationships. Internal loan growth was 16% and 17% for 2000 and 1999, respectively, while average retail deposits grew 9% for both 2000 and 1999. The following table illustrates the contribution of each state and reflects the significant impact of the high growth markets on consolidated loan and deposit growth.

                                                               % OF TOTAL AT
                                                                DECEMBER 31,
                                                               --------------
                                                               2000     1999
                                                               -----    -----
CONTRIBUTION TO INTERNAL LOAN GROWTH:
  Alabama...................................................     17%      33%
  Florida...................................................     54       42
  Georgia...................................................     23       15
  Other.....................................................      6       10
                                                                ---      ---
                                                                100%     100%
                                                                ===      ===
CONTRIBUTION TO RETAIL DEPOSIT GROWTH:
  Alabama...................................................     29%      40%
  Florida...................................................     69       57
  Georgia...................................................      5       14
  Other.....................................................     (3)     (11)
                                                                ---      ---
                                                                100%     100%
                                                                ===      ===

     Not only is it important to continue our growth but to also maintain our consistent strength in asset quality. Loan portfolio strength is sustained through establishing customer relationships, maintaining variety in the real estate loan portfolio and maintaining geographic diversity while continuing our conservative underwriting standards and credit review process.

     Eighty percent of the loan portfolio is secured by real estate. There are no major concentrations in any particular type of real estate loan. The loan portfolio reflects geographic diversity from Alabama to Atlanta then south to Central, Southwest and South Florida and westward in Dallas and Nevada. Each of these markets has a unique business environment which reacts quite differently to various economic conditions. Atlanta is considered the financial hub of the Southeast, a distribution center and light-manufacturing center while central Georgia is more rural with agricultural emphasis. In addition to the many retirement communities throughout Florida, there is also significant development in other business sectors. Central Florida is considered a travel and entertainment destination, and is a growing area for service and support businesses. South Florida is considered a "gateway to Latin America and South America" which provides for an opportunity to expand international banking activities. Dallas is a financial hub in the Southwest and is the home of numerous corporate headquarters, which generate significant growth in infrastructure and support services. Las Vegas and Reno are both travel and entertainment destinations and are fast becoming retiree destinations as well. Consequently, the Company believes that this overall geographic diversity will allow the loan portfolio to fare well during challenging national economic conditions.

     The local expertise with established customer relationships combined with independent oversight of credit decisions and conservative underwriting standards are key to the maintenance of high asset quality. The senior credit administration function provides the primary oversight of the credit review process. This administration function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional bank loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while BancGroup's senior management provides independent oversight through their participation in the state loan committees.

     As previously stated, establishing local customer relationships, maintaining variety in the real estate loan portfolio, maintaining geographic diversity, continuing conservative underwriting standards and utilizing local expertise with independent oversight in credit decisions are all factors that allow BancGroup to maintain high asset quality, which is at the forefront of the Company's strategy. BancGroup's asset quality is demonstrated by its charge-off history and nonperforming asset levels, which for the past ten years have been among the lowest of our southeastern peers. Nonperforming assets as a percentage of loans and other real estate was 0.54% at December 31, 2000, its lowest year end level in ten years. Net charge-offs were 0.21% of average loans in 2000 and 1999 which also compare favorably to national averages.

     Deposit growth is a primary focus of the Company's sales efforts. Management has established several initiatives to accomplish its deposit growth goals. In January 2000, BancGroup established a branch incentive program in which one of the key goals is for employees to achieve a quarterly deposit growth rate in their branches. In order to provide branch sales personnel with the necessary tools to accomplish their goals, they receive an on-going series of training programs in relationship-based selling, which develops their sales skills. The Company is in the process of enhancing its customer information system in order to facilitate the further development of existing customer relationships. This enhanced system will allow sales personnel to more effectively sell products and services to its customers by providing information related to the customer's product or service needs. Management has also contracted with a marketing consultant to target specific products and markets for future deposit campaigns in order to more cost effectively increase and retain its deposit base. Each of these initiatives is designed to provide a solid foundation for achieving the Company's deposit growth objectives.

     The regional banks have additional growth opportunities through the development of customer relationships by cross selling a variety of bank products and services. These products and services include various deposit products as well as other services such as wealth management, cash management, electronic banking, credit card and merchant services. As market demographics change, products and services are structured to meet the needs of a particular region or customer. Strong regional bank management supported by BancGroup's asset/liability and product and services management teams provide the Company with the resources to remain competitive in its deposit markets through on-going efforts to identify and implement products and services with attractive pricing that meet customer needs. The Company has established a strategy to grow and retain its deposit base while remaining competitive in deposit pricing and meeting the Company's funding and liquidity goals through the monitoring of our markets and customer needs and the expansion of sales efforts in the local branch sales office network.

  GROWTH MARKET EXPANSION

     As noted above, BancGroup, through acquisitions has established operations in some of the highest growth markets in the country such as Atlanta, Orlando, Miami, Southwest Florida, Dallas and Las Vegas. As evidenced by the previous charts, this strategy has contributed significantly to the Company's growth. BancGroup plans to continue its expansion in these high growth areas by selectively filling in these markets. This expansion will come primarily through the strategic placement of new branch locations that will expand our market presence and provide additional customer service in these areas. BancGroup's subsidiary bank acquired two additional branches in Nevada in January 2001 and has plans to establish approximately 11 new branches in the high growth markets listed above in the next two years.

  NONINTEREST INCOME GROWTH

     Customer needs are constantly changing and BancGroup continues to investigate methods of improving customer service through new services, product enhancements and technological advancements. Our current objective is to grow income from noninterest income sources by concentrating on wealth management products and services, cash management services, international banking services and electronic banking services. Noninterest income from continuing operations excluding nonrecurring income from the gain on sale of certain branches and other miscellaneous items increased 18% in 2000 and 8% in 1999.

     Because of our markets and the customers we serve, the Company expects wealth management products and services to play a major role in future growth. Through BancGroup's current investment services, the Company offers discount brokerage, investment sales, asset management, trust services and insurance including term, universal, whole life and long-term care. In 2001 the Company expects to complete the establishment of Colonial Brokerage, Inc. as a member of the NASD which will allow the Company to perform additional broker/dealer activities in order to better service its customers. Income from wealth management services has increased 131% in the last two years. Growth rates are expected to continue upward with the implementation of a financial planning department and the expanded services of Colonial Brokerage, Inc.

     BancGroup offers a complete package of cash management services, which include lock box services, sweep accounts, zero balance accounts, electronic data interchange, automated clearinghouse, and Business Banker Plus(TM), an online tool for bank account reporting services. Revenue from cash management services increased 133% in the last two years. BancGroup expects to continue growth in cash management services by expanding these services to existing customers through cross sell opportunities and enhanced sales efforts in our growth markets.

     The Company has in place strong local management with expertise in international banking. Through the efforts of this management team, international banking revenues have increased 308% in the last two years. The Company provides letters of credit to top-tier banks, pre-export financing, import financing, funds transfer and check clearing services, trade syndication, merchant banking services and other miscellaneous services through the International Banking Department. The Company also services international customers through its private and executive banking group in Miami. BancGroup expects revenue from these services to grow through the increase in international customers and the need for these services.

     To meet customer's demands for banking when and where they want it, BancGroup continues to expand its electronic banking services. The Company has plans to offer additional services through the Internet and to introduce a Visa Business Check Card. The Company added 26 new ATMs to its network in 2000 and will continue to install ATMs in the most convenient and high traffic locations in order to provide better customer service and complement BancGroup's retail branch sales office network. Revenue generated by electronic banking services has increased 42% in the last two years.

     The Company plans to continue to expand resources to ensure all products and services are among the most competitive in our markets. BancGroup has established a Product Review Team to perform an in-depth study of all products and services and recommend future product enhancement strategies by mid-2001.

  SALES RELATIONSHIPS, CUSTOMER SERVICE AND PROFITS

     BancGroup recognizes the need to continue its focus on a sales oriented culture. The Company has taken several steps to promote a more sales focused environment. These initiatives include converting branches to sales offices by reducing operational tasks to allow sales office personnel to focus on selling customer services, implementation of sales training for employees and the establishment of a sales incentive program designed to reward employees based on their sales office's achievement of specific objectives. The Company also incorporated into the incentive plan a customer service rating through the use of an independent company to "shop" the sales offices to test their level of product knowledge and customer service. Loan officers also participate in production oriented incentive compensation programs. The Company began an effort in 2000 to assign customers to a particular bank officer or branch sales representative. This assignment of customers will make one banker responsible for each customer relationship which will enhance customer relationships through better anticipation of the customer's financial needs. We believe that all of these efforts have contributed to the previously discussed growth experienced in loans, deposits and noninterest income as well as the effective containment of noninterest expenses. In addition these efforts are expected to enhance cross selling of products and services and expand customer relationships to include additional services.

     BancGroup cannot guarantee its success in implementing the initiatives or reaching the goals outlined in this discussion. The following analysis of financial condition and results of operations provides details with respect to this summary material and identifies trends concerning the initiatives taken in 2000.

BUSINESS COMBINATIONS

     BancGroup's growth strategy has been to merge other financial institutions into BancGroup in order to increase the Company's market share in existing markets, expand into other growth markets, more efficiently absorb the Company's overhead and add profitable new lines of business. BancGroup has completed the following business combinations with other financial institutions. These business combinations have been reflected in the financial statements at December 31, 2000. The balances reflected below are as of the date of consummation.

                                  ACCOUNTING      DATE       BANCGROUP    TOTAL      TOTAL      TOTAL
     FINANCIAL INSTITUTIONS       TREATMENT    CONSUMMATED    SHARES      ASSETS     LOANS     DEPOSITS
     ----------------------       ----------   -----------   ---------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
1998
United American Holding Corp.
  (FL)..........................  Pooling       02/02/98     4,226,412   $275,263   $197,623   $236,773
ASB Bancshares, Inc. (AL).......  Purchase      02/05/98       934,514    158,656    110,093    135,940
First Central Bank (FL).........  Pooling       02/11/98     1,377,368     62,897     40,451     52,048
South Florida Banking Corp.
  (FL)..........................  Pooling       02/12/98     3,864,458    255,769    172,992    226,999
Commercial Bank of Nevada (NV)..  Pooling       06/15/98     1,684,314    129,577     86,251    117,749
CNB Holding Corporation (FL)....  Pooling       08/12/98     1,767,562     89,893     58,456     81,445
FirstBank (TX)..................  Pooling       08/31/98     2,782,038    187,445     59,664    163,254
First Macon Bank & Trust (GA)...  Pooling       10/01/98     4,643,025    199,525    135,651    174,774
Prime Bank of Central Florida
  (FL)..........................  Pooling       10/06/98     1,173,019     74,502     42,547     66,955
InterWest Bancorp (NV)..........  Pooling       10/15/98     1,748,338    131,590     83,689    114,516
TB&T, Inc. (TX).................  Purchase      12/01/98     1,248,499    110,986     42,689    101,335

     The 1998 combinations with United American, First Central, South Florida, Commercial Bank of Nevada, FirstBank, First Macon, Prime Bank and InterWest were accounted for using the pooling-of-interests method. Accordingly, all financial statement amounts have been restated to reflect the financial condition and results of operations as if the combinations had occurred at the beginning of the earliest period presented. The 1998 combination with CNB Holding was accounted for using the pooling-of-interests method; however, due to immateriality, the prior year financial statements were not restated. The remaining business combinations were accounted for as purchases, and the operations and income of the combined institutions are included in the income of BancGroup from the date of purchase. The 1998 combination with TB&T, Inc. included shares previously re-purchased by the company as treasury shares. Each of the combined institutions that were accounted for as purchases was merged into BancGroup or one of its subsidiaries as of the listed dates, and the income and expenses have not been separately accounted for since the respective mergers. For this reason and due to the fact that significant changes have been made to the cost structure of each combined institution, a separate determination of the impact after combination on the earnings of BancGroup for 1998 cannot reasonably be determined.

REVIEW OF RESULTS OF OPERATIONS

  OVERVIEW

     BancGroup's primary line of business is commercial banking through its wholly owned subsidiary Colonial Bank. The following summary of BancGroup's results of operations discusses the related impact of this line of business on the earnings of the Company.

                            LINE OF BUSINESS RESULTS

                                                CONTINUING OPERATIONS          DISCONTINUED
                                          ----------------------------------    OPERATIONS
                                          COMMERCIAL   CORPORATE/                MORTGAGE     CONSOLIDATED
                                           BANKING       OTHER*      TOTAL      BANKING(1)     BANCGROUP
                                          ----------   ----------   --------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Net interest income.....................   $396,912     $(7,021)    $389,891                    $389,891
Provision for possible loan losses......     29,680          --       29,680                      29,680
Noninterest income......................     75,331         (32)      75,299                      75,299
Amortization and depreciation...........     31,167        (418)      30,749                      30,749
Noninterest expense.....................    215,241       3,992      219,233                     219,233
                                           --------     -------     --------     --------       --------
Income from continuing operations before
  income taxes..........................    196,155     (10,627)     185,528                     185,528
Income taxes............................     70,596      (2,864)      67,732                      67,732
                                           --------     -------     --------     --------       --------
Income from continuing operations.......    125,559      (7,763)     117,796                     117,796
Income (loss) from discontinued
  operations and loss on disposal (net
  of taxes).............................         --          --           --       (5,065)        (5,065)
                                           --------     -------     --------     --------       --------
          Net income (loss).............   $125,559     $(7,763)    $117,796     $ (5,065)      $112,731
                                           ========     =======     ========     ========       ========
YEAR ENDED DECEMBER 31, 1999
Net interest income.....................   $379,687     $(7,265)    $372,422                    $372,422
Provision for possible loan losses......     28,707          --       28,707                      28,707
Noninterest income......................     73,874         213       74,087                      74,087
Amortization and depreciation...........     27,676        (408)      27,268                      27,268
Noninterest expense.....................    203,003       3,268      206,271                     206,271
                                           --------     -------     --------     --------       --------
Income from continuing operations before
  income taxes..........................    194,175      (9,912)     184,263                     184,263
Income taxes............................     71,874      (3,681)      68,193                      68,193
                                           --------     -------     --------     --------       --------
Income from continuing operations.......    122,301      (6,231)     116,070                     116,070
Income (loss) from discontinued
  operations (net of taxes).............         --          --           --        3,527          3,527
                                           --------     -------     --------     --------       --------
          Net income (loss).............   $122,301     $(6,231)    $116,070     $  3,527       $119,597
                                           ========     =======     ========     ========       ========
YEAR ENDED DECEMBER 31, 1998
Net interest income.....................   $336,970     $(6,769)    $330,201                    $330,201
Provision for possible loan losses......     26,345          --       26,345                      26,345
Noninterest income......................     60,055      (1,103)      58,952                      58,952
Amortization and depreciation...........     25,227        (283)      24,944                      24,944
Noninterest expense.....................    231,979       2,451      234,430                     234,430
                                           --------     -------     --------     --------       --------
Income from continuing operations before
  income taxes..........................    113,474     (10,040)     103,434                     103,434
Income taxes............................     40,760      (2,970)      37,790                      37,790
                                           --------     -------     --------     --------       --------
Income from continuing operations.......     72,714      (7,070)      65,644                      65,644
Income (loss) from discontinued
  operations (net of taxes).............         --          --           --      (10,448)       (10,448)
                                           --------     -------     --------     --------       --------
          Net income (loss).............   $ 72,714     $(7,070)    $ 65,644     $(10,448)      $ 55,196
                                           ========     =======     ========     ========       ========

---------------

 *  Includes elimination of certain intercompany transactions.
(1) In December 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

     The most significant factors affecting income for 2000, 1999 and 1998 are highlighted below and discussed in greater detail in subsequent sections. All results discussed are in reference to continuing operations, unless otherwise noted.

     - An increase of 9.1% in average earning assets in 2000. This follows an increase of 15.8% in 1999 and 22.0% in 1998.

     - In 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations.

     - Net interest margin decreased to 3.74% in 2000 from 3.97% in 1999.

     - An increase of $11.4 million (18%) and $4.9 million (8%) in noninterest income in 2000 and 1999, respectively, (excluding gain on sale of certain branches and other one time miscellaneous income from 1999).

     - Internal loan growth of 15.9% from December 31, 1999 to December 31, 2000, following an increase of 16.8% from December 31, 1998 to December 31, 1999.

     - Maintenance of high asset quality and reserve coverage ratios. Net charge-offs were $18.5 million or 0.21% of average net loans in 2000 and $16.3 million or 0.21% of average net loans in 1999.

     - Noninterest expense, excluding acquisition and restructuring costs, and Y2K expenses, is 2.21% of average assets in 2000 compared to 2.34% in 1999. Noninterest expense for 1998 included $37.0 million in impairment of mortgage servicing rights.

     - Completion of the sale of the Dalton, Georgia branches and five supermarket branches resulting in an after-tax gain of $4.4 million in 1999.

  NET INTEREST INCOME

     Net interest income is the difference between interest and fees earned on loans, securities and other interest earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). Three-year comparisons of net interest income in dollars and the yields on a tax equivalent basis are reflected on the following schedule. This schedule is presented on a consolidated basis, which includes the mortgage operations. The net yield on interest-earning assets was 3.74% in 2000 compared to 3.97% in 1999 and 4.17% in 1998. Over this period net interest income on a tax-equivalent basis increased to $393 million for 2000 from $381 million for 1999 and $346 million for 1998. The principal factors affecting the Company's yields and net interest income are discussed on the following pages.

     Levels of Interest Rates. In mid 1998, the Federal Reserve began raising their target for the fed funds rate from 4.75% to 6.50% up a total of 175 basis points by May 2000. The average fed funds rate target for 2000 was 6.37%, 116 basis points above the 1999 average of 5.21%. This large and rapid increase in market rates contributed to the decline in BancGroup's net interest margin. The funding mix also contributed to the decline as deposit growth was concentrated in higher cost CD's and a new higher rate money market account launched in early 2000. These changes in funding mix were primarily the result of competitive pressure and the customers' desire for higher rate deposits in each of the Company's markets. Additionally short term and therefore rate sensitive borrowings rose $215 million. Altogether the rate on interest bearing liabilities rose 78 basis points from 4.72% in 1999 to 5.50% in 2000. The yield on earning assets was not able to keep pace rising just 49 basis points from 8.11% in 1999 to 8.60% in 2000. Additionally, we estimate that BancGroup's exit from the mortgage servicing business accounted for 1 basis point of the decline in margin. This is due to the average decline for 2000 of $327 million in mortgage loans held for sale, the $98 million in mortgage servicing rights and the $127 million in non-interest bearing custodial deposits.

     The outlook for rates in 2001 is much different. The economy appears to have slowed and the Federal Reserve has reacted quickly with two 50 basis point declines in their target fed funds rate in January 2001 alone. The market has expectations for additional declines as well. As discussed in the Liquidity and Interest

Rate Sensitivity section, BancGroup's net interest income and margin should benefit from the rate decline in 2001.

     Growth in Earning Assets. One of the most significant factors in the Company's increase in income has been the 9.1%, 15.8% and 22.0% increase in average interest-earning assets in 2000, 1999, and 1998, respectively. In addition, and equally significant, average net loans increased $1.2 billion (15.9%) from December 31, 1999 to December 31, 2000. Earning assets as a percentage of total average assets were 92.5%, 90.7% and 90.3% in 2000, 1999 and 1998 respectively. However, the impact on net interest income from the growth in average loans was over shadowed by the compression in the net interest margin as previously discussed.

     Mortgage Loans Held for Sale. Mortgage loans held for sale represent single family residential mortgage loans originated or acquired then packaged and sold. The level and direction of long-term interest rates have a dramatic impact on the volume of mortgage loan originations from new construction and refinancings. In October 1999, the Company sold the wholesale production unit of the mortgage banking division. As a result of decreased activity due to the aforementioned sale and increasing mortgage interest rates, average mortgage loans held for sale decreased to $14.7 million in 2000 from $341.7 million in 1999 and $407.7 million in 1998. Also as a result of the sale of the wholesale production unit, the Company has entered into a third party correspondent relationship for the sale of its retail production of fixed rate mortgage loans, which substantially eliminates the need to hedge interest rate risk associated with new production.

     Loan Mix. At December 31, 2000, the Company's mix of loans reflected an increase in construction loans and commercial real estate loans to 18.0% and 33.7% of the total portfolio from 17.4% and 30.8%, respectively, at December 31, 1999. Residential real estate loans decreased to 27.2% of the total portfolio at December 31, 2000, from 30.7% at December 31, 1999. The increase in the construction and commercial real estate loans is primarily the result of loan growth in the Georgia, Florida, Nevada and Texas regions. The residential real estate loans are predominantly adjustable rate first mortgages that have a low level of credit risk and accordingly have lower yields than other types of loans.

     Noninterest Earning Assets. The decline in average noninterest-earning assets of $130 million from 1999 to 2000 is primarily due to the sale of the mortgage servicing rights as a result of the Company's exit from that line of business, and more efficient cash management. Average cash balances declined by $26 million in 2000 and $20 million in 1999, as a result of specific programs aimed at improving the Company's cash management efficiency.

     Cost of Funds. The average cost of funds increased to 5.50% in 2000, compared to 4.72% in 1999 and 4.94% in 1998. The higher average cost of funds is primarily the result of the previously discussed increase in interest rates that began July 1999 and continued into 2000. BancGroup funds loans primarily with customer deposits. Competitive pressures on new time deposits and variable interest deposits remained strong. Due to these pressures, the Company's funding mix has shifted during the past two years to a higher concentration of borrowings, primarily through credit facilities with the Federal Home Loan Bank. The percentage of average total borrowings to total funding sources is 23% for 2000 and 1999 and 19% for 1998. These borrowings are an excellent funding source since they are at rates lower than or comparable to what the market rates are for new time deposit funds. In addition to these sources, the Company has initiated strategies to increase deposits through its retail branch network. As discussed under Liquidity and Interest Sensitivity, BancGroup's management considers these sources of funds to be adequate to fund future loan growth.

     Noninterest-Bearing Deposits. Noninterest-bearing deposits decreased by $127 million from 1999 to 2000 as a result of the transfer of custodial deposits linked to the mortgage servicing rights sold during late 1999 and 2000 as part of the Company's decision to exit the mortgage servicing business.

  AVERAGE VOLUME AND RATES

                                          2000                               1999                              1998
                            --------------------------------   --------------------------------   -------------------------------
                              AVERAGE                AVERAGE     AVERAGE                AVERAGE    AVERAGE                AVERAGE
                              VOLUME      INTEREST    RATE       VOLUME      INTEREST    RATE       VOLUME     INTEREST    RATE
                            -----------   --------   -------   -----------   --------   -------   ----------   --------   -------
                                                                       (IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Loans, net of unearned
    income(1).............  $ 8,828,899   $789,621    8.94%    $ 7,617,585   $650,017    8.53%    $6,451,427   $575,851    8.93%
  Mortgage loans held for
    sale..................       14,711      1,168    7.94%        341,692     25,229    7.38%       407,672     29,585    7.26%
  Investment securities
    and securities
    available for sale:
Taxable...................    1,420,098     94,540    6.66%      1,422,065     88,873    6.25%     1,152,624     73,829    6.41%
    Nontaxable(2).........      110,639      8,221    7.43%         92,335      6,729    7.29%        93,721      6,981    7.45%
    Equity securities.....       77,960      5,195    6.66%         83,709      5,670    6.77%        88,920      4,775    5.37%
                            -----------   --------             -----------   --------             ----------   --------
        Total
          securities......    1,608,697    107,956    6.71%      1,598,109    101,272    6.34%     1,335,265     85,585    6.41%
Federal funds sold and
  securities purchased
  under resale agreements
  and other short-term
  investments.............       31,771      2,714    8.54%         51,766      2,585    4.99%       106,509      5,641    5.30%
                            -----------   --------             -----------   --------             ----------   --------
Total interest-earning
  assets..................   10,484,078    901,459    8.60%      9,609,152    779,103    8.11%     8,300,873    696,662    8.39%
                            -----------   --------             -----------   --------             ----------   --------
Allowance for loan
  losses..................     (101,788)                           (88,685)                          (76,683)
Cash and due from banks...      285,191                            311,275                           331,680
Premises and equipment,
  net.....................      188,705                            188,494                           175,492
Other assets..............      478,769                            569,961                           464,533
                            -----------                        -----------                        ----------
TOTAL ASSETS..............  $11,334,955                        $10,590,197                        $9,195,895
                            ===========                        ===========                        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing
  liabilities:
  Interest-bearing demand
    deposits..............  $ 1,684,639   $ 58,060    3.45%    $ 1,578,498   $ 43,081    2.73%    $1,493,490   $ 44,330    2.97%
  Savings deposits........      504,329     17,100    3.39%        570,197     17,373    3.05%       531,032     16,872    3.18%
  Time deposits...........    4,601,056    276,733    6.01%      4,043,004    213,154    5.27%     3,428,448    195,244    5.69%
  Short-term borrowings...    1,521,095     96,274    6.33%      1,306,060     66,756    5.11%     1,004,372     54,866    5.46%
  Long-term debt..........      946,630     60,671    6.41%        937,243     57,626    6.15%       641,367     39,129    6.10%
                            -----------   --------             -----------   --------             ----------   --------
  Total interest-bearing
    liabilities...........    9,257,749    508,838    5.50%      8,435,002    397,990    4.72%     7,098,709    350,441    4.94%
                            -----------   --------             -----------   --------             ----------   --------
  Noninterest-bearing
    demand deposits.......    1,263,114                          1,390,240                         1,297,910
  Other liabilities.......      103,799                             91,700                           156,989
                            -----------                        -----------                        ----------
  Total liabilities.......   10,624,662                          9,916,942                         8,553,608
  Shareholders' equity....      710,293                            673,255                           642,287
                            -----------                        -----------                        ----------
Total liabilities and
  shareholders' equity....  $11,334,955                        $10,590,197                        $9,195,895
                            ===========                        ===========                        ==========
Rate differential.........                            3.10%                              3.39%                             3.45%
Net interest income and
  net yield on
  interest-earning
  assets(3)...............                $392,621    3.74%                  $381,113    3.97%                 $346,221    4.17%
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

  AN ANALYSIS OF INTEREST INCREASES (DECREASES)

                                          2000 CHANGE FROM 1999            1999 CHANGE FROM 1998
                                      ------------------------------   -----------------------------
                                                  ATTRIBUTED TO(1)                ATTRIBUTED TO(1)
                                       AMOUNT     VOLUME      RATE     AMOUNT     VOLUME      RATE
                                      --------   --------   --------   -------   --------   --------
                                                              (IN THOUSANDS)
INTEREST INCOME:
  Taxable securities................  $  5,667   $   (123)  $  5,790   $15,044   $ 16,878   $ (1,834)
  Nontaxable securities(2)..........     1,492      1,358        134      (252)      (102)      (150)
  Equity securities.................      (475)      (384)       (91)      895       (293)     1,188
                                      --------   --------   --------   -------   --------   --------
  Total securities..................     6,684        851      5,833    15,687     16,483       (796)
  Total loans (net of unearned
     income)........................   139,604    107,180     32,424    74,166    100,407    (26,241)
  Mortgage loans held for sale......   (24,061)   (25,828)     1,767    (4,356)    (4,864)       508
  Federal funds sold and securities
     purchased under resale
     agreements and other short-term
     investments....................       129     (1,248)     1,377    (3,056)    (2,741)      (315)
                                      --------   --------   --------   -------   --------   --------
          Total.....................   122,356     80,955     41,401    82,441    109,285    (26,844)
                                      --------   --------   --------   -------   --------   --------
INTEREST EXPENSE:
  Interest-bearing demand
     deposits.......................    14,979      3,052     11,927    (1,249)     2,439     (3,688)
  Savings deposits..................      (273)    (2,121)     1,848       501      1,211       (710)
  Time deposits.....................    63,579     31,472     32,107    17,910     33,161    (15,251)
  Short-term borrowings.............    29,518     12,061     17,457    11,890     15,607     (3,717)
  Long-term debt....................     3,045        582      2,463    18,497     18,190        307
                                      --------   --------   --------   -------   --------   --------
          Total.....................   110,848     45,046     65,802    47,549     70,608    (23,059)
                                      --------   --------   --------   -------   --------   --------
          Net interest income.......  $ 11,508   $ 35,909   $(24,401)  $34,892   $ 38,677   $ (3,785)
                                      ========   ========   ========   =======   ========   ========

---------------

(1) Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.
(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

  NONINTEREST INCOME

     One of BancGroup's primary strategies has been to expand its noninterest income. The Company continues to emphasize growth in wealth management services, international banking, electronic banking services and cash management services. These services provide a broader base of revenue generation capabilities. Noninterest income increased $1.2 million or 2% from 1999 to 2000 and $15.0 million or 26% from 1998 to 1999. Noninterest income from continuing operations excluding nonrecurring income from the gain on sale of certain branches and other miscellaneous items increased 18% in 2000 and 8% in 1999.

                                                                            INCREASE (DECREASE)
                                                                      --------------------------------
                                         YEARS ENDED DECEMBER 31,       2000              1999
                                        ---------------------------   COMPARED          COMPARED
                                         2000      1999      1998     TO 1999     %     TO 1998     %
                                        -------   -------   -------   --------   ---    --------   ---
                                                                (IN THOUSANDS)
Noninterest income (from continuing
  operations):
  Service charges on deposit
     accounts.........................  $38,019   $38,490   $37,361    $ (471)   (1)%   $ 1,129     3%
  Other charges, fees, and
     commissions......................   10,885     8,434     7,634     2,451    29         800    10
  Other income........................   25,747    25,893    13,090      (146)   (1)     12,803    98
                                        -------   -------   -------    ------           -------
Subtotal..............................   74,651    72,817    58,085     1,834     3      14,732    25
  Other noninterest income items:
  Securities gains, net...............      538       497     1,449        41              (952)
  Gain (loss) on disposal of other
     real estate and repossessions....      110       773      (582)     (663)            1,355
                                        -------   -------   -------    ------           -------
          Total noninterest income....  $75,299   $74,087   $58,952    $1,212     2%    $15,135    26%
                                        =======   =======   =======    ======           =======

     Noninterest income from deposit accounts is significantly affected by competitive pricing on these services and the volume of noninterest-bearing accounts. Average noninterest bearing retail deposits remained flat in 2000 while service charges declined 1%. Competitive pressures and increasing rates resulting in a shift to other deposit products are the primary reason for the decline in service charges in 2000. The increase in 1999 of 3% is primarily the result of increases in volume, increases in service fee rates, and the acquisitions completed in 1998.

     Other income of $10 million was recorded in 1999 as a result of gains on the sales of the five supermarket branches and the Company's Dalton, Georgia branches as well as other one-time miscellaneous income. Excluding these one time gain items from 1999, other income increased $9.9 million or 62% in 2000 and $2.6 million or 20% in 1999. The increase in other service charges and fees and other income are primarily the result of additional fees generated by wealth management, electronic banking, and international banking services.

     Income from wealth management services was $8.2 million in 2000 as compared to $5.5 million in 1999, a 48% increase. Wealth management services include asset management, investment sales, trust services and annuity sales. Electronic banking fees which include ATM surcharges and check card fees has increased by $900,000, or 20%, in 2000 as compared to 1999. The international banking department located in the Miami region generated $1.6 million of income in 2000 compared to $1.4 million in 1999, an 18% increase.

     As shown in the table above, securities gains in each of the three years were $538,000, $497,000 and $1,449,000, respectively. While a substantial portion of the securities portfolio is considered available for sale, BancGroup currently intends to hold substantially its entire securities portfolio for investment purposes.

  NONINTEREST EXPENSE

     Noninterest expense to average assets was 2.21%, 2.34%, and 2.73% in 2000, 1999, and 1998, respectively (from continuing operations excluding acquisition and restructuring costs, and Y2K expenses.)

     The Company completed the conversion of banks acquired in Texas in the first quarter of 2000, and conversions of banks acquired in Nevada in the second quarter of 2000. The Company completed the sale of five supermarket branches in the first quarter of 1999, closed several unprofitable branches in the second quarter of 1999, completed the sale of its Dalton, Georgia branches in the third quarter of 1999 and sold the wholesale mortgage production unit in the fourth quarter of 1999. In July 2000, the Company announced definitive plans to exit the mortgage servicing business. As of December 31, 2000 all sales of servicing rights and transfers of underlying loans were completed. As a result of this sale, the 13 retail mortgage offices were merged into the regional bank structure of Colonial Bank. The expenses related to discontinued operations are not reflected in the following table. Each of these initiatives resulted in a reduction in operating expenses after its completion.

                                                                          INCREASE (DECREASE)
                                                                    --------------------------------
                                      YEARS ENDED DECEMBER 31,        2000              1999
                                   ------------------------------   COMPARED          COMPARED
                                     2000       1999       1998     TO 1999     %     TO 1998     %
                                   --------   --------   --------   --------   ----   --------   ---
                                                            (IN THOUSANDS)
Noninterest expense (from
  continuing operations):
  Salaries and employee
     benefits....................  $124,370   $114,790   $113,985   $ 9,580       8%  $    805     1%
  Occupancy expense, net.........    30,756     28,194     29,459     2,562       9     (1,265)   (4)
  Furniture and equipment
     expenses....................    28,824     25,633     22,881     3,191      12      2,752    12
  Amortization of intangible
     assets......................     5,196      5,241      4,927       (45)     (1)       314     6
  Acquisition and restructuring
     expense.....................        --      1,307     21,535    (1,307)   (100)   (20,228)  (94)
  Y2K expense....................        --        560      4,617      (560)   (100)    (4,057)  (88)
  FDIC and state assessments.....     1,951      1,629      2,221       322      20       (592)  (27)
  Advertising and public
     relations...................     7,789      7,757      9,143        32      --     (1,386)  (15)
  Stationery, printing and
     supplies....................     4,827      5,599      5,879      (772)    (14)      (280)   (5)
  Telephone......................     6,482      6,157      5,650       325       5        507     9
  Legal fees.....................     4,504      4,453      5,218        51       1       (765)  (15)
  Postage and courier............     6,780      6,717      5,997        63       1        720    12
  Insurance......................     1,394      1,456      1,576       (62)     (4)      (120)   (8)
  Professional services..........     6,246      7,002      9,752      (756)    (11)    (2,750)  (28)
  Travel.........................     3,462      3,535      4,643       (73)     (2)    (1,108)  (24)
  Other..........................    17,401     13,509     11,891     3,892      29      1,618    14
                                   --------   --------   --------   -------    ----   --------   ---
          Total noninterest
            expense..............  $249,982   $233,539   $259,374   $16,443       7%  $(25,835)  (10)%
                                   ========   ========   ========   =======    ====   ========   ===
Noninterest expense from
  continuing operations
  excluding, acquisition,
  restructuring and Y2K expenses
  to average assets..............      2.21%      2.34%      2.73%

     Salaries and benefits increased by $9.6 million in 2000 and $805,000 in 1999. The increase in 2000 is due to normal salary rate increases and increases in commissions and incentives. The Company implemented a branch incentive program in 2000 in an effort to create a more "sales" and "team oriented" approach to servicing customers. The increase in 1999 is primarily due to normal salary rate increases offset by a reduction in personnel resulting from branch sales and closings. As discussed in Note 1 to BancGroup's Consolidated Financial Statements, BancGroup defers certain salary and benefit costs associated with loan originations and amortizes these costs as yield adjustments over the life of the related loans.

     Net occupancy expense increases are primarily due to new branch construction, improvements to existing branch locations and the relocation of certain branches and regional headquarters for better market presence. Furniture and equipment expense increases are due to the previously mentioned branch initiatives as well as improvements to the Company's computer and communications technology. These improvements give the

Company the ability to expand its customer base and continue to improve customer service and back-office efficiencies. In 1999 these increases were offset by reductions in costs related to the sale of certain branches.

     A waiver of the state assessment in the first and second quarters of 1999 caused the decrease in the FDIC and state assessments in 1999 of $592,000. Decreases in supplies are primarily due to operating efficiencies gained through technological advancements specifically related to the imaging of internal reports. The decrease in 2000 of professional services and travel and the remaining decreases in 1999 are primarily the result of the completion of the conversion process in 2000 and 1999 of two and seven acquired banks, respectively. The increases in other expenses are due to normal expenses resulting from the Company's growth.

  ACQUISITION EXPENSE AND RESTRUCTURING CHARGES

     The results for 2000 and 1999 reflect the continued implementation of the Company's plan to de-emphasize acquisitions, complete system conversions, streamline operations and eliminate less profitable operations. As a result of this focus, the Company recognized acquisition and conversion related expenses of $0, $1.3 million, and $12.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. These expenses related primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write-offs of equipment) and employee severance. As of December 31, 2000, two lease obligations remain outstanding from the Florida Region restructuring. These lease obligations will expire in mid 2001.

  YEAR 2000 DISCLOSURE

     BancGroup aggressively addressed the challenges that Year 2000 presented to its operations. The transition into Year 2000 went according to plan with all functions doing business as usual.

     BancGroup incurred expenditures of approximately $12,500,000 in expenditures on the Year 2000 project, with $0 in 2000, $1,076,000 during 1999 and $11,000,000 in 1998. Year 2000 project costs of approximately $560,000 were expensed during 1999 while $4,617,000 was expensed during 1998.

  INCOME TAXES

     The provision for income taxes is as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
Continuing operations.....................................  $67,732   $68,193   $37,790
Discontinued operations...................................   (3,066)    2,134    (6,384)
                                                            -------   -------   -------
          Total...........................................  $64,666   $70,327   $31,406
                                                            =======   =======   =======

     BancGroup is subject to federal and state taxes at combined rates of approximately 36.5% for regular tax purposes and 23% for alternative minimum tax purposes. These rates are reduced or increased for certain nontaxable income or nondeductible expenses, primarily consisting of tax exempt interest income, partially taxable dividend income, nondeductible amortization of goodwill, and certain nondeductible acquisition expenses.

  DISCONTINUED OPERATIONS

     In July 2000, BancGroup announced its definitive plans to exit the mortgage servicing business. BancGroup recorded a loss on disposal of the discontinued operations of $4.3 million after tax. The results of the mortgage servicing business have been classified as discontinued operations.

     The effects of this decision are the elimination of risk associated with mortgage servicing rights and the related volatility in earnings. It also allows the Company to reallocate approximately $40 million of capital for more profitable purposes.

REVIEW OF FINANCIAL CONDITION

  OVERVIEW

     Changes in ending asset balances of the company's segments and changes in selected components of the Company's balance sheet from December 31, 1999 to December 31, 2000 are as follows:

                                                               INCREASE    (DECREASE)
                                                                AMOUNT         %
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Assets:
  Commercial Banking........................................  $1,179,694       11.2%
  Mortgage Banking(1).......................................    (306,360)     (89.7)
  Corporate/Other(2)........................................         204        1.6
                                                              ----------
          Total Assets......................................  $  873,538        8.0%
                                                              ==========
Other Balance Sheet Components:
  Securities available for sale and investment securities...  $  (57,977)      (3.7)%
  Mortgage loans held for sale..............................     (23,284)     (70.2)
  Loans, net of unearned income.............................   1,188,621       14.4
  Mortgage servicing rights(1)..............................    (238,405)    (100.0)
  Deposits..................................................     175,039        2.2
  Short-term borrowings.....................................     694,899       58.3
  Long-term debt............................................      58,324       (6.6)

---------------

(1) The mortgage banking segment was discontinued in 2000.
(2) Includes eliminations of certain intercompany transactions.

     Management continually monitors the financial condition of BancGroup in order to protect depositors, increase shareholder value and protect current and future earnings. The most significant factors affecting BancGroup's financial condition from 1999 through 2000 have been:

     - Internal loan growth of 15.9% in 2000 following 16.8% growth in 1999.

     - Loan mix changed to reflect a decrease in residential real estate loans to 27.2% of the total loan portfolio from 30.7% in 1999.

     - Maintenance of high asset quality and reserve coverage of nonperforming assets. Nonperforming assets were 0.54% and 0.55% of related assets at December 31, 2000 and 1999, respectively. Net charge-offs were 0.21% of average loans during 2000 and 1999. The allowance for possible loan losses was 1.14% of loans at December 31, 2000, providing a 256% coverage of nonperforming loans (nonaccrual and renegotiated).

     - A loan to deposit ratio of 115.6% and 103.3% at December 31, 2000 and 1999, respectively. Federal Home Loan Bank borrowings, correspondent fed funds lines and brokered CD's continue to be a source of funding allowing the Company funding flexibility.

     - Decrease of $23 million in mortgage loans held for sale during 2000 due primarily to the sale of the wholesale mortgage production unit in October 1999 as well as a decrease in refinancing activities.

     - The exiting of the mortgage servicing business through the sales of servicing rights and transfers of the underlying loans resulting in no mortgage servicing rights at December 31, 2000 compared to $238 million at December 31, 1999. This initiative also resulted in the transfer of $220 million in noninterest-bearing custodial deposits.

     - Issuance of $100 million 8% subordinated notes in 1999 which qualifies as Tier II Capital.

     - Repurchase of 3,382,200 shares of the Company's common stock for issuance in stock plans.

     - These items, as well as a more detailed analysis of BancGroup's financial condition, are discussed in the following sections.

  LOANS

     Growth in loans and maintenance of a high quality loan portfolio are principal ingredients for improved earnings. Management's emphasis within all of BancGroup's banking regions is on loan growth in accordance with local market demands and in reliance upon the lending experience and expertise in the regional banks. Management believes that its strategy of meeting local demands and utilizing local lending expertise has proved successful. This success is evident in internal loan growth of 15.9% in 2000, 16.8% in 1999, 15.1% in 1998 and 9.8% in 1997, excluding acquisitions. Internal loan growth continues to be a major factor in BancGroup's increasing earnings. This local customer relationship responsibility combined with independent oversight of credit decisions and conservative underwriting standards are key to the maintenance of the Company's high asset quality.

     Management believes that any existing concentrations of loans, whether geographically, by industry, or by borrower, do not expose BancGroup to unacceptable levels of risk. The current concentration of loans remains diverse in location, size, and collateral function. These differences, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses.

     BancGroup has a significant concentration of commercial real estate and construction loans representing 33.7% and 18% of total loans, respectively. BancGroup's commercial real estate and construction loans are spread geographically throughout Alabama and Florida and other areas including metropolitan Atlanta, Georgia, Dallas, Texas and Reno and Las Vegas, Nevada with no more than 19% of these loans in any one geographic region. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia, Florida, Texas and Nevada are experiencing higher rates of growth. Real estate in BancGroup's lending areas has not experienced significantly inflated values due to excessive speculation or inflationary pressures. The collateral held in the commercial real estate and construction portfolios consists of various property types with no one property type constituting a concentration. For BancGroup, these property types are primarily multi-family housing, hotels, office buildings, warehouses, shopping centers, amusement/recreational facilities, one-to-four family residential housing developments, and health service facilities. BancGroup has diversified its portfolio of commercial real estate loans with less than 10% of its loan portfolio concentrated in any of the previously mentioned income producing activities. Risk is further reduced by the relatively small average loan size and the application of conservative underwriting guidelines. BancGroup's commercial real estate and construction loans continue to perform at acceptable levels. Net charge-offs to average loans for the commercial real estate portfolio were .09% and 0.11% for 2000 and 1999, respectively. Net charge-offs to average loans for the construction portfolio were .03% and .10% for 2000 and 1999, respectively.

     BancGroup also continues to have a significant concentration of residential real estate loans as they represent 27.2% of total loans. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have minimal credit risk and lower interest rate sensitivity. A portion of these loans was acquired through bank acquisitions. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment.

     Loans classified as commercial, financial, and agricultural, representing 13% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial retail, or service businesses. The risk associated with loans in this category are generally related to earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

     Consumer loans, representing 2.9% of total loans, are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principle source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

     BancGroup's international banking department, located in the Miami region, engages in confirming letters of credit, primarily with top-tier banks in Latin America. Loans outstanding to Latin American banks at December 2000 totaled approximately $125 million. However, due to the immaterial balance of these loans in relation to total loans, these amounts will not be reported separately.

     BancGroup established a mortgage warehouse lending department in the third quarter of 1998. This department provides lines of credit collateralized by residential mortgage loans to top tier mortgage companies predominantly in the Southeast. Loans outstanding at December 31, 2000 and 1999 were $340 million and $162 million, respectively, with unfunded commitments of $250 million and $268 million at December 31, 2000 and 1999, respectively. These loans are categorized as other loans in the following schedule.

     BancGroup does not have a syndicated lending department; however, the Company has fourteen credits with commitments (funded and unfunded) of $193 million that fall within the bank regulatory definition of a "Shared National Credit" (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is under $30 million, with the smallest credit being approximately $190,000.

     Although by definition these are considered Shared National Credits, BancGroup's loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

     - 51% -- commercial real estate projects located within existing markets

     - 16% -- international credits which are comprised of unfunded short-term commitments to tier one correspondent banks

     - 18% -- mortgage warehouse lines to two large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers)

     - 15% -- operating facilities to two large national corporations headquartered in the Florida markets

     BancGroup participates heavily in the management of each of the 14 relationships. Management believes that these are sound participations involving credits that fit within Colonial's lending philosophy and meet it's conservative underwriting guidelines. Furthermore, none of these credits was adversely classified in the last federal bank regulatory examination of "Shared National Credits," and these loans are currently in full compliance with all terms and agreements.

     As discussed more fully in subsequent sections, management has established policies and procedures to ensure maintenance of adequate liquidity and liquidity sources. BancGroup has arranged funding sources in addition to customer deposits that provide the company the capability to exceed a 100% loan to deposit ratio and maintain adequate liquidity.

                            GROSS LOANS BY CATEGORY

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Commercial, financial and
  agricultural.......................  $1,221,131   $1,126,191   $1,102,446   $  751,375   $  692,761
Real estate -- commercial............   3,174,483    2,538,304    2,006,851    1,673,505    1,217,175
Real estate -- construction..........   1,693,958    1,435,004    1,028,471      734,239      545,681
Real estate -- residential...........   2,562,708    2,528,413    2,438,236    2,382,324    2,010,420
Installment and consumer.............     272,124      297,555      344,860      329,136      315,143
Other................................     492,408      302,860      189,934       81,181       58,607
                                       ----------   ----------   ----------   ----------   ----------
          Total loans................  $9,416,812   $8,228,327   $7,110,798   $5,951,760   $4,839,787
                                       ==========   ==========   ==========   ==========   ==========

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Allocations of the allowance for possible loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocation of the remaining allowance represents an approximation of the reserves for each category of loans based on management's evaluation of the respective historical charge-off experience and risk within each loan type.

                            ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                                DECEMBER 31,
                          --------------------------------------------------------
                                   2000                    1999             1998
                          ----------------------   ---------------------   -------
                                     PERCENT OF              PERCENT OF
                                      LOANS TO                LOANS TO
                           AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT
                          --------   -----------   -------   -----------   -------
                                               (IN THOUSANDS)
Balance at end of period
 Applicable to:
 Commercial, financial,
   and agricultural.....  $ 27,861       13.0%     $23,051       13.7%     $19,068
 Real estate
   commercial...........    43,843       33.7%      34,729       30.8%      30,382
 Real estate
   construction.........    15,909       18.0%      16,907       17.4%      14,681
 Real estate --
   residential..........    12,814       27.2%      12,642       30.7%      12,191
 Installment and
   consumer.............     2,927        2.9%       3,992        3.6%       4,930
 Other..................     3,811        5.2%       4,672        3.8%       2,310
                          --------      -----      -------      -----      -------
       Total............  $107,165      100.0%     $95,993      100.0%     $83,562
                          ========      =====      =======      =====      =======

                             ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                                 DECEMBER 31,
                          -----------------------------------------------------------
                             1998               1997                    1996
                          -----------   ---------------------   ---------------------
                          PERCENT OF              PERCENT OF              PERCENT OF
                           LOANS TO                LOANS TO                LOANS TO
                          TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                          -----------   -------   -----------   -------   -----------
                                                (IN THOUSANDS)
Balance at end of period
 Applicable to:
 Commercial, financial,
   and agricultural.....      15.5%     $13,955       12.6%     $12,932       14.3%
 Real estate
   commercial...........      28.2%      25,979       28.1%      19,792       25.1%
 Real estate
   construction.........      14.5%      13,854       12.3%      10,886       11.3%
 Real estate --
   residential..........      34.3%      11,912       40.1%      11,303       41.5%
 Installment and
   consumer.............       4.8%       5,079        5.5%       4,673        6.5%
 Other..................       2.7%       1,328        1.4%       2,146        1.3%
                             -----      -------      -----      -------      -----
       Total............     100.0%     $72,107      100.0%     $61,732      100.0%
                             =====      =======      =====      =======      =====

LOAN MATURITY/RATE SENSITIVITY

     As discussed in a subsequent section, BancGroup seeks to maintain adequate liquidity and minimize exposure to interest rate volatility. The goals of BancGroup with respect to loan maturities and rate sensitivity continue to focus on shorter-term maturities and floating or adjustable rate loans. At December 31, 2000, approximately 50.4% of loans were floating rate loans.

     Contractual maturities may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan pay-offs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturity at December 31, 2000.

                                                                    LOAN MATURITY/RATE SENSITIVITY
                                                                          DECEMBER 31, 2000
                                       ----------------------------------------------------------------------------------------
                                                                                                           RATE SENSITIVITY,
                                                     MATURING                                               LOANS MATURING
                                       ------------------------------------      RATE SENSITIVITY             OVER 1 YEAR
                                         WITHIN                    OVER 5     -----------------------   -----------------------
                                         1 YEAR     1-5 YEARS      YEARS        FIXED       FLOATING      FIXED       FLOATING
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
Commercial, financial, and
  agricultural.......................  $  553,830   $  159,635   $  507,666   $  528,293   $  692,838   $  373,272   $  294,029
Real estate -- commercial............     619,897      875,213    1,679,373    2,238,482      936,001    1,979,617      574,969
Real estate -- construction..........     917,317      111,131      665,510      386,103    1,307,855      138,053      638,588
Real estate -- residential...........     236,714      681,665    1,644,329    1,172,487    1,390,221    1,060,504    1,265,490
Installment and consumer.............      90,744       19,539      161,841      249,419       22,705      172,441        8,939
Other................................     403,021       34,673       54,714       75,586      416,822       49,294       40,093
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       $2,821,523   $1,881,856   $4,713,433   $4,650,370   $4,766,442   $3,773,181   $2,822,108
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

LOAN QUALITY

     A major key to long-term earnings growth is maintenance of a high quality loan portfolio. BancGroup's directive in this regard is carried out through its policies and procedures for the underwriting and ongoing review of loans and through a company wide senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continued basis. In addition, the Company has established regional bank loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while BancGroup's senior management provides independent oversight by participating in the state loan committees.

     BancGroup has standard policies and procedures for the evaluation of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the credit worthiness of the borrower, but generally require maximum loan-to-value ratios of 85% for commercial real estate and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios. Collateral values referenced above are monitored and estimated by loan officers through inspections, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers, or guarantors' credit worthiness, the borrowers other banking relationships, the bank's lending experience with the borrower, and any other potential sources of repayment.

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

LOAN LOSS EXPERIENCE

     The ratio of net charge-offs to average loans was 0.21%, 0.21%, and 0.26% in 2000, 1999, and 1998, respectively. As a result of the Company's localized lending strategies and early identification of potential problem loans, BancGroup's net charge-offs have been consistently low. In addition, the current concentration of residential real estate loans has had a favorable impact on net charge-offs.

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

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Allowance for possible loan losses --
  January 1..........................  $   95,993   $   83,562   $   72,107   $   61,732   $   53,770
Charge-offs:
  Commercial, financial and
     agricultural....................      10,493        9,627        6,001        5,577        3,627
  Real estate -- commercial..........       3,240        3,226        3,273        2,972        2,389
  Real estate -- construction........         529        1,171        1,731          433        1,803
  Real estate -- residential.........       3,260        2,579        3,380        1,765          911
  Installment and consumer...........       4,345        5,044        6,803        5,695        3,482
  Other..............................       1,119        1,711        1,469          694          239
                                       ----------   ----------   ----------   ----------   ----------
          Total charge-offs..........      22,986       23,358       22,657       17,136       12,451
                                       ----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial, financial and
     agricultural....................       1,210        2,516        1,206        1,001        1,452
  Real estate -- commercial..........         627          601        1,399        1,024        1,533
  Real estate -- construction........          62           54           43           91            1
  Real estate -- residential.........         440          849          545          244          697
  Installment and consumer...........       1,856        2,678        1,945        1,820        1,589
  Other..............................         283          384          789          137           82
                                       ----------   ----------   ----------   ----------   ----------
          Total recoveries...........       4,478        7,082        5,927        4,317        5,354
                                       ----------   ----------   ----------   ----------   ----------
Net charge-offs......................      18,508       16,276       16,730       12,819        7,097
Addition to allowance charged to
  operating expense..................      29,680       28,707       26,345       16,321       14,442
Allowance added from bank
  acquisitions.......................          --           --        1,840        6,873          617
                                       ----------   ----------   ----------   ----------   ----------
Allowance for possible loan losses --
  December 31........................  $  107,165   $   95,993   $   83,562   $   72,107   $   61,732
                                       ==========   ==========   ==========   ==========   ==========
Loans (net of unearned income)
  December 31........................  $9,416,770   $8,228,149   $7,110,295   $5,951,067   $4,835,274
Ratio of ending allowance to ending
  loans (net of unearned income).....        1.14%        1.17%        1.18%        1.21%        1.28%
Average loans (net of unearned
  income)............................  $8,828,899   $7,617,585   $6,451,427   $5,497,737   $4,488,023
Ratio of net charge-offs to average
  loans (net of unearned income).....        0.21%        0.21%        0.26%        0.23%        0.16%
Allowance for loan losses as a
  percent of nonperforming loans
  (nonaccrual and renegotiated)......         256%         269%         245%         247%         234%

NONPERFORMING ASSETS

     BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup's policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These loans are summarized as follows:

                              NONPERFORMING ASSETS

                                                            DECEMBER 31,
                                           -----------------------------------------------
                                            2000      1999      1998      1997      1996
                                           -------   -------   -------   -------   -------
                                                           (IN THOUSANDS)
Aggregate loans for which interest is not
  being accrued                            $40,624   $34,461   $32,823   $28,209   $24,729
Aggregate loans renegotiated to provide a
  reduction or deferral of interest or
  principal because of deterioration in
  the financial condition of the borrower    1,161     1,265     1,334     1,014     1,683
                                           -------   -------   -------   -------   -------
          Total nonperforming loans*        41,785    35,726    34,157    29,223    26,412
Other real estate and in-substance
  foreclosure                                8,630     9,009     8,164    14,044    11,834
Repossessions                                  298       206       564       796       338
                                           -------   -------   -------   -------   -------
          Total nonperforming assets*      $50,713   $44,941   $42,885   $44,063   $38,584
                                           -------   -------   -------   -------   -------
Aggregate loans contractually past due 90
  days for which interest is being
  accrued................................  $ 9,841   $11,184   $ 8,992   $ 7,335   $ 7,860
Total nonperforming loans as a percent of
  net loans..............................     0.44%     0.43%     0.48%     0.49%     0.55%
Total nonperforming assets as a percent
  of net loans, other real estate and
  repossessions..........................     0.54%     0.55%     0.60%     0.74%     0.80%
Total nonperforming and 90 day past due
  loans for which interest is being
  accrued as a percent of total loans....     0.64%     0.57%     0.61%     0.61%     0.71%
Allowance for loan loss as a percent of
  nonperforming loans (nonaccrual and
  renegotiated)..........................      256%      269%      245%      247%      234%

---------------

* Total does not include loans contractually past due 90 days or more which are still accruing interest

     Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $500,000) individual credits.

     Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $193 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and annually by BancGroup's centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of December 31, 2000, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans as potential problem loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time.

     The above nonperforming loans and potential problem loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

     Interest income recognized and interest income foregone on nonaccrual loans was not significant for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

     The recorded investment in impaired loans at December 31, 2000 and 1999 was $29.5 million and $23.3 million, respectively and these loans had a corresponding valuation allowance of $14.5 million and $13.8 million, respectively. The average investment in impaired loans during 2000 and 1999 totaled $29.1 million and $21.2 million, respectively.

SECURITIES

     On a daily basis, BancGroup determines the funds available for short-term investment. Funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements and maturities of securities, as well as other factors. Based on these factors and management's interest rate and income tax forecasts, an investment strategy is determined. Significant elements of this strategy as of December 31, 2000 include:

     - BancGroup's investment in U.S. Treasury securities and obligations of U.S. government agencies including mortgage backed securities are substantially all pledged against public funds deposits or used as collateral for repurchase agreements.

     - BancGroup is required to carry Federal Home Loan Bank (FHLB) Stock in connection with its borrowings from the FHLB. BancGroup is also required to carry Federal Reserve Stock since its subsidiary bank is a member bank of the Federal Reserve System.

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

     - The risk elements associated with the various types of securities are also considered in determining investment strategies. U.S. Treasury and non-callable U.S. government agency obligations are considered to contain virtually no default or prepayment risk. Mortgage-backed securities have varying degrees of risk of impairment of principal. Impairment risk is primarily associated with changes in interest rates and accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. BancGroup's mortgage-backed security portfolio as of December 31, 2000 does not include any interest-only strip securities and the amount of unamortized premium on mortgage-backed securities is approximately $1,854,000.

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

     Securities available for sale represent those securities that BancGroup intends to hold for an indefinite period of time or that may be sold in response to changes in interest rates, prepayment risk and other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added or deducted from shareholders' equity. The balance in securities available for sale decreased from $1.5 billion at December 31, 1999, to $1.4 billion at December 31, 2000.

     At December 31, 2000, there was no single issuer, with the exception of the U.S. government and U.S. government agencies, where the aggregate book value of these securities exceeded 10% of shareholders' equity ($75.7 million).

     The changes noted above are reflected on the following table.

                             SECURITIES BY CATEGORY

                                                                CARRYING VALUE AT DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Investment securities:
  U.S. Treasury securities and obligations of U.S.
     Government Agencies...................................  $      500   $    1,581   $   83,322
  Mortgage-backed securities...............................      15,132       24,833       45,037
  Obligations of state and political subdivisions..........      27,143       33,620       41,185
  Other....................................................       1,535        1,648        1,410
                                                             ----------   ----------   ----------
          Total............................................  $   44,310   $   61,682   $  170,954
                                                             ==========   ==========   ==========
Securities available for sale:
  U.S. Treasury securities and obligations of U.S.
     Government Agencies...................................  $  228,821   $  166,799   $  152,162
  Mortgage-backed securities...............................     900,557    1,089,249    1,030,801
  Obligations of state and political subdivisions..........      93,435       71,652       58,316
  Other....................................................     226,573      162,291      172,939
                                                             ----------   ----------   ----------
          Total............................................  $1,449,386   $1,489,991   $1,414,218
                                                             ==========   ==========   ==========

     The carrying value of securities at December 31, 2000 mature as follows:

                     MATURITY DISTRIBUTION OF SECURITIES(3)

                                    WITHIN 1 YEAR           1-5 YEARS          5-10 YEARS       OVER 10 YEARS
                                 --------------------   -----------------   ----------------   ----------------
                                              AVERAGE             AVERAGE            AVERAGE            AVERAGE
                                   AMOUNT      RATE     AMOUNT     RATE     AMOUNT    RATE     AMOUNT    RATE
                                 ----------   -------   -------   -------   ------   -------   ------   -------
                                                                 (IN THOUSANDS)
Investment securities:
  U.S. Treasury securities.....  $       --      --%    $    --      --%    $   --      --%    $  500    7.25%
  Obligations of U.S.
    government agencies and
    mortgage backed
    securities.................       5,157    7.11%      3,800    6.76%     2,475    6.77%     3,700    7.71%
  Obligations of state and
    political
    subdivisions(1)............       3,518    7.49%     16,135    7.58%     4,982    7.55%     2,508    7.99%
  Other........................         310    7.90%      1,225    6.90%        --      --%        --      --%
                                 ----------    ----     -------    ----     ------    ----     ------    ----
         Total.................  $    8,985    7.28%    $21,160    7.39%    $7,457    7.29%    $6,708    7.75%
                                 ==========    ====     =======    ====     ======    ====     ======    ====
Securities available for
  sale(2):
  U.S. Treasury securities and
    Obligations of U.S.
    government Agencies........  $  228,821    6.18%
  Mortgage-backed securities...     900,557    6.47%
  Obligations of state and
    Political
    subdivisions(1)............      93,435    7.18%
  Other........................     149,888    7.05%
                                 ----------    ----
         Total.................  $1,372,701    6.52%
                                 ==========    ====

---------------

(1) The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 38%. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2) Securities available for sale are shown as maturing within one year although BancGroup intends to hold these securities for an indefinite period of time. (See Contractual Maturities in Note 3 to the consolidated financial statements.) This category excludes all corporate common and preferred stock since these instruments have no maturity date.
(3) Expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or pre-pay obligations without call or pre-payment penalties.

MORTGAGE SERVICING RIGHTS AND SERVICING HEDGE

     In July, 2000, the Company announced definitive plans to exit the mortgage servicing business. As of December 31, 2000, all sales of servicing rights and transfers of underlying loans were completed. For this reason, MSR's were $0 at December 31, 2000 compared to $238 million at December 31, 1999. (See Note 6 to the Consolidated Financial Statements for details on discontinued operations)

     As a result of the previously discussed plans to exit the mortgage servicing business, all hedges related to MSR's were liquidated during the third quarter of 2000. At December 31, 1999, the Company had hedged approximately 58% of the MSR asset primarily through the use of floors and principal-only strips. The hedge positions were monitored daily and adjusted as necessary for changes in the market and projected interest rate movement. The objective of this strategy was to achieve a high degree of correlation between changes in value associated with the hedged asset (the servicing portfolio and the related servicing rights) and the servicing hedge. The servicing hedge was designed to rise in value when interest rates fell and decline in value when interest rates rose, in contrast to the expected movements in value of the servicing asset, therefore reducing earnings volatility caused by interest rate movements.

DEPOSITS

     BancGroup's deposit structure consists of the following:

                                                        DECEMBER 31,          % OF TOTAL
                                                   -----------------------   -------------
                                                      2000         1999      2000    1999
                                                   ----------   ----------   -----   -----
                                                               (IN THOUSANDS)
Noninterest-bearing demand deposits..............  $1,182,036   $1,326,880    14.5%   16.7%
Interest-bearing demand deposits.................   1,831,445    1,696,802    22.5    21.3
Savings deposits.................................     454,051      572,113     5.6     7.2
Certificates of deposits less than $100,000......   2,935,008    2,872,044    36.0    36.0
Certificates of deposits more than $100,000......   1,370,312    1,140,001    16.8    14.3
IRA's............................................     318,479      309,562     4.0     3.9
Open time deposits...............................      51,686       50,576     0.6     0.6
                                                   ----------   ----------   -----   -----
          Total deposits.........................  $8,143,017   $7,967,978   100.0%  100.0%
                                                   ==========   ==========   =====   =====

     BancGroup, through its acquisitions and branch expansion programs, has increased its market presence into high growth markets in the country. Prior to 1998, the expansion was concentrated in Florida and the Atlanta metropolitan area. In 1998, Colonial continued its efforts by moving west into Dallas, Texas and Reno and Las Vegas, Nevada. The principal goal is to provide the Company's retail customer base with convenient access to branch locations while enhancing the Company's potential for future increases in profitability. The growth of deposits continues to be a primary strategic initiative of BancGroup, although competition for deposits remains strong within the banking industry as well as increased competition from other business sectors.

     BancGroup is continuing initiatives to grow deposits throughout its markets. The high growth areas of Florida are a primary focus due to the lower cost of funds in that market. Average retail deposits (excluding mortgage custodial and brokered deposits) increased $593 million in 2000 which represents a 9% growth over 1999's average. BancGroup's retail deposit base is currently 46% in Alabama, 39% in Florida, 9% in Georgia, 3% in Texas, and 3% in Nevada. As market demographics change, products and services are structured to meet the needs of a particular region or customer base. Strong regional bank management supported by BancGroup's asset/liability and product and services management teams provide the Company with resources to remain competitive in it's deposit markets. In January 2000, a branch incentive plan was implemented in which a key goal is for employees to obtain an established deposit growth rate in their branches. The Company began a process to enhance its customer information system which will allow more effective marketing of deposit products. Management also contracted with a marketing consultant to target specific markets and products for future campaigns. Each of these initiatives should provide a solid foundation for achieving BancGroup's deposit objectives.

     The growth in retail deposits in 2000 provided funds which allowed for the reduction in the brokered deposits of $369 million as well as off-setting the reduction in mortgage custodial deposits of $220 million. The reduction in mortgage custodial deposits is a result of the Company's exit from the mortgage servicing business discussed previously. The Company's brokered Certificate of Deposit (CD) program offers CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At December 31, 2000 and 1999, $413 million and $609 million, respectively were outstanding under this program. The Company has a brokered money market program that attracts deposits from out-of-market customers. At December 31, 2000 and 1999, $66 million and $239 million were outstanding, respectively.

SHORT-TERM BORROWINGS

     Short-term borrowings were comprised of the following at December 31, 2000, 1999 and 1998:

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
FHLB borrowings....................................  $  425,000   $  490,000   $  769,987
Federal Funds purchased and securities sold under
  repurchase agreements............................   1,145,657      452,337      480,008
Reverse repurchase agreements......................      89,144      150,571      184,834
Current maturities FHLB Advances...................     225,527      100,521       50,840
Other short-term borrowings........................       3,000           --       25,299
                                                     ----------   ----------   ----------
          Total....................................  $1,888,328   $1,193,429   $1,510,968
                                                     ==========   ==========   ==========

     To assist in funding loan growth, BancGroup has credit facilities with the FHLB. At December 31, 2000 and 1999, BancGroup had borrowings of $1,198,000 and $1,163,000 outstanding of which $547 million and $573 million, respectively, are included in long-term debt with the remaining portion included in short-term borrowings, leaving credit availability at December 31, 2000 of $184 million based on current collateral. This credit facility is collateralized by the Company's residential real estate loans.

     Correspondent banks and customers provide a consistent base of short-term funds with $1,146 million and $452 million outstanding at December 31, 2000 and 1999, respectively, in Fed Funds purchased and repurchase agreements.

     Short-term borrowings, including FHLB borrowings, have been used to fund short-term assets, primarily mortgage loans held for sale and loans. As discussed more fully in the "Liquidity and Interest Rate Sensitivity" section of this report, the line of credit with FHLB is considered a primary source of funding for the Company's asset growth. Recent changes in the FHLB collateral policy will allow BancGroup to pledge commercial real estate loans in addition to residential real estate loans. Given BancGroup's commercial real estate portfolio this will provide additional borrowing capacity.

     BancGroup entered into reverse repurchase arrangements under which it purchased mortgage backed securities. These securities are collateral for the $89 million in short-term debt as well as the $132 million in long-term debt.

     During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $3 million was outstanding at December 31, 2000.

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

     From 1998 through 2000, the significant changes in BancGroup's cash flows have centered around loan growth and fluctuations in mortgage loans held for sale. Loan growth of $1.2 billion in both 2000 and 1999 has been one of the principal uses of cash in both years. Mortgage loans held for sale decreased in 2000 providing $23 million in funds compared to $659 million provided in 1999. The increase in deposits of $175 million in 2000 and $522 million in 1999 provided the primary source of funding for internal loan growth. Short-term borrowings increased $570 million in 2000 due to the funding of internal loan growth and decreased $367 million in 1999 as a result of year end decline in mortgage loans held for sale.

     BancGroup had $2.6 billion and $2.5 billion of residential real estate loans at December 31, 2000 and 1999, respectively. These loans provide collateral for the current $2.0 billion credit facility at the FHLB. As discussed above, additional borrowing capacity will be available in the future. At December 31, 2000, the FHLB unused line of credit was $220 million of which $184 million was available based on current collateral. This line provides the Company significant flexibility in asset/liability management, liquidity and deposit pricing.

     On March 16, 1999, Colonial Bank issued $100 million in 8% Subordinated Notes due March 15, 2009. These notes are not subject to redemption prior to maturity and pay interest semiannually on March 15 and September 15. This subordinated debt qualifies as Tier II capital. In July 1999, the Company entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $3 million was outstanding at December 31, 2000. This facility bears interest at a rate of 0.85% above LIBOR and expires in July 2000.

     In 1998, BancGroup entered into reverse repurchase arrangements under which it purchased mortgage backed securities. At December 31, 2000 these securities are collateral for the $89 million in short-term debt as well as the $102 million in long-term debt.

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

     BancGroup has outstanding, $66.7 million and $33.4 million of Bank-Owned Life Insurance ("BOLI") at December 31, 2000 and 1999, respectively. This long-term asset represents life insurance purchased from highly rated insurance companies on certain employees with BancGroup named as the beneficiary. The Company considers these funds available for the future payment of benefits due the employee's beneficiaries from group benefit plans.

     Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

     The primary uses of funds as reflected in the holding company only statement of cash flows (Note 25) were $7.6 million for the payment of interest on debt, $31.9 million for the purchase of treasury stock, and $48.9 million for the payment of dividends. The holding company's primary sources of funds were $63.7 million in dividends received from its subsidiaries, $3.0 million in short-term borrowings, and cash. Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $134 million of retained earnings plus certain 2001 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2001 without prior approval from the respective regulatory authorities. The holding company anticipates that the cash flow needs of the holding company will be less than the regulatory dividend restrictions of its subsidiary bank.

     At December 31, 2000, BancGroup's liquidity position was adequate with loan maturities of $2.8 billion, or 30% of the total loan portfolio, due within one year. Securities totaling $1.5 billion or 97.6% of the total portfolio also had maturities within one year or have been classified as available for sale. As of December 31, 2000, there were, however, no current plans to dispose of any significant portion of these securities. In addition BancGroup has $184 million in additional borrowing capacity at the FHLB, $482 million from Fed Fund lines and $22 million from a revolving credit facility with an unaffiliated financial institution.

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

     BancGroup's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest earning assets and interest bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis. The following table represents the output from the Company's simulation model and measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of interest-sensitive assets, interest-sensitive liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at December 31, 2000.

                                                              PERCENTAGE CHANGE IN
                                                 -----------------------------------------------
BASIS POINTS                                     NET INTEREST INCOME(1)   NET PORTFOLIO VALUE(2)
------------                                     ----------------------   ----------------------
+200...........................................            (3)%                     (9)%
+100...........................................            (2)                      (4)
-100...........................................             1                        3
-200...........................................             1                        3

---------------

(1) The percentage change in this column represents variance in net interest income for 12 months in a stable interest rate environment versus the net interest income in the various scenarios. The stable environment was as of December 31, 2000 when the federal funds rate was 6.50%.
(2) The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

     The results of our simulation model reflect that BancGroup's net interest income will benefit from a decline in rates versus rates as of year end 2000, while the current risk exposure is to rising rates.

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

     The following table summarizes BancGroup's interest rate sensitivity at December 31, 2000.

                                                      AT DECEMBER 31, 2000
                         ------------------------------------------------------------------------------
                                                   INTEREST SENSITIVE WITHIN
                         ------------------------------------------------------------------------------
                            TOTAL         0-90        91-180        181-365        1-5          OVER
                           BALANCE        DAYS         DAYS          DAYS         YEARS       5 YEARS
                         -----------   ----------   -----------   -----------   ----------   ----------
                                                         (IN THOUSANDS)
RATE SENSITIVE ASSETS:
  Federal Funds sold
     and resale
     Agreements........  $    15,855   $   15,630   $        --   $        --   $      225   $       --
  Investment
     securities........       44,310          966         1,364         6,656       18,634       16,690
  Securities available
     for sale..........    1,449,386      120,723        85,610        66,382      410,780      765,891
  Mortgage loans held
     for sale..........        9,866        9,866            --            --           --           --
                         -----------   ----------   -----------   -----------   ----------   ----------
  Loans, net of
     unearned income...    9,416,770    4,247,238       470,698       799,442    3,403,142      496,250
  Allowances for
     possible loan
     losses............     (107,165)     (48,334)       (5,357)       (9,098)     (38,729)      (5,647)
                         -----------   ----------   -----------   -----------   ----------   ----------
Net loans..............    9,309,605    4,198,904       465,341       790,344    3,364,413      490,603
Nonearning assets......      898,615           --                                               898,615
                         -----------   ----------   -----------   -----------   ----------   ----------
          Total
            Assets.....  $11,727,637   $4,346,089   $   552,315   $   863,382   $3,794,052   $2,171,799
                         ===========   ==========   ===========   ===========   ==========   ==========
RATE SENSITIVE
  LIABILITIES:
  Interest-bearing
     demand deposits...  $ 1,831,445   $  497,831   $   365,081   $        --   $  949,528   $   19,005
  Savings deposits.....      454,051      154,618        90,815            --      190,519       18,099
  Certificates of
     deposits less than
     $100,000..........    2,935,008      774,272       745,643     1,141,269      273,655          169
  Certificates of
     deposits more than
     $100,000..........    1,370,312      397,909       346,661       493,778      131,964           --
  IRAs.................      318,479       68,419        65,042        96,198       88,691          129
  Open time deposits...       51,686       51,686            --            --           --           --
  Short-term
     borrowings........    1,888,328    1,613,328       175,000       100,000           --           --
  Long-term debt.......      831,247       10,013            --           486      404,246      416,502
  Noncosting
     liabilities &
     equity............    2,047,081           --            --            --           --    2,047,081
                         -----------   ----------   -----------   -----------   ----------   ----------
          Total
            Liabilities
            & Equity...  $11,727,637   $3,568,076   $ 1,788,242   $ 1,831,731   $2,038,603   $2,500,985
                         ===========   ==========   ===========   ===========   ==========   ==========
Gap....................  $        --   $  778,013   $(1,235,927)  $  (968,349)  $1,755,449   $ (329,186)
                         ===========   ==========   ===========   ===========   ==========   ==========
Cumulative Gap.........  $        --   $  778,013   $  (457,914)  $(1,426,263)  $  329,186   $       --
                         ===========   ==========   ===========   ===========   ==========   ==========

     The last two lines of the preceding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. The interest sensitivity schedule reflects a 12.16% negative gap at 12 months; therefore, as of December 31, 2000 BancGroup generally has a greater exposure to net income if interest rates increase.

     In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. For all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities' earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment. Furthermore, the balances reflect contractual repricing of the deposits and management's position on repricing certain deposits where management discretion is permitted. Prepayment assumptions are applied at a constant rate based on the Company's historical experience. Certain demand deposit accounts and regular savings accounts have been classified as repricing beyond one year in accordance with regulatory guidelines. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive. If these accounts were included in the 0-90 day category, the gap in that time frame would be a negative $399 million with a corresponding cumulative gap at one year of negative $2.6 billion.

CAPITAL ADEQUACY AND RESOURCES

     Management is committed to maintaining capital at a level sufficient to protect stockholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management's strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company's dividend payout ratio target range is 30-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

     The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 2000 are stated below:

Capital (thousands)
Tier I Capital:
  Shareholders' equity (excluding unrealized gain on
     securities available for sale, disallowed MSRs and
     intangibles plus Trust Preferred Securities)...........  $   758,344
Tier II Capital:
  Allowable loan loss reserve...............................      107,165
  Subordinated debt.........................................      111,900
                                                              -----------
          Total Capital.....................................  $   977,409
Risk Adjusted Assets (thousands)............................  $ 9,234,055
          Total Assets (thousands)..........................  $11,727,637

                                                              2000    1999
                                                              -----   -----
Tier I leverage ratio.......................................   6.63%   6.58%
Risk Adjusted Capital Ratios:
          Tier I Capital Ratio..............................   8.21%   8.71%
          Total Capital Ratio...............................  10.58%  11.31%

     BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The decreases in the risk adjusted ratios shown above are primarily due to asset growth and the repurchase of $32 million in BancGroup stock. Asset growth was partially funded by approximately $40 million in capital available as a result of exiting the mortgage servicing business.

REGULATORY RESTRICTIONS

     As noted previously, dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

     Colonial Bank is also required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2000, these deposits were not material to BancGroup's funding requirements.

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

     On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of SFAS No. 133. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Due to the fact BancGroup doesn't have significant derivatives exposure, management has determined that the impact from implementing SFAS No. 133 and SFAS No. 137 will not have a material effect on BancGroup's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   41
Consolidated Statements of Condition as of December 31, 2000
  and 1999..................................................   42
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999, and 1998.........................   43
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2000, 1999, 1998.................   44
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2000, 1999, and 1998.....   45
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998.........................   46
Notes to Consolidated Financial Statements..................   47
Quarterly Results (Unaudited)...............................   10

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
The Colonial BancGroup, Inc.

     In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Montgomery, Alabama
February 28, 2001

                          THE COLONIAL BANCGROUP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 2000             1999
                                                              -----------     ------------
                                                                 (DOLLARS IN THOUSANDS)
                                          ASSETS
Cash and due from banks.....................................  $   348,891     $    338,433
Interest-bearing deposits in banks and federal funds sold...       15,855           30,482
Securities available for sale...............................    1,449,386        1,489,991
Investment securities (market value: 2000, $45,098, 1999,
  $61,922)..................................................       44,310           61,682
Mortgage loans held for sale................................        9,866           33,150
Loans, net of unearned income...............................    9,416,770        8,228,149
Less:
  Allowance for possible loan losses........................     (107,165)         (95,993)
                                                              -----------     ------------
          Loans, net........................................    9,309,605        8,132,156
Premises and equipment, net.................................      184,831          190,946
Excess of cost over tangible and identified intangible
  assets acquired, net......................................       74,393           79,468
Mortgage servicing rights...................................           --          238,405
Other real estate owned.....................................        8,928            9,215
Accrued interest and other assets...........................      281,572          250,171
                                                              -----------     ------------
          Total.............................................  $11,727,637     $ 10,854,099
                                                              ===========     ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $ 1,182,036     $  1,326,880
  Interest-bearing demand...................................    1,831,445        1,696,802
  Savings...................................................      454,051          572,113
  Time......................................................    4,675,485        4,372,183
                                                              -----------     ------------
          Total deposits....................................    8,143,017        7,967,978
FHLB short-term borrowings..................................      425,000          490,000
Other short-term borrowings.................................    1,463,328          703,429
Subordinated debt...........................................      111,900          112,048
Trust preferred securities..................................       70,000           70,000
FHLB long-term debt.........................................      547,022          572,549
Other long-term debt........................................      102,325          134,974
Other liabilities...........................................      108,193          107,942
                                                              -----------     ------------
          Total liabilities.................................   10,970,785       10,158,920
Commitments and contingencies (Notes 8, 14, 17)
Shareholders' equity
  Common Stock, $2.50 par value; 200,000,000 shares
  authorized; 113,081,198 and 112,106,663 shares issued at
  December 31, 2000 and December 31, 1999, respectively.....      282,703          280,267
Treasury Stock (2,773,782 shares at December 31, 2000)......      (26,467)              --
Additional paid in capital..................................      118,600          118,728
Retained earnings...........................................      390,442          326,578
Unearned compensation.......................................       (2,541)          (1,622)
Accumulated other comprehensive loss, net of taxes..........       (5,885)         (28,772)
                                                              -----------     ------------
          Total shareholders' equity........................      756,852          695,179
                                                              -----------     ------------
          Total.............................................  $11,727,637     $ 10,854,099
                                                              ===========     ============

                See Notes to Consolidated Financial Statements.

                          THE COLONIAL BANCGROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
INTEREST INCOME:
Interest and fees on loans..................................  $789,679    $649,147    $575,597
Interest and dividends on securities:
  Taxable...................................................    94,236      88,873      73,829
  Nontaxable................................................     5,669       4,631       4,815
  Dividends.................................................     5,498       5,670       4,764
Interest on federal funds sold and securities purchased
  under resale agreements...................................     1,955       1,797       4,661
Other interest..............................................       724         710         979
                                                              --------    --------    --------
         Total interest income..............................   897,761     750,828     664,645
                                                              --------    --------    --------
INTEREST EXPENSE:
Interest on deposits........................................   351,893     273,608     256,446
Interest on short-term borrowings...........................    96,274      51,386      40,414
Interest on long-term debt..................................    59,703      53,412      37,584
                                                              --------    --------    --------
         Total interest expense.............................   507,870     378,406     334,444
                                                              --------    --------    --------
NET INTEREST INCOME.........................................   389,891     372,422     330,201
Provision for possible loan losses..........................    29,680      28,707      26,345
                                                              --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN
  LOSSES....................................................   360,211     343,715     303,856
                                                              --------    --------    --------
NONINTEREST INCOME:
Service charges on deposit accounts.........................    38,019      38,490      37,361
Securities gains, net.......................................       538         497       1,449
Other charges, fees and commissions.........................    10,885       8,434       7,634
Other income................................................    25,857      26,666      12,508
                                                              --------    --------    --------
         Total noninterest income...........................    75,299      74,087      58,952
                                                              --------    --------    --------
NONINTEREST EXPENSE:
Salaries and employee benefits..............................   124,370     114,790     113,985
Occupancy expense of bank premises, net.....................    30,756      28,194      29,459
Furniture and equipment expenses............................    28,824      25,633      22,881
Amortization of intangible assets...........................     5,196       5,241       4,927
Year 2000 expense...........................................        --         560       4,617
Acquisition and restructuring expense.......................        --       1,307      21,535
Other expense...............................................    60,836      57,814      61,970
                                                              --------    --------    --------
         Total noninterest expense..........................   249,982     233,539     259,374
                                                              --------    --------    --------
Income from continuing operations before income taxes.......   185,528     184,263     103,434
Applicable income taxes.....................................    67,732      68,193      37,790
                                                              --------    --------    --------
INCOME FROM CONTINUING OPERATIONS...........................   117,796     116,070      65,644
                                                              --------    --------    --------
DISCONTINUED OPERATIONS: (NOTE 6)
  Income/(Loss) from discontinued operations, net of income
    taxes of ($450), $2,134, and ($6,384) for the year ended
    December 31, 2000, 1999, and 1998, respectively.........      (743)      3,527     (10,448)
Loss on disposal of discontinued operations, net of income
  tax benefit of ($2,616)...................................    (4,322)         --          --
                                                              --------    --------    --------
NET INCOME..................................................  $112,731    $119,597    $ 55,196
                                                              ========    ========    ========
EARNINGS PER SHARE -- INCOME FROM CONTINUING OPERATIONS:
  Basic.....................................................  $   1.06    $   1.04    $   0.60
  Diluted...................................................      1.06        1.03        0.59
EARNINGS PER SHARE -- NET INCOME:
  Basic.....................................................  $   1.02    $   1.07    $   0.50
  Diluted...................................................      1.01        1.06        0.49
AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.....................................................   110,761     111,678     110,062
  Diluted...................................................   111,472     113,252     112,431

                See Notes to Consolidated Financial Statements.

                          THE COLONIAL BANCGROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999      1998
                                                              --------   --------   -------
NET INCOME..................................................  $112,731   $119,597   $55,196
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
  Unrealized gains (losses) on securities available for sale
     arising during the period, net of taxes................    22,905    (30,787)    1,880
  Less: reclassification adjustment for net (gains) losses
     included in net income, net of taxes...................       (18)      (323)   (1,784)
                                                              --------   --------   -------
COMPREHENSIVE INCOME........................................  $135,618   $ 88,487   $55,292
                                                              ========   ========   =======

                See Notes to Consolidated Financial Statements.

                          THE COLONIAL BANCGROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                              COMMON STOCK        ADDITIONAL
                                         ----------------------    PAID IN     TREASURY   RETAINED
                                           SHARES       AMOUNT     CAPITAL      STOCK     EARNINGS
                                         -----------   --------   ----------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997.............  106,282,975   $265,707    $ 97,324    $     --   $226,513
Issuance of shares for immaterial
Poolings:
CNB Holding Company....................    1,767,562      4,419      (4,125)                 7,965
Shares issued under:
  Directors Plan.......................       79,092        198         621
  Stock Option Plans...................    1,513,701      3,784         794
  Stock Bonus Plan.....................       94,080        235       1,506
  Employee Stock Purchase Plan.........       47,221        118         571
Issuance of common stock by pooled
  banks Prior to merger................       88,714        222       5,341                 (4,000)
Purchase of treasury stock for issuance
  in business combination..............   (1,275,000)    (3,188)                (13,912)
Issuance of shares for business
  Combinations.........................    2,183,013      5,458      10,628      13,557
Net income.............................                                                     55,196
Cash dividends ($.34 per share)........                                                    (35,869)
Cash dividends by pooled banks prior to
  Merger...............................                                                       (508)
Conversion of 7 1/2% convertible
  debt.................................      181,007        453         809
Change in unrealized gain on securities
  Available for sale, net of taxes.....
                                         -----------   --------    --------    --------   --------
BALANCE, DECEMBER 31, 1998.............  110,962,365    277,406     113,469        (355)   249,297
                                         ===========   ========    ========    ========   ========
Shares issued under:
  Directors Plan.......................       60,435        151         860
  Stock Option Plans...................      774,878      1,937       1,791         355
  Stock Bonus Plan.....................         (380)        (1)         20
  Employee Stock Purchase Plan.........       57,519        144         551
  401k Plan............................      118,359        296       1,137
  Dividend Reinvestment Plan...........       62,923        158         582
Net income.............................                                                    119,597
Cash dividends ($.38 per share)........                                                    (42,316)
Conversion of 7 1/2% convertible
  debt.................................       70,564        176         318
Change in unrealized gain (loss) on
  Securities available for sale, net of
  taxes................................
                                         -----------   --------    --------    --------   --------
BALANCE, DECEMBER 31, 1999.............  112,106,663    280,267     118,728          --    326,578
                                         ===========   ========    ========    ========   ========
Shares issued under:
  Directors Plan.......................       88,643        222         838          19
  Stock Option Plans...................      760,755      1,902      (1,810)      5,192
  Stock Bonus Plan.....................       75,400        188         543          19
  Employee Stock Purchase Plan.........       28,601         71         206         237
Purchase of treasury stock for issuance
  in stock plans.......................                                         (31,934)
Net income.............................                                                    112,731
Cash dividends ($.44 per share)........                                                    (48,867)
Conversion of 7 1/2% convertible
  debt.................................       21,136         53          95
Change in unrealized gain (loss) on
  securities available for sale, net of
  taxes................................
                                         -----------   --------    --------    --------   --------
BALANCE, DECEMBER 31, 2000.............  113,081,198   $282,703    $118,600    $(26,467)  $390,442
                                         ===========   ========    ========    ========   ========

                                                         ACCUMULATED
                                                            OTHER           TOTAL
                                           UNEARNED     COMPREHENSIVE   SHAREHOLDERS'
                                         COMPENSATION      INCOME          EQUITY
                                         ------------   -------------   -------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997.............    $(1,750)       $  2,223        $590,017
Issuance of shares for immaterial
Poolings:
CNB Holding Company....................                         19           8,278
Shares issued under:
  Directors Plan.......................                                        819
  Stock Option Plans...................                                      4,578
  Stock Bonus Plan.....................       (598)                          1,143
  Employee Stock Purchase Plan.........                                        689
Issuance of common stock by pooled
  banks Prior to merger................                                      1,563
Purchase of treasury stock for issuance
  in business combination..............                                    (17,100)
Issuance of shares for business
  Combinations.........................                                     29,643
Net income.............................                                     55,196
Cash dividends ($.34 per share)........                                    (35,869)
Cash dividends by pooled banks prior to
  Merger...............................                                       (508)
Conversion of 7 1/2% convertible
  debt.................................                                      1,262
Change in unrealized gain on securities
  Available for sale, net of taxes.....                         96              96
                                           -------        --------        --------
BALANCE, DECEMBER 31, 1998.............     (2,348)          2,338         639,807
                                           =======        ========        ========
Shares issued under:
  Directors Plan.......................                                      1,011
  Stock Option Plans...................                                      4,083
  Stock Bonus Plan.....................        726                             745
  Employee Stock Purchase Plan.........                                        695
  401k Plan............................                                      1,433
  Dividend Reinvestment Plan...........                                        740
Net income.............................                                    119,597
Cash dividends ($.38 per share)........                                    (42,316)
Conversion of 7 1/2% convertible
  debt.................................                                        494
Change in unrealized gain (loss) on
  Securities available for sale, net of
  taxes................................                    (31,110)        (31,110)
                                           -------        --------        --------
BALANCE, DECEMBER 31, 1999.............     (1,622)        (28,772)        695,179
                                           =======        ========        ========
Shares issued under:
  Directors Plan.......................                                      1,079
  Stock Option Plans...................                                      5,284
  Stock Bonus Plan.....................       (919)                           (169)
  Employee Stock Purchase Plan.........                                        514
Purchase of treasury stock for issuance
  in stock plans.......................                                    (31,934)
Net income.............................                                    112,731
Cash dividends ($.44 per share)........                                    (48,867)
Conversion of 7 1/2% convertible
  debt.................................                                        148
Change in unrealized gain (loss) on
  securities available for sale, net of
  taxes................................                     22,887          22,887
                                           -------        --------        --------
BALANCE, DECEMBER 31, 2000.............    $(2,541)       $ (5,885)       $756,852
                                           =======        ========        ========

                See Notes to Consolidated Financial Statements.

                          THE COLONIAL BANCGROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999         1998
                                                              -----------   ----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   112,731   $  119,597   $    55,196
  Adjustments to reconcile net income:
  Loss on disposal of discontinued operations, net of
    taxes...................................................        4,322           --            --
  Depreciation, amortization and accretion..................       28,660       29,138        28,249
  Amortization and impairment of mortgage servicing
    rights..................................................       13,432       34,478        62,909
  Provision for loan loss...................................       29,680       28,707        26,345
  Deferred taxes............................................       (4,473)       1,794       (17,459)
  Gain on sale of securities, net...........................         (538)        (497)       (1,449)
  (Gain) loss on sale and disposal of other assets..........       (1,492)      (1,107)       10,627
  Decrease (increase) in mortgage servicing rights, net.....      224,973      (89,413)     (104,338)
  Net decrease (increase) in mortgage loans held for sale...       23,284      658,892      (453,502)
  Increase in interest receivable...........................      (15,238)     (19,599)      (22,216)
  Decrease (increase) in prepaids and other receivables.....        1,765       (6,234)      (12,604)
  Decrease in accrued expenses & accounts payable...........       (7,343)      (8,145)          (13)
  (Decrease) increase in accrued income taxes...............          (23)      (4,550)        5,009
  Increase in interest payable..............................        7,618       11,192         7,558
  Other, net................................................         (190)      (6,028)        7,430
                                                              -----------   ----------   -----------
    Total adjustments.......................................      304,437      628,628      (463,454)
                                                              -----------   ----------   -----------
    Net cash provided by (used in) operating activities.....      417,168      748,225      (408,258)
                                                              -----------   ----------   -----------
Cash flows from investing activities:
  Proceeds from maturities of securities available for
    sale....................................................      214,235      332,641       243,325
  Proceeds from sales of securities available for sale......      209,429      201,051       716,574
  Purchase of securities available for sale.................     (346,082)    (657,166)   (1,667,591)
  Proceeds from maturities of investment securities.........       17,333      109,795       207,136
  Purchase of investment securities.........................           --         (750)      (65,045)
  Net increase in loans.....................................   (1,212,901)  (1,153,848)     (974,465)
  Purchase of bank owned life insurance.....................      (33,218)      (1,660)       (1,684)
  Cash received in bank acquisitions........................           --           --        80,682
  Capital expenditures......................................      (20,206)     (40,522)      (46,865)
  Proceeds from sale of other real estate owned.............       10,951       16,878        16,204
  Other, net................................................        2,153        7,277           516
                                                              -----------   ----------   -----------
    Net cash used in investing activities...................   (1,158,306)  (1,186,304)   (1,491,213)
                                                              -----------   ----------   -----------
Cash flows from financing activities:
  Net increase in demand, savings, and time deposits........      175,039      521,826       799,522
  Net increase (decrease) in federal funds purchased,
    repurchase agreements and other short-term borrowings...      569,893     (367,220)      646,386
  Proceeds from issuance of long-term debt..................      250,000      404,976       560,232
  Repayment of long-term debt...............................     (183,171)    (211,675)       (2,307)
  Purchase of treasury stock for issuance in a business
    combination.............................................           --           --       (17,100)
  Purchase of treasury stock................................      (31,934)
  Proceeds from issuance of common stock....................        6,009        6,437         6,830
  Dividends paid............................................      (48,867)     (42,316)      (36,377)
                                                              -----------   ----------   -----------
    Net cash provided by financing activities...............      736,969      312,028     1,957,186
                                                              -----------   ----------   -----------
Net (decrease) increase in cash and cash equivalents........       (4,169)    (126,051)       57,715
Cash and cash equivalents at beginning of year..............      368,915      494,966       437,251
                                                              -----------   ----------   -----------
  Cash and cash equivalents at December 31..................  $   364,746   $  368,915   $   494,966
                                                              ===========   ==========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   501,219   $  386,798   $   342,883
    Income taxes............................................       70,327       74,813        37,881
Non-cash investing activities:
  Transfer of loans to other real estate....................  $    10,909   $   17,249   $    10,865
  Origination of loans from the sale of other real estate...           --           --           399
Non-cash financing activities:
  Conversion of subordinated debentures to common stock.....  $       148   $      494   $     1,262
  Assets acquired in business combinations..................           --           --       277,810
  Liabilities assumed in business combinations..............           --           --       247,464
  Reissuance of treasury stock for business combinations....           --           --        16,745
  Reissuance of treasury stock for stock plans..............        5,448           --            --

                 See Notes to Consolidated Financial Statements

                          THE COLONIAL BANCGROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The Colonial BancGroup, Inc. ("BancGroup" or the "Company") and its subsidiaries operate predominantly in the domestic commercial banking industry. The accounting and reporting policies of BancGroup and its subsidiaries conform to generally accepted accounting principles in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

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

     Mortgage Loans Held For Sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of mortgage loans held for sale at December 31, 2000 and 1999 is less than their aggregate net realizable value. Gains or losses on the sale of mortgage loans held for sale are included in other income.

     Loans. Loans are stated at face value, net of unearned income. Interest income on loans is recognized under the "interest" method except for certain installment loans where interest income is recognized under the "Rule of 78's" (sum-of-the-months digits) method, which does not produce results significantly different from the "interest" method. Nonrefundable fees and costs associated with originating or acquiring loans are recognized under the interest method as a yield adjustment over the life of the corresponding loan.

     Allowance for Possible Loan Losses. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are

                          THE COLONIAL BANCGROUP, INC.

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

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2000, 1999 and 1998.

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

                          THE COLONIAL BANCGROUP, INC.

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

     Mortgage Servicing Rights, Amortization and Impairment. Prior to the discontinuation of mortgage servicing activities in 2000, BancGroup recognized as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination activities. The total cost of mortgage loans held for sale were allocated to mortgage loans held for sale and mortgage servicing rights, based on their relative fair values at date of sale. Amortization of mortgage servicing rights ("MSR") was based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSR. Projected net servicing income was based on the estimated remaining life of the underlying mortgage loan portfolio, which declined over time from prepayments and scheduled loan amortization. The Company estimated future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. The carrying value of MSR was evaluated for impairment, which was recognized in the statement of income during the period in which impairment occurred as an adjustment to a valuation allowance. For purposes of performing its impairment evaluation, the Company stratified its portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate and determined the fair value of MSR based on market prices for similar MSR and estimates of future net servicing income, considering market consensus loan prepayment predictions, interest rates, service costs and other economic factors.

     Hedging of MSR. Prior to the discontinuation of mortgage servicing activities in 2000, BancGroup utilized derivative contacts that were expected to change in value inversely to the movement of interest rates ("Servicing Hedges"). These derivatives included Treasury options, futures, CMT floors, CMS floors, PO strips and interest rate swaps. The Servicing Hedges were designed to protect the value of the hedged MSR from the effects of increased prepayment activity that generally resulted from declining interest rates. The value of the hedging instruments and options was derived from underlying instruments; however, the notional or contractual amount was not recognized in the balance sheet. The carrying value of the MSR was adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting. As of December 31, 1999, the unrealized loss on the Servicing Hedges was $53,672,000 and was included in the carrying value of MSR. To qualify for hedge accounting, changes in net value of the Servicing Hedges were expected to be highly correlated with changes in the value of the hedged MSR throughout the hedge period, and the Servicing Hedges were designated to a specific portion of the MSR asset, 58% at December 31, 1999. The Company measured initial and ongoing correlation by statistical analysis and dollar value offset comparison of the relative movements of the Servicing Hedges and related MSR. If correlation were to cease on the derivatives hedging MSR, they would then be accounted for as trading instruments. If a derivative contract hedging MSR was terminated, the gain or loss was treated as an adjustment to the carrying value of the hedged MSR and amortized over its remaining life.

                          THE COLONIAL BANCGROUP, INC.

     Mortgage servicing fees were deducted from the monthly payments on mortgage loans and were recorded as income when earned. Fees from investors for servicing their portfolios of residential loans generally ranged from 1/4 of 1% to 1/2 of 1% per year on the outstanding principal balance.

     Long-Lived Assets. BancGroup reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amounts of the asset, an impairment loss is recognized. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     Income Taxes. BancGroup uses the asset and liability method of accounting for income taxes (See Note 21). Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

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

     Reclassifications. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentations.

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

                          THE COLONIAL BANCGROUP, INC.

     On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of SFAS No. 133. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management has determined that the implementation of SFAS No. 133 and SFAS No. 137 will not have a material impact on BancGroup's financial statements due to BancGroup not having any significant derivative exposure.

2. BUSINESS COMBINATIONS

     During the year ended December 31, 1998, BancGroup completed the following business combinations with other financial institutions. These business combinations have been reflected in the financial statements. The balances reflected are as of the date of consummation.

                                ACCOUNTING      DATE       BANCGROUP    TOTAL      TOTAL      TOTAL
FINANCIAL INSTITUTIONS          TREATMENT    CONSUMMATED    SHARES      ASSETS     LOANS     DEPOSITS
----------------------          ----------   -----------   ---------   --------   --------   --------
                                                           (IN THOUSANDS)
1998*
United American Holding Corp.
  (FL)........................  Pooling       02/02/98     4,226,412   $275,263   $197,623   $236,773
ASB Bancshares, Inc. (AL).....  Purchase      02/05/98       934,514    158,656    110,093    135,940
First Central Bank (FL).......  Pooling       02/11/98     1,377,368     62,897     40,451     52,048
South Florida Banking Corp.
  (FL)........................  Pooling       02/12/98     3,864,458    255,769    172,992    226,999
Commercial Bank of Nevada
  (NV)........................  Pooling       06/15/98     1,684,314    129,577     86,251    117,749
CNB Holding Corporation (FL)..  Pooling (1)   08/12/98     1,767,562     89,893     58,456     81,445
FirstBank (TX)................  Pooling       08/31/98     2,782,038    187,445     59,664    163,254
First Macon Bank & Trust
  (GA)........................  Pooling       10/01/98     4,643,025    199,525    135,651    174,774
Prime Bank of Central Florida
  (FL)........................  Pooling       10/06/98     1,173,019     74,502     42,547     66,955
InterWest Bancorp (NV)........  Pooling       10/15/98     1,748,338    131,590     83,689    114,516
TB&T, Inc. (TX)...............  Purchase(2)   12/01/98     1,248,499    110,986     42,689    101,335

---------------

 * On June 18, 1998, BancGroup purchased certain assets totaling $8,168,000 and assumed certain liabilities primarily deposits, totaling $8,871,000 of the Wade Green branch of Premier Bank in Atlanta, Georgia.
(1) Due to the immaterial impact on BancGroup's financial Statements, prior years have not been restated to include these poolings of interest.
(2) Shares issued included shares previously re-purchased by the Company as treasury shares.

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

                          THE COLONIAL BANCGROUP, INC.

3. SECURITIES

     The carrying and market values of investment securities are summarized as follows:

  INVESTMENT SECURITIES

                                                        2000                                            1999
                                    ---------------------------------------------   ---------------------------------------------
                                    AMORTIZED   UNREALIZED   UNREALIZED   MARKET    AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                      COST        GAINS        LOSSES      VALUE      COST        GAINS        LOSSES      VALUE
                                    ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                           (IN THOUSANDS)
U.S. Treasury securities and
  obligations of U.S. government
  agencies........................   $   500       $ 87         $ --      $   587    $ 1,581       $ 22        $ (11)     $ 1,592
Mortgage-backed securities........    15,132        147          (26)      15,253     24,833        145         (176)      24,802
Obligations of state and political
  subdivisions....................    27,143        587           (2)      27,728     33,620        440         (178)      33,882
Other.............................     1,535         --           (5)       1,530      1,648         --           (2)       1,646
                                     -------       ----         ----      -------    -------       ----        -----      -------
        Total.....................   $44,310       $821         $(33)     $45,098    $61,682       $607        $(367)     $61,922
                                     =======       ====         ====      =======    =======       ====        =====      =======

     The carrying and market values of securities available for sale are summarized as follows:

  SECURITIES AVAILABLE FOR SALE

                                                  2000                                                1999
                            -------------------------------------------------   -------------------------------------------------
                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                               COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
U.S. Treasury securities
  and obligations of U.S.
  government agencies.....  $  225,330     $3,885      $   (394)   $  228,821   $  168,727     $    7      $ (1,935)   $  166,799
Mortgage-backed
  securities..............     907,579      2,669        (9,691)      900,557    1,126,274        692       (37,717)    1,089,249
Obligations of state and
  political
  subdivisions............      91,929      1,675          (169)       93,435       72,040        517          (905)       71,652
Other.....................     233,601         --        (7,028)      226,573      166,189         21        (3,919)      162,291
                            ----------     ------      --------    ----------   ----------     ------      --------    ----------
        Total.............  $1,458,439     $8,229      $(17,282)   $1,449,386   $1,533,230     $1,237      $(44,476)   $1,489,991
                            ==========     ======      ========    ==========   ==========     ======      ========    ==========

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

     Included within securities available for sale is $73,951,000 and $71,372,000 in Federal Home Loan Bank stock at December 31, 2000 and 1999, respectively. Securities with a carrying value of approximately $1,198,852,000 and $1,159,598,000 at December 31, 1999 and 1998 respectively, were pledged for various purposes as required or permitted by law.

     Gross gains of $606,000, $595,000 and $2,961,000 and gross losses of $68,000, $98,000 and $1,512,000 were realized on sales of securities for 2000, 1999, and 1998, respectively.

                          THE COLONIAL BANCGROUP, INC.

     The amortized cost and market value of debt securities at December 31, 2000, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               SECURITIES AVAILABLE
                                                      INVESTMENT SECURITIES          FOR SALE
                                                      ---------------------   -----------------------
                                                      AMORTIZED     MARKET    AMORTIZED      MARKET
                                                         COST       VALUE        COST        VALUE
                                                      ----------   --------   ----------   ----------
                                                                      (IN THOUSANDS)
Due in one year or less.............................   $ 3,828     $ 3,839    $   91,333   $   91,121
Due after one year through five years...............    17,360      17,667       151,757      154,687
Due after five years through ten years..............     4,982       5,151        66,884       68,954
Due after ten years.................................     3,008       3,188       157,172      150,354
                                                       -------     -------    ----------   ----------
          Total.....................................    29,178      29,845       467,146      465,116
                                                       -------     -------    ----------   ----------
Mortgage-backed securities..........................    15,132      15,253       907,579      900,557
Equity securities...................................        --          --        83,713       83,713
                                                       -------     -------    ----------   ----------
          Total.....................................   $44,310     $45,098    $1,458,438   $1,449,386
                                                       =======     =======    ==========   ==========

4. LOANS

     A summary of loans follows:

                                                                               2000         1999
                                                                            ----------   ----------
                                                                                (IN THOUSANDS)
Commercial, financial and agricultural..............                        $1,221,131   $1,126,191
Real estate -- commercial...........................                         3,174,483    2,538,304
Real estate -- construction.........................                         1,693,958    1,435,004
Real estate -- residential..........................                         2,562,708    2,528,413
Installment and consumer............................                           272,124      297,555
Other...............................................                           492,408      302,860
                                                                            ----------   ----------
  Subtotal..........................................                         9,416,812    8,228,327
Unearned income.....................................                               (42)        (178)
                                                                            ----------   ----------
          Total.....................................                        $9,416,770   $8,228,149
                                                                            ==========   ==========

     BancGroup's lending is concentrated throughout Alabama, Georgia, Florida, Texas and Nevada and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits either geographically or by borrower, which would expose BancGroup to unacceptable amounts of risk. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for possible loan losses. Other than concentrations of credit risk in commercial real estate and residential real estate loans in general, management is not aware of any significant concentrations.

     Loans classified as commercial real estate loans are loans which are collateralized by real estate and substantially dependent upon cash flow from income-producing improvements attached to the real estate. For BancGroup, these primarily consist of apartments, hotels, office buildings, warehouses, shopping centers, amusement/recreational facilities, one-to-four family residential housing developments, and health service facilities.

     Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 80% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers' experience and expertise.

                          THE COLONIAL BANCGROUP, INC.

BancGroup has diversified its portfolio of commercial real estate loans with less than 10% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

     Residential Real Estate loans consist of loans made to finance one-to-four family residences and home equity loans on residences. BancGroup may loan up to 90 to 95% of appraised value on these loans without other collateral or security. The principal risks associated with one-to-four family residential loans are the borrowers' debt coverage ratios and real estate values.

     Real Estate construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. Loan-to-value ratios for these loans do not exceed 80% to 85%. The principal risks associated with these loans are related to the borrowers' ability to complete the project, local market demand, the sales market, presales or preleasing, and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates, permanent loan take-out commitments, as well as other factors in underwriting construction loans.

     BancGroup evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, exists beyond the amounts shown in the consolidated statement of condition at December 31, 2000. In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2000 are summarized as follows:

BALANCE                               BALANCE
1/1/00     ADDITIONS    REDUCTIONS    12/31/00
-------    ---------    ----------    --------
                (IN THOUSANDS)
$19,239     $14,673      $13,471      $20,441

     At December 31, 2000 and 1999, the recorded investment in loans for which impairment has been recognized totaled approximately $29,455,000 and $23,337,000, respectively, and these loans had a corresponding valuation allowance of $14,501,000 and $13,787,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was approximately $29,144,000 and $21,176,000. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for either 2000 or 1999.

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

     BancGroup's international banking department engages in confirming letters of credit with top-tier banks in Latin America and direct disbursements to those banks from U.S. customers. Loans outstanding at December 31, 2000 and 1999, totaled approximately $125 million and $99 million, respectively. However, due to the immaterial balance of these loans in relation to total loans, these amounts will not be disclosed in the table(s) separately.

     BancGroup established a mortgage warehouse lending department in the third quarter of 1998. This department provides lines of credit collateralized by residential mortgage loans to top tier mortgage companies, predominately in the Southeast. Loans outstanding at December 31, 2000 and 1999 were $377 million and $204 million, respectively. These loans are categorized as "Other" on the loan summary chart above.

                          THE COLONIAL BANCGROUP, INC.

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     An analysis of the allowance for possible loan losses is as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Balance, January 1.....................................  $ 95,993   $ 83,562   $ 72,107
Addition due to acquisitions...........................        --         --      1,840
Provision charged to income............................    29,680     28,707     26,345
Loans charged off......................................   (22,986)   (23,358)   (22,657)
Recoveries.............................................     4,478      7,082      5,927
                                                         --------   --------   --------
Balance, December 31...................................  $107,165   $ 95,993   $ 83,562
                                                         ========   ========   ========

6. DISCONTINUED OPERATIONS

     On July 17, 2000, the Board of Directors of BancGroup approved a letter of intent with a third party to sell the rights to service approximately $5 billion of mortgage loans serviced by Colonial Bank. This sale was completed on August 28, 2000. Final transfer of servicing was completed in the fourth quarter of 2000. With the completion of this transaction, along with previous sales of mortgage servicing related to loans with outstanding balances of $9 billion and $3 billion at March 31, 2000 and December 31, 1999, respectively, BancGroup exited the mortgage servicing business.

     These non-recourse sales agreements provide for BancGroup to subservice (generally for up to 90 days) the loans for a fee designed to cover BancGroup's cost of servicing. As of December 31, 2000, BancGroup has completed the transfer of all servicing and subservicing to the purchasers thereof. As of December 31, 2000 and 1999, $17 million and $27 million, respectively, of amounts due from the aforementioned purchasers is included in Other Assets.

     BancGroup recorded a loss on disposal of the discontinued operations of $4.3 million after tax. The results of the mortgage servicing business have been classified as discontinued operations in the accompanying financial statements. Loss from discontinued operations, net of income taxes, for the year ended December 31, 2000 was approximately $743,000.

7. MORTGAGE SERVICING RIGHTS

     An analysis of mortgage servicing rights and the related valuation reserve is as follows:

                                                                2000          1999
                                                              ---------     --------
                                                                  (IN THOUSANDS)
Mortgage Servicing Rights Balance, January 1................  $ 265,888     $221,798
Additions...................................................        981       90,078
Scheduled amortization......................................    (13,432)     (34,478)
Hedge losses applied, net...................................    (49,725)      53,672
Sales.......................................................   (203,712)     (65,182)
                                                              ---------     --------
Balance, December 31........................................  $       0     $265,888
                                                              =========     ========
Valuation Reserve Balance, January 1........................  $  27,483     $ 38,329
Additions/(Reductions), net.................................    (27,483)     (10,846)
                                                              ---------     --------
Balance, December 31........................................          0       27,483
                                                              ---------     --------
Mortgage Servicing Rights, Net..............................  $       0     $238,405
                                                              =========     ========

                          THE COLONIAL BANCGROUP, INC.

     As of December 31, 1999, BancGroup serviced or subserviced approximately $15.2 billion of loans for third parties. The estimated fair value of MSR closely approximated the amounts reflected in the financial statements.

     As a result of the previously discussed plan to exit the mortgage servicing business, all hedges related to MSR were liquidated during the third quarter of 2000.

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     BancGroup's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans is represented by the contractual amount of those instruments. BancGroup uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. BancGroup has no significant concentrations of credit risk with any individual counterparty to originate loans. The total amounts of financial instruments with off-balance sheet risk as of December 31, 2000 and 1999 are as follows:

                                                                  CONTRACT AMOUNT
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Financial instruments whose contract amounts represent
  credit risk:
Loan commitments............................................  $1,925,369   $2,280,206
Standby letters of credit...................................     256,122      182,828

     Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit and funding loan commitments is essentially the same as that involved in extending loan facilities to customers.

     BancGroup has entered into third party correspondent relationships for the sale of its retail production of fixed rate mortgage loans which substantially reduces the need to hedge the interest rate risk associated with the production and sale of such loans. The correlation between the price of the inventory of mortgage loans held for sale and the related sales agreements is high due to the similarity of the asset and the related arrangements.

     For the financial contracts listed below, BancGroup's exposure to interest rate risk is mitigated by the expected inverse relationship these instruments have with mortgage servicing rights.

                          THE COLONIAL BANCGROUP, INC.

     The following summarizes the notional amounts of BancGroup's derivative contracts:

                                                                                INTEREST
                                CALL         PUT                      CMT         RATE         PO
                               OPTIONS     OPTIONS     FUTURES      FLOORS       STRIPS      STRIPS    CMS FLOORS
                              ---------   ---------   ---------   -----------   ---------   --------   ----------
                                                                (IN THOUSANDS)
Balance, January 1, 1998....  $      --   $      --   $      --   $        --   $      --   $     --   $      --
Additions...................    369,000     426,000     648,000            --          --         --          --
Dispositions/Expirations....   (170,500)   (123,000)   (305,000)           --          --         --          --
                              ---------   ---------   ---------   -----------   ---------   --------   ---------
Balance, December 31,
  1998......................    198,500     303,000     343,000            --          --         --          --
Additions...................         --          --          --     1,730,000     176,000     75,000     293,000
Dispositions/Expirations....   (198,500)   (303,000)   (343,000)   (1,275,000)   (176,000)    (3,697)         --
                              ---------   ---------   ---------   -----------   ---------   --------   ---------
Balance, December 31,
  1999......................         --          --          --       455,000          --     71,303     293,000
Dispositions/Expirations....         --          --          --      (455,000)         --    (71,303)   (293,000)
                              ---------   ---------   ---------   -----------   ---------   --------   ---------
Balance, December 31,
  2000......................  $      --   $      --   $      --   $        --   $      --   $     --   $      --
                              =========   =========   =========   ===========   =========   ========   =========

     Prior to the discontinuation of mortgage servicing activities, these instruments were used by BancGroup to protect the value of its investment in mortgage servicing rights from the effects of increased prepayment activity that generally results from declining rates.

9. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                2000          1999
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
Land........................................................  $  41,434     $  40,643
Bank premises...............................................    115,357       115,683
Equipment...................................................    101,557       104,357
Leasehold improvements......................................     24,136        22,064
Construction in progress....................................      6,350         4,646
Automobiles and airplane....................................     18,248        18,310
                                                              ---------     ---------
          Total.............................................    307,082       305,703
Less accumulated depreciation and amortization..............   (122,251)     (114,757)
                                                              ---------     ---------
Premises and equipment, net.................................  $ 184,831     $ 190,946
                                                              =========     =========

10. SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
FHLB borrowings............................................  $  425,000   $  490,000   $  769,987
Federal funds purchased and securities sold under
  repurchase agreements....................................   1,145,657      452,337      480,008
Reverse Repurchase Agreements..............................      89,144      150,571      184,834
Current maturities of FHLB advances........................     225,527      100,521       50,840
Other short-term borrowings................................       3,000           --       25,299
                                                             ----------   ----------   ----------
          Total............................................  $1,888,328   $1,193,429   $1,510,968
                                                             ==========   ==========   ==========

     At December 31, 2000 and 1999, BancGroup had reverse repurchase agreements outstanding in the amount of $89 million and $151 million, respectively (Note
11). This debt corresponds to securities purchased under resale agreements with other financial institutions.

                          THE COLONIAL BANCGROUP, INC.

     BancGroup is a member of the Federal Home Loan Bank ("FHLB"). At both December 31, 2000 and 1999, BancGroup had FHLB borrowings of $1.2 billion outstanding of which $547 million and $573 million, respectively, (Note 11) are included in long-term debt with the remaining portion included in short-term borrowings, leaving credit availability at December 31, 2000 of $184 million based on current collateral. FHLB has a blanket lien on BancGroup's 1-4 family mortgage loans in the amount of the outstanding debt.

     During 1999, BancGroup entered into a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $3 million was outstanding at December 31, 2000. This facility bears interest at 0.85% above LIBOR and expires in July 2001. At December 31, 1998, BancGroup had an outstanding term note with an unaffiliated financial institution in the amount of $25 million. This term note was paid in full upon maturity on June 30, 1999, and bore interest at a rate of 1% above LIBOR.

     Additional details regarding short-term borrowings (excluding current maturities of long-term debt) are shown below:

                                                          MAXIMUM                             AVERAGE
                                                        OUTSTANDING                AVERAGE    INTEREST
                                                          AT ANY       AVERAGE     INTEREST   RATE AT
                                                         MONTH END     BALANCE       RATE     YEAR END
                                                        -----------   ----------   --------   --------
                                                                        (IN THOUSANDS)
2000
FHLB borrowings.......................................  $1,102,521    $  834,524    6.52%      6.86%
Other short-term borrowings...........................   1,342,970     1,126,655    6.26       6.49
                                                        ----------    ----------    ----       ----
                                                        $2,445,491    $1,961,179    6.33%      6.57%
                                                        ==========    ==========    ====       ====
1999
FHLB borrowings.......................................  $1,374,892    $  530,685    5.27%      5.87%
Other short-term borrowings...........................     823,534       775,375    5.00       5.30
                                                        ----------    ----------    ----       ----
                                                        $2,198,426    $1,306,060    5.11%      5.54%
                                                        ==========    ==========    ====       ====
1998
FHLB borrowings.......................................  $  901,149    $  554,629    5.62%      5.29%
Other short-term borrowings...........................     598,813       449,743    5.26       4.96
                                                        ----------    ----------    ----       ----
                                                        $1,499,962    $1,004,372    5.46%      5.15%
                                                        ==========    ==========    ====       ====

11. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
7 1/2% Convertible Subordinated Debentures..................  $  3,030   $  3,178
7% Convertible Subordinated Debentures......................     1,145      1,145
Variable Rate Subordinated Debentures.......................     7,725      7,725
Subordinated Notes..........................................   100,000    100,000
Trust Preferred Securities..................................    70,000     70,000
FHLB Advances...............................................   547,022    572,549
Reverse Repurchase Agreements...............................   102,325    132,325
REMIC Bonds.................................................        --      2,649
                                                              --------   --------
          Total.............................................  $831,247   $889,571
                                                              ========   ========

     The 7 1/2% Convertible Subordinated Debentures due March 31, 2011 ("1986 Debentures") issued in 1986 are convertible at any time into shares of BancGroup Common Stock, at the conversion price of $7.00

                          THE COLONIAL BANCGROUP, INC.

principal amount of 1986 Debentures, subject to adjustment upon the occurrence of certain events, for each share of stock received. The 1986 Debentures are redeemable at the option of BancGroup at the face amount plus accrued interest. In the event all of the remaining 1986 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1986 Indenture, approximately 433,000 shares of such Common Stock would be issued.

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

     BancGroup had long-term FHLB Advances (Note 10) outstanding of $547,022,000 and $572,549,000 at December 31, 2000 and 1999, respectively. These advances bear interest rates of 4.00% to 7.53% and mature from 2001 to 2013.

     BancGroup has received funds under reverse repurchase agreements with Morgan Stanley, Salomon Brothers and First Boston. At December 31, 2000, BancGroup had long-term reverse repurchase agreements outstanding of $102 million. These agreements, which are collateralized by mortgage-backed securities, bear interest rates of 5.80% to 6.03% and mature from 2001 to 2003.

     At December 31, 2000, long-term debt, including the current portion, is scheduled to mature as follows:

                                                                            CONSOLIDATED
                                                              PARENT ONLY    BANCGROUP
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
2001........................................................                 $  255,527
2002........................................................                     14,262
2003........................................................                    113,769
2004........................................................    $ 1,145         226,215
2005........................................................                    100,000
Thereafter..................................................     80,755         377,001
                                                                -------      ----------
          Total.............................................    $81,900      $1,086,774
                                                                =======      ==========

                          THE COLONIAL BANCGROUP, INC.

12. CAPITAL STOCK

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

13. REGULATORY MATTERS AND RESTRICTIONS

     Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $134 million of retained earnings plus certain 2001 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2001 without prior approval from the respective regulatory authorities.

     Colonial Bank is required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2000, these deposits were not material to BancGroup's funding requirements.

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

     Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

                          THE COLONIAL BANCGROUP, INC.

     As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BancGroup and Colonial Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BancGroup's category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

                                                                                    TO BE WELL
                                                                FOR                 CAPITALIZED
                                                              CAPITAL              UNDER PROMPT
                                                              ADEQUACY              CORRECTIVE
                                               ACTUAL         PURPOSES           ACTION PROVISIONS
                                          -----------------   --------           -----------------
                                           AMOUNT    RATIO*    AMOUNT    RATIO    AMOUNT    RATIO
                                          --------   ------   --------   -----   --------   ------
                                                               (IN THOUSANDS)
AS OF DECEMBER 31, 2000
Total Capital (to risk weighted assets)
  Consolidated..........................  $977,409   10.58%   $738,724   >=8.0%  $923,406   >=10.0%
  Colonial Bank.........................   978,043   10.60     738,432   >=8.0    923,040   >=10.0
Tier I Capital (to risk weighted assets)
  Consolidated..........................   758,344    8.21     369,362   >=4.0    554,043    >=6.0
  Colonial Bank.........................   770,878    8.35     369,216   >=4.0    553,824    >=6.0
Tier I Capital (to average assets)
  Consolidated..........................   758,344    6.63     453,398   >=4.0    566,748    >=5.0
  Colonial Bank.........................   770,878    6.81     452,889   >=4.0    566,112    >=5.0
As of December 31, 1999
Total Capital (to risk weighted assets)
  Consolidated..........................  $907,535   11.31%   $641,801   >=8.0%  $802,252   >=10.0%
  Colonial Bank.........................   891,302   11.12     641,467   >=8.0    801,834   >=10.0
Tier I Capital (to risk weighted assets)
  Consolidated..........................   699,094    8.71     320,901   >=4.0    481,351    >=6.0
  Colonial Bank.........................   695,309    8.67     320,733   >=4.0    481,100    >=6.0
Tier I Capital (to average assets)
  Consolidated..........................   699,094    6.58     425,127   >=4.0    531,408    >=5.0
  Colonial Bank.........................   695,309    6.54     424,961   >=4.0    531,201    >=5.0

---------------

* These ratios are subject to regulatory review

                          THE COLONIAL BANCGROUP, INC.

14. LEASES

     BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2000 were as follows:

                                                              (IN THOUSANDS)
2001........................................................     $15,009
2002........................................................      12,082
2003........................................................      17,570
2004........................................................       8,924
2005........................................................       9,922
Thereafter..................................................      32,127
                                                                 -------
          Total.............................................     $95,634
                                                                 =======

     Rent expense for all leases amounted to $16,600,000 in 2000, $14,385,000 in 1999 and $16,064,000 in 1998, respectively.

15. EMPLOYEE BENEFIT PLANS

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

     Employee pension benefit plan status at December 31:

                                                               2000      1999
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at January 1...........................  $24,769   $21,541
  Service cost..............................................    2,932     2,951
  Interest cost.............................................    2,039     1,712
  Actuarial gain (loss).....................................      655      (342)
  Benefits paid.............................................   (1,126)   (1,093)
                                                              -------   -------
  Benefit obligation at December 31.........................   29,269    24,769
                                                              -------   -------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at January 1....................   22,927    20,655
  Actual return on plan assets..............................   (2,279)    3,365
  Employer contributions....................................    1,608        --
  Benefits paid.............................................   (1,126)   (1,093)
                                                              -------   -------
  Fair value of plan assets at December 31..................   21,130    22,927
                                                              -------   -------
  Funded status at December 31..............................   (8,139)   (1,842)
  Unrecognized net actuarial loss (gain)....................    2,413    (2,603)
  Unrecognized prior service cost...........................       20        19
                                                              -------   -------
  Accrued benefit cost at December 31.......................  $(5,706)  $(4,426)
                                                              =======   =======

                          THE COLONIAL BANCGROUP, INC.

                                                              2000   1999   1998
                                                              ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount Rate.............................................  7.25%  7.25%  6.75%
  Expected return on plan assets............................  9.00   9.00   9.00
  Rate of compensation increase.............................  4.50   4.50   4.00

                                                               2000      1999      1998
                                                              -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST FOR THE YEAR ENDED
  DECEMBER 31:
  Service cost..............................................  $ 2,932   $ 2,951   $ 2,095
  Interest cost.............................................    2,039     1,712     1,370
  Expected return on plan assets............................   (2,081)   (1,957)   (1,691)
  Actuarial gain............................................       (1)       (1)     (163)
                                                              -------   -------   -------
  Net annual benefit cost...................................  $ 2,889   $ 2,705   $ 1,611
                                                              =======   =======   =======

     At both December 31, 2000 and 1999, the pension plan assets included investments of 164,520 shares of BancGroup Common Stock representing 8% and 7% of pension plan assets, respectively. At December 31, 2000, BancGroup Common Stock included in pension plan assets had a cost and market value of approximately $616,429 and $1,768,590, respectively. Pension plan assets are distributed with approximately 12% in Cash and Cash Equivalents, 10% in U.S. Government and agency issues, 18% in Corporate bonds, 52% in equity securities (including BancGroup Common Stock) and 8% in mutual funds.

     BancGroup also has an incentive savings plan (the "Savings Plan") for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. An employee's interest in BancGroup's contributions becomes 100% vested after five years of participation in the Savings Plan. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of Common Stock of BancGroup. Charges to operations for this plan and similar plans of combined banks amounted to approximately $2,023,000, $2,200,000 and $1,794,000 for 2000, 1999 and 1998, respectively.

16. STOCK PLANS

     The 1992 Incentive Stock Option Plan ("the 1992 Plan") provides an incentive to certain officers and key management employees of BancGroup and its subsidiaries. Options granted under the 1992 Plan must be at a price not less than the fair market value of the shares at the date of grant. All options expire no more than ten years from the date of grant, or three months after an employee's termination. On April 19, 2000, management proposed, and shareholders approved an increase in the number of shares eligible to be issued under the 1992 ISO Plan from 4.2 million to 5.7 million. At December 31, 2000 and 1999, approximately 3,541,000 and 943,000, respectively, remained available for the granting of options under the 1992 Plan.

     The 1992 Nonqualified Stock Option Plan ("the 1992 Nonqualified Plan") provides an incentive to directors, officers and employees of BancGroup and its subsidiaries. Options granted under the 1992 Nonqualified Plan must be at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after an employee's termination. An aggregate of 3,200,000 shares of Common Stock is reserved for issuance under the 1992 Nonqualified Plan. At December 31, 2000 and 1999, approximately 2,397,000 and 2,560,000 shares, respectively remained available for the granting of options under the 1992 Nonqualified Plan.

                          THE COLONIAL BANCGROUP, INC.

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

     Certain options issued during 2000 and 1999 under the 1992 Nonqualified Plan and the 1992 Plan have vesting requirements. In order to fully vest in the options granted, the option recipients are required to remain in the employment of BancGroup (subject to certain exemptions) for periods of between one and five years (These options become exercisable on a pro-rata basis over a period of one to five years) or attain certain performance criteria.

     Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 2000, 1999 and 1998.

                                                QUALIFIED PLANS(1)             NONQUALIFIED PLANS(1)
                                           -----------------------------   -----------------------------
                                                        WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                             SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                           ----------   ----------------   ----------   ----------------
Outstanding at December 31, 1997.........     963,298       $ 8.181         2,643,221        $3.773
Assumed in business combinations (at
  $2.378 -- $5.9758 per share)...........     578,339         4.234           226,700         4.419
Granted (at $7.585 -- $18.20315 per
  share).................................   1,695,000        13.821           132,000        12.366
Exercised (at $1.54 -- $12.125 per
  share).................................    (567,459)        4.913          (946,242)        3.426
Cancelled (at $8.578 -- $17.1875 per
  share).................................    (105,280)       13.778           (30,000)        9.995
                                           ----------       -------        ----------        ------
Outstanding at December 31, 1998.........   2,563,898        11.513         2,025,679         4.475
Granted (at $10.5 -- $14.5625 per
  share).................................   1,209,500        12.385           200,000        11.016
Exercised (at $1.54 -- $12.125 per
  share).................................    (458,295)        4.979          (430,418)        4.076
Cancelled (at $2.378 -- $18.2032 per
  share).................................    (163,811)       12.863           (82,319)        8.184
                                           ----------       -------        ----------        ------
Outstanding at December 31, 1999.........   3,151,292        12.495         1,712,942         5.283
Granted (at $8.3438 -- $11.03 per
  share).................................     480,225        10.055           276,024         9.757
Exercised (at $1.54 -- $10.50 per
  share).................................     (87,925)        5.621        (1,153,291)        3.318
Cancelled (at $9.5775 -- $18.2032 per
  share).................................  (1,578,167)       14.508          (185,192)        8.994
                                           ----------       -------        ----------        ------
Outstanding at December 31, 2000.........   1,965,425       $10.567           650,483        $9.628
                                           ==========       =======        ==========        ======

---------------

(1) This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

                          THE COLONIAL BANCGROUP, INC.

     At December 31, 2000, the total shares outstanding and exercisable under these option plans were as follows:

                                                 OPTIONS OUTSTANDING
                                   ------------------------------------------------
                                                 WEIGHTED                                     OPTIONS EXERCISABLE
                                                  AVERAGE                             -----------------------------------
                                     NUMBER      REMAINING   WEIGHTED                   NUMBER
                                   OUTSTANDING     LIFE      AVERAGE     AGGREGATE    EXERCISABLE   AVERAGE    AGGREGATE
                                       AT           (IN      EXERCISE     OPTION          AT        EXERCISE     OPTION
RANGE OF EXERCISE PRICES            12/31/00      YEARS)      PRICE        PRICE       12/31/00      PRICE       PRICE
------------------------           -----------   ---------   --------   -----------   -----------   --------   ----------
$2.87 -- $4.56...................      35,018      2.69      $ 3.8988   $   136,527      35,018     $3.8988    $  136,527
$4.625 -- $7.358.................     158,634      5.17        6.7668     1,073,441     158,634      6.7515     1,081,825
$8.3438 -- $10.625...............   1,501,306      4.53       10.0037    15,018,602     386,528      9.6348     3,748,197
$11.0313 -- $12.25...............     871,750      7.90       11.4929    10,018,945     293,300     11.5927     3,469,681
$12.2813 -- $18.1560.............      49,200      7.17       15.9146       783,000      25,800     16.2776       419,963
                                    ---------      ----      --------   -----------     -------     -------    ----------
         Total...................   2,615,908      5.72      $10.3331   $27,030,515     899,280     $9.7387    $8,856,193
                                    =========      ====      ========   ===========     =======     =======    ==========

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

                                                                 AS        PRO
                                                              REPORTED    FORMA
                                                              --------   --------
                                                                     2000
Net income..................................................  $112,730   $111,947
Earnings per share (basic)..................................      1.02       1.01
                                                                     1999
Net income..................................................  $119,597   $117,752
Earnings per share (basic)..................................      1.07       1.05
                                                                     1998
Net income..................................................  $ 55,196   $ 54,426
Earnings per share (basic)..................................      0.50       0.49

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 3.16%, 3.13%, and 2.50%; expected volatility of 42%, 32%, and 25% for 2000,
1999, and 1998; risk-free interest rates of 5.82%, 5.43%, and 5.06% for 2000,
1999, and 1998, respectively; and expected lives of ten years. The weighted average fair values of options granted during 2000, 1999, and 1998 were $3.52, $3.89, and $3.66, respectively.

     In 1987, BancGroup adopted the Restricted Stock Plan for Directors ("Directors Plan") whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director's term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director's term. During 2000, 1999, and 1998, respectively, 90,603, 60,435, and 79,092 shares of
Common Stock were issued under the Directors Plan, representing approximately $1,079,000, $724,000, and $819,000 in directors' fees for 2000, 1999, and 1998, respectively.

                          THE COLONIAL BANCGROUP, INC.

     In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and directors by awarding Restricted Stock which shall vest either over a stated time period or based upon performance criteria. A total of $1,099,000, $745,000, and $1,123,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2000, 1999, and 1998, respectively. During 2000, 1999, and 1998 the Company awarded 251,000, 20,100, and 123,960 shares, respectively, under the Stock Bonus and Retention Plan having weighted average market value at grant date of $10.50, $13.60, and $17.19, respectively. An aggregate of 3,000,000 shares has been reserved for issuance under this Plan. There were 288,405 shares outstanding under this plan at December 31, 2000.

     In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 or not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan from authorized but unissued shares. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan. There were 211,617 shares issued and outstanding under this Plan at December 31, 2000.

     On November 30, 2000, the subcommittee approved a proposal to offer employees of BancGroup and its subsidiaries the opportunity to cancel certain options and be granted replacement options at least six months after the cancellation of the original options (the "Exchange Program"). Participation in the Exchange Program was at the sole discretion of the employee. The subcommittee included all employees with option exercise prices greater than $13.00. At December 31, 2000, there were approximately 866,000 shares that fell under the Exchange Program guidelines. As of March 1, 2001, 864,000 shares have been surrendered under this program.

     The subcommittee approved the Exchange Program with the goals of retaining valuable employees and reinstating some value to a portion of BancGroup's compensation and incentive strategy.

17. CONTINGENCIES

     BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2000 will have a materially adverse effect on BancGroup's financial statements.

18. RELATED PARTIES

     BancGroup and Colonial Bank lease premises, including their principal corporate offices, from companies partly owned by a principal shareholder of BancGroup. Amounts paid under these leases and agreements approximated $2,271,000, $2,925,000 and $3,717,000 in 2000, 1999 and 1998, respectively.

     During 2000, 1999 and 1998, BancGroup and its subsidiaries paid or accrued fees of approximately $1,416,000, $1,196,000 and $1,198,000, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

                          THE COLONIAL BANCGROUP, INC.

19. ACQUISITION EXPENSE & RESTRUCTURING CHARGES

     In the first quarter of 1998, BancGroup reorganized executive management of its Florida regions. The reorganization resulted in a restructuring charge of $2.5 million. During the fourth quarter of 1998, the Company developed a plan to:

     - Close certain unprofitable branches

     - Sell five super-market branches

     - Relocate and upgrade two other branches

     - Move the headquarters of the South Florida Region to downtown Miami and to consolidate the trust department into the South Florida headquarters to better serve its customer base

     As a result of these actions BancGroup recognized a fourth quarter of 1998 restructuring charge of $6.3 million, which is net of $902,000 in reversals of unused reserves.

     The following is a summary of restructuring charges and activity for the years ended December 31, 2000, 1999, and 1998:

                                                                              ACCRUED
                                                                  LEASE      SEVERANCE
                                                REDUCTION OF   TERMINATION       &
                                                ASSET VALUES   LIABILITIES     OTHER      TOTAL
                                                ------------   -----------   ---------   -------
                                                                 (IN THOUSANDS)
January 1, 1998...............................    $    --        $    --       $   --    $    --
Additions (expense)...........................      4,395          3,240        2,052      9,687
Reversal of unused reserves...................         --           (362)        (540)      (902)
                                                  -------        -------       ------    -------
Net expense...................................      4,395          2,878        1,512      8,785
Write-off of assets...........................     (4,395)            --           --     (4,395)
Reductions (payments).........................         --             --         (914)      (914)
                                                  -------        -------       ------    -------
Balance at December 31, 1998..................         --          2,878          598      3,476
                                                  -------        -------       ------    -------
Reductions (payments).........................         --         (1,327)        (598)    (1,925)
                                                  -------        -------       ------    -------
Balance at December 31, 1999..................    $    --        $ 1,551       $   --    $ 1,551
                                                  =======        =======       ======    =======
Reductions (payments).........................         --         (1,063)          --     (1,063)
                                                  -------        -------       ------    -------
Balance at December 31, 2000..................    $    --        $   488       $   --    $   488
                                                  =======        =======       ======    =======

     Additionally, the Company has recognized acquisition related expenses totaling $0, $1,307,000 and $12,750,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively. These expenses relate primarily to transaction costs such as legal and accounting fees and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write off of equipment) and employee severance.

                          THE COLONIAL BANCGROUP, INC.

20. OTHER EXPENSE

     The following amounts were included in Other Expense:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
FDIC and state assessments................................  $ 1,951   $ 1,629   $ 2,221
Advertising and public relations..........................    7,789     7,757     9,143
Stationery, printing, and supplies........................    4,827     5,599     5,879
Telephone.................................................    6,482     6,157     5,650
Legal.....................................................    4,504     4,453     5,218
Postage and courier.......................................    6,780     6,717     5,997
Insurance.................................................    1,394     1,456     1,576
Professional services.....................................    6,246     7,002     9,752
Travel....................................................    3,462     3,535     4,643
Other.....................................................   17,401    13,509    11,891
                                                            -------   -------   -------
          Total...........................................  $60,836   $57,814   $61,970
                                                            =======   =======   =======

21. INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Currently payable
Federal...................................................  $68,043   $66,285   $44,880
State.....................................................    1,096     2,248     3,985
Deferred..................................................   (4,473)    1,794   (17,459)
                                                            -------   -------   -------
          Total...........................................  $64,666   $70,327   $31,406
                                                            =======   =======   =======

     The provision for income taxes is presented in the income statement as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
Continuing operations.....................................  $67,732   $68,193   $37,790
Discontinued operations...................................   (3,066)    2,134    (6,384)
                                                            -------   -------   -------
          Total...........................................  $64,666   $70,327   $31,406
                                                            =======   =======   =======

                          THE COLONIAL BANCGROUP, INC.

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Tax at statutory rate on pre-tax income...................  $62,166   $66,473   $30,311
Add:
  State income taxes, net of federal tax benefit..........      563     1,641     1,259
  Amortization of net purchase accounting adjustments.....    1,724     1,705     1,681
  Other...................................................    4,225     3,080       367
                                                            -------   -------   -------
          Total...........................................   68,678    72,899    33,618
                                                            -------   -------   -------
Deduct:
  Nontaxable interest income..............................    2,685     1,991     1,622
  Other...................................................    1,327       581       590
                                                            -------   -------   -------
          Total...........................................    4,012     2,572     2,212
                                                            -------   -------   -------
Total income taxes........................................  $64,666   $70,327   $31,406
                                                            =======   =======   =======

     The components of BancGroup's net deferred tax asset as of December 31, 2000 and 1999, were as follows:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for possible loan losses........................  $39,115   $35,613
  Pension accrual in excess of contributions................    2,205     2,227
  Accumulated amortization and valuation reserve for
     mortgage servicing rights..............................       --     1,881
  Other real estate owned write-downs.......................      390       519
  Other liabilities and reserves............................    4,169     4,496
  Differences between financial reporting and tax basis of
     net assets acquired....................................      944       190
  Accelerated tax depreciation..............................      758     1,520
  Unrealized loss on securities available for sale..........    3,305    16,045
  Other.....................................................    1,424       517
                                                              -------   -------
          Total deferred tax asset..........................  $52,310   $63,008
                                                              =======   =======
Deferred tax liabilities:
  Cumulative accretion/discount on bonds....................  $ 1,248   $   618
  Loan loss reserve recapture...............................      703     2,772
  Other.....................................................    1,227     2,219
                                                              -------   -------
          Total deferred tax liability......................    3,178     5,609
                                                              =======   =======
          Net deferred tax asset............................  $49,132   $57,399
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

                          THE COLONIAL BANCGROUP, INC.

22. EARNINGS PER SHARE

     The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

                                                                                  PER SHARE
                                                            INCOME      SHARES      AMOUNT
                                                           ---------   --------   ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
2000
Basic EPS
  Income from continuing operations......................  $117,796    110,761      $1.06
  Effect of dilutive securities
     Options.............................................                  114
     Convertible debentures..............................       192        597
                                                           --------    -------      -----
Diluted EPS..............................................  $117,988    111,472      $1.06
                                                           ========    =======      =====
1999
Basic EPS
  Income from continuing operations......................  $116,070    111,678      $1.04
  Effect of dilutive securities
     Options.............................................                  907
     Convertible debentures..............................       219        667
                                                           --------    -------      -----
Diluted EPS..............................................  $116,289    113,252      $1.03
                                                           ========    =======      =====
1998
Basic EPS
  Income from continuing operations......................  $ 65,644    110,062      $0.60
  Effect of dilutive securities
     Options.............................................                1,640
     Convertible debentures..............................       238        729
                                                           --------    -------      -----
Diluted EPS..............................................  $ 65,882    112,431      $0.59
                                                           ========    =======      =====

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment securities and securities available for sale. For debt securities and marketable equity securities held either for investment purposes or for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Mortgage loans held for sale. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Derivatives. Fair value is defined as the amount that the company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes were used to value the instruments.

     Loans. For loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                          THE COLONIAL BANCGROUP, INC.

     Deposits. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2000 and 1999. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term borrowings. Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

     Long-term debt. Rates currently available to BancGroup for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

     Commitments to extend credit and standby letters of credit. The value of the unrecognized financial instruments is estimated based on the related fee income associated with the commitments, which is not material to BancGroup's financial statements at December 31, 2000 and 1999.

     The estimated fair values of BancGroup's financial instruments at December 31, 2000 and 1999 are as follows:

                                                 2000                        1999
                                       -------------------------   ------------------------
                                        CARRYING        FAIR        CARRYING        FAIR
                                         AMOUNT         VALUE        AMOUNT        VALUE
                                       -----------   -----------   -----------   ----------
                                                          (IN THOUSANDS)
Financial assets:
  Cash and short-term investments....  $   364,746   $   364,746   $   368,915   $  368,915
  Securities available for sale......    1,449,386     1,449,386     1,489,991    1,489,991
  Investment securities..............       44,310        45,098        61,682       61,922
  Mortgage loans held for sale.......        9,866         9,866        33,150       33,150
  Loans..............................    9,416,770                   8,228,149
  Less: allowances for loan losses...     (107,165)                    (95,993)
                                       -----------   -----------   -----------   ----------
  Loans, net.........................    9,309,605     9,331,264     8,132,156    7,919,286
                                       -----------   -----------   -----------   ----------
          Total......................  $11,177,913   $11,200,360   $10,085,894   $9,873,264
                                       ===========   ===========   ===========   ==========
Financial liabilities:
  Deposits...........................  $ 8,143,017   $ 8,153,625   $ 7,967,978   $7,956,247
  Short-term borrowings..............    1,858,328     1,859,439     1,193,429    1,179,520
  Long-term debt.....................      861,247       850,543       889,571      855,449
                                       -----------   -----------   -----------   ----------
          Total......................  $10,862,592   $10,863,607   $10,050,978   $9,991,216
                                       ===========   ===========   ===========   ==========
Derivatives:
  CMT Floors.........................  $        --   $        --   $     3,114   $    3,114
  PO Strips..........................           --            --           167          167
  CMS Floors.........................           --            --         3,046        3,046
                                       -----------   -----------   -----------   ----------
                                       $        --   $        --   $     6,327   $    6,327
                                       ===========   ===========   ===========   ==========

24. SEGMENT INFORMATION

     Through its wholly owned subsidiary, Colonial Bank, BancGroup had previously segmented its operations into two distinct lines of business:
Commercial Banking and Mortgage Banking. In July 2000, the Company announced definitive plans to exit the mortgage banking business. As of December 31, 2000, all sales of mortgage servicing rights and transfers of underlying loans have been completed.

     Colonial Bank provides general banking services in 239 branches throughout 6 states.

                          THE COLONIAL BANCGROUP, INC.

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

     The following table reflects the approximate amounts of consolidated revenue, expense, and assets for the years ended December 31, for each segment:

  Segment Data

                                         CONTINUING OPERATIONS            DISCONTINUED
                                 --------------------------------------    OPERATIONS
                                 COMMERCIAL    CORPORATE/                   MORTGAGE     CONSOLIDATED
                                   BANKING       OTHER*        TOTAL        BANKING       BANCGROUP
                                 -----------   ----------   -----------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Interest income................  $   897,761    $     --    $   897,761                  $   897,761
Interest expense...............      500,849       7,021        507,870                      507,870
Provision for possible loan
  losses.......................       29,680          --         29,680                       29,680
Noninterest income.............       75,331         (32)        75,299                       75,299
Amortization and
  depreciation.................       31,167        (418)        30,749                       30,749
Noninterest expense............      215,241       3,992        219,233                      219,233
                                 -----------    --------    -----------     --------     -----------
Income from continuing
  operations before income
  taxes........................      196,155     (10,627)       185,528                      185,528
Income taxes...................       70,596      (2,864)        67,732                       67,732
                                 -----------    --------    -----------     --------     -----------
Income from continuing
  operations...................      125,559      (7,763)       117,796                      117,796
Income (loss) from discontinued
  operations and loss on
  disposal (net of taxes)......           --          --             --       (5,065)         (5,065)
                                 -----------    --------    -----------     --------     -----------
         Net Income (loss).....  $   125,560    $ (7,764)   $   117,796     $ (5,065)    $   112,731
                                 ===========    ========    ===========     ========     ===========
Identifiable Assets............  $11,679,903    $ 12,678    $11,692,581     $ 35,056     $11,727,637
Capital Expenditures...........  $    20,206    $     --    $    20,206           --     $    20,206
YEAR ENDED DECEMBER 31, 1999
Interest income................  $   750,828    $     --    $   750,828                  $   750,828
Interest expense...............      371,141       7,265        378,406                      378,406
Provision for possible loan
  losses.......................       28,707          --         28,707                       28,707
Noninterest income.............       73,874         213         74,087                       74,087
Amortization and
  depreciation.................       27,676        (408)        27,268                       27,268
Noninterest expense............      203,003       3,268        206,271                      206,271
                                 -----------    --------    -----------     --------     -----------
Income from continuing
  operations before income
  taxes........................      194,175      (9,912)       184,263                      184,263
Income taxes...................       71,874      (3,681)        68,193                       68,193
                                 -----------    --------    -----------     --------     -----------
Income from continuing
  operations...................      122,301      (6,231)       116,070                      116,070
Income (loss) from discontinued
  operations and loss on
  disposal (net of taxes)......           --          --             --        3,527           3,527
                                 -----------    --------    -----------     --------     -----------
         Net Income (loss).....  $   122,301    $ (6,231)   $   116,070     $  3,527     $   119,597
                                 ===========    ========    ===========     ========     ===========
Identifiable Assets............  $10,500,209    $ 12,474    $10,512,683     $341,416     $10,854,099
Capital Expenditures...........  $    40,037    $     34    $    40,071     $    451     $    40,522

                          THE COLONIAL BANCGROUP, INC.

                                         CONTINUING OPERATIONS            DISCONTINUED
                                 --------------------------------------    OPERATIONS
                                 COMMERCIAL    CORPORATE/                   MORTGAGE     CONSOLIDATED
                                   BANKING       OTHER*        TOTAL        BANKING       BANCGROUP
                                 -----------   ----------   -----------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Interest income................  $   664,664    $    (19)   $   664,645                  $   664,645
Interest expense...............      327,694       6,750        334,444                      334,444
Provision for possible loan
  losses.......................       26,345          --         26,345                       26,345
Noninterest income.............       60,055      (1,103)        58,952                       58,952
Amortization and
  depreciation.................       25,227        (283)        24,944                       24,944
Noninterest expense............      231,979       2,451        234,430                      234,430
                                 -----------    --------    -----------     --------     -----------
Income from continuing
  operations before income
  taxes........................      113,474     (10,040)       103,434                      103,434
Income taxes...................       40,760      (2,970)        37,790                       37,790
                                 -----------    --------    -----------     --------     -----------
Income from continuing
  operations...................       72,714      (7,070)        65,644                       65,644
Income (loss) from discontinued
  operations and loss on
  disposal (net of taxes)......           --          --             --      (10,448)        (10,448)
                                 -----------    --------    -----------     --------     -----------
         Net Income (loss).....  $    72,714    $ (7,070)   $    65,644     $(10,448)    $    55,196
                                 ===========    ========    ===========     ========     ===========
Identifiable Assets............  $ 9,507,563    $ 12,160    $ 9,519,723     $936,562     $10,456,285
Capital Expenditures...........  $    45,134    $     95    $    45,229     $  1,636     $    46,865

---------------

* Includes eliminations of certain intercompany transactions.

25. CONDENSED FINANCIAL INFORMATION OF THE COLONIAL BANCGROUP, INC. (PARENT COMPANY ONLY)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
STATEMENT OF CONDITION                                        --------   --------
                                                                (IN THOUSANDS)
ASSETS:
  Cash*.....................................................  $  7,496   $ 18,317
  Investment in subsidiaries*...............................   835,366    757,658
  Intangible assets.........................................     3,965      4,399
  Other assets..............................................     3,749      4,466
                                                              --------   --------
          Total assets......................................  $850,576   $784,840
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term borrowings.....................................  $  3,000   $     --
  Subordinated debt.........................................    81,900     82,048
  Other liabilities.........................................     8,824      7,613
  Shareholders' equity......................................   756,852    695,179
                                                              --------   --------
          Total liabilities and shareholders' equity........  $850,576   $784,840
                                                              ========   ========

---------------

* Eliminated in consolidation.

                          THE COLONIAL BANCGROUP, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999      1998
STATEMENT OF OPERATIONS                                       --------   --------   -------
                                                                     (IN THOUSANDS)
INCOME:
  Cash dividends from subsidiaries*.........................  $ 63,649   $ 78,996   $49,532
  Interest and dividends on short-term investments*.........       372        677       480
  Other income..............................................     2,781      2,490     2,418
                                                              --------   --------   -------
          Total income......................................    66,802     82,163    52,430
                                                              --------   --------   -------
EXPENSES:
  Interest..................................................     7,394      7,942     7,249
  Salaries and employee benefits............................     1,638      1,263     1,492
  Occupancy expense.........................................       423        414       311
  Furniture and equipment expense...........................       100        137       108
  Amortization of intangible assets.........................       434        432       432
  Other expenses............................................     2,095      1,730     4,286
                                                              --------   --------   -------
          Total expenses....................................    12,084     11,918    13,878
                                                              --------   --------   -------
  Income before income taxes and equity in undistributed net
     income of subsidiaries.................................    54,718     70,245    38,552
  Income tax benefit........................................     3,314      3,278     3,875
                                                              --------   --------   -------
  Income before equity in undistributed net income of
     subsidiaries...........................................    58,032     73,523    42,427
  Equity in undistributed net income of subsidiaries*.......    54,699     46,074    12,769
                                                              --------   --------   -------
          Net income........................................  $112,731   $119,597   $55,196
                                                              ========   ========   =======

---------------

* Eliminated in consolidation.

                          THE COLONIAL BANCGROUP, INC.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
STATEMENT OF CASH FLOWS                                       --------   ---------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities........................  $ 60,971   $  77,526   $ 46,927
Cash flows from investing activities:
  Capital expenditures......................................        --         (34)       (95)
  Proceeds from sale of premises and equipment..............        --          --      2,389
  Net investment in subsidiaries*...........................        --          --    (25,000)
                                                              --------   ---------   --------
  Net cash used in investing activities.....................        --         (34)   (22,706)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings..............     3,000     (25,000)    11,860
  Proceeds from issuance of common stock....................     6,009       6,437      6,830
  Purchase of treasury stock................................   (31,934)         --    (17,100)
  Dividends paid............................................   (48,867)    (42,316)   (36,377)
                                                              --------   ---------   --------
  Net cash used in financing activities.....................   (71,792)    (60,879)   (34,787)
                                                              --------   ---------   --------
  Net (decrease) increase in cash and cash equivalents......   (10,821)     16,613    (10,566)
  Cash and cash equivalents at beginning of year............    18,317       1,704     12,270
                                                              --------   ---------   --------
Cash and cash equivalents at end of year*...................  $  7,496   $  18,317   $  1,704
                                                              ========   =========   ========
Supplemental Disclosure of cash flow information:
Cash paid (received) during the year for:
  Interest..................................................  $  7,638   $   7,690   $  7,350
  Income taxes..............................................    (1,440)     (4,023)    (3,565)

---------------

* Eliminated in consolidation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item as to BancGroup's directors is contained in BancGroup's proxy statement dated March 16, 2001, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND YEAR BECAME       POSITION AND OFFICES HELD WITH  PRESENT AND PRINCIPAL OCCUPATION
EXECUTIVE OFFICER                 BANCGROUP AND SUBSIDIARIES        FOR THE LAST FIVE YEARS
-------------------------       ------------------------------  --------------------------------
Robert E. Lowder..............  Chairman of the Board,          Chairman of the Board, President
  58, 1981                      President, and Chief Executive  and Chief Executive Officer,
                                Officer, BancGroup; Chairman,   BancGroup (except for President,
                                Executive Committee,            1997-2000); Chairman of the
                                BancGroup; Chairman of the      Board, President, and Chief
                                Board, President, and Chief     Executive Officer, Colonial Bank
                                Executive Officer, Colonial     (except for President, 1997-
                                Bank; Director, Central         2000); Chairman of the Board,
                                Alabama Region; Director,       Colonial Mortgage Company until
                                Northern Region; Director,      December 31, 1999; Chairman of
                                Gulf Coast Region; Director,    the Board and President,
                                Montgomery Region; Director,    Colonial Broadcasting Company,
                                Central Florida Region;         Inc. until 1998, Montgomery, AL.
                                Director, South Florida
                                Region; Director, Bay Area
                                Region; Director, Southwest
                                Florida Region; Chairman of
                                the Board, Georgia Region;
                                Director, Nevada Region;
                                Director, Dallas Region;
                                Director, Chairman of the
                                Board, Colonial Investment
                                Services, Inc.; Chairman of
                                the Board, President and Chief
                                Executive Officer, Colonial
                                BancGroup Building Corporation
W. Flake Oakley, IV...........  Executive Vice President,       Executive Vice President, Chief
  47, 1989                      Chief Financial Officer,        Financial Officer, and Secretary
                                Secretary, BancGroup;           BancGroup and Colonial Bank;
                                Executive Vice President,       Treasurer, BancGroup and Bank
                                Chief Financial Officer, and    until 1999; Montgomery, AL
                                Secretary, Colonial Bank;
                                Director and Vice President,
                                Colonial Asset Management,
                                Inc.; Director, Vice President
                                and Treasurer Colonial
                                Investment Services, Inc.;
                                Secretary, Treasurer and
                                Director, Colonial BancGroup
                                Building Corporation

NAME, AGE AND YEAR BECAME       POSITION AND OFFICES HELD WITH  PRESENT AND PRINCIPAL OCCUPATION
EXECUTIVE OFFICER                 BANCGROUP AND SUBSIDIARIES        FOR THE LAST FIVE YEARS
-------------------------       ------------------------------  --------------------------------
Sarah H. Moore................  Executive Vice President and    Executive Vice President and
  35, 1999                      Chief Operations Officer,       Chief Operations Officer,
                                BancGroup; Executive Vice       BancGroup and Colonial Bank
                                President and Chief Operations  since 2000; Executive Vice
                                Officer, Colonial Bank; Vice    President and Treasurer,
                                President, Colonial BancGroup   BancGroup and Colonial Bank,
                                Building Corporation            1999-2000; Senior Vice
                                                                President, Strategic Planning,
                                                                BancGroup and Colonial Bank
                                                                1996-1999; Audit Manager,
                                                                PricewaterhouseCoopers LLP until
                                                                1996, Montgomery, AL
Young J. Boozer, III..........  Executive Vice President,       Executive Vice President,
  51, 1986                      General Auditor, BancGroup;     BancGroup and Colonial Bank;
                                Executive Vice President,       President, Colonial Investment
                                General Auditor, Colonial Bank  Services, Inc. 1993 to 1997,
                                                                Montgomery, AL
Michelle Condon...............  Executive Vice President,       Executive Vice President Special
  46, 1995                      Special Projects, BancGroup;    Projects, BancGroup and Colonial
                                Executive Vice President,       Bank since 1999; Executive Vice
                                Special Projects, Colonial      President, Retail Banking,
                                Bank                            BancGroup since 1995;
                                                                Montgomery, AL

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in BancGroup's proxy statement dated March 16, 2001 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in BancGroup's proxy statement dated March 16, 2001, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in BancGroup's proxy statement dated March 16, 2001, under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

            CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;
(iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation);
(viii) changes in the securities markets; and (ix) BancGroup is unable to achieve its goals to increase non-interest income and deposits and to develop increased internal efficiencies. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements are included herein at Item 8.

     Consolidated Statements of Condition as of December 31, 2000 and 1999.

     Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

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

     3. Exhibits

EXHIBITS                                 DESCRIPTION
--------                                 -----------
 Exhibit 3  --   Articles of Incorporation and Bylaws:
       3.1  --   Restated Certificate of Incorporation of the Registrant,
                 filed as Exhibit 4.1 to the Registrant's Current Report on
                 Form 8-K, dated February 21, 1995, and incorporated herein by reference.

EXHIBITS                                 DESCRIPTION
--------                                 -----------
       3.2  --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
       3.3  --   Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
 Exhibit 4  --   Instruments defining the rights of security holders:
       4.1  --   Article 4 of the Restated Certificate of Incorporation of
                 the Registrant filed as Exhibit 4.1 to the Registrant's
                 Current Report on Form 8-K, dated February 21, 1995, and
                 incorporated herein by reference.
       4.2  --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
       4.3  --   Article II of the Bylaws of the Registrant filed as Exhibit
                 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
       4.4  --   Dividend Reinvestment and Common Stock Purchase Plan of the
                 Registrant dated January 15, 1986, and Amendment No. 1
                 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4 (File
                 No. 33-07015), effective July 15, 1986, and incorporated
                 herein by reference.
       4.5  --   All instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries. Not filed
                 pursuant to clause 4(iii) of Item 601(b) of Regulation S-K;
                 to be furnished upon request of the Commission.
Exhibit 10  --   Material Contracts:
      10.1  --   Second Amendment and Restatement of 1982 Incentive Stock
                 Plan of the Registrant, filed as Exhibit 4-1 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
      10.2  --   Second Amendment and Restatement to 1982 Nonqualified Stock
                 Option Plan of the Registrant filed as Exhibit 4-2 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
      10.3  --   1992 Incentive Stock Option Plan of the Registrant, as
                 amended, filed as Exhibit 10.1 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
      10.4  --   1992 Nonqualified Stock Option Plan of the Registrant as
                 amended, filed as Exhibit 10.2 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
      10.5  --   SunTrust Revolving Credit Facility Commitment Letter, filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 1999, and incorporated
                 herein by reference.
      10.6  --   The Colonial BancGroup, Inc. First Amended and Restated
                 Restricted Stock Plan for Directors, as amended, included as
                 Exhibit 10(C)(1) to the Registrant's Registration Statement
                 on Form S-4 (File No. 33-52952), and incorporated herein by reference.
      10.7  --   The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                 Included as Exhibit 10(C)(2) to the Registrant's
                 Registration Statement as Form S-4 (File No. 33-52952), and
                 incorporated herein by reference.
      10.8  --   Indenture dated as of January 29, 1997 between The Colonial
                 BancGroup, Inc. and Wilmington Trust Company, as Debenture
                 Trustee dated as of, included as Exhibit 4(A) to
                 Registrant's Registration Statement on Form S-4 (File No.
                 333-22135), and incorporated herein by reference.

EXHIBITS                                 DESCRIPTION
--------                                 -----------
      10.9  --   Management Incentive Plan of The Colonial BancGroup, Inc.
Exhibit 11  --   Statement Regarding Computation of Earnings Per Share are
                 included herein at footnote 22 to the financial statements in Item 8.
Exhibit 12  --   Statement Regarding Computation of Ratio of Earnings to
                 Fixed Charges.
Exhibit 21  --   List of subsidiaries of the Registrant.
Exhibit 23  --   Consents of experts and counsel:
      23.1  --   Consent of PricewaterhouseCoopers LLP.
Exhibit 24  --   Power of Attorney.

     (b) Registrant's Current Reports on Form 8-K dated October 18, 2000 and December 7, 2000, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 9th day of March, 2001.

                                          THE COLONIAL BANCGROUP, INC.

                                          By:      /s/ ROBERT E. LOWDER
                                             -----------------------------------
                                             Robert E. Lowder
                                             Its Chairman of the Board of
                                               Directors, President and Chief
                                               Executive Officer

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

/s/ ROBERT E. LOWDER                                   Chairman of the Board of              **
-----------------------------------------------------    Directors, President and
Robert E. Lowder                                         Chief Executive Officer

/s/ W. FLAKE OAKLEY, IV                                Chief Financial Officer and           **
-----------------------------------------------------    Secretary (Principal
W. Flake Oakley, IV                                      Financial Officer and
                                                         Principal Accounting
                                                         Officer)

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

*                                                      Director                              **
-----------------------------------------------------
Jerry J. Chesser

*                                                      Director                              **
-----------------------------------------------------
Augustus K. Clements, III

*                                                      Director                              **
-----------------------------------------------------
Robert C. Craft

                                                       Director
-----------------------------------------------------
Patrick F. Dye

                                                       Director
-----------------------------------------------------
Clinton O. Holdbrooks

*                                                      Director                              **
-----------------------------------------------------
Harold D. King

*                                                      Director                              **
-----------------------------------------------------
John Ed Mathison

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

*                                                      Director                              **
-----------------------------------------------------
Milton E. Mcgregor

                                                       Director
-----------------------------------------------------
John C. H. Miller, Jr.

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

*                                                      Director                              **
-----------------------------------------------------
William E. Powell

*                                                      Director                              **
-----------------------------------------------------
Jimmy Rane

*                                                      Director                              **
-----------------------------------------------------
Frances E. Roper

*                                                      Director                              **
-----------------------------------------------------
Simuel Sippial

*                                                      Director                              **
-----------------------------------------------------
Edward V. Welch

---------------

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ W. FLAKE OAKLEY, IV
------------------------------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: March 9, 2001

                                 EXHIBITS INDEX

EXHIBITS                                 DESCRIPTION
--------                                 -----------
 Exhibit 3  --   Articles of Incorporation and Bylaws:
       3.1  --   Restated Certificate of Incorporation of the Registrant,
                 filed as Exhibit 4.1 to the Registrant's Current Report on
                 Form 8-K, dated February 21, 1995, and incorporated herein by reference.
       3.2  --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
       3.3  --   Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
 Exhibit 4  --   Instruments defining the rights of security holders:
       4.1  --   Article 4 of the Restated Certificate of Incorporation of
                 the Registrant filed as Exhibit 4.1 to the Registrant's
                 Current Report on Form 8-K, dated February 21, 1995, and
                 incorporated herein by reference.
       4.2  --   Amendment to Article 4 of Registrant's Restated Certificate
                 of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File
                 No. 333-56241), effective June 22, 1998, and incorporated
                 herein by reference.
       4.3  --   Article II of the Bylaws of the Registrant filed as Exhibit
                 4.2 to the Registrant's Current Report on Form 8-K, dated
                 February 21, 1995, and incorporated herein by reference.
       4.4  --   Dividend Reinvestment and Common Stock Purchase Plan of the
                 Registrant dated January 15, 1986, and Amendment No. 1
                 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant's Registration Statement on Form S-4 (File
                 No. 33-07015), effective July 15, 1986, and incorporated
                 herein by reference.
       4.5  --   All instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries. Not filed
                 pursuant to clause 4(iii) of Item 601(b) of Regulation S-K;
                 to be furnished upon request of the Commission.
Exhibit 10  --   Material Contracts:
      10.1  --   Second Amendment and Restatement of 1982 Incentive Stock
                 Plan of the Registrant, filed as Exhibit 4-1 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
      10.2  --   Second Amendment and Restatement to 1982 Nonqualified Stock
                 Option Plan of the Registrant filed as Exhibit 4-2 to the
                 Registrant's Registration Statement on Form S-8 (File No.
                 33-41036), effective June 4, 1991, and incorporated herein by reference.
      10.3  --   1992 Incentive Stock Option Plan of the Registrant, as
                 amended, filed as Exhibit 10.1 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
      10.4  --   1992 Nonqualified Stock Option Plan of the Registrant as
                 amended, filed as Exhibit 10.2 to Registrant's Registration
                 Statement on Form S-8 (File No. 333-71841), effective
                 February 5, 1999, and incorporated herein by reference.
      10.5  --   SunTrust Revolving Credit Facility Commitment Letter, filed as
                 Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1999, and incorporated herein by
                 reference.
      10.6  --   The Colonial BancGroup, Inc. First Amended and Restated
                 Restricted Stock Plan for Directors, as amended, included as
                 Exhibit 10(C)(1) to the Registrant's Registration Statement
                 on Form S-4 (File No. 33-52952), and incorporated herein by reference.

EXHIBITS                                 DESCRIPTION
--------                                 -----------
      10.7  --   The Colonial BancGroup, Inc. Stock Bonus and Retention Plan,
                 Included as Exhibit 10(C)(2) to the Registrant's
                 Registration Statement as Form S-4 (File No. 33-52952), and
                 incorporated herein by reference.
      10.8  --   Indenture dated as of January 29, 1997 between The Colonial
                 BancGroup, Inc. and Wilmington Trust Company, as Debenture
                 Trustee dated as of, included as Exhibit 4(A) to
                 Registrant's Registration Statement on Form S-4 (File No.
                 333-22135), and incorporated herein by reference.
      10.9  --   Management Incentive Plan of The Colonial BancGroup, Inc.
Exhibit 11  --   Statement Regarding Computation of Earnings Per Share are
                 included herein at footnote 22 to the financial statements in Item 8.
Exhibit 12  --   Statement Regarding Computation of Ratio of Earnings to
                 Fixed Charges.
Exhibit 21  --   List of subsidiaries of the Registrant.
Exhibit 23  --   Consents of experts and counsel:
      23.1  --   Consent of PricewaterhouseCoopers LLP.
Exhibit 24  --   Power of Attorney.

     (b) Registrant's Current Reports on Form 8-K dated October 18, 2000 and December 7, 2000, and incorporated herein by reference.

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.





                              EXHIBITS TO FORM 10-K










              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 0-07945

                          THE COLONIAL BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)