Form 10-Q
period 2001-03-31
COLONIAL BANCGROUP INC
filed 2001-05-15
CIK 92339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2001         COMMISSION FILE NUMBER 1-13508


                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  63-0661573
------------------------------------------           ------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                              One Commerce Street
                           Montgomery, Alabama 36104
                    ---------------------------------------
                   (Address of principle executive offices)

                                (334) 240-5000
                       --------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

               YES [X]    NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                          Outstanding at April 30, 2001
------------------------------------------     ---------------------------------
      Common Stock, $2.50 Par Value                       110,676,810

                         THE COLONIAL BANCGROUP, INC.
                                     INDEX

                                                                                                                          Page
                                                                                                                         Number
           PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Condition - March 31, 2001, December 31, 2000 and March 31, 2000                          4

           Consolidated Statements of Income -Three months ended March 31, 2001 and March 31, 2000                              5

           Consolidated Statements of Comprehensive Income - Three months ended March 31, 2001 and March 31 2000                6

           Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and March 31, 2000                         7

           Notes to Consolidated Financial Statements - March 31, 2001                                                          9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                               14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                          28

           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                   28

Item 6.    Exhibits and Reports on Form 8-K                                                                                    29

           SIGNATURES                                                                                                          29

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) changes in the interest rate environment which reduce margins; (iv) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality, (v) changes which may occur in the regulatory environment; (vi) a significant rate of inflation (deflation); and (vii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                March 31,     December 31,     March 31,
                                                                  2001           2000            2000
                                                             --------------------------------------------
ASSETS:
Cash and due from banks                                         $   290,371    $   348,891    $   330,456
Interest-bearing deposits in banks and federal funds sold             7,516         15,855         24,517
Securities available for sale                                     1,461,208      1,449,386      1,602,881
Investment securities                                                41,881         44,310         57,246
Mortgage loans held for sale                                         20,811          9,866         23,291
Loans, net of unearned income                                     9,879,577      9,416,770      8,550,412
Less: Allowance for possible loan losses                           (113,613)      (107,165)       (98,095)
                                                             --------------------------------------------
Loans, net                                                        9,765,964      9,309,605      8,452,317
Premises and equipment, net                                         184,588        184,831        189,865
Excess of cost over tangible and identified intangible               93,224         74,393         78,287
  assets acquired, net
Mortgage servicing rights                                                 -              -         86,982
Other real estate owned                                               9,680          8,928          6,391
Accrued interest and other assets                                   273,794        281,572        370,718
                                                             --------------------------------------------
TOTAL ASSETS:                                                   $12,149,037    $11,727,637    $11,222,951
                                                             ============================================

LIABILITIES AND SHAREHOLDERS EQUITY:
Deposits                                                        $ 8,274,669    $ 8,143,017    $ 8,129,586
FHLB short-term borrowings                                          425,000        425,000        350,000
Other short-term borrowings                                       1,471,356      1,463,328      1,047,134
Subordinated debt                                                   111,865        111,900        112,016
Trust preferred securities                                           70,000         70,000         70,000
FHLB long-term debt                                                 796,832        547,022        572,364
Other long-term debt                                                102,325        102,325        134,755
Other liabilities                                                   107,663        108,193        112,131
                                                             --------------------------------------------
TOTAL LIABILITIES                                                11,359,710     10,970,785     10,527,986
                                                             --------------------------------------------

SHAREHOLDERS' EQUITY:
Preference Stock, $2.50 par value; 1,000,000 shares
 authorized, none issued                                                 --             --             --
Common Stock, $2.50 par value; 200,000,000 shares
  authorized; 113,071,807, 113,081,198, and 112,844,273
  shares issued at March 31, 2001, December 31, 2000, and
  March 31, 2000, respectively                                      282,680        282,703        282,111
Treasury stock;  2,419,251, 2,773,752, and 1,416,876 at March
  31, 2001, December 31, 2000, and March 31, 2000,
  respectively                                                      (22,973)       (26,467)       (13,104)
Additional paid in capital                                          119,832        118,600        118,298
Retained earnings                                                   405,643        390,442        344,116
Unearned compensation                                                (4,924)        (2,541)        (3,838)
Accumulated other comprehensive income (loss), net of taxes           9,069         (5,885)       (32,618)
                                                             --------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          789,327        756,852        694,965
                                                             --------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $12,149,037    $11,727,637    $11,222,951
                                                             ============================================

    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                   ------------------------------------
                                                                           2001                    2000
                                                                   ------------         ---------------
INTEREST INCOME:
   Interest and fees on loans                                      $    208,469         $       180,993
   Interest and dividends on securities                                  25,521                  26,685
   Other interest income                                                    738                     503
                                                                   ------------         ---------------
Total interest income                                                   234,728                 208,181
                                                                   ------------         ---------------

INTEREST EXPENSE:
   Interest on deposits                                                  93,431                  77,786
   Interest on short-term borrowings                                     23,245                  18,771
   Interest on long-term debt                                            18,214                  14,305
                                                                   ------------         ---------------
Total interest expense                                                  134,890                 110,862
                                                                   ------------         ---------------

NET INTEREST INCOME                                                      99,838                  97,319
Provision for possible loan losses                                        9,464                   5,547
                                                                   ------------         ---------------
Net Interest Income After Provision for Possible Loan Losses             90,374                  91,772
                                                                   ------------         ---------------

NONINTEREST INCOME:
   Service charges on deposit accounts                                    9,286                   9,274
   Wealth management                                                      2,242                   2,561
   Electronic banking                                                     1,531                   1,282
   Mortgage origination                                                   1,613                   1,196
   Securities gains (losses), net                                         1,143                       8
   Other income                                                           4,635                   4,126
                                                                   ------------         ---------------
Total noninterest income                                                 20,450                  18,447
                                                                   ------------         ---------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                        33,911                  30,852
   Occupancy expense of bank premises, net                                8,085                   7,301
   Furniture and equipment expenses                                       7,158                   6,980
   Amortization of intangibles                                            1,631                   1,302
   Other expense                                                         15,599                  15,683
                                                                   ------------         ---------------
Total noninterest expense                                                66,384                  62,118
                                                                   ------------         ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    44,440                  48,101
Applicable income taxes                                                  15,998                  17,568
                                                                   ------------         ---------------
INCOME FROM CONTINUING OPERATIONS                                        28,442                  30,533

DISCONTINUED OPERATIONS:
  Income/(Loss) from discontinued operations, net of
   income
    taxes of  $0 and ($358) for the three
    months ended March 31, 2001 and 2000                                      -                    (592)
                                                                   ------------         ---------------
NET INCOME                                                         $     28,442         $        29,941
                                                                   ============         ===============
EARNINGS PER SHARE:
INCOME FROM CONTINUING OPERATIONS:
        Basic                                                      $       0.26         $          0.27
        Diluted                                                    $       0.26         $          0.27
  NET INCOME
        Basic                                                      $       0.26         $          0.27
        Diluted                                                    $       0.26         $          0.27

    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                            ----------------------------------
                                                                   2001                   2000
                                                            -----------             ----------
Net Income                                                  $    28,442             $   29,941
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
 Unrealized gains (losses) on securities
  available for sale
   arising during the period, net of taxes                       15,686                 (3,841)
 Less:  reclassification adjustment for net
  (gains) losses
   included in net income                                          (732)                    (5)
                                                            -----------             ----------
COMPREHENSIVE INCOME                                        $    43,396             $   26,095
                                                            ===========             ==========

    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                     ----------------------------------
                                                                                       2001                     2000
                                                                                     ----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $  30,828                $  91,950
                                                                                     ----------------------------------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                            107,883                   46,530
  Proceeds from sales of securities available for sale                                  26,968                   15,193
  Purchase of securities available for sale                                           (121,806)                (181,234)
  Proceeds from maturities of investment securities                                      2,228                    4,413
  Net increase in loans                                                               (419,125)                (324,200)
  Cash received in branch acquisition                                                   32,801                       --
  Capital expenditures                                                                  (5,318)                  (5,405)
  Proceeds from sale of other real estate owned                                          1,829                    1,363
  Other, net                                                                                24                        9
                                                                                     ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (374,516)                (443,331)
                                                                                     ----------------------------------

Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                                    28,770                  161,608
  Net increase in federal funds purchased, repurchase
    agreements and other short-term borrowings                                         138,026                  203,705
  Proceeds from issuance of long-term debt                                             250,000                       --
  Repayment of long-term debt                                                         (130,189)                    (404)
  Proceeds from issuance of common stock                                                 3,464                    2,834
  Purchase of treasury stock                                                                --                  (17,901)
  Dividends paid ($0.12 and $0.11 per share for
    2001 and 2000, respectively)                                                       (13,242)                 (12,403)
                                                                                     ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              276,829                  337,439
                                                                                     ----------------------------------
Net decrease in cash and cash equivalents                                              (66,859)                 (13,942)
Cash and cash equivalents at beginning of year                                         364,746                  368,915
                                                                                     ----------------------------------
Cash and cash equivalents at March 31                                                $ 297,887                $ 354,973
                                                                                     ==================================

    See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                       Three Months Ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                     2001                 2000
                                                                                  ------------------------------
Cash paid during the  year for:

  Interest                                                                         $145,148             $119,989

  Income taxes                                                                     $ 15,998               14,200

Non-cash investing activities:

  Transfer of loans to other real estate                                           $ 10,909             $  2,623
  Origination of loans from the sale of other real estate                          $  3,085             $  2,326


Non-cash financing activities:
  Conversion of subordinated debentures                                            $     35             $     32

  Reissuance of shares of treasury stock for stock plans                           $  3,003             $  4,797

    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A: ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries ("BancGroup" or the "Company") have not changed their accounting and reporting policies from those stated in the 2000 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 2000 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and 2000 and the results of operations and cash flows for the interim periods ended March 31, 2001 and 2000. All 2001 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B: COMMITMENTS AND CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2001 will have a materially adverse effect on BancGroup's financial statements.

NOTE C: RECENT ACCOUNTING PRONOUNCEMENTS

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

On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of SFAS No. 133. The effective date for this statement was delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. BancGroup had no significant derivative position or exposure in 2000 or the first quarter of 2001; therefore, there was no impact as a result of the implementation of SFAS No. 133 and SFAS No. 137.

On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." The effective date for this statement is for transfers that occur after April 1, 2001. Management has determined that the implementation of SFAS No. 140 will not have a material impact on BancGroup's financial statements.

NOTE D: DISCONTINUED OPERATIONS

As noted in prior quarters, in July 2000 the Company decided to exit the mortgage servicing business and discontinue the operations of mortgage servicing as a separate business unit. As of December 31, 2000, all loan transfers were completed and the mortgage servicing rights removed from the Company's balance sheet. In addition, the escrow and custodial deposits related to those servicing rights have been transferred out of Colonial Bank resulting in a $168 million reduction in average noninterest bearing deposits from March 31, 2000 to March 31, 2001. At March 31, 2001, the balance sheet of the Company includes approximately $7.4 million in receivables and other advances related to the various transfers of servicing. These receivable and advance balances represent the expected recoverable amounts once all documentation supporting the transferred loans is provided to the new servicer. The anticipated costs of providing the necessary documents have been accrued. However, due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company's current estimate of recoverable amounts or costs may be revised for future periods.

NOTE E: MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights (MSR's) and the related valuation reserve is as follows:

                                                                       Three Months Ended
                                                                            March 31
                                                                    -------------------------
                                                                        2001          2000
                                                                    -------------------------
          (Dollars in thousands)
          MORTGAGE SERVICING RIGHTS
          Balance, January 1                                        $         -     $ 265,888
          Additions, net                                                      -           920
          Sales                                                               -      (162,380)
          Scheduled amortization                                              -        (8,568)
          Hedge losses applied                                                -         1,720
                                                                    -----------     ---------
          Balance, March 31                                                   -        97,580
                                                                    -----------     ---------

          VALUATION RESERVE
          Balance, January 1                                                  -        27,483
          Reductions                                                          -       (17,185)
          Additions                                                           -           300
                                                                    -----------     ---------
          Balance, March 31                                                   -        10,598
                                                                    -----------     ---------
          Mortgage Servicing Rights, net                            $         -     $  86,982
                                                                    ===========     =========

As a result of the previously discussed plan to exit the mortgage servicing business, all hedges related to MSR's were liquidated during the third quarter of 2000.

NOTE F: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

          (Dollars in  thousands, except per share amounts)                          Three Months Ended March 31, 2001
                                                                             ------------------------------------------------
                                                                                                                 Per Share
                                                                                Income          Shares            Amount
                                                                             -----------    --------------    ---------------
          Basic EPS

           Income from continuing operations                                     $28,442           110,502              $0.26

          Effect of dilutive securities:

              Options                                                                                  352

              Convertible debentures                                                  48               585

------------------------------------------------------------------------------------------------------------------------------
          Diluted EPS                                                            $28,490           111,439              $0.26
------------------------------------------------------------------------------------------------------------------------------

          (Dollars in  thousands, except per share amounts)                      Three Months Ended March 31, 2000
                                                                               -------------------------------------
                                                                                                        Per Share
                                                                     Income            Shares            Amount
                                                                  -------------    --------------    ---------------
          Basic EPS
           Income from continuing operations                            $30,533           111,948              $0.27
          Effect of dilutive securities
            Options                                                                           255
            Convertible debentures                                           46               608
          ----------------------------------------------------------------------------------------------------------
          Diluted EPS                                                   $30,579           112,811              $0.27
          ----------------------------------------------------------------------------------------------------------

     NOTE G: SEGMENT INFORMATION

     Through its wholly owned subsidiary Colonial Bank, BancGroup has previously segmented its operations into two distinct lines of business: Commercial Banking and Mortgage Banking (which has been discontinued as a line of business effective July 2000). Colonial Bank operates 239 branches throughout six states.

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

     The following table reflects the approximate amounts of consolidated revenues, expense, and assets for the quarters ended March 31, for each segment (Dollars in thousands):

                                                                                                        Discontinued
                                                                        Continuing Operations            Operations
                                                              ------------------------------------------------------
QUARTER ENDED MARCH 31, 2001                                    Commercial       Corporate                 Mortgage   Consolidated
                                                                 Banking          Other*       Totals      Banking      BancGroup
                                                              --------------------------------------------------------------------
Net interest income                                              $ 101,652         $ (1,814)  $ 99,838            --     $  99,838
Provision for possible loan losses                                   9,464               --      9,464            --         9,464
Noninterest income                                                  20,458               (8)    20,450            --        20,450
Depreciation and Amortization                                        8,108             (109)     7,999            --         7,999
Noninterest expense                                                 57,173            1,212     58,385            --        58,385
                                                              --------------------------------------------------------------------
 Income from continuing Operations before income
 taxes                                                              47,365           (2,925)    44,440            --        44,440

Applicable income taxes                                             16,813             (815)    15,998            --        15,998
                                                              --------------------------------------------------------------------
   INCOME FROM CONTINUING  OPERATIONS                               30,552           (2,110)    28,442            --        28,442

Income (Loss) from Discontinued Operations and
loss on disposal (net of taxes)                                         --               --         --            --            --

                                                              --------------------------------------------------------------------
          NET INCOME                                             $  30,552         $ (2,110)  $ 28,442            --     $  28,442
                                                              --------------------------------------------------------------------

                                                                                                   Discontinued
                                                                      Continuing Operations         Operations
                                                               ------------------------------------------------
QUARTER ENDED MARCH 31, 2000                                     Commercial  Corporate                Mortgage    Consolidated
                                                                  Banking      Other*     Total       Banking       BancGroup
                                                               ---------------------------------------------------------------
Net interest income                                                 $98,987    $(1,668)   $97,319         $  --        $97,319
Provision for possible loan losses                                    5,547         --      5,547            --          5,547
Noninterest income                                                   18,455         (8)    18,447            --         18,447
Depreciation and Amortization                                         8,010       (102)     7,908            --          7,908
Noninterest expense                                                  53,129      1,081     54,210            --         54,210
                                                               ---------------------------------------------------------------
 Income from continuing Operations before income                     50,756     (2,655)    48,101            --         48,101
 taxes
Applicable income taxes                                              18,283       (715)    17,568            --         17,568
                                                               ---------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS                                   32,473     (1,940)    30,533            --         30,533

 Income (Loss) from Discontinued Operations and
 loss on disposal (net of taxes)                                         --         --         --          (592)          (592)
                                                               ---------------------------------------------------------------
     NET INCOME                                                     $32,473    $(1,940)   $30,533         $(592)       $29,941
                                                               ---------------------------------------------------------------

* Includes elimination's of certain intercompany transactions.


          NOTE H: BUSINESS ACQUISITIONS AND COMBINATIONS

          On January 13, 2001, Colonial Bank acquired two branches in Nevada from First Security Bank in a branch divestiture resulting from their merger with Wells Fargo. Through this acquisition, the Company purchased $49.5 million in loans and assumed $102.9 million in deposits at a purchase price of $70.2 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                  OPERATIONS
                                  ----------

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the three months and twelve months ended March 31, 2001, respectively, as follows (Dollars in thousands):


                                                December 31, 2000                      March 31, 2000
                                                to March 31, 2001                     to March 31, 2001
                                               Increase  (Decrease)                  Increase (Decrease)
                                    ----------------------------------------------------------------------------
                                            Amount               %                Amount               %
                                    ----------------------------------------------------------------------------
     Assets:
         Bank                                  $445,006               3.8%         $1,152,405              10.3%
         Mortgage Banking                       (23,798)            -67.8%           (226,518)            -95.2%
         Other                                      192               1.5%                199               1.6%
                                    ----------------------------------------------------------------------------
     Total Assets                               421,400               3.6%            926,086               8.3%
     Securities                                   9,393               0.6%           (157,038)             -9.5%
     Mortgage loans held for sale                10,945             110.9%             (2,480)            -10.7%
     Loans, net of unearned income              462,807               4.9%          1,329,165              15.6%
     Mortgage servicing rights                       --                 0%            (86,982)           -100.0%
     Deposits                                   131,652               1.6%            145,083               1.8%
     Long-term debt                             249,774              30.1%            191,886              21.6%

Assets:

BancGroup's total assets have increased 8.3% and 3.6% since March 31, 2000 and December 31, 2000, respectively. This growth resulted primarily from internal loan growth throughout BancGroup's banking regions partially offset by the decline in mortgage banking assets due to the discontinuance of this line of business as discussed in Note D to the consolidated financial statements.

Securities:

Investment securities and securities available for sale have decreased $157.0 million (-9.5%) and increased $9.4 million (0.6%) from March 31, 2000 and December 31, 2000, respectively. These fluctuations were due to normal business activities.

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $1.3 billion (15.6%) and $462.8 million (4.9%) from March 31, 2000 and December 31, 2000, respectively. This increase is primarily due to 15% internal loan growth from March 31, 2000 and 18% annualized internal loan growth from December 31, 2000. The Mortgage Warehouse Lending unit, which generates lines of credit secured by single-family residential loans in the process of being sold, contributed $458.7 million and $267.5 million of this growth from March 31, 2000 and December 31, 2000, respectively. Internal loan growth excluding the Mortgage Warehouse Lending Unit was 9% annualized from December 31, 2000 compared to 14% for the full year of 2000. In addition to internal growth, $49.5 million of the increase in loans was the result of the acquisition of two branches in Nevada, as discussed in Note H of the consolidated financial statements.

     GROSS LOANS BY CATEGORY                         March 31,         December 31,        March 31,
     (In thousands)                                    2001                2000              2000
                                                    --------------------------------------------------
     Commercial, financial, and agricultural            $ 1,254,944       $ 1,221,131      $ 1,163,781
     Real estate-commercial                               3,268,950         3,174,483        2,661,897
     Real estate-construction                             1,810,132         1,693,958        1,560,371
     Real estate-residential                              2,541,015         2,562,708        2,566,887
     Installment and consumer                               263,837           272,124          292,481
     Mortgage warehouse lending                             644,484           376,995          185,816
     Other                                                   96,246           115,413          119,309
                                                    --------------------------------------------------
     Total Loans                                        $ 9,879,608       $ 9,416,812      $ 8,550,542
                                                    ==================================================

Commercial loans collaterialized by real estate and construction loans increased approximately $94.5 million and $116.2 million, respectively from December 31, 2000 and $607.1 million and $249.8 million, respectively, from March 31, 2000. Commercial, financial, and agricultural loans increased $33.8 million and $91.2 million from December 31, 2000 and March 31, 2000, respectively. Mortgage Warehouse Lending's loan growth was due primarily to declines in mortgage interest rates which significantly increased the volume of mortgage loan applications for new and refinanced borrowing. BancGroup's loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as BancGroup's markets in Florida, Nevada, and Texas.

BancGroup does not have a syndicated lending department; however, the Company has commitments (including unfunded amounts) that fall within the regulatory definition of a "shared national credit". These commitments total approximately $460.0 million, up from $193.0 million at December 31, 2000. Substantially all of this increase was attributed to the growth within our Mortgage Warehouse Lending unit. The quality of these credits remains strong, with no credits being adversely rated.

Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. These differences, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity, and industry distribution of Construction and Commercial Real Estate loans as of March 31, 2001.

    CONSTRUCTION & COMMERCIAL REAL ESTATE GEOGRAPHIC DIVERSITY AND INDUSTRY
                                 DISTRIBUTION

                                          Construction                            Commercial Real Estate
                                        --------------                           ----------------------
Average Loan Size                           $  663,576                                       $  407,467
(Dollars in Thousands)
Geographic Diversity
   Alabama                                  $  235,500                                       $  891,159
   Georgia                                     396,181                                          417,702
   Florida                                     824,392                                        1,430,050
   Texas                                       154,749                                           99,973
   Nevada                                       95,699                                          139,748
   Other                                        63,070                                          303,347
                                        --------------                           ----------------------
Total                                       $1,769,591                                       $3,281,979

--------------------------------------------------------------------------------

Industry Distribution   % of Industry Distribution to                                      % of Industry Distribution to
                        ------------------------------                                     -----------------------------

                         Construction           Total                                      Commercial  Real            Total
                          Portfolio           Portfolio                                    Estate Portfolio          Portfolio
                        -------------         ----------                                   ----------------          ---------
   Residential                    29%                 5%              Retail                            17%                 6%
   Developments                   21%                 4%              Office                            17%                 6%
   Multi-Family                   10%                 2%              Lodging                           11%                 3%
   Condominium                     9%                 2%              Multi-Family                      10%                 3%
   Office                          7%                 1%              Land Only                          7%                 2%
   Retail                          6%                 1%              Warehouse                          6%                 2%
   Other (13 types)               18%                 3%              Other (11 types)                  32%                11%
                        -------------         ----------                                   ----------------          ---------
                                                                   Total Commercial Real
 Total Construction              100%                18%           Estate                              100%                33%
                        -------------         ----------                                   ----------------          ---------

--------------------------------------------------------------------------------

Characteristics of the 75 Largest Loans
                                                                  Construction                           Commercial Real Estate
                                                                  ------------                           ----------------------
75 Largest Loans Total                                          $       800,685                                $       678,924
   % of 75 largest loans to category total                                 44.7%                                          20.7%
   Average Loan to Value Ratio (75
     largest loans)                                                          71%                                            69%
  Debt Coverage Ratio (75 largest loans)                                     N/A                                          1.35x

--------------------------------------------------------------------------------

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the borrower. Owner occupied Commercial Real Estate portfolio totals represented 30% of the total Commercial Real Estate portfolio at March 31, 2001.

     ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

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

                                                      Percent of                   Percent of              Percent of
                                           March 31,   Loans to     December 31,   Loans to    March 31,    Loans to
(Dollars In thousands)                          2001  Total Loans        2000      Total Loans     2000    Total Loans
                                        -----------------------------------------------------------------------------
Commercial, financial, and agricultural    $ 32,503         12.7%      $ 27,861         13.0%   $ 26,647         13.6%
Real estate-commercial                       44,909         33.1%        43,843         33.7%     34,146         31.1%
Real estate-construction                     15,344         18.3%        15,909         18.0%     16,804         18.3%
Real estate-mortgage                         12,705         25.7%        12,814         27.2%     12,835         30.0%
Installment and consumer                      2,514          2.7%         2,927          2.9%      3,840          3.4%
Mortgage warehouse lending                    1,611          6.6%           942          4.0%        465          2.2%
Other                                         4,027          0.9%         2,869          1.2%      3,358          1.4%
                                        -----------------------------------------------------------------------------
TOTAL                                      $113,613        100.0%      $107,165        100.0%   $ 98,095        100.0%
                                        =============================================================================

     SUMMARY OF LOAN LOSS EXPERIENCE

                                                                  March 31,      December 31,       March 31,
     (Dollars In thousands)                                         2001             2000             2000
                                                               ----------------------------------------------
     Allowance for possible loan losses - January 1              $  107,165         $ 95,993        $  95,993

     Charge-offs:
       Commercial, financial, and agricultural                        2,737           10,493            1,982
       Real estate-commercial                                           201            3,240              571
       Real estate-construction                                          45              529               37
       Real estate-residential                                          652            3,260              601
       Installment and consumer                                         839            4,345            1,072
       Other                                                            173            1,119              272
                                                               ----------------------------------------------
     Total charge-offs                                                4,647           22,986            4,535
                                                               ----------------------------------------------
     Recoveries:
       Commercial, financial, and agricultural                          115            1,210              325
       Real estate-commercial                                           191              627              129
       Real estate-construction                                           7               62                1
       Real estate-residential                                          194              440               88
       Installment and consumer                                         497            1,856              422
       Other                                                             60              283              125
                                                               ----------------------------------------------
     Total recoveries                                                 1,064            4,478            1,090
                                                               ==============================================

                                                            March 31,      December 31,       March 31,

                                                              2001             2000             2000
                                                         -----------------------------------------------
Net charge-offs                                                  3,583           18,508            3,445
Addition to allowance for branch acquisition                       567                -                -
Addition to allowance charged to operating expense               9,464           29,680            5,547
                                                         -----------------------------------------------
Allowance for possible loan losses-end of period            $  113,613       $  107,165        $  98,095
                                                         ===============================================

Nonperforming assets were 0.53% of net loans and other real estate at March 31, 2001. Nonperforming assets have increased $1.3 million from December 31, 2000. The increase in nonperforming assets primarily resulted from a $585,000 increase in nonaccrual loans and a $752,000 increase in other real estate. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve is 1.15% of loans at March 31, 2001 and 1.14% at December 31, 2000 compared to 1.15% at March 31, 2000.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

                                                           March 31,       December 31,       March 31,
(Dollars In thousands)                                        2001             2000             2000
                                                         -----------------------------------------------
Nonaccrual loans                                            $   41,209       $   40,624       $  34,937
Restructured loans                                               1,147            1,161           1,252
                                                         -----------------------------------------------
  Total nonperforming loans *                                   42,356           41,785          36,189

Other real estate owned and in substance foreclosures            9,680            8,928           6,391
                                                         -----------------------------------------------
  Total nonperforming assets *                              $   52,036       $   50,713       $  42,580
                                                         ===============================================

Aggregate loans contractually past due 90 days              $   16,739       $    9,841       $  12,693
    for which interest is being accrued
Net charge-offs year-to-date                                $    3,583       $   18,508       $   3,445


RATIOS
 PERIOD END:
   Total nonperforming assets as a percent of net
     loans and other real estate                                  0.53%            0.54%           0.50%
   Allowance as a percent of net loans                            1.15%            1.14%           1.15%
   Allowance as a percent of nonperforming assets *                218%             211%            230%
   Allowance as a percent of nonperforming loans *                 268%             256%            271%
 FOR THE PERIOD ENDED:
  Net charge-offs as a percent of average net loans -
   (annualized basis):
  Quarter to date                                                 0.15%            0.21%           0.16%

* Does not include loans contractually past due 90 days or more which are still accruing interest.

Management, through its loan officers internal credit review staff, and external examinations by regulatory agencies, has identified approximately $194.9 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and annually by BancGroup's centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of March 31, 2001, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans as potential problem loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time. Management does expect nonperforming assets and net charge-offs to increase in the near term over the balances recorded as of March 31, 2001. However, nonperforming assets to total loans is not expected to exceed 0.75% and net charge-offs to average loans is not expected to exceed 0.25% for the year.

The above nonperforming loans and potential problem loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The recorded investment in impaired loans at March 31, 2001 was $36.5 million and these loans had a corresponding valuation allowance of $15.7 million.

LIQUIDITY:

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

A prominent focus of ALMCO is maintaining adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Core deposit growth is a primary focus of BancGroup's funding and liquidity strategy. Average retail deposits grew at an annualized rate of 10% for the first quarter of 2001 compared to 9% for 2000. This growth continues to be primarily from the Company's high growth markets, with Florida contributing 86% and 69% of the growth in the first quarter of 2001 and in 2000, respectively. Deposit growth will continue to be a primary strategic objective of the Company.

In addition to funding growth through core deposits, BancGroup has worked to expand the availability of wholesale funding sources. The following table estimates the total wholesale funding sources that BancGroup believes would be available to it, along with what portion of those sources were used as of March 31, 2001. It should be noted that these are estimates, these funding sources are not guaranteed lines.

            Estimated Wholesale Funding Sources as of March 31, 2001
                                 $ in millions

===============================================================================
                         Total         Outstanding            Available
-------------------------------------------------------------------------------
FHLB Advances*           $2,230          $1,300                 $  930

Fed Funds lines           1,757             943                    814

Brokered Deposits         1,049             449                    600
-------------------------------------------------------------------------------
       Total             $5,036          $2,692                 $2,344
===============================================================================
*  Based on Residential and Commercial Real Estate loans pledged at 03/31/01.

Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

INTEREST RATE SENSITIVITY:

The Federal Reserve has lowered the target fed funds rate a total of 200 basis points in four 50 basis point moves since December 31, 2000. The latest move on April 18, 2001 was the second action taken between FOMC (Federal Open Market Committee) meetings this year. The Federal Reserve actions have been dramatic and appear to be designed to re-stimulate growth in the economy and head off the potential for a recession.

ALMCO's goal is to minimize volatility in the net interest margin by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities and by analyzing and taking action to manage mismatch and basis risk. ALMCO monitors the impact of changes in interest rates on net interest income using several tools, including static rate sensitivity reports, or Gap reports, and income simulations modeling under multiple rate scenarios.

The following table represents the output from the Company's simulation model and measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change.

                                                  Percentage Change in Net Interest Income (1)
                                                  --------------------------------------------
                                                  As of December 31, 2000       As of March 31, 2001
                                                  -----------------------       --------------------
Fed Funds Rate under Stable Environment                  6.00%                         5.00%
Basis Points change from stable.....
------------------------------------

+200................................                      (3)%                          (3)%
+100................................                      (2)                           (1)
-100...............................                        1                             0
-200...............................                        1                            (2)
------------------------------------------------------------------------------------------------------

(1) The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

The rate shock results in the simulation model as of December 31, 2000 reflect that BancGroup's net interest income would benefit from the 200 basis point rate decline experienced thus far in 2001 versus if rates had not changed. The results as of March 31, 2001 are very similar, net interest income for the next 12 months will be best under the stable scenario (100 basis points below year-end levels) or under another 100 basis point decline (200 basis points below year-end). As of March 31, 2001 net interest income is lower under a more dramatic immediate rate decrease of 200 basis points to a 3.00% fed funds rate, than under the stable scenario, due to the rate compression which occurs in historically low rate environments. These results also reflect that currently BancGroup's largest interest rate risk exposure is to an immediate and sustained rate increase of 200 basis points. Overall interest rate risk is well within the constraints set by ALMCO.

The following table summarizes BancGroup's Maturity / Rate Sensitivity or Gap at March 31, 2001.
                         (Dollars in millions)

                                      0-90 days                      0-365 days
                                      ---------                      -----------
Rate Sensitive Assets (RSA)            $5,014                         $ 6,477
Rate Sensitive Liabilities (RSL)        3,933                           7,526
Cumulative Gap (RSA-RSL)                1,080                          (1,049)
Cumulative Gap Ratio
(Cum. Gap / Total Assets)                 8.9%                         (8.6%)

The last two lines of the proceeding table represent interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. The interest sensitivity schedule reflects an 8.9% positive cumulative gap at three months but a (8.6%) negative cumulative gap at 12 months. Gap schedules have limitations as discussed in the following paragraph. Given these limitations, what may be inferred from these results is that as of March 31, 2001 BancGroup's earning in the first three months after a rate decrease will not perform as well as if rates stayed unchanged. However, over the course of 12 months as liabilities reprice at lower rate levels, earnings are positively impacted by the rate decline. These results are consistent with the income simulation results discussed earlier. The March 31, 2001 stable rate scenario, with fed funds at 5.00%, is currently the most positive outcome, since the full impact of the rate declines since January 2001 have not yet been fully reflected in the assets and liabilities as of March 31, 2001. Therefore, a simulation with stable rates will include the additional downward repricing of the liabilities over the course of the next 12 months.

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

CAPITAL RESOURCES:

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2001 are stated below:


Capital (Dollars in thousands):
  Tier I Capital:

          Shareholders' equity (as adjusted for unrealized loss on
          securities available for sale, less intangibles plus
          Trust Preferred Securities)                                    $        757,035

  Tier II Capital:
          Allowable loan loss reserve                                             113,613
          Subordinated debt                                                       111,865
                                                                         -----------------
 Total Capital                                                           $        982,513
                                                                         =================

 Risk Adjusted Assets (Dollars in thousands)                             $      9,771,609

 Capitol Ratios:
                                                     March 31, 2001       December 31, 2000
                                                     --------------       -----------------
  Tier I leverage ratio (minimum 3%)                          6.40%                   6.63%
  Risk Adjusted Capital Ratios:
            Tier I Capital Ratio (minimum 4%)                 7.75%                   8.21%
            Total Capital Ratio (minimum 8%)                 10.05%                  10.58%


BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The decreases in the risk adjusted ratios shown above were primarily due to asset growth. The reduction in capital due to outstanding treasury stock was $23.0 million and $26.5 million at March 31, 2001 and December 31, 2000, respectively.

Management continuously monitors its capital levels in order to insure it is taking the necessary steps to support future internally generated growth and fund the quarterly dividend rates that are currently $0.12 per share each quarter.


AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)                                                      Three Months Ended March 31,
                                                                            ----------------------------
                                                                    2001                                     2000
                                                      ---------------------------------     ------------------------------------
                                                         Average                                Average
                                                         Volume     Interest     Rate            Volume      Interest     Rate
                                                      ---------------------------------     ------------------------------------
ASSETS
  Loans, net                                          $ 9,660,125   $ 208,439      8.73%       $ 8,354,096    $180,641      8.69%
  Mortgage loans held for sale                             11,987         195      6.51%            25,736         528      8.21%
  Investment securities and securities
   available
     for sale and other interest-earning assets         1,592,557      26,905      6.76%         1,656,234      27,887      6.74%
                                                      -----------------------                  -----------------------
  Total interest-earning assets(1)                     11,264,669     235,539      8.45%        10,036,066     209,056      8.37%
                                                                    ---------                               ----------

  Nonearning assets                                       664,459                                  965,925
                                                      -----------                              -----------
    Total assets                                      $11,929,128                              $11,001,991
                                                      ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                           $ 7,116,844      93,432      5.32%       $ 6,593,888      77,786      4.75%
  Short-term borrowings                                 1,623,323      23,244      5.81%         1,319,528      18,772      5.72%
  Long-term debt                                        1,210,291      18,401      6.17%           989,922      15,554      6.32%
                                                      -----------------------                  -----------------------
  Total interest-bearing liabilities                    9,950,458     135,077      5.51%         8,903,338     112,112      5.06%
                                                      -----------------------                  -----------------------
  Noninterest-bearing demand deposits                   1,100,535                                1,290,912
  Other liabilities                                       108,420                                  111,729
                                                      -----------                              -----------
  Total liabilities                                    11,159,413                               10,305,979
  Shareholders' equity                                    769,715                                  696,012
                                                      -----------                              -----------
Total liabilities and shareholders' equity            $11,929,128                              $11,001,991
                                                      ===========                              ===========

RATE DIFFERENTIAL                                                                  2.94%                                    3.31%

NET YIELD ON INTEREST-EARNING ASSETS                                $ 100,462      3.59%                      $ 96,944      3.87%
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

ANALYSIS OF INTEREST INCREASES (DECREASES)
(UNAUDITED)

(Dollars in thousands)                                  Three Months Ended March 31, 2001
                                                                Change from 2000
                                                                           Attributed to (1)
                                                  Total               Volume              Rate
                                               -------------       ------------        ----------
INTEREST INCOME:
   Total loans, net                            $      27,798       $      27,009       $      789
   Mortgage loans held for sale                         (333)               (241)             (92)
   Investment securities and securities
   for sale and other interest-earning
    assets                                              (982)             (1,063)              81
                                               -------------       -------------      -----------
Total interest income(2)                              26,483              25,705              778
                                               -------------       -------------      -----------

INTEREST EXPENSE:
  Interest-bearing deposits                    $      15,646             $ 6,257      $     9,389
  Short-term borrowings                                4,472               4,188              284
  Long-term debt                                       2,847               3,184             (337)
                                               -------------       -------------      -----------
Total interest expense                                22,965              13,629            9,336
                                               -------------       -------------      -----------
Net interest income                            $       3,518       $      12,076      $    (8,558)
                                               =============       =============      ============

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

NET INTEREST INCOME:

Net interest income from continuing operations on a tax equivalent basis increased $2.5 million to $100.6 million for the quarter ended March 31, 2001 from $98.1 million for the quarter ended March 31, 2000. Net interest margins decreased to 3.59% for the first quarter of 2001 compared to 3.62% for the fourth quarter of 2000, and 3.87% for the first quarter of 2000. The three 50 basis point reductions in the Fed Funds Rate by the Federal Reserve during the first quarter have had a slightly negative impact on the margin due to the Company's asset sensitive position in the first three months following rate changes. The Company is liability sensitive after the first three months of a rate change and therefore should benefit from rate reductions after that time frame.

In addition to the Fed rate changes and its effect on the repricing of loans and deposit products, margins were impacted by the growth in loans, specifically mortgage warehouse loans. The growth in warehouse loans of $267.5 million and $458.7 million from December 31, 2000 and March 31, 2000, respectively, resulted in an increase of $676,000 and $2.2 million in net interest income for the same periods. However, mortgage warehouse loans have lower margins due to their relatively low credit risk, which resulted in a six basis point reduction in the margin compared to the fourth quarter of 2000.

The rate on average interest bearing deposits was 5.32% for the first quarter of 2001 compared to 5.50% and 4.75% for the fourth quarter and first quarter of 2000, respectively. During this same time, the average rate on loans was 8.73% for the first quarter of 2001 compared to 9.08% and 8.69% for the fourth quarter and first quarter of 2000, respectively. Although rates on deposits have declined, they reprice more slowly than loan rates primarily due to market competition and the effect of fixed rates on certificates of deposits.

First quarter reductions in the Federal Funds Rate by the Federal Reserve should have a modest benefit over the remainder of 2001 in the net interest margin. Future rate reductions however may postpone a portion of the benefit for Colonial until 2002 due to the Company's interest rate sensitivity position.

LOAN LOSS PROVISION:

The provision for possible loan losses for the first quarter ended March 31, 2001 was $9.46 million compared to $5.55 million for the same period in 2000. The increased provision reflects management's conservative approach to concerns over a slowing national economy and the related impact on credit quality.

The current allowance for possible loan losses provides a 268% coverage of nonperforming loans compared to 256% at December 31, 2000 and 271% at March 31, 2000. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income increased $2.0 million for the three months ended March 31, 2001 compared to the same period in 2000. These increases are primarily attributable to additional fee income related to mortgage origination fees, electronic banking fees, and securities gains.

The increase in mortgage origination fees is the result of additional production of one-to-four family mortgage loans sold in the secondary market. This increase in production is directly related to the decrease in mortgage rates in the first quarter of 2001.

BancGroup continues to expand electronic banking services through its ATM network, check card services, and internet banking. Non-interest income from electronic banking services increased approximately 20% for the three months ended March 31, 2001 compared to the same period in 2000 while income from traditional banking services such as service charges remained level. Wealth management experienced a $319,000 decrease in fee income from security sales due to the recent volatility in the equity market and the overall outlook on the economy. Noninterest income also included $1.1 million related to gains on the sales of securities.

NONINTEREST EXPENSES:

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $47.1 million for the three months ended March 31, 2001 compared to $43.7 million for the three months ended March 31, 2000.

Noninterest expense increased $4.3 million for the first quarter of 2001 compared to the first quarter of 2000. Noninterest expense to average assets improved to 2.23% from 2.26% for the same period in 2000.

The increase in bank related expenses is primarily due to an increase of approximately $3.1 million for the three months ended March 31, 2001 over the same period in 2000 in salaries and employee benefits. These salary increases are due to normal salary increases, additional incentive related compensation, and increased pension costs. Occupancy and equipment expense for the first quarter of 2001 increased $962,000 when compared to the same period in 2000. This increase is due to increased rent expense, higher utility cost, and improvements and expansions of bank facilities as well as improved technology equipment and software. Intangible asset amortization increased $329,000 due to the purchase of two branches in Nevada in January of 2001 (See Note H to the Consolidated Financial Statements).

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximate 36.0% and 36.5%, estimated annual effective tax rate for the years 2001 and 2000, respectively. The provision for income taxes for the three months ended March 31, 2001 and 2000 was $16.0 million and $17.6 million, respectively.

Item III    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II                             Other Information

ITEM 1:    Legal Proceedings - See Note B - COMMITMENTS AND CONTINGENCIES AT
           PART 1

ITEM 2:    Changes in Securities - N/A

ITEM 3:    Defaults Upon Senior Securities - N/A

ITEM 4:    Submission of Matters to a Vote of Security Holders

On April 18, 2001, the annual meeting of the shareholders of Colonial BancGroup was held. The following are the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals.

     1)      Election of the following directors:

             For a Term Expiring in 2004.

                                                 For        Withhold
                                            ----------------------------
             Robert S. Craft                  89,654,664       2,500,644
             Clinton O. Holdbrooks            89,665,132       2,490,176
             Harold D. King                   89,649,880       2,505,428
             Robert E. Lowder                 84,913,288       7,242,020
             John C. H. Miller, Jr.           89,466,337       2,688,971
             James W. Rane                    89,642,339       2,515,969

             For a Term Expiring in 2002

             Augustus K. Clements, III        89,655,053       2,500,255

             In addition to the foregoing, the following directors will continue to serve:

             Term Expires in 2003         Term Expires in 2002
             --------------------         --------------------
             Lewis E. Beville             William Britton
             Jerry J. Chesser             Patrick F. Dye
             John Ed Mathison             Milton E. McGregor
             Joe D. Mussafer              William E. Powell, III
             Frances E. Roper             Simual Sippial
             Edward V. Welch


                                                                          For         Against        Abstain
2)           To adopt The Colonial BancGroup, Inc. 2001 Long-Term
             Incentive Plan.                                           52,762,246    21,157,535     18,235,527


ITEM 5:          Other Information - None

ITEM 6:          Exhibits and Reports on Form 8-K

   (a)  Exhibits required by Item 601 of Regulation S-K - None

   (b)  Reports on Form 8-K

          1. Form 8-K - Was filed under Item 9 as Regulation FD disclosure on January 29, 2001 in regard to presentations to analysts between January 29, 2001 and February 22, 2001.

          2. Form 8-K - Was filed on January 17, 2001 in regard to fourth quarter and year-end earnings.


                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE COLONIAL BANCGROUP, INC.


Date: May 15, 2001                  By: /s/ W. Flake Oakley, IV
                                    ---------------------------
                                    W. Flake Oakley, IV
                                    its Chief Financial Officer