Form 10-Q
period 2001-06-30
COLONIAL BANCGROUP INC
filed 2001-08-08
CIK 92339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 2001

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

               YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


          Class                                     Outstanding at July 31, 2001
-----------------------------                       ----------------------------
Common Stock, $2.50 Par Value                                113,149,749

                                                  THE COLONIAL BANCGROUP, INC.
                                                              INDEX


                                                                                                                          Page
                                                                                                                         Number
             PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Condition - June 30, 2001, December 31, 2000 and June 30, 2000                            4

             Consolidated Statements of Income - Six months ended June 30, 2001 and June 30, 2000 and Three months
             ended June 30, 2001 and June 30, 2000                                                                                5

             Consolidated Statements of Comprehensive Income - Six months ended June 30, 2001 and June 30, 2000 and
             Three months ended June 30, 2001 and June 30, 2000                                                                   6

             Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and June 30, 2000                           7-8

             Notes to Consolidated Financial Statements - June 30, 2001                                                           9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                               14

             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                   31

Item 6.      Exhibits and Reports on Form 8-K                                                                                    32

             SIGNATURES                                                                                                          32

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) changes in the interest rate environment which reduce margins; (iv) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, (v) changes which may occur in the regulatory environment; (vi) a significant rate of inflation or deflation; and (vii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                 June 30,     December 31,     June 30,
                                                                   2001           2000           2000
                                                             --------------------------------------------
ASSETS:
Cash and due from banks                                         $   267,024    $   348,891    $   361,432
Interest-bearing deposits in banks and federal funds sold           137,072         15,855         86,936
Securities available for sale                                     1,600,845      1,449,386      1,586,907
Investment securities                                                37,463         44,310         52,046
Mortgage loans held for sale                                         29,273          9,866         10,018
Loans, net of unearned income                                     9,759,185      9,416,770      8,921,687
Less: Allowance for possible loan losses                           (113,706)      (107,165)      (101,390)
                                                             --------------------------------------------
Loans, net                                                        9,645,479      9,309,605      8,820,297
Premises and equipment, net                                         183,250        184,831        187,878
Excess of cost over tangible and identified intangible
  assets acquired, net                                               91,585         74,393         76,989
Mortgage servicing rights                                                 -              -         81,800
Other real estate owned                                              10,813          8,928          7,011
Accrued interest and other assets                                   272,688        281,572        348,727
                                                             --------------------------------------------
TOTAL ASSETS:                                                   $12,275,492    $11,727,637    $11,620,041
                                                             ============================================

Liabilities and Shareholders' Equity:
Deposits                                                        $ 8,324,605    $ 8,143,017    $ 8,251,265
FHLB short-term borrowings                                          100,000        425,000        525,000
Other short-term borrowings                                       1,410,295      1,463,328      1,354,657
Subordinated debt                                                   260,058        111,900        111,939
Trust preferred securities                                           70,000         70,000         70,000
FHLB long-term debt                                               1,121,718        547,022        372,250
Other long-term debt                                                 88,064        102,325        134,583
Other liabilities                                                    94,948        108,193        104,094
                                                             --------------------------------------------
Total liabilities                                                11,469,688     10,970,785     10,923,788
                                                             --------------------------------------------

SHAREHOLDERS' EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares
 authorized; 113,090,845, 113,081,198, and 113,075,283
 shares issued at June 30, 2001, December 31, 2000, and
 June 30, 2000, respectively                                        282,727        282,703        282,688
Treasury stock (2,376,746, 2,773,782, and 2,882,076 at June
 30, 2001, December 31, 2000, and June 30, 2000,
 respectively)                                                      (22,571)       (26,467)       (27,500)
Additional paid in capital                                          119,731        118,600        118,824
Retained earnings                                                   422,459        390,442        357,926
Unearned compensation                                                (4,027)        (2,541)        (3,421)
Accumulated other comprehensive income (loss),
   net of taxes                                                       7,485         (5,885)       (32,264)
                                                             --------------------------------------------
Total shareholders' equity                                          805,804        756,852        696,253
                                                             --------------------------------------------
Total Liabilities and shareholders' equity                      $12,275,492    $11,727,637    $11,620,041
                                                             ============================================

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Six Months Ended          Three Months Ended
                                                                June 30,                   June 30,
                                                       ---------------------------------------------------
                                                              2001         2000          2001         2000
                                                          --------     --------      --------     --------

Interest Income:
   Interest and fees on loans                             $411,791     $376,638      $203,322     $195,644
   Interest on investments                                  48,755       54,007        23,234       27,322
   Other interest and dividends income                       1,435        1,255           697          753
                                                       ---------------------------------------------------
Total interest income                                      461,981      431,900       227,253      223,719
                                                       ---------------------------------------------------

Interest Expense:
   Interest on deposits                                    178,634      163,858        85,203       86,072
   Interest on short-term borrowings                        42,468       41,505        19,223       22,734
   Interest on long-term debt                               39,086       29,890        20,872       15,585
                                                       ---------------------------------------------------
Total interest expense                                     260,188      235,253       125,298      124,391
                                                       ---------------------------------------------------

Net Interest Income                                        201,793      196,647       101,955       99,328
Provision for possible loan losses                          16,897       12,961         7,433        7,414
                                                       ---------------------------------------------------
Net Interest Income After Provision for Possible Loan
 Losses                                                    184,896      183,686        94,522       91,914
                                                       ---------------------------------------------------

Noninterest Income:
   Service charges on deposit accounts                      19,761       18,678        10,475        9,404
   Wealth Management                                         4,524        4,942         2,282        2,381
   Electronic Banking                                        3,147        2,693         1,620        1,406
   Mortgage Origination                                      3,518        2,410         1,905        1,214
   Securities gains (losses), net                            1,899          (61)          756          (69)
   Other income                                              9,463        8,295         4,824        4,174
                                                       ---------------------------------------------------
Total noninterest income                                    42,312       36,957        21,862       18,510
                                                       ---------------------------------------------------

Noninterest Expense:
   Salaries and employee benefits                           69,049       62,352        35,138       31,500
   Occupancy expense of bank premises, net                  16,679       14,691         8,594        7,390
   Furniture and equipment expenses                         14,355       14,244         7,197        7,264
   Amortization of intangibles                               3,270        2,601         1,639        1,299
   Other expense                                            32,398       31,211        16,799       15,528
                                                       ---------------------------------------------------
Total noninterest expense                                  135,751      125,099        69,367       62,981
                                                       ---------------------------------------------------

Income from Continuing Operations before Income Taxes       91,457       95,544        47,017       47,443
Applicable Income taxes                                     32,925       34,888        16,927       17,320
                                                       ---------------------------------------------------
Income from Continuing Operations                           58,532       60,656        30,090       30,123

Discontinued Operations:
  Net loss from discontinued operations and loss on
   disposal, net of income taxes of $0, ($2,844),
   $0, and ($2,486) for the six months ended and for
   the three months ended June 30, 2001 and 2000,
   respectively                                                  -       (4,699)            -       (4,107)
                                                       ---------------------------------------------------
Net Income                                                $ 58,532     $ 55,957     $  30,090     $ 26,016
                                                       ===================================================

Earnings Per Share:
  Income from Continuing Operations:
        Basic                                             $   0.53     $   0.55     $    0.27     $   0.27
        Diluted                                           $   0.53     $   0.54     $    0.27     $   0.27
  Net Income
        Basic                                             $   0.53     $   0.50     $    0.27     $   0.24
        Diluted                                           $   0.53     $   0.50     $    0.27     $   0.23

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                               Six Months Ended                         Three Months Ended
                                                                   June 30,                                  June 30,
                                                 -----------------------------------------      ------------------------------
                                                    2001                  2000                   2001                    2000
                                                    ----                  ----                   ----                    ----
Net Income                                        $58,532                $55,957                $30,090                $26,016
Other Comprehensive Income, Net of Taxes:
 Unrealized gains (losses) on securities
  available for sale arising during the period,
  net of taxes                                     14,586                 (3,487)                (1,101)                (1,022)
 Less: reclassification adjustment for net
  (gains) losses included in net income            (1,216)                    (5)                  (484)                     -
                                                  ----------------------------------------------------------------------------
Comprehensive Income                              $71,902                $52,465                $28,505                $24,994
                                                  ============================================================================

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                         2001                    2000
                                                                                    ----------------------------------
Net Cash (Used) Provided by Operating Activities                                    $ (14,560)              $ 164,383
                                                                                    ---------------------------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities available for sale                 242,360                  99,429
  Proceeds from sales of securities available for sale                                 52,993                  41,034
  Purchase of securities available for sale                                          (353,079)               (242,812)
  Proceeds from maturities of investment securities                                     6,634                   9,602
  Net increase in loans                                                              (310,894)               (705,030)
  Cash received in bank acquisitions                                                   32,801                       -
  Capital expenditures                                                                (10,844)                (10,299)
  Proceeds from sale of other real estate owned                                         5,641                   6,781
  Other, net                                                                              173                     261
                                                                                    ---------------------------------
Net Cash Used in Investing Activities                                                (334,215)               (801,034)
                                                                                    ---------------------------------

Cash flows from financing activities:
  Net increase in demand, savings, and time deposits                                   78,706                 283,287
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and other short-term borrowings                            (223,036)                561,225
  Proceeds from issuance of long-term debt                                            575,000                  50,000
  Repayment of long-term debt                                                        (169,563)               (125,688)
  Proceeds from issuance of subordinated debt                                         150,000                       -
  Proceeds from issuance of common stock                                                3,534                   4,206
  Purchase of treasury stock                                                                -                 (32,317)
  Dividends paid ($0.24 and $0.22 per share for
    2001 and 2000, respectively)                                                      (26,516)                (24,609)
                                                                                    ---------------------------------
Net Cash Provided by Financing Activities                                             388,125                 716,104
                                                                                    ---------------------------------
Net increase in cash and cash equivalents                                              39,350                  79,453
Cash and cash equivalents at beginning of year                                        364,746                 368,915
                                                                                    ---------------------------------
Cash and Cash equivalents at June 30                                                $ 404,096               $ 448,368
                                                                                    =================================

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



Supplemental Disclosure of Cash Flow Information:
                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                    -------------------------------------
                                                                                          2001                     2000
                                                                                    -------------------------------------
Cash paid during the year for:
  Interest                                                                              $266,293                  $231,993
  Income taxes                                                                            32,925                    36,200
Non-cash investing activities:
  Transfer of loans to other real estate                                                $  8,566                  $  4,818
  Securitization of residential mortgage loans                                           307,523                         -
  Origination of loans for the sale of other real estate                                     169                     3,085
Non-cash financing activities:
  Conversion of subordinated debentures                                                 $    177                  $    109

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

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and 2000 and the results of operations and cash flows for the interim periods ended June 30, 2001 and 2000. All 2001 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B: COMMITMENTS AND CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2001 will have a materially adverse effect on BancGroup's financial statements.

NOTE C: BUSINESS COMBINATIONS AND ACQUISITIONS

On January 13, 2001, Colonial Bank acquired two branches in Nevada from First Security Bank in a branch divestiture resulting from their merger with Wells Fargo. Through this acquisition, the Company purchased $49.5 million in loans and assumed $102.9 million in deposits.

During the second quarter, Colonial BancGroup entered into a definitive agreement to acquire Manufacturers Bancshares, Inc. ("Manufacturers") and its wholly owned subsidiary, Manufacturers Bank of Florida ("Manufacturers Bank"). Manufacturers Bank, which operates four branches in the Tampa area, had $294.8 million in assets as of June 30, 2001. BancGroup estimates approximately 3,852,814 shares of its common stock will be issued to stockholders of Manufacturers. This estimate is based on criteria established in the Agreement and Plan of Merger dated June 18, 2001 and may change based on movement in the market price of BancGroup common stock prior to closing. This transaction is pending approval by various regulatory agencies and the shareholders of Manufacturers. It is expected that this transaction will be accounted for as a pooling of interest and will close in the fourth quarter of 2001. The Company also expects to reissue approximately 800,000 shares of Treasury stock prior to completing the acquisition.

Also during the second quarter, Colonial BancGroup entered into a branch purchase and assumption agreement with Union Planters Corporation to acquire 13 Union Planters offices. Nine of these offices are located in Florida in the Tampa and Naples areas and have approximately $244 million in deposits. The remaining four offices, which have approximately $114 million in deposits, are located in Alabama in Elmore County, which is just north of Montgomery. This transaction is pending approval by various regulatory agencies and is expected to close in the fourth quarter of 2001.

NOTE D: RECENT ACCOUNTING PRONOUNCEMENTS

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

On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," an amendment to delay the effective date of SFAS No. 133. The effective date for this statement was delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. BancGroup adopted SFAS No. 133 and SFAS No. 137 on January 1, 2001 and as of the date of these financial statements, all of BancGroup's hedging relationships qualified for hedge accounting treatment per these statements. The effect of these statements is immaterial to the financials statements presented.

On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement is effective for transfers after April 1, 2001. The implementation of SFAS No. 140 did not have a material impact on BancGroup's financial statements.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". The effective date for this statement is effective for all business combinations initiated after June 30, 2001. This statement supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized. Management is currently evaluating the impact that SFAS No. 141 will have on BancGroup's financials.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". The effective date for this statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years. Management is currently evaluating the impact that SFAS No. 142 will have on BancGroup's financials.

NOTE E: DISCONTINUED OPERATIONS

As noted in prior quarters, in July 2000 the Company decided to exit the mortgage servicing business and discontinue the operations of mortgage servicing as a separate business unit. As of December 31, 2000, all loan transfers were completed and the mortgage servicing rights removed from the Company's balance sheet. In addition, the escrow and custodial deposits related to those servicing rights have been transferred out of Colonial Bank resulting in a $229 million reduction in average noninterest bearing deposits from June 30, 2000 to June 30, 2001. At June 30, 2001, the balance sheet of the Company includes approximately $7.4 million in receivables and other advances related to the various transfers of servicing. These receivable and advance balances represent the expected recoverable amounts once all documentation supporting the transferred loans is provided to the new servicer. The anticipated costs of providing the necessary documents have been accrued. However, due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company's current estimate of recoverable amounts or costs may be revised for future periods.

NOTE F: MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights and the related valuation reserve is as follows: (in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                ----------------------------------
                                                                   2001                  2000
                                                                ----------------------------------
Mortgage Servicing Rights
Balance, January 1                                              $   -                 $ 265,888
Additions, net                                                      -                       981
Sales                                                               -                  (134,664)
Scheduled amortization                                              -                   (11,518)
Hedge losses applied                                                -                   (28,345)
                                                                -------------------------------
Balance, June 30                                                    -                    92,342
                                                                -------------------------------

Valuation Reserve
Balance, January 1                                                  -                    27,483
Reductions                                                          -                   (17,241)
Additions                                                           -                       300
                                                                -------------------------------
Balance, June 30                                                    -                    10,542
                                                                -------------------------------
Mortgage Servicing Rights, net                                  $   -                 $  81,800
                                                                ===============================

As a result of the exit of the mortgage servicing business, all hedges related to MSR's were liquidated during the third quarter of 2000.

NOTE G: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(Dollars in thousands, except per share amounts)

                                 Six Months Ended June 30,                           Three Months Ended June 30,
                       ------------------------------------------------    --------------------------------------------------
                                                            Per Share                                             Per Share
            2001           Income          Shares            Amount            Income            Shares            Amount
                       ------------    -------------    ---------------    -------------    --------------    ---------------
Basic EPS
   Net Income               $58,532          110,594              $0.53          $30,090           110,685              $0.27
   Effect of dilutive
    securities:
       Options                                   383                                                   430
       Convertible
        debentures               97              577                                  49               569
-----------------------------------------------------------------------------------------------------------------------------
Diluted EPS                 $58,629          111,554              $0.53          $30,139           111,684              $0.27
-----------------------------------------------------------------------------------------------------------------------------

            2000
Basic EPS
  Net income                $55,957          111,249              $0.50          $26,016           110,551              $0.24
  Effect of dilutive
   securities
      Options                                    165                                                   128
      Convertible
       debentures                95              601                                  50               595
-----------------------------------------------------------------------------------------------------------------------------
 Diluted EPS                $56,052          112,015              $0.50          $26,066           111,274              $0.23
-----------------------------------------------------------------------------------------------------------------------------

NOTE H: SEGMENT INFORMATION

Through its wholly owned subsidiary Colonial Bank, BancGroup has previously segmented its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Mortgage Banking was discontinued as a line of business in July 2000. Colonial Bank operates 243 branches throughout 6 states.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the three months and twelve months ended June 30, 2001, respectively, as follows (Dollars in thousands):

                                              December 31, 2000                        June 30, 2000
                                               to June 30, 2001                      to June 30, 2001
                                              Increase (Decrease)                   Increase (Decrease)
                                ----------------------------------------------------------------------------
                                           Amount                 %              Amount                  %
                                ----------------------------------------------------------------------------
Assets:
       Bank                              $ 572,401               4.9%           $ 858,879               7.5%
       Mortgage Banking                    (24,877)            -71.0%            (203,767)            -95.2%
       Other                                   331               2.6%                 339               2.7%
                               -----------------------------------------------------------------------------
Total Assets                               547,855               4.7%             655,451               5.6%
Securities                                 144,612               9.7%                (645)                0%
Loans, net of unearned income              342,415               3.6%             837,498               9.4%
Deposits:
     Bank                                  193,850               2.4%             317,490               4.0%
     Mortgage Banking                      (12,262)            -98.5%            (244,150)            -99.9%
                               ----------------------------------------------------------------------------
Total Deposits                             181,588               2.2%              73,340                .9%
Short-term debt                           (378,033)            -20.0%            (369,362)            -19.7%
Long-term debt                             708,593              85.2%             851,068             123.6%

Assets:

BancGroup's assets have increased 5.6% and 4.7% since June 30, 2000 and December 31, 2000, respectively. This growth resulted primarily from internal loan growth throughout BancGroup's banking regions partially offset by the decline in mortgage banking assets due to the discontinuance of this line of business as discussed in Note E to the consolidated financial statements.

Securities:

Investment securities and securities available for sale have decreased $645,000 and increased $144.6 million (9.7%) from June 30, 2000 and December 31, 2000, respectively. In addition to normal business activities, in June 2001 BancGroup securitized $307 million of single-family real estate loans. BancGroup retained substantially all of the interest earned on the securitized assets which are reflected as mortgage backed securities in the investment portfolio.

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $837.5 million (9.4%) and $342.4 million (3.6%) from June 30, 2000 and December 31, 2000, respectively. Loan growth was partially offset by the securitization of $307 million of single-family real estate loans which were transferred to securities in the investment portfolio as mortgage backed securities. Internal loan growth from June 30, 2000 and December 31, 2000 was 12.3% and 12.8% annualized, respectively. The Mortgage Warehouse Lending unit, which provides lines of credit secured by single-family residential loans in the process of being sold, contributed $584.6 million and $480.5 million of this growth from June 30, 2000 and December 31, 2000, respectively. In addition to internal growth, $49.5 million of the increase in loans was the result of the acquisition of two branches in Nevada, as discussed in Note C of the consolidated financial statements.

GROSS LOANS BY CATEGORY                             June 30,        December 31,        June 30,
(Dollars in thousands)                                2001              2000              2000
                                            ------------------------------------------------------
Commercial, financial, and agricultural             $1,177,052        $1,221,131        $1,164,636
Real estate-commercial                               3,509,731         3,174,483         2,829,400
Real estate-construction                             1,764,708         1,693,958         1,634,039
Real estate-residential                              2,135,794         2,562,708         2,593,683
Installment and consumer                               255,227           272,124           290,594
Mortgage warehouse lending                             857,450           376,995           272,864
Other                                                   59,245           115,413           136,557
                                            ------------------------------------------------------
Total Loans                                         $9,759,207        $9,416,812        $8,921,773
                                            ======================================================

Commercial loans collateralized by real estate and construction loans increased approximately $335.2 million and $70.8 million, respectively from December 31, 2000 and $680.3 million and $130.7 million, respectively, from June 30, 2000. Mortgage Warehouse Lending's loan growth was due primarily to declines in mortgage interest rates which significantly increased the volume of mortgage loan applications for new and refinanced borrowing. The decrease in Residential Real Estate is primarily due to the second quarter securitization previously discussed. BancGroup's loans are concentrated in various areas in Alabama, the metropolitan Atlanta market in Georgia as well as BancGroup's markets in Florida, Nevada, and Texas.

BancGroup does not have a syndicated lending department; however, the Company has commitments (including unfunded amounts) that fall within the regulatory definition of a "shared national credit". These commitments total approximately $504 million, up from $193 million at December 31, 2000. Substantially all of this increase was attributed to the growth within our Mortgage Warehouse Lending unit.

Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. These differences, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity, and industry distribution of Construction and Commercial Real Estate loans as of June 30, 2001.

                     CONSTRUCTION & COMMERCIAL REAL ESTATE
                 GEOGRAPHIC DIVERSITY AND INDUSTRY DISTRIBUTION
                                 JUNE 30, 2001

(Dollars in thousands)                    Construction                            Commercial Real Estate
                                       ---------------                         -------------------------
Average Loan Size                           $      674                                        $      431

Geographic Diversity
   Alabama                                  $  232,412                                        $  933,905
   Georgia                                     362,792                                           474,058
   Florida                                     812,336                                         1,515,497
   Texas                                       167,214                                           123,767
   Nevada                                       76,800                                           141,702
   Other                                       113,154                                           320,802
                                       ---------------                         -------------------------
Total                                       $1,764,708                                        $3,509,731

-------------------------------------------------------------------------------------------------------------------------------


Industry Distribution         % of Industry Distribution to                                 % of Industry Distribution to
                            -------------------------------                           -------------------------------------
                            Construction         Total                                  Commercial Real             Total
                             Portfolio         Portfolio                                Estate Portfolio          Portfolio
                            -------------      ---------                              -------------------------------------
   Residential                       29%             5%       Retail                              16%                    6%
   Developments                      25%             4%       Office                              16%                    6%
   Condominium                       11%             2%       Multi-Family                        12%                    4%
   Multi-Family                       8%             2%       Lodging                             11%                    4%
   Retail                             7%             1%       Land Only                            8%                    3%
   Office                             5%             1%       Warehouse                            6%                    2%
   Other (13 types)                  15%             3%       Other (11 types)                    31%                   11%
                                --------         -------                                       -------              -------
                                                            Total Commercial
  Total Construction                 100%          18%        Real Estate                        100%                   36%
                                --------         -------                                       -------               ------

-------------------------------------------------------------------------------------------------------------------------------

Characteristics of the 75 Largest Loans

                                                       Construction                               Commercial Real Estate
                                                     ----------------                             ----------------------
75 Largest Loans Total                                   $805,479                                        $749,975
 % of 75 largest loans to category
  total                                                      46.8%                                           21.3%
 Average Loan to Value Ratio (75
  largest loans)                                               70%                                             70%

 Debt Coverage Ratio (75 largest loans)                       N/A                                            1.33x
----------------------------------------------------------------------------------------------------------------------------------

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved. Owner occupied Commercial Real Estate portfolio totals represented 30% of the total Commercial Real Estate portfolio at June 30, 2001.

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

                                                      Percent of                  Percent of               Percent of
                                          June 30,     Loans to    December 31,    Loans to     June 30,     Loans to
(Dollars in thousands)                      2001     Total Loans      2000        Total Loans     2000      Total Loans
                                         -------------------------------------------------------------------------------
Commercial, financial, and agricultural    $ 33,877         12.1%      $ 27,861         13.0%   $ 28,194         13.1%
Real estate-commercial                       45,892         36.0%        43,843         33.7%     36,192         31.7%
Real estate-construction                     14,256         18.1%        15,909         18.0%     17,182         18.3%
Real estate-mortgage                         10,679         21.9%        12,814         27.2%     12,926         29.0%
Installment and consumer                      2,942          2.6%         2,927          2.9%      3,345          3.3%
Mortgage warehouse lending                    2,143          8.8%           942          4.0%        682          3.1%
Other                                         3,917          0.5%         2,869          1.2%      2,869          1.5%
                                        -----------------------------------------------------------------------------
TOTAL                                      $113,706        100.0%      $107,165        100.0%   $101,390        100.0%
                                        =============================================================================


SUMMARY OF LOAN LOSS EXPERIENCE
                                                             June 30,       December 31,       June 30,
(Dollars in thousands)                                         2001             2000             2000
                                                       ---------------------------------------------------
Allowance for possible loan losses - January 1                $107,165         $ 95,993         $ 95,993
Charge-offs:
  Commercial, financial, and agricultural                        7,068           10,493            4,671
  Real estate-commercial                                         2,566            3,240              980
  Real estate-construction                                          45              529               66
  Real estate-residential                                        1,488            3,260            1,485
  Installment and consumer                                       1,482            4,345            2,160
  Other                                                            442            1,119              549
                                                     ---------------------------------------------------
Total charge-offs                                               13,091           22,986            9,911
                                                     ---------------------------------------------------
Recoveries:
  Commercial, financial, and agricultural                          315            1,210              866
  Real estate-commercial                                           250              627              176
  Real estate-construction                                           8               62                8
  Real estate-residential                                          297              440              237
  Installment and consumer                                       1,190            1,856              881
  Other                                                            108              283              179
                                                     ---------------------------------------------------
Total recoveries                                                 2,168            4,478            2,347
                                                     ---------------------------------------------------



                                                             June 30,       December 31,       June 30,
(Dollars in thousands)                                         2001             2000             2000
                                                       -------------------------------------------------
Net charge-offs                                                 10,923           18,508            7,564
Addition to allowance for branch acquisition                       567                -                -
Addition to allowance charged to operating expense              16,897           29,680           12,961
                                                       -------------------------------------------------
Allowance for possible loan losses-end of period              $113,706         $107,165         $101,390
                                                       =================================================

As expected based on softening economic conditions, nonperforming assets increased to 0.72% of net loans and other real estate at June 30, 2001. Nonperforming assets have increased $19.5 million from December 31, 2000. Most of this increase was from one loan relationship. Annualized net charge-offs remained low at .22% of loans year to date, well below industry averages. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve was 1.17% of loans at June 30, 2001 compared to 1.14% at December 31, 2000 and 1.14% at June 30, 2000.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW
                                                               June 30,              December 31,             June 30,
(Dollars in thousands)                                           2001                    2000                  2000
                                                      -------------------------------------------------------------------
Nonaccrual loans                                                  $58,238                 $40,624               $38,380
Restructured loans                                                  1,137                   1,161                 1,185
                                                      -----------------------------------------------------------------
  Total nonperforming loans *                                      59,375                  41,785                39,565
Other real estate owned and in substance
 foreclosures                                                      10,813                   8,928                 7,011
                                                      -----------------------------------------------------------------
  Total nonperforming assets *                                    $70,188                 $50,713               $46,576
                                                      =================================================================
Aggregate loans contractually past due 90 days                    $20,080                 $ 9,841               $ 6,227
    for which interest is being accrued
Net charge-offs quarter-to-date                                   $ 7,340                 $ 4,554               $ 4,119
Net charge-offs year-to-date                                      $10,923                 $18,508               $ 7,564
Ratios
 Period end:
   Total nonperforming assets as a percent of net
     loans and other real estate                                     0.72%                   0.54%                 0.52%
   Allowance as a percent of net loans                               1.17%                   1.14%                 1.14%
   Allowance as a percent of nonperforming assets *                   162%                    211%                  218%
   Allowance as a percent of nonperforming loans *                    192%                    256%                  256%
 For the period ended:
  Net charge-offs as a percent of average net loans-
   (annualized basis):                                               0.29%                   0.20%                 0.19%
  Quarter to date
  Year to date                                                       0.22%                   0.21%                 0.18%

* Does not include loans contractually past due 90 days or more which are still accruing interest.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $159.7 million of potential problem loans not included above. The status of these loans is reviewed at least quarterly by loan officers and annually by BancGroup's centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 2001, substantially all of these loans were current with their existing repayment terms. Management believes that classification of such loans as potential problem loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these potential problem loans has been adequately addressed at the present time. Management does not currently expect the ratio of nonperforming assets to total loans to exceed .80% and net charge-offs to average loans to exceed .25% for the year.

The above nonperforming loans and potential problem loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The recorded investment in impaired loans at June 30, 2001 was $54.2 million and these loans had a corresponding valuation allowance of $25.3 million.

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

Core deposit growth is a primary focus of BancGroup's funding and liquidity strategy. Average retail deposits excluding time deposits grew at an annualized rate of 13% for the six months ended June 30,

2001. This growth continues to be primarily from the Company's high growth markets, with Florida contributing 37% of this growth. Deposit growth will continue to be a primary strategic objective of the Company.

In addition to funding growth through core deposits, BancGroup has worked to expand the availability of long and short term wholesale funding sources. The following table estimates the total wholesale funding sources that BancGroup believes would be available to it, along with what portion of those sources were used as of June 30, 2001. It should be noted that these are estimates, these funding sources are not guaranteed lines.

            Estimated Wholesale Funding Sources as of June 30, 2001
                              Dollars in millions

----------------------------------------------------------------------------------------------------
                                         Total                  Outstanding                Available
----------------------------------------------------------------------------------------------------
FHLB Advances*                            $2,277                    $1,322                    $  955
Fed Funds lines                            1,863                       734                     1,129
Brokered Deposits                          1,029                       369                       660
----------------------------------------------------------------------------------------------------
       Total                              $5,169                    $2,425                    $2,744
----------------------------------------------------------------------------------------------------

* Based on Residential and Commercial Real Estate loans and securities pledged at 06/30/01.

Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

On May 23, 2001, Colonial Bank issued $150 million in subordinated notes at 9.375% due June 1, 2011 for general corporate and banking purposes in the ordinary course of business. This debt qualifies as Tier II capital. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created a current effective rate on the notes for the second quarter ending June 30, 2001 of 7.2175%.

INTEREST RATE SENSITIVITY:

The Federal Reserve has lowered the target fed funds rate a total of 275 basis points since December 31, 2000. The Federal Reserve actions have been dramatic and appear to be designed to stimulate growth in the economy and head off the potential for a recession.

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


                                                       Percentage Change in Net Interest Income (1)
                                     --------------------------------------------------------------------------------
                                       As of June 30, 2001       As of March 31, 2001       As of December 31, 2000
                                     -----------------------  -------------------------  ----------------------------
Fed Funds Rate under Stable
 Environment                                    3.75%                      5.00 %                        6.00 %
Basis Points change from stable....
-----------------------------------

+200...............................                1%                        (3)%                          (3)%
+100...............................                1                         (1)                           (2)
- 100..............................               (1)                         0                             1
- 200..............................               (2)                        (2)                            1
---------------------------------------------------------------------------------------------------------------------

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


The following table summarizes BancGroup's Maturity / Rate Sensitivity or Gap at June 30, 2001.
                         (Dollars in millions)

                                                0-90 days                      0-365 days
                                        -------------------------      ------------------------
Rate Sensitive Assets (RSA)                      $5,509                             $6,744
Rate Sensitive Liabilities (RSL)                  3,737                              7,097
Cumulative Gap (RSA-RSL)                          1,772                               (353)
Cumulative Gap Ratio
(Cum. Gap / Total Assets)                            14%                                (3%)

The last two lines of the proceeding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. The interest sensitivity table reflects a 14% positive gap at 90 days and a (3%) negative gap at 12 months. The six reductions in the Federal Funds rate by the federal reserve during the year have had a negative impact on the margin due to the company's asset sensitive position in the first three months following rate changes. Thereafter, the company is liability sensitive and should benefit from rate reductions as liabilities catch up and reprice to lower levels.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2001 are stated below:

Capital (in thousands):
  Tier I Capital:
            Shareholders' equity (as adjusted for unrealized gain on      $   776,748
            securities available for sale, less intangibles plus
            Trust Preferred Securities)

  Tier II Capital:
            Allowable loan loss reserve                                       113,706
            Subordinated debt                                                 260,059
                                                                          -----------
  Total Capital                                                           $ 1,150,513
                                                                          ===========

  Risk Adjusted Assets (in thousands)                                     $10,219,683


Capital Ratios:
                                                      June 30, 2001             December 31, 2000
                                                   ------------------      -------------------------
  Tier I leverage ratio (minimum 3%)                             6.46%                          6.63%
  Risk Adjusted Capital Ratios:
            Tier I Capital Ratio (minimum 4%)                    7.60%                          8.21%
            Total Capital Ratio (minimum 8%)                    11.26%                         10.58%


BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The decrease in the Tier I Capital Ratio is primarily due to asset growth and a change in the mix of assets. The increase in the Total Capital Ratio is due to the issuance on May 23, 2001 of $150 million in subordinated debt by Colonial Bank that qualifies as Tier II Capital.

Management continuously monitors its capital levels in order to ensure it is taking the necessary steps to support future internally generated growth and fund the quarterly dividend rates that are currently $0.12 per share each quarter.

Average Volume and Rate
(Unaudited)
(Dollars in thousands)                                            Three Months Ended June 30,
                                            -----------------------------------------------------------------------------
                                                             2001                                     2000
                                            ------------------------------------     ------------------------------------
                                                Average                                  Average
                                                 Volume      Interest     Rate            Volume      Interest     Rate
                                            ------------------------------------     ------------------------------------
Assets
  Loans, net                                   $10,121,974    $203,111      8.05%       $ 8,765,295    $195,438      8.96%
  Mortgage loans held for sale                      22,788         382      6.69%            19,895         424      8.52%
  Investment securities and securities
   available for sale and other interest-
   earning assets                                1,509,902      24,557      6.51%         1,690,215      28,699      6.79%
                                               -----------------------                  -----------------------
  Total interest-earning assets(1)              11,654,664     228,050      7.84%        10,475,405     224,561      8.61%
                                                             ---------                                ---------

  Nonearning assets                                649,082                                  905,494
                                               -----------                              -----------
    Total assets                               $12,303,746                              $11,380,899
                                               ===========                              ===========

Liabilities and Shareholders' Equity:
  Interest-bearing deposits                    $ 7,124,565      85,203      4.80%       $ 6,805,097      86,072      5.09%
  Short-term borrowings                          1,704,153      19,223      4.52%         1,451,161      22,733      6.30%
  Long-term debt                                 1,404,817      20,988      6.00%           955,996      15,182      6.39%
                                               -----------------------                  -----------------------
  Total interest-bearing liabilities            10,233,535     125,414      4.92%         9,212,254     123,987      5.41%
                                               -----------------------                  -----------------------
  Noninterest-bearing demand deposits            1,181,195                                1,365,427
  Other liabilities                                 97,734                                  108,913
                                               -----------                              -----------
  Total liabilities                             11,512,464                               10,686,594
  Shareholders' equity                             791,282                                  694,305
                                               -----------                              -----------
Total liabilities and shareholders' equity     $12,303,746                              $11,380,899
                                               ===========                              ===========

Rate differential                                                           2.92%                                    3.20%

Net yield on interest-earning assets                          $102,636      3.53%                      $100,574      3.85%
                                                              ========                                 ========

(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

Average Volume and Rate
(Unaudited)
(Dollars in thousands)                                              Six Months Ended June 30,
                                            -----------------------------------------------------------------------------
                                                          2001                                     2000
                                            ------------------------------------     ------------------------------------
                                                Average                                  Average
                                                 Volume      Interest     Rate            Volume      Interest     Rate
                                            ------------------------------------     ------------------------------------
Assets
  Loans, net                                   $ 9,892,326    $411,545      8.38%       $ 8,559,695    $376,082      8.83%
  Mortgage loans held for sale                      17,417         577      6.63%            22,815         953      8.35%
  Investment securities and securities
   available for sale and other interest-
   earning assets                                1,551,001      51,462      6.65%         1,673,225      56,586      6.77%
                                               -----------------------                  -----------------------
  Total interest-earning assets(1)              11,460,744     463,584      8.14%        10,255,735     433,621      8.49%
                                                              --------                                 --------
  Nonearning assets                                656,727                                  935,704
                                               -----------                              -----------
    Total assets                               $12,117,471                              $11,191,439
                                               ===========                              ===========

Liabilities and Shareholders' Equity:
  Interest-bearing deposits                    $ 7,120,725     178,634      5.03%       $ 6,699,492     163,858      4.92%
  Short-term borrowings                          1,663,961      42,468      5.15%         1,385,345      41,505      6.02%
  Long-term debt                                 1,308,091      39,086      6.04%           972,958      30,736      6.35%
                                               -----------------------                   ----------------------
  Total interest-bearing liabilities            10,092,777     260,188      5.20%         9,057,795     236,099      5.24%
                                               -----------------------                   ----------------------
  Noninterest-bearing demand deposits            1,141,088                                1,328,169
  Other liabilities                                103,048                                  110,321
                                               -----------                              -----------
  Total liabilities                             11,336,913                               10,496,285
  Shareholders' equity                             780,558                                  695,154
                                               -----------                              -----------
Total liabilities and shareholders' equity     $12,117,471                              $11,191,439
                                               ===========                              ===========

Rate differential                                                           2.94%                                    3.25%

Net yield on interest-earning assets                          $203,396      3.56%                      $197,522      3.86%
                                                              ========                                 ========

(1) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.

Analysis of Interest Increases / (Decreases)
(Unaudited)

(Dollars in thousands)                                  Three Months Ended June 30, 2001
                                                               Change from 2000
                                                                                 Attributed to (1)
                                                  Total                    Volume                    Rate
                                            ----------------         -----------------         --------------
Interest Income:
   Total loans, net                                  $ 7,673                   $22,434               $(14,761)
   Mortgage loans held for sale                          (42)                       87                   (129)
   Investment securities and securities
   for sale and other interest-earning
    assets                                            (4,142)                   (2,985)                (1,157)
                                            ----------------         -----------------         --------------
Total interest income(2)                               3,489                    19,536                (16,047)
                                            ----------------         -----------------         --------------

Interest Expense:
  Interest-bearing deposits                          $  (869)                  $ 4,005               $ (4,874)
  Short-term borrowings                               (3,510)                    5,615                 (9,125)
  Long-term debt                                       5,806                     6,676                   (870)
                                            ----------------         -----------------         --------------
Total interest expense                                 1,427                    16,296                (14,869)
                                            ----------------         -----------------         --------------
Net interest income                                  $ 2,062                   $ 3,240               $ (1,178)
                                            ================         =================         ==============

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

Analysis of Interest Increases / (Decreases)
(Unaudited)

(Dollars in thousands)                                 Six Months Ended June 30, 2001
                                                               Change from 2000
                                                                                 Attributed to (1)
                                                  Total                    Volume                   Rate
                                            ----------------         ----------------         ---------------
Interest Income:
   Total loans, net                                  $35,463                  $52,650                $(17,187)
   Mortgage loans held for sale                         (376)                    (201)                   (175)
   Investment securities and securities
   for sale and other interest-earning
    assets                                            (5,124)                  (4,126)                   (998)
                                            ----------------         ----------------         ---------------
Total interest income(2)                              29,963                   48,323                 (18,360)
                                            ----------------         ----------------         ---------------

Interest Expense:
  Interest-bearing deposits                          $14,776                  $10,908                $  3,868
  Short-term borrowings                                  963                    3,398                  (2,435)
  Long-term debt                                       8,350                    9,724                  (1,374)
                                            ----------------         ----------------         ---------------
Total interest expense                                24,089                   24,030                      59
                                            ----------------         ----------------         ---------------
Net interest income                                  $ 5,874                  $24,293                $(18,419)
                                            ================         ================         ===============

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

NET INTEREST INCOME:

Net interest income from continuing operations on a tax equivalent basis increased $2.6 million to $102.8 million for the quarter ended June 30, 2001 from $100.2 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, net interest income from continuing operations on a tax equivalent basis increased $5.0 million to $203.4 as compared to $198.4 million for the same period in 2000. Net interest margins decreased to 3.53% for the second quarter of 2001 compared to 3.59% for the first quarter of 2001, and 3.85% for the second quarter of 2000. Net interest margins decreased from 3.86% to 3.56% for the six months ended June 30, 2000 compared to the same period in 2001.

Growth in loans, specifically mortgage warehouse loans had a significant impact on the margin for the quarter and six months. Mortgage warehouse loans have lower margins due to their relatively low credit risk. The growth in this unit resulted in an 11 basis point reduction in the margin from second quarter

2000 to second quarter 2001 and a 9 basis point reduction for the six months ended June 30, 2001 as compared to the same period in 2000.

The average rate on loans was 8.05% for the second quarter of 2001 compared to 8.73% for the first quarter 2001 and 8.96% for the second quarter of 2000, respectively. During this same time, the rate on average interest bearing deposits was 4.80% for the second quarter of 2001 compared to 5.32% and 5.09% for the first quarter of 2001 and second quarter of 2000, respectively. Although rates on deposits have declined, they reprice more slowly than loan rates primarily due to market competition and the natural lag in the repricing of the CD's portfolio. Although Certificates of Deposits represent approximately 52% of Interest Bearing Deposits as of June 30, 2001, $2.4 billion will mature and reprice within the next six months at rates that are expected to be approximately 2% below their current cost. Certificates of Deposits maturities range from seven days to five years but the weighted average remaining maturity as of June 30, 2001 was less than seven months. The Company also expects approximately $1.0 billion in fixed rate assets to reprice in that same time frame at less than a 1.0% reduction in rate.

The increase in long term debt is due to the Company funding loan growth and also due to BancGroup shifting its mix of wholesale funding from short-term to long-term funds as rates have declined during 2001.

LOAN LOSS PROVISION:

The provision for possible loan losses for the first quarter ended June 30, 2001 was $7,433,000 compared to $7,414,000 for the same period in 2000. The Company continues to focus its efforts on relationship based lending to known customers in its local market areas.

The current allowance for possible loan losses provides a 192% coverage of nonperforming loans compared to 256% at December 31, 2000 and 256% at June 30, 2000. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income increased $5.4 million (14.5%) for the six months ended June 30, 2001 compared to the same period in 2000 and $3.4 (18.1%) million for the three months ended June 30, 2001 over the three months ended June 30, 2000. These increases are primarily attributable to service charges on deposit accounts, cash management services, mortgage origination income and electronic banking fees and securities gains.

Mortgage origination fees increased $1.1 million (46.0%) for the six months ended June 30, 2001 compared to the same period in 2000 and $691,000 (56.9%) for the three months ended June 30, 2001 over the three months ended June 30, 2000. This increase is the result of additional production of one-to-four family mortgage loans sold in the secondary market. The increase in production is directly related to the decrease in mortgage rates in the first half of 2001.

BancGroup continues to expand electronic banking services through its ATM network, check card services, and internet banking. Non-interest income from electronic banking services increased 16.9% for the six months ended June 30, 2001 and 15.2% for the three months ended June 30, 2001 compared to the same periods in 2000.

Service charges on deposit accounts increased $1.1 million (5.8%) for the six months ended June 30, 2001 over the same period in 2000 and $1.1 million (11.4%) for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. This increase is the result of normal deposit account related fees and an increase in cash management fees of approximately $400,000 (38.8%) and $211,000 (40.0%) for the six months and three months ended June 30, 2001, respectively.

Wealth management experienced a $418,000 and a $99,000 decrease in fee income from security sales for the six months and three months ended June 30, 2001 over the same periods in 2000, respectively. This decrease is due to the volatility in the equity market and the overall outlook on the economy by investors.

NONINTEREST EXPENSES:

In support of the Company's sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, incentives and branch network to enhance the Company's competitive presence in existing markets. BancGroup's philosophy is to make strategic investments in the tools employees need to optimize its customers' financial success. Accordingly, noninterest expense increased 10% for the quarter ended June 30, 2001 as compared to the same period last year.

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $95.3 million for the six months ended June 30, 2001 and $48.3 million for the three months ended June 30, 2001 compared to $88.1 million and $44.4 million for the six months and three months ended June 30, 2000, respectively.

Noninterest expense increased $10.7 million for the first six months of 2001 compared to 2000 and $6.4 million for the second quarter of 2001 compared to the second quarter of 2000. Noninterest expense to average assets remained unchanged at 2.24% for the six months ended June 30, 2001 and 2000.

The increase in bank related expenses is primarily due to an increase of approximately $6.7 million and $3.6 million for the six months and three months ended June 30, 2001 over the same periods in 2000, respectively, in salaries and employee benefits. These salary increases are due to normal salary increases, additional incentive related compensation, and increased pension costs.

In order to improve the Company's market presence, three of its regional headquarters were relocated in 2001. The Company also opened ten new branches and two loan production offices since June 2000. Occupancy and equipment expense for the six months and second quarter of 2001 increased $2.0 million and $1.2 million, respectively, when compared to the same periods in 2000. This increase is also due to increased rent expense, higher utility cost, and improvements and expansions of bank facilities. In addition to the changes in branch structure, the Company continues to invest in improved technology equipment and software.

Intangible asset amortization increased $669,000 and $340,000 for the six months and three months ended June 30, 2001, respectively, over the same periods in 2000 due to the purchase of two branches in Nevada in January of 2001 (See Note C to the Consolidated Financial Statements).

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximate 36.0% and 36.5%, estimated annual effective tax rate for the years 2001 and 2000, respectively. The provision for income taxes for the six months ended June 30, 2001 and 2000 was $32,925,000 and $34,888,000, respectively.

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

Part II   Other Information

ITEM 1:   Legal Proceedings - See Note B - COMMITMENTS AND CONTINGENCIES AT
          PART 1

ITEM 2:   Changes in Securities - N/A

ITEM 3:   Defaults Upon Senior Securities - N/A

ITEM 4:   Submission of Matters to a Vote of Security Holders
BancGroup held its 2001 annual shareholders meeting on April 18, 2001. The results of this meeting were disclosed in BancGroup's quarterly filing on Form 10-Q for the quarter ended March 31, 2001.

ITEM 5:    Other Information - None

ITEM 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K - None
(b)  Reports on Form 8-K
     1. Form 8-K - Was filed on April 18, 2001 in regard to first quarter 2001 earnings.

     2. Form 8-K - Was filed under Item 9 as Regulation FD disclosure on May 8, 2001 in regard to management's presentation to analyst, investors, and participants at the Gulf South Banking Conference on May 8 - 9, 2001.

     3. Form 8-K - Was filed under Item 9 as Regulation FD disclosure on May 21, 2001 in connection with an offering of $150 million aggregate principle amount of subordinated notes of Colonial Bank.

     4. Form 8-K - Was filed on July 17, 2001 in regard to second quarter 2001 earnings.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE COLONIAL BANCGROUP, INC.


Date: August 6, 2001                By: /s/ W. Flake Oakley, IV
                                    ---------------------------
                                    W. Flake Oakley, IV
                                    its Chief Financial Officer