Form 10-Q
period 2001-09-30
COLONIAL BANCGROUP INC
filed 2001-11-14
CIK 92339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2001          COMMISSION FILE NUMBER 1-13508


                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   63-0661573
------------------------------------------  -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                              One Commerce Street
                           Montgomery, Alabama 36104
                    --------------------------------------
                   (Address of principle executive offices)

                                (334) 240-5000
                         -----------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

               YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                      Outstanding at October 31, 2001
  --------------------------------------- -------------------------------------
        Common Stock, $2.50 Par Value                 115,202,034

                         THE COLONIAL BANCGROUP, INC.
                                     INDEX

                                                                                                                              Page
                                                                                                                             Number
           PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Condition - September 30, 2001,
           December 31, 2000 and September 30, 2000                                                                            4

           Consolidated Statements of Income - Nine months ended September 30,
           2001 and September  30, 2000 and Three months ended September 30, 2001 and September 30, 2000                       5

           Consolidated Statements of Comprehensive Income - Nine months ended September 30, 2001 and September 30             6
           2000 and Three months ended September 30, 2001 and September 30, 2000

           Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and September 30, 2000               7-8

           Notes to Consolidated Financial Statements - September 30, 2001                                                     9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                              15

           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                  32

Item 6.    Exhibits and Reports on Form 8-K                                                                                   32

           SIGNATURES                                                                                                         32

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) changes in the interest rate environment which reduce margins; (iv) costs or difficulties related to the integration of the institutions and businesses recently acquired or to be acquired by BancGroup are greater than expected; (v) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation or deflation; and
(viii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries), or its management are intended to identify forward-looking statements.

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                               September 30,   December 31,   September 30,
                                                                   2001            2000            2000
                                                               --------------------------------------------
ASSETS:
Cash and due from banks                                          $   265,420    $   348,891     $   280,628
Interest-bearing deposits in banks and federal funds sold             96,799         15,855          61,122
Securities available for sale                                      1,888,081      1,449,386       1,482,962
Investment securities                                                 32,076         44,310          47,814
Mortgage loans held for sale                                          24,668          9,866           9,940
Loans, net of unearned income                                      9,725,389      9,416,770       9,107,393
Less: Allowance for loan losses                                     (112,074)      (107,165)       (103,861)
                                                               --------------------------------------------
Loans, net                                                         9,613,315      9,309,605       9,003,532
Premises and equipment, net                                          183,381        184,831         186,239
Excess of cost over tangible and identified intangible
  assets acquired, net                                                89,491         74,393          75,691
Other real estate owned                                               12,805          8,928           6,510
Accrued interest and other assets                                    282,984        281,572         321,090
                                                               --------------------------------------------
TOTAL ASSETS:                                                    $12,489,020    $11,727,637     $11,475,528
                                                               ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                         $ 8,048,183    $ 8,143,017     $ 8,043,850
FHLB short-term borrowings                                            50,000        425,000         475,000
Other short-term borrowings                                        1,821,788      1,463,328       1,475,526
Subordinated debt                                                    274,047        111,900         111,929
Trust preferred securities                                            70,000         70,000          70,000
FHLB long-term debt                                                1,196,603        547,022         347,136
Other long-term debt                                                  88,062        102,325         134,475
Other liabilities                                                    101,052        108,193          94,036
                                                               --------------------------------------------
Total liabilities                                                 11,649,735     10,970,785      10,751,952
                                                               --------------------------------------------

SHAREHOLDERS' EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares
  authorized; 113,147,165, 113,081,198, and 113,083,937
   shares issued at September 30, 2001, December 31, 2000,
   and September 30, 2000, respectively                              282,868        282,703         282,710
Treasury stock (2,423,512, 2,773,782, and 2,788,420 at
 September 30, 2001, December 31, 2000, and September 30,
 2000, respectively)                                                 (25,506)       (26,467)        (26,607)
Additional paid in capital                                           122,093        118,600         118,650
Retained earnings                                                    439,308        390,442         374,361
Unearned compensation                                                 (3,661)        (2,541)         (2,942)
Accumulated other comprehensive income (loss),
   net of taxes                                                       24,183         (5,885)        (22,596)
                                                               --------------------------------------------
Total shareholders' equity                                           839,285        756,852         723,576
                                                               --------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $12,489,020    $11,727,637     $11,475,528
                                                               ============================================

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Nine Months Ended          Three Months Ended
                                                              September 30,               September 30,
                                                         ---------------------------------------------------
                                                            2001          2000          2001          2000
                                                         ---------      --------      --------      --------
INTEREST INCOME:
   Interest and fees on loans                             $599,849      $579,127      $188,058      $202,489
   Interest on investments                                  75,815        81,234        27,060        27,227
   Other interest and dividends income                       1,809         1,967           374           712
                                                         ---------------------------------------------------
Total interest income                                      677,473       662,328       215,492       230,428
                                                         ---------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                    254,281       256,576        75,647        92,718
   Interest on short-term borrowings                        55,455        68,375        12,987        26,870
   Interest on long-term debt                               63,850        44,564        24,764        14,674
                                                         ---------------------------------------------------
Total interest expense                                     373,586       369,515       113,398       134,262
                                                         ---------------------------------------------------

NET INTEREST INCOME                                        303,887       292,813       102,094        96,166
Provision for possible loan losses                          24,498        21,822         7,601         8,861
                                                         ---------------------------------------------------
Net Interest Income After Provision for Possible Loan
 Losses                                                    279,389       270,991        94,493        87,305
                                                         ---------------------------------------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                      30,254        28,354        10,493         9,676
   Wealth management                                         6,499         6,842         1,975         1,900
   Electronic banking                                        4,783         4,086         1,636         1,393
   Mortgage origination                                      5,414         4,516         1,896         2,106
   Securities gains (losses), net                            1,899           (40)            -            21
   Other income                                             13,879        13,848         4,416         5,553
                                                         ---------------------------------------------------
Total noninterest income                                    62,728        57,606        20,416        20,649
                                                         ---------------------------------------------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                          103,313        94,509        34,264        32,158
   Occupancy expense of bank premises, net                  25,257        22,479         8,578         7,788
   Furniture and equipment expenses                         21,497        21,521         7,142         7,277
   Amortization of intangibles                               5,363         3,898         2,093         1,297
   Other expense                                            47,173        45,668        14,775        14,456
                                                         ---------------------------------------------------
Total noninterest expense                                  202,603       188,075        66,852        62,976
                                                         ---------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      139,514       140,522        48,057        44,978
Applicable income taxes                                     50,225        51,305        17,301        16,417
                                                         -----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                           89,289        89,217        30,756        28,561

DISCONTINUED OPERATIONS:
  Net loss from discontinued operations and loss on
   disposal, net of income taxes of ($371), ($2,844),
   ($371), and $0 for the nine months ended and for
   the three months ended September 30, 2001
   and 2000, respectively                                     (613)       (4,699)         (613)            -
                                                       -----------------------------------------------------
NET INCOME                                                $ 88,676      $ 84,518      $ 30,143      $ 28,561
                                                       =====================================================

EARNINGS PER SHARE:
INCOME FROM CONTINUING OPERATIONS:
        Basic                                             $   0.81      $   0.80      $   0.28      $   0.26
        Diluted                                           $   0.80      $   0.80      $   0.28      $   0.26
  NET INCOME
        Basic                                             $   0.80      $   0.76       $   0.27     $   0.26
        Diluted                                           $   0.80      $   0.76       $   0.27     $   0.26

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                         Nine Months Ended                            Three Months Ended
                                                           September 30,                                 September 30,
                                                   -------------------------------                -----------------------------
                                                     2001                   2000                    2001                  2000
                                                   --------                -------                -------               -------
NET INCOME                                         $ 88,676                $84,518                $30,143               $28,561
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
 Unrealized gains (losses) on securities
  available for sale arising during the
  period, net of taxes                               31,284                  6,194                 16,698                 9,681
 Less:  reclassification adjustment for net
  (gains) losses included in net income              (1,216)                   (18)                     -                   (13)
                                                   --------                -------                -------               -------
COMPREHENSIVE INCOME                               $118,744                $90,694                $46,841               $38,229
                                                   ========                =======                =======               =======

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                 THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                         2001                    2000
                                                                      ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  37,819               $ 299,002
                                                                      ---------------------------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities available for sale   366,037                 146,520
  Proceeds from sales of securities available for sale                   55,998                 178,835
  Purchase of securities available for sale                            (740,595)               (308,162)
  Proceeds from maturities of investment securities                      12,033                  13,834
  Net increase in loans                                                (288,597)               (895,359)
  Cash received in bank acquisitions                                     33,298                       -
  Capital expenditures                                                  (20,294)                (16,319)
  Proceeds from sale of other real estate owned                           6,648                   9,009
  Other, net                                                              3,666                   2,100
                                                                      ---------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (571,806)               (869,542)
                                                                      ---------------------------------

Cash flows from financing activities:
  Net (decrease) increase in demand, savings, and time deposits        (197,848)                 75,872
  Net increase in federal funds purchased, repurchase agreements
    and other short-term borrowings                                     188,455                 632,092
  Proceeds from issuance of long-term debt                              650,000                  50,000
  Repayment of long-term debt                                          (219,677)               (150,908)
  Proceeds from issuance of subordinated debt                           150,000                       -
  Proceeds from sale of treasury stock                                    7,380                       -
  Proceeds from issuance of common stock                                  1,732                   5,366
  Purchase of treasury stock                                             (8,772)                 (32,317)
  Dividends paid ($0.24 and $0.22 per share for
    2001 and 2000, respectively)                                        (39,810)                (36,733)
                                                                      ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               531,460                 543,372
                                                                      ---------------------------------
Net decrease in cash and cash equivalents                                (2,527)                (27,168)
Cash and cash equivalents at beginning of year                          364,746                 368,918
                                                                      ---------------------------------
Cash and cash equivalents at September 30                             $ 362,219               $ 341,750
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



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                               Nine Months Ended
                                                                                                   September 30,
                                                                                        ----------------------------------
                                                                                          2001                      2000
                                                                                        ----------------------------------
Cash paid during the  year for:
  Interest                                                                              $388,293                  $374,348
  Income taxes                                                                            50,225                    58,000
Non-cash investing activities:
  Transfer of loans to other real estate                                                $  8,399                  $  6,931
  Securitization of residential mortgage loans                                           307,523                         -
  Origination of loans for the sale of other real estate                                     169                     3,085
Non-cash financing activities:
  Conversion of subordinated debentures                                                 $    643                  $    119


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

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and 2000 and the results of operations and cash flows for the interim periods ended September 30, 2001 and 2000. All 2001 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B: COMMITMENTS AND CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2001 will have a materially adverse effect on BancGroup's financial statements.

NOTE C: BUSINESS COMBINATIONS AND ACQUISITIONS

On January 13, 2001, Colonial Bank acquired two branches in Nevada from First Security Bank in a branch divestiture resulting from its merger with Wells Fargo. Through this acquisition, the Company purchased $49.5 million in loans and assumed $102.9 million in deposits.

The previously announced acquisition of Manufacturers Bancshares, Inc. ("Manufacturers") and its wholly owned subsidiary, Manufacturers Bank of Florida ("Manufacturers Bank") was closed October 25, 2001. Manufacturers Bank operated four branches in the Tampa area and had $297.4 million in assets as of September 30, 2001. BancGroup issued 4,458,437 shares of its common stock to shareholders of Manufacturers, including shares issued pursuant to the exercise of Manfacturers stock options. This transaction was accounted for as a pooling of interests with prior periods restated to include results on a combined basis and will be fully reflected in BancGroup's 2001 Annual Report on Form 10-K. This restatement during the fourth quarter of 2001 is expected to dilute Colonial's previously reported earnings per share for the first three quarters of 2001 by $.01 to $.02 per share.

The previously announced branch purchase and assumption agreement with Union Planters Corporation to acquire 13 Union Planters offices was completed on October 11, 2001. This transaction was accounted for as a purchase with approximately $21 million in intangible assets.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The effective date for this statement is January 1, 2003, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. Management is currently evaluating the impact that SFAS No. 143 will have on BancGroup's financials.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. Management is currently evaluating the impact that SFAS No. 144 will have on BancGroup's financials.

NOTE E: DISCONTINUED OPERATIONS

As noted in prior quarters, in July 2000 the Company decided to exit the mortgage servicing business and discontinue the operations of mortgage servicing as a separate business unit. As of December 31, 2000, all loan transfers were completed and the mortgage servicing rights removed from the Company's balance sheet. In addition, the escrow and custodial deposits related to those servicing rights have been transferred out of Colonial Bank resulting in a $209 million reduction in average noninterest bearing deposits from September 30, 2000 to September 30, 2001. At September 30, 2001, the balance sheet of the Company includes approximately $5.4 million in receivables and other advances related to the various transfers of servicing. These receivable and advance balances represent the expected recoverable amounts once all documentation supporting the transferred loans is provided to the new servicer. The anticipated costs of providing the necessary documents have been accrued. However, due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company revised its estimate of the cost to complete the disposition of this business resulting in a $613,000 after-tax expense in the third quarter of 2001. Current estimates of recoverable amounts or costs may be revised for future periods.

NOTE F: MORTGAGE SERVICING RIGHTS
An analysis of mortgage servicing rights and the related valuation reserve is as follows: (in thousands)

                                           Nine Months Ended
                                             September 30
                                           ------------------
                                            2001        2000
                                           ------------------
MORTGAGE SERVICING RIGHTS
Balance, January 1                         $   -     $ 265,888
Additions, net                                 -           981
Sales                                          -      (203,712)
Scheduled amortization                         -       (13,432)
Hedge losses applied                           -       (49,725)
                                           -----     ---------
Balance, September 30                          -             -
                                           -----     ---------

VALUATION RESERVE
Balance, January 1                             -        27,483
Reductions                                     -       (27,783)
Additions                                      -           300
                                           -----     ---------
Balance, September 30                          -             -
                                           -----     ---------
Mortgage Servicing Rights, net             $   -     $       -
                                           =====     =========

As a result of the exit of the mortgage servicing business, all hedges related to MSR's were liquidated during the third quarter of 2000.

NOTE G: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(Dollars in
 thousands, except per
 share amounts)                  Nine Months Ended September 30,                      Three Months Ended September 30,
                       ------------------------------------------------    --------------------------------------------------
                                                            Per Share                                             Per Share
            2001           Income          Shares            Amount            Income            Shares            Amount
                       ------------    -------------    ---------------    -------------    --------------    ---------------
 Basic EPS
   Net Income            $88,676          110,643            $0.80            $30,143           110,738              $0.27
   Effect of dilutive
    securities:
       Options                                458                                                   616
       Convertible           136              552                                  39               504
        debentures
-----------------------------------------------------------------------------------------------------------------------------
 Diluted EPS             $88,812          111,653            $0.80            $30,182           111,858              $0.27
-----------------------------------------------------------------------------------------------------------------------------

            2000
 Basic EPS
   Net income            $84,518          110,917            $0.76            $28,561           110,260              $0.26
   Effect of dilutive
    securities
       Options                                135                                                   112
       Convertible           143              598                                  48               593
        debentures
-----------------------------------------------------------------------------------------------------------------------------
 Diluted EPS             $84,661          111,650            $0.76            $28,609           110,965              $0.26
-----------------------------------------------------------------------------------------------------------------------------

NOTE H: SEGMENT INFORMATION

Through its wholly owned subsidiary Colonial Bank, BancGroup has previously segmented its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. Mortgage Banking was discontinued as a line of business in 2000 (See Note E to the Consolidated Financial Statements). Colonial Bank operates 259 branches throughout 6 states.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, mortgage servicing rights, deposits, and long term debt changed for the nine months and twelve months ended September 30, 2001, respectively, as follows (Dollars in thousands):

                                        December 31, 2000                     September 30, 2000
                                         to September 30,                      to September 30,
                                               2001                                  2001
                                             Increase                              Increase
                                            (Decrease)                            (Decrease)
                               ---------------------------------------------------------------------------
                                       Amount               %                Amount               %
                               ---------------------------------------------------------------------------
Assets:
       Bank                               $788,408               6.8%         $1,101,541               9.7%
       Mortgage Banking                    (27,489)            -78.4%            (88,539)            -92.1%
       Other                                   464               3.7%                490               3.9%
                               ---------------------------------------------------------------------------
Total Assets                               761,383               6.5%          1,013,492               8.8%
Securities                                 426,461              28.6%            389,381              25.4%
Loans, net of unearned income              308,618               3.3%            617,996               6.8%
Deposits:
     Bank                                  (82,557)             -1.0%            122,846               1.6%
     Mortgage Banking                      (12,277)            -98.7%           (118,513)            -99.9%
                               ---------------------------------------------------------------------------
Total Deposits                             (94,834)             -1.2%              4,333               0.1%
Short-term debt                            (16,540)             -0.9%            (78,738)             -4.0%
Long-term debt                             797,465              95.9%            965,172             145.5%

Assets:
BancGroup's assets have increased 8.8% and 6.5% since September 30, 2000 and December 31, 2000, respectively. This growth resulted primarily from increases in investment securities and internal loan growth throughout BancGroup's banking regions partially offset by the decline in mortgage banking assets due to the discontinuance of this line of business, as discussed in Note E to the consolidated financial statements.

Securities:

Investment securities and securities available for sale have increased $389.4 million (25.4%) and $426.5 million (28.6%) from September 30, 2000 and December 31, 2000, respectively. In addition to normal business activities, in June 2001, BancGroup securitized and retained as investments $307 million of single-family real estate loans. BancGroup retained substantially all of the securitized assets which are reflected as mortgage backed securities in the investment portfolio.

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $618.0 million (6.8%) and $308.6 million (3.3%) from September 30, 2000 and December 31, 2000, respectively. Loan growth was partially offset by the securitization of $307 million of single-family real estate loans which were transferred to securities in the investment portfolio as mortgage backed securities during the second quarter of 2001. The Mortgage Warehouse Lending unit, which provides lines of credit secured by single-family residential loans in the process of being sold, contributed $550.2 million and $470.5 million of this growth from September 30, 2000 and December 31, 2000, respectively. In addition to internal growth, $49.5 million of the increase in loans was the result of the acquisition of two branches in Nevada, as discussed in Note C of the consolidated financial statements.

GROSS LOANS BY CATEGORY                          September 30,      December 31,     September 30,
(Dollars in thousands)                               2001               2000              2000
                                            ------------------------------------------------------
Commercial, financial, and agricultural             $1,145,169        $1,221,131        $1,164,525
Real estate-commercial                               3,298,273         3,174,483         2,962,514
Real estate-construction                             2,128,974         1,693,958         1,706,198
Real estate-residential                              2,017,017         2,562,708         2,546,494
Installment and consumer                               246,773           272,124           285,284
Mortgage warehouse lending                             847,448           376,995           297,297
Other                                                   41,751           115,413           145,146
                                            ------------------------------------------------------
Total Loans                                         $9,725,405        $9,416,812        $9,107,458
                                            ======================================================

Commercial loans collaterialized by real estate and construction loans increased approximately $123.8 million and $435.0 million, respectively from December 31, 2000 and $335.8 million and $422.8 million, respectively, from September 30, 2000. Mortgage Warehouse Lending's loan growth was due primarily to declines in mortgage interest rates which significantly increased the volume of mortgage loan applications for new and refinanced borrowing. The decrease in Residential Real Estate is primarily due to the second quarter securitization previously discussed. The remaining decrease in Residential Real Estate is due to a shift from portfolio adjustable rate products to fixed rate products which are sold in the secondary market. BancGroup's loans are concentrated in various areas of Alabama, the metropolitan Atlanta market in Georgia as well as its markets in Florida, Nevada, and Texas.

BancGroup does not have a syndicated lending department; however, the Company has commitments (including unfunded amounts) that fall within the regulatory definition of a "shared national credit". These commitments total approximately $552 million, up from $193 million at December 31, 2000. Substantially all of this increase was attributed to the growth within our Mortgage Warehouse Lending unit.

Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. These differences, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction and Commercial Real Estate loans as of September 30, 2001.

                     CONSTRUCTION & COMMERCIAL REAL ESTATE
                 GEOGRAPHIC DIVERSITY AND INDUSTRY DISTRIBUTION
                               SEPTEMBER 30, 2001

(Dollars in thousands)                     Construction                               Commercial Real Estate
                                          ---------------                             -----------------------
Average Loan Size                           $      416                                        $      487

Geographic Diversity
   Alabama                                  $  348,475                                        $  851,795
   Georgia                                     388,523                                           473,195
   Florida                                     996,289                                         1,415,022
   Texas                                       179,476                                           120,986
   Nevada                                      121,495                                           136,189
   Other                                        94,716                                           301,086
                                       ---------------                         -------------------------
Total                                       $2,128,974                                        $3,298,273

-------------------------------------------------------------------------------------------------------------------------------

Industry Distribution           % of Industry Distribution to                                   % of Industry Distribution to
                                -----------------------------                                   ------------------------------
                                 Construction       Total                                       Commercial Real          Total
                                   Portfolio      Portfolio                                     Estate Portfolio       Portfolio
                                 -------------    ---------                                     ----------------       ----------
   1-4 Family Residential           26%             6%            Retail                              18%                    6%
   Developments                     20%             4%            Office                              17%                    6%
   Land Only                        17%             4%            Multi-Family                        13%                    4%
   Multi-Family                      8%             2%            Lodging                             11%                    4%
   Retail                            6%             1%            Nursing Home                         6%                    2%
   Condominium                       6%             1%            Warehouse                            5%                    2%
   Other (13 types)                 17%             4%            Other (11 types)                    30%                   10%
                                    ---         -----                                              -----                   ---
                                                                 Total Commercial
 Total Construction                 100%           22%              Real Estate                     100%                    34%
                                    ----        -----                                              ----                    ---

-------------------------------------------------------------------------------------------------------------------------------
Characteristics of the 75 Largest Loans
                                                                      Construction                            Commercial Real Estate
                                                                  --------------------                        ----------------------
75 Largest Loans Total                                                 $758,195                                        $745,322
 % of 75 largest loans to category                                         35.6%                                          22.6%
  total
 Average Loan to Value Ratio (75
  largest loans)                                                             70%                                            70%

 Debt Coverage Ratio (75 largest loans)                                     N/A                                           1.33x
----------------------------------------------------------------------------------------------------------------------------------

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved. Owner occupied Commercial Real Estate portfolio totals represented 30% of the total Commercial Real Estate portfolio at September 30, 2001.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Allocations of the allowance for loan losses are made on an individual loan basis for all identified potential problem loans with a percentage allocation for the remaining portfolio. The allocation of the remaining allowance represents an approximation of the reserves for each category of loans based on management's evaluation of the respective historical charge-off experience and risk within each loan type.

                                                          Percent of                  Percent of                   Percent of
                                          September 30,    Loans to    December 31,    Loans to    September 30,    Loans to
(Dollars in thousands)                        2001        Total Loans     2000       Total Loans       2000        Total Loans
                                        -------------------------------------------------------------------------------------
Commercial, financial, and agricultural        $ 33,280         11.8%      $ 27,861         13.0%       $ 25,660         12.8%
Real estate-commercial                           43,907         33.9%        43,843         33.7%         40,767         32.5%
Real estate-construction                         16,086         21.9%        15,909         18.0%         17,439         18.7%
Real estate-mortgage                             10,085         20.7%        12,814         27.2%         12,732         28.0%
Installment and consumer                          2,544          2.5%         2,927          2.9%          3,276          3.1%
Mortgage warehouse lending                        2,119          8.7%           942          4.0%            743          3.3%
Other                                             4,053          0.5%         2,869          1.2%          3,244          1.6%
                                        -------------------------------------------------------------------------------------
TOTAL                                          $112,074        100.0%      $107,165        100.0%       $103,861        100.0%
                                        =====================================================================================


SUMMARY OF LOAN LOSS EXPERIENCE
                                                        September 30,    December 31,     September 30,
(Dollars in thousands)                                      2001             2000             2000
                                                     ---------------------------------------------------
Allowance for loan losses - January 1                         $107,165         $ 95,993         $ 95,993
Charge-offs:
  Commercial, financial, and agricultural                        9,317           10,493            8,513
  Real estate-commercial                                         8,255            3,240            2,557
  Real estate-construction                                          45              529              117
  Real estate-residential                                        2,275            3,260            2,208
  Installment and consumer                                       2,380            4,345            3,189
  Other                                                            651            1,119              882
                                                     ---------------------------------------------------
Total charge-offs                                               22,923           22,986           17,466
                                                     ---------------------------------------------------
Recoveries:
  Commercial, financial, and agricultural                          465            1,210            1,083
  Real estate-commercial                                           310              627              375
  Real estate-construction                                           8               62               61
  Real estate-residential                                          326              440              397
  Installment and consumer                                       1,508            1,856            1,340
  Other                                                            151              283              256
                                                     ---------------------------------------------------
Total recoveries                                                 2,768            4,478            3,512
                                                     ---------------------------------------------------


                                                        September 30,    December 31,     September 30,
                                                            2001             2000             2000
                                                     ---------------------------------------------------
Net charge-offs                                                 20,155           18,508           13,954
Addition to allowance for branch acquisition                       566                -                -
Addition to allowance charged to operating expense              24,498           29,680           21,822
                                                     ---------------------------------------------------
Allowance for loan losses-end of period                       $112,074         $107,165         $103,861
                                                     ===================================================

Based on softening economic conditions, nonperforming assets increased to 0.74% of net loans and other real estate at September 30, 2001. Nonperforming assets have increased $21.0 million from December 31, 2000. Most of this increase was from one loan relationship. Annualized net charge-offs remained relatively low at .27% of loans year to date. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve was 1.15% of loans at September 30, 2001 compared to 1.14% at December 31, 2000 and 1.14% at September 30, 2000.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW
                                                               September 30,             December 31,      September 30,
(Dollars in thousands)                                             2001                    2000               2000
                                                    -------------------------------------------------------------------
Nonaccrual loans                                                  $57,743                 $40,624               $43,179
Restructured loans                                                  1,125                   1,161                 1,174
                                                    -------------------------------------------------------------------
  Total nonperforming loans*                                       58,868                  41,785                44,353
Other real estate owned and in substance
 foreclosures                                                      12,805                   8,928                 6,510
                                                    -------------------------------------------------------------------
  Total nonperforming assets*                                     $71,673                 $50,713               $50,863
                                                    ===================================================================
Aggregate loans contractually past due 90 days
    for which interest is being accrued                           $21,091                 $ 9,841               $10,161
Net charge-offs quarter-to-date                                   $ 9,233                 $ 4,998               $ 6,390
Net charge-offs year-to-date                                      $20,155                 $18,508               $13,954
RATIOS
 PERIOD END:
   Total nonperforming assets as a percent of net
     loans and other real estate                                     0.74%                   0.54%                 0.56%
  Allowance as a percent of net loans                                1.15%                   1.14%                 1.14%
  Allowance as a percent of nonperforming assets*                     156%                    211%                  204%
  Allowance as a percent of nonperforming loans*                      190%                    256%                  234%
 FOR THE PERIOD ENDED:
  Net charge-offs as a percent of average net loans-
   (annualized basis):                                               0.38%                   0.25%                 0.29%
  Quarter to date
  Year to date                                                       0.27%                   0.21%                 0.21%

* Does not include loans contractually past due 90 days or more which are still accruing interest.

In addition to the monitoring of the nonperforming Assets identified above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrower financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the BancGroup's credit management. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs.

Nonperforming loans and selected potential problem loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The recorded investment in impaired loans at September 30, 2001 was $54.0 million and these loans had a corresponding valuation allowance of $22.6 million.

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

Core deposit growth is a primary focus of BancGroup's funding and liquidity strategy. Average retail deposits excluding broker and time deposits grew at an annualized rate of 11% for the nine months ended September 30, 2001. Core deposit growth continues to be a primary strategic objective of the Company.

In addition to funding growth through core deposits, BancGroup has worked to expand the availability of long and short term wholesale funding sources. As of September 30, 2001 the Bank utilized just 49% of the total wholesale funding sources estimated to be available to them. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

INTEREST RATE SENSITIVITY:

The Federal Reserve has lowered the target fed funds rate 10 times this year, a total of 450 basis points, to 2.00% its lowest level in over 40 years. Such a series of rate cuts by the Federal Reserve has not been observed since the last recession of 1991.

ALMCO's goal is to minimize volatility in the net interest margin from changes in interest rates by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities and by analyzing and taking action to manage mismatch and basis risk. ALMCO monitors the impact of changes in interest rates on net interest income using several tools, including static rate sensitivity reports, or Gap reports, and income simulations modeling under multiple rate scenarios.

The following table represents the output from the Company's most recent simulation model when the fed funds rate was 2.50% and measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve month projection of net interest income under these scenarios is compared to both the twelve month net interest income projection with rates unchanged and the third quarter 2001 net interest income annualized.

                                                       Percentage Change in 12 month projected (1):
                                   ---------------------------------------------------------------------------------
                                                                                         3rd Quarter Net Interest
                                                                                          Income Annualized Versus
                                         Fed Funds Rate        Net Interest Income          Net Interest Income
                                     -----------------------  -------------------------  ----------------------------
Basis Points change from stable
-----------------------------------
+200...............................            4.50                         2%                           11%
+100...............................            3.50                         1                            11
No Change                                      2.50                         -                            10
- 100..............................            1.50                        (2)                            8
- 200..............................            0.50                        (4)                            5
--------------------------------------------------------------------------------------------------------------------

(1) The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

This table shows that under all rate shock scenarios, net interest income is expected to improve versus recent results, although the expected benefit is less if rates continue to decline. The improvement in margin is due largely to the downward repricing of the CD portfolio. As of September 30, 2001, $2.5 billion of BancGroup's CD Portfolio will mature and reprice within the next six months at rates that are expected to be approximately 2.50% below their current cost. The benefit is reduced if rates continue to decline due to compression, as many deposit products are nearing natural floors.

The following table summarizes BancGroup's Maturity / Rate Sensitivity or Gap at September 30, 2001.
                         (Dollars in millions)

                                                0-90 days                     0-365 days
                                               ----------                    ------------
Rate Sensitive Assets (RSA)                      $5,972                         $7,894
Rate Sensitive Liabilities (RSL)                  4,114                          6,927
Cumulative Gap (RSA-RSL)                          1,858                            967
Cumulative Gap Ratio
(Cum. Gap / Total Assets)                            15                              8%

The last two lines of the proceeding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities.

In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. For all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities' earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and prepayment assumptions. Furthermore, the balances reflect contractual repricing of the deposits and management's position on repricing certain deposits where management discretion is permitted. Certain demand deposit accounts and regular savings accounts have been classified as repricing beyond one year in accordance with regulatory guidelines. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2001 are stated below:

Capital (in thousands):
      Tier I Capital                                                      $   795,610
      Tier II Capital                                                         373,597
                                                                          -----------
  Total Capital                                                           $ 1,169,207
                                                                          ===========
  Risk Adjusted Assets (in thousands)                                     $10,234,046

Capital Ratios:

                                                   September 30, 2001             December 31, 2000
                                                 ---------------------           -------------------
  Tier I leverage ratio (minimum 3%)                    6.56%                         6.63%
  Risk Adjusted Capital Ratios:
       Tier I Capital Ratio (minimum 4%)                7.77%                         8.21%
       Total Capital Ratio (minimum 8%)                11.42%                        10.58%

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

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)                                              Three Months Ended September 30,
                                                                    --------------------------------
                                                          2001                                      2000
                                            ------------------------------------     ------------------------------------
                                                Average                                  Average
                                                 Volume      Interest     Rate            Volume      Interest     Rate
                                            ------------------------------------     ------------------------------------
ASSETS
  Loans, net                                   $ 9,765,986    $187,921      7.64%       $ 8,953,208    $202,640      9.01%
  Mortgage loans held for sale                      22,733         357      6.28%             7,820         169      8.64%
  Investment securities and securities
   available for sale and other interest-
   earning assets                                1,805,698      28,055      6.21%         1,674,933      28,591      6.80%
                                                ----------------------                   ----------------------
  Total interest-earning assets(1)              11,594,417     216,333      7.42%        10,635,961     231,400      8.67%
                                                              --------                                 --------
  Nonearning assets                                640,208                                  812,206
                                                ----------                              -----------
    Total assets                               $12,234,625                              $11,448,167
                                               ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                    $ 6,947,488      75,647      4.32%       $ 6,866,967      92,718      5.37%
  Short-term borrowings                          1,472,966      12,987      3.50%         1,626,957      26,870      6.57%
  Long-term debt                                 1,663,935      24,861      5.93%           895,477      14,630      6.50%
                                               -----------------------
  Total interest-bearing liabilities            10,084,389     113,495      4.47%         9,389,401     134,218      5.69%
                                               -----------------------                  ----------------------
  Noninterest-bearing demand deposits            1,227,566                                1,250,118
  Other liabilities                                104,043                                   95,156
                                               -----------                              -----------
  Total liabilities                             11,415,998                               10,734,675
  Shareholders' equity                             818,627                                  713,492
                                               -----------                              ----------
Total liabilities and shareholders' equity     $12,234,625                              $11,448,167
                                               ==========                               ===========

RATE DIFFERENTIAL                                                           2.95%                                    2.98%

NET YIELD ON INTEREST-EARNING ASSETS                          $102,838      3.53%                      $ 97,182      3.65%
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

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)                                            Nine Months Ended September 30,
                                                                 ---------------------------------
                                                          2001                                      2000
                                            ------------------------------------     ------------------------------------
                                                Average                                  Average
                                                 Volume      Interest     Rate            Volume      Interest     Rate
                                            ------------------------------------     ------------------------------------
ASSETS
  Loans, net                                   $ 9,849,752    $599,472      8.13%       $ 8,692,852    $579,020      8.89%
  Mortgage loans held for sale                      19,209         933      6.48%            16,753       1,005      8.00%
  Investment securities and securities
   available for sale and other
   interest-earning assets                       1,636,833      79,518      6.48%         1,673,797      85,178      6.80%
                                               -----------------------                  -----------------------
  Total interest-earning assets(1)              11,505,794     679,923      7.89%        10,383,402     665,203      8.55%
                                               -----------                                             --------

  Nonearning assets                                651,158                                  894,220
                                               -----------                              -----------
    Total assets                               $12,156,952                              $11,277,622
                                               ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                    $ 7,062,345     254,281      4.81%       $ 6,755,726     256,576      5.07%
  Short-term borrowings                          1,599,597      55,455      4.64%         1,466,470      68,375      6.23%
  Long-term debt                                 1,428,009      64,250      6.01%           946,942      45,365      6.39%
                                               -----------------------                  -----------------------
  Total interest-bearing liabilities            10,089,951     373,986      4.95%         9,169,138     370,316      5.39%
                                               -----------------------                  -----------------------
  Noninterest-bearing demand deposits            1,170,231                                1,301,962
  Other liabilities                                103,383                                  105,226
                                               -----------                              -----------
  Total liabilities                             11,363,565                               10,576,326
  Shareholders' equity                             793,387                                  701,296
                                               -----------                              -----------
Total liabilities and shareholders' equity     $12,156,952                              $11,277,622
                                               ===========                              ===========

RATE DIFFERENTIAL                                                           2.94%                                    3.16%

NET YIELD ON INTEREST-EARNING ASSETS                          $305,937      3.55%                      $294,887      3.79%
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

ANALYSIS OF INTEREST INCREASES / (DECREASES)
(UNAUDITED)

(Dollars in thousands)                                    Three Months Ended September 30, 2001
                                                                   Change from 2000
                                                                                    Attributed to (1)
                                                  Total                       Volume                   Rate
                                            ----------------            ----------------         --------------
INTEREST INCOME:
   Total loans, net                                 $(14,719)                   $ 17,583               $(32,302)
   Mortgage loans held for sale                          188                         246                    (58)
   Investment securities and securities
   for sale and other interest-earning
    assets                                              (536)                      2,103                 (2,639)
                                                    --------                    --------              ---------
Total interest income(2)                             (15,067)                     19,931                (34,998)
                                                    --------                    --------               --------

INTEREST EXPENSE:
  Interest-bearing deposits                         $ 17,071                    $ (1,088)              $ 18,159
  Short-term borrowings                               13,883                       2,333                 11,550
  Long-term debt                                     (10,231)                    (11,614)                 1,383
                                                    --------                    --------              ---------

Total interest expense                                20,723                     (10,369)                31,092
                                                    --------                    --------              ---------
Net interest income                                 $  5,656                    $  9,563               $( 3,907)
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

ANALYSIS OF INTEREST INCREASES / (DECREASES)
(UNAUDITED)

(Dollars in thousands)                                    Nine Months Ended September 30, 2001
                                                                   Change from 2000
                                                                                    Attributed to (1)
                                                  Total                       Volume                   Rate
                                            ----------------            ----------------         --------------
INTEREST INCOME:
   Total loans, net                                 $ 20,452                     $ 72,653                 $(52,201)
   Mortgage loans held for sale                          (72)                         135                     (207)
   Investment securities and securities
   for sale and other interest-earning
    assets                                            (5,660)                      (1,809)                  (3,851)
                                                    --------                     --------                 --------
Total interest income(2)                              14,720                       70,978                  (56,258)
                                                    --------                     --------                 --------

INTEREST EXPENSE:
  Interest-bearing deposits                         $  2,295                     $(11,264)                $ 13,559
  Short-term borrowings                               12,920                       (5,766)                  18,686
  Long-term debt                                     (18,885)                     (21,727)                   2,842
                                                    --------                     --------                 --------

Total interest expense                                (3,670)                     (38,757)                  35,087
                                                    --------                     --------                 --------
Net interest income                                 $ 11,050                     $ 32,222                 $(21,172)
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

NET INTEREST INCOME:

Net interest income from continuing operations on a tax equivalent basis increased $5.9 million to $102.9 million for the quarter ended September 30, 2001 from $97.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, net interest income from continuing operations on a tax equivalent basis increased $10.9 million to $306.3 as compared to $295.4 million for the same period in 2000. Net interest margins remained constant at 3.53% for the third quarter of 2001 compared to 3.53% for the second quarter of 2001, and 3.65% for the third quarter of 2000. Net interest margins decreased from 3.79% to 3.55% for the nine months ended September 30, 2000 compared to the same period in 2001.

The average rate on loans was 7.64% for the third quarter of 2001 compared to 8.05% for the second quarter 2001 and 9.01% for the third quarter of 2000, respectively. During this same time, the rate on average interest bearing deposits was 4.32% for the third quarter of 2001 compared to 4.80% and 5.37% for the second quarter of 2001 and third quarter of 2000, respectively. Although rates on deposits have declined, they reprice more slowly than loan rates primarily due to market competition and the natural lag in the repricing of the CD's portfolio. Although Certificates of Deposits represent approximately 50% of Interest Bearing Deposits as of September 30, 2001, $2.5 billion will mature and reprice within the next six months at rates that are expected to be approximately 2.5% below their current cost.

LOAN LOSS PROVISION:

The provision for loan losses for the third quarter ended September 30, 2001 was $7,601,000 compared to $8,861,000 for the same period in 2000. The Company continues to focus its efforts on relationship based lending to known customers in its local market areas.

The current allowance for loan losses provides a 190% coverage of nonperforming loans compared to 256% at December 31, 2000 and 234% at September 30, 2000. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income increased $5.1 million (8.9%) for the nine months ended September 30, 2001 compared to the same period in 2000 and decreased $233,000 (1.1%) for the three months ended September 30, 2001 over the three months ended September 30, 2000. The year to date increase is primarily attributable to service charges on deposit accounts, cash management services, mortgage origination income, electronic banking fees and securities gains.

Mortgage origination fees increased $898,000 (19.9%) for the nine months ended September 30, 2001 compared to the same period in 2000 and decreased $210,000 (10.0%) for the three months ended September 30, 2001 over the three months ended September 30, 2000. The year-to-date increase is the result of additional production of one-to-four family mortgage loans sold in the secondary market. The increase in production is directly related to the decrease in mortgage rates throughout 2001. Management believes that the decrease in production for the quarter is due to uncertainty in the economy.

BancGroup continues to expand electronic banking services through its ATM network, check card services, and internet banking. Non-interest income from electronic banking services increased 17.1% for the nine months ended September 30, 2001 and 17.4% for the three months ended September 30, 2001 compared to the same periods in 2000.

Service charges on deposit accounts increased $1.9 million (6.7%) for the nine months ended September 30, 2001 over the same period in 2000 and $817,000 (8.4%) for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. This increase is the result of normal deposit account related fees and an increase in cash management fees of approximately $585,000 (36.1%) and $185,000 (31.3%) for the six months and three months ended September 30, 2001, respectively.

Wealth management experienced a $343,000 decrease in fee income from security sales for the nine months ended September 30, 2001 over the same period in 2000, but increased $75,000 in the third quarter of 2001 when compared to the third quarter of 2000. Management believes that the nine month decrease is due to the volatility in the equity markets and the overall outlook on the economy by investors.

NONINTEREST EXPENSES:

In support of the Company's sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, incentives and branch network to enhance the Company's competitive presence in existing markets. BancGroup's philosophy is to make strategic investments in the tools employees need to optimize its customers' financial success. Accordingly, noninterest expense increased 6.2% for the quarter ended September 30, 2001 as compared to the same period last year.

As a result of slowing loan demand, the company took initiatives in the third quarter to reduce noninterest expenses. Accordingly, total noninterest expense excluding amortization of intangibles and approximately $437,000 in merger related expense has decreased $3.4 million (5%) as compared to the second quarter of 2001.

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $141.8 million for the nine months ended September 30, 2001 and $46.4 million for the three months ended September 30, 2001 compared to $130.4 million and $42.3 million for the nine months and three months ended September 30, 2000, respectively.

Noninterest expense increased $14.5 million for the first nine months of 2001 compared to 2000 and $3.9 million for the third quarter of 2001 compared to the third quarter of 2000. Noninterest expense to average assets decreased to 2.22% for the nine months ended September 30, 2001 from 2.23% at September 30, 2000.

The increase in bank related expenses is primarily due to an increase of approximately $8.8 million and $2.1 million for the nine months and three months ended September 30, 2001 over the same periods in

2000, respectively, in salaries and employee benefits. These salary increases during the year are due to additional branches operating, normal salary increases, additional incentive related compensation, and increased pension costs.

In order to improve the Company's market presence, three of its regional headquarters were relocated in 2001. The Company also opened ten new branches and two loan production offices since September 2000. Occupancy and equipment expense for the nine months and third quarter of 2001 increased $2.8 million and $655,000, respectively, when compared to the same periods in 2000. This increase is also due to increased rent expense, higher utility cost, and improvements and expansions of bank facilities. In addition to the changes in branch structure, the Company continues to invest in improved technology equipment and software.

Intangible asset amortization increased $1.5 million and $796,000 for the nine months and three months ended September 30, 2001, respectively, over the same periods in 2000 due to the purchase of two branches in Nevada in January of 2001 (See Note C to the Consolidated Financial Statements).

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximate 36.0% and 36.5%, estimated annual effective tax rate for the years 2001 and 2000, respectively. The provision for income taxes for the nine months ended September 30, 2001 and 2000 was $50,225,000 and $51,305,000, respectively.

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

ITEM 3:   Defaults Upon Senior Securities - N/A

ITEM 4:   Submission of Matters to a Vote of Security Holders - N/A

ITEM 5:   Other Information - None

ITEM 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K - None
(b)  Reports on Form 8-K
     1. Form 8-K - Was filed on July 17, 2001 in regard to second quarter 2001 earnings.
     2. Form 8-K - Was filed on October 16, 2001 in regard to third quarter 2001 earnings.



                 SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 THE COLONIAL BANCGROUP, INC.


Date: November 14, 2001          By: /s/ W. Flake Oakley, IV
                                 ---------------------------
                                 W. Flake Oakley, IV
                                 its Chief Financial Officer