Form 10-K405
period 2001-12-31
COLONIAL BANCGROUP INC
filed 2002-03-11
CIK 92339

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

                                      OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
             For the transition period from __ to _

                           Commission File #0-07945

                         THE COLONIAL BANCGROUP, INC.
            (Exact name of registrant as specified in its charter)


                      Delaware                 63-0661573
              (State of Incorporation)        (IRS Employer
                                           Identification No.)
                 One Commerce Street
                      Suite 800
                Montgomery, AL 36104         (334) 240-5000
                (Address of principal        (Telephone No.)
                 executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, Par Value $2.50      Registered on the New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

             7 1/2% Convertible Subordinated Debentures, due 2011
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 20, 2002 based on the closing price of $14.15 per share for Common Stock was $1,504,858,952. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

   Shares of Common Stock outstanding at February 20, 2002 were 115,395,315.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          Document                     Part of Form 10-K
                          --------                     -----------------
       Portions of Definitive Proxy Statement for 2001     Part III
        Annual Meeting as specifically referred to
        herein.
--------------------------------------------------------------------------------

================================================================================

                                    PART I

Item 1.  Business

General

   The Registrant, The Colonial BancGroup, Inc. ("BancGroup") is a Delaware corporation organized in 1974 as a bank holding company under the Bank Holding Act of 1956, as amended (the "BHCA"). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981. In 1997, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, BancGroup consolidated its banking subsidiaries located in Georgia, Florida and Tennessee into Colonial Bank, its banking subsidiary in Alabama.

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

Bank Subsidiary

   As of December 31, 2001 Colonial Bank had a total of 261 branches, with 123 branches in Alabama, 98 branches in Florida, 23 branches in Georgia, three branches in Tennessee, three branches in Texas and 11 branches in Nevada (as of March 28, 2002 BancGroup is expected to have 263 branches). Colonial Bank conducts a general commercial banking business in its respective service areas. Colonial Bank offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services, credit card and merchant services and wealth management services. Wealth management services include trust services and the sales of various types of investment products such as mutual funds, annuities, stocks, municipal bonds and U.S. government securities. Colonial Bank exited the mortgage servicing business in December 2000.

   Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many issuers of commercial paper and other securities, which are not banks. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of, which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2001, Colonial Bank accounted for approximately 99.9% of BancGroup's consolidated assets.

   The competitive environment for both Colonial Bank and BancGroup has been affected by the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act ("Gramm-Leach") in 1999. This law, which became effective on March 11, 2000, eliminated many barriers between investment banking, commercial banking and insurance underwriting and sales. (See "Certain Regulatory Matters.") Elimination of these barriers has created the potential for greater competition for BancGroup and its subsidiaries, including Colonial Bank, by increasing the number and type of competitors and by encouraging increased consolidation within the financial services industry.

Nonbanking Subsidiaries

   BancGroup has the following directly and wholly owned nonbanking subsidiaries that are currently active. The Colonial BancGroup Building Corporation, an Alabama corporation, was established primarily to own and lease certain buildings and land used by Colonial Bank. Colonial Capital II, a Delaware business trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup. Colonial Brokerage, Inc., a Delaware Corporation, provides broker/dealer services and investment advice and became a member of the National Association of Securities Dealers ("NASD") in September 2001.

   Colonial Bank controls the following significant subsidiaries: CBG, Inc., a Nevada corporation, owns certain trade names and trademarks which it licenses to BancGroup and Colonial Bank for use in their businesses. CBG Investments, Inc., a Nevada corporation, owns and manages investment securities. Colonial Investment Services, Inc., an Alabama corporation; Colonial Investments Services of Florida, Inc., a Florida corporation; Colonial Investment Services of Tennessee, Inc., a Tennessee corporation and Colonial Investment Services of Georgia, Inc., a Georgia corporation; Colonial Investment Services of Nevada, Inc., a Nevada corporation, all of which offer various insurance products and annuities for sale to the public. Colonial Asset Management, Inc., an Alabama corporation, is an investment advisor registered under the Investment Advisors Act of 1940.

   At December 31, 2001, BancGroup and its subsidiaries employed 3,296 persons. BancGroup's principal offices are located at and its mailing address is: One Commerce Street, Post Office Box 1108, Montgomery, Alabama 36101. Its telephone number is (334) 240-5000.

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

   The officers and directors of BancGroup and Colonial Bank are subject to numerous insider transaction restrictions, including limits on the amount and terms of transactions involving Colonial Bank. There are a number of other laws that govern the relationship between Colonial Bank and its customers. For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate-income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict Colonial Bank's relationships with its customers.

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

   In 1999, Gramm-Leach was signed into law and it became effective on March 11, 2000. The primary purpose of Gramm-Leach was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, Gramm-Leach (1) repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (2) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies, (4) provided an enhanced framework for protecting the privacy of consumers' information, (5) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (6) modified the laws governing the implementation of the Community Reinvestment Act, and (7) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

   More specifically, under Gramm-Leach, bank holding companies, such as BancGroup, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements. BancGroup became a financial holding company on May 12, 2000.

   No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under Gramm-Leach. Activities cited by Gramm-Leach as being financial in nature include:

..  securities underwriting, dealing and market making;

..  sponsoring mutual funds and investment companies;

..  insurance underwriting and agency;

..  merchant banking activities; and

.. activities that the Federal Reserve has determined to be closely related to banking.

Other Subsidiary Regulation

   Certain subsidiaries of Colonial Bank currently sell insurance products in Alabama, Georgia, Florida, Tennessee, Texas, and Nevada. The sale of insurance products is conducted in Colonial Bank branches, but, in accordance with applicable law, are segregated from banking activities. Those states where products are currently being sold allow the sale of insurance products by bank subsidiaries, subject to regulation by each state's Department of Insurance and/or each state's Banking Department. The extent of regulation varies materially from state to state. However, the enactment of Gramm-Leach requires all states to allow the sale of insurance by financial institutions.

   Colonial Asset Management, Inc., a Colonial Bank subsidiary, is a registered investment adviser under the Investment Advisers Act of 1940. It is regulated by the Securities Exchange Commission (SEC).

   Colonial Brokerage, Inc., a BancGroup subsidiary, was awarded membership with the National Association of Securities Dealers (NASD) in September 2001 and operates as a securities broker dealer. It is regulated by the SEC and NASD.

Privacy Laws

   In 2000, the federal banking regulators issued final regulations implementing certain provisions of Gramm-Leach governing the privacy of consumer financial information. The regulations, which were effective
November 13, 2000 but were not mandatory until July 1, 2001, limit the disclosure by financial institutions such as Colonial Bank of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; ii) provide annual notices of their privacy policies to their current customers; and iii) provide a reasonable method for consumers to "opt out" of disclosures to nonaffiliated third parties.

Protection of Customer Information

   In February 2001, the federal banking regulators issued final regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The effective date of these regulations was July 1, 2001. The regulations, applicable to state member banks, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries or affiliates, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: insure the security and confidentiality of customer records and information; protect against any anticipated threats or hazards to the security or integrity of such records; and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

Capital Adequacy

   The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance- sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2001, BancGroup's total risk-based capital ratio was 10.91%, including 7.39% of Tier 1 capital. The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of an additional 100 to 200 basis points is required for banking organizations not meeting these criteria. As of December 31, 2001, BancGroup's leverage capital ratio was 6.24%. Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including restrictions on its operations and activities.

   As regards depository institutions, federal banking statutes establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2001, Colonial Bank was "well capitalized" under the regulatory framework for prompt corrective action.

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

FDIC Insurance Assessments

   The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the BIF and the SAIF. Colonial Bank's deposit accounts are insured by the FDIC under the BIF to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all BIF-member institutions.

   Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes (well capitalized, adequately capitalized and undercapitalized). Well capitalized and adequately capitalized institutions are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed previously. Undercapitalized institutions are those that do not qualify as either well capitalized or adequately capitalized. These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance funds ratio of reserves to insured deposits at 1.25%. During 2001 and for the first semiannual assessment period of 2002, assessment rates for BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The assessment rate schedule is subject to change by the FDIC and, accordingly, the assessment rate could increase or decrease in the future.

   In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("AFICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2001 was 1.90 cents per $100 for BIF-insured deposits. For the first quarter of 2002, the FICO assessment rate for such deposits will be 1.82 cents per $100.

   The Bank's assessment expense for the year ended December 31, 2001 equaled $1,586,000.

   It should be noted that supervision, regulation, and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

Additional Information

   Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See "Selected Financial Data and Selected Quarterly Financial Data 2001-2000" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Executive Officers and Directors

   Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 2.  Properties

   BancGroup leases operation centers in Birmingham and Orlando and maintains regional executive offices in Alabama, Florida, Georgia, Nevada, and Texas.

   As of December 31, 2001, Colonial Bank owned 184 and leased 77 of their full-service banking offices. See Notes to the Consolidated Financial Statements included herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   Not Applicable

                                    PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

   BancGroup's Common Stock is traded on the New York Stock Exchange under the symbol "CNB." This trading commenced on February 24, 1995. As of March 1, 2002, BancGroup had outstanding 115,398,654 shares of Common Stock, with 9,731 shareholders of record.

   The following table indicated the high and low closing prices for and dividends paid on Common Stock during 2001 and 2000.

                              Sale Price of
                               Common Stock  Dividends Declared
                 -            --------------  On Common Stock
                               High    Low      (per share)
                              ------- ------ ------------------
                 2001
                  1st Quarter $ 13.12 $10.75        $.12
                  2nd Quarter   14.75  12.05         .12
                  3rd Quarter   14.94  12.02         .12
                  4th Quarter   14.98  12.07         .12
                 2000
                  1st Quarter  10.750  8.625         .11
                  2nd Quarter  11.250  9.000         .11
                  3rd Quarter  10.750  9.688         .11
                  4th Quarter  11.125  8.313         .11

   BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup's ability to pay dividends are described herein. See "Payments of Dividends and Other Restrictions".

Item 6.  Selected Financial Data

   The following table sets forth selected financial data for the last five years:

                                                                  2001      2000      1999     1998      1997
                                                                --------  --------  -------- --------  --------
                                                                   (In thousands, except per share amounts)
Statement of Income
Interest Income................................................ $902,167  $918,076  $766,038 $676,456  $581,831
Interest expense...............................................  480,238   517,754   384,891  339,765   284,925
                                                                --------  --------  -------- --------  --------
Net interest income............................................  421,929   400,322   381,147  336,691   296,906
Provision for loan losses/(4)/.................................   39,573    29,775    29,177   27,511    16,786
                                                                --------  --------  -------- --------  --------
Net interest income after provision for loan losses............  382,356   370,547   351,970  309,180   280,120
Noninterest income.............................................   93,709    77,885    75,341   60,243    50,291
Noninterest expense/(4)/.......................................  281,119   258,691   238,048  237,905   197,904
Merger related and Y2K expense/(1)/............................    3,049        --     1,867   26,152     6,895
                                                                --------  --------  -------- --------  --------
Income from continuing operations before
 income taxes..................................................  191,897   189,741   187,396  105,366   125,612
Applicable income taxes........................................   69,181    69,556    69,360   38,527    45,300
                                                                --------  --------  -------- --------  --------
Income from continuing operations..............................  122,716   120,185   118,036   66,839    80,312
                                                                --------  --------  -------- --------  --------
Discontinued Operations:/(2)/
Income/(Loss) from discontinued operations, net of income taxes of ($371), ($450), $2,134, ($6,384), and $6,698 for the year ended December 31, 2001, 2000, 1999, 1998, and 1997,
 respectively..................................................     (613)     (743)    3,527  (10,448)   11,138
Loss on disposal of discontinued operations (net of income tax
 benefit of ($2,616)...........................................       --    (4,322)       --       --        --
                                                                --------  --------  -------- --------  --------
Net Income..................................................... $122,103  $115,120  $121,563 $ 56,391  $ 91,450
                                                                ========  ========  ======== ========  ========
Income from continuing operations excluding merger related
 and certain other nonrecurring items*/(1) (2) (3) (4)/........ $125,728  $120,185  $112,872 $ 84,358  $ 85,751
Earnings Per Common Share:
Income from Continuing Operations excluding merger related
 expenses and certain other nonrecurring items*:
  Basic........................................................ $   1.10  $   1.05  $   0.98 $   0.74  $   0.79
  Diluted......................................................     1.09      1.04      0.96     0.73      0.77
Income from continuing operations:/(2)/
  Basic........................................................ $   1.07  $   1.05  $   1.02 $   0.59  $   0.74
  Diluted...................................................... $   1.06      1.04      1.01     0.58      0.72
Average shares outstanding:
  Basic........................................................  114,811   114,760   115,579  113,905   108,189
  Diluted......................................................  115,881   115,653   117,393  116,547   111,575
Cash dividends per common share................................ $   0.48  $   0.44  $   0.38 $   0.34  $   0.30

--------
(1) Merger related expenses include external costs associated with various business combinations and restructuring charges of $8,800,000 ($5,632,000 net of income taxes). Y2k expenses of $560,000, $4,617,000 and $432,000 ($353,000, $2,955,000 and $276,000 net of income taxes) were incurred in 1999, 1998 and 1997.
(2) In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(3) Gain on the sale of certain branches and other one time miscellaneous income of $10,167,000 before tax and $6,405,000 after tax has been excluded from 1999.
(4) 2001 includes a merger related expense of $1,000,000 ($640,000 net of income taxes) in additional provision for loan losses to align provisions of an acquired bank with company standards and $658,000 ($421,000 net of income taxes) in personnel costs to complete the mergers which is included in noninterest expense.
* Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup's results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. Our definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.

                                                         2001         2000         1999         1998         1997
                                                      -----------  -----------  -----------  -----------  ----------
                                                                 (In thousands, except per share amounts)
Statement of Condition Data
At year end:
  Total assets....................................... $13,185,103  $11,999,621  $11,097,823  $10,621,238  $8,201,195
  Loans, net of unearned income......................  10,367,665    9,642,954    8,419,225    7,235,057   6,041,025
  Mortgage loans held for sale.......................      35,453        9,866       33,150      692,042     238,540
  Deposits...........................................   8,322,979    8,355,849    8,172,810    7,585,991   6,450,479
  Long-term debt.....................................   1,786,140      862,247      911,071      746,447     315,281
  Shareholders' equity...............................     864,774      775,100      711,625      653,552     602,567
Average balances:
  Total assets.......................................  12,592,300   11,591,168   10,788,691    9,347,401   7,572,165
  Interest-earning assets............................  11,881,184   10,723,803    9,793,524    8,442,520   6,912,786
  Loans, net of unearned income......................  10,119,185    9,030,529    7,771,884    6,561,770   5,587,695
  Mortgage loans held for sale.......................      22,941       14,711      341,692      407,672     158,966
  Deposits...........................................   8,432,980    8,252,352    7,747,414    6,879,821   6,022,626
  Shareholders' equity...............................     826,081      727,495      688,474      655,304     560,436
Book value per share.................................        7.50         6.93         6.26         5.82        5.59
Tangible book value per share........................        6.52         7.59         6.96         6.57        6.22
Selected Ratios
Income from continuing operations excluding merger
 related and certain other nonrecurring items
 to:/*(1)(2)(3) (4)/.................................
  Average assets.....................................        1.00%        1.04%        1.05%        0.90%       1.13%
  Average shareholders' equity.......................       15.22        16.52        16.39        12.87       15.30
Efficiency ratio from continuing operations
 excluding merger related and certain other
 nonrecurring items*/(1)(2)(3)(4)/...................       55.03        53.85        52.92        53.35       55.01
Dividend payout ratio................................       45.28        44.00        36.19        68.00       35.29
Average equity to average total assets...............        6.56         6.28         6.38         7.01        7.40
Total nonperforming assets to net loans, other real
 estate and repossessions/(5)/.......................        0.64         0.53         0.54         0.59        0.73
Net charge-offs to average loans.....................        0.28         0.21         0.22         0.26        0.23
Allowance for loan losses to total loans (net of
 unearned income)....................................        1.18         1.14         1.18         1.18        1.21
Allowance for loan losses to nonperforming loans/(5)/         239%         258%         275%         248%        250%

--------
(1) Merger related expenses include external costs associated with various business combinations and restructuring charges of $8,800,000 ($5,632,000 net of income tax) in 1988. Y2k expenses of $560,000, $4,617,000 and $432,000 ($353,000, $2,955,000 and $276,000 net of income taxes) were incurred in 1999, 1998 and 1997.
(2) Gain on the sale of certain branches and other one time miscellaneous income of $10,167,000 before tax and $6,405,000 after tax have been excluded from 1999.
(3) In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(4) 2001 includes a merger related expense of $1,000,000 ($640,000 net of income taxes), in additional provision for loan losses to align provisions of an acquired bank with company standards and $658,000 ($421,000 net of income taxes) in personnel costs to complete the mergers which is included in noninterest expense
(5) Non-performing loans and nonperforming assets are shown as defined in Management's Discussion and Analysis of Financial condition and Results of Operations -- Nonperforming Assets.
* Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup's results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. Our definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.

Selected Quarterly Financial Data 2001-2000

                                                     2001                                    2000
                                    -------------------------------------- ---------------------------------------
                                    Dec. 31   Sept. 30  June 30  March 31   Dec. 31  Sept. 30   June 30   March 31
                                    -------- ---------  -------- --------- --------  --------- --------  ---------
                                                       (In thousands, except per share amounts)

Interest income.................... $207,937 $ 221,041  $232,886 $ 240,303 $240,858  $ 235,599 $228,627  $ 212,992
Interest expense...................   98,597   115,972   127,969   137,700  141,106    136,814  126,693    113,141
                                    -------- ---------  -------- --------- --------  --------- --------  ---------
Net interest income................  109,340   105,069   104,917   102,603   99,752     98,785  101,934     99,851
Provision for loan losses..........   14,730     7,901     7,478     9,464    7,857      8,886    7,464      5,568
                                    -------- ---------  -------- --------- --------  --------- --------  ---------
Net interest income after provision
 for loan loss.....................   94,610    97,168    97,439    93,139   91,895     89,899   94,470     94,283
Income from continuing operations..   31,919    31,067    30,534    29,196   29,277     29,103   30,724     31,081
Discontinued operations/(1)/.......       --      (613)       --        --     (366)        --   (4,107)      (592)
                                    -------- ---------  -------- --------- --------  --------- --------  ---------
Net Income (loss).................. $ 31,919 $  30,454  $ 30,534 $  29,196 $ 28,911  $  29,103 $ 26,617  $  30,489
                                    ======== =========  ======== ========= ========  ========= ========  =========
Earnings Per Share:
Income from continuing operations
 excluding merger related and
 certain other nonrecurring
 items*/(1)/:
  Basic............................ $    .30 $     .27  $    .27 $     .26 $    .26  $     .25 $    .27  $     .27
  Diluted.......................... $    .30 $     .27  $    .26 $     .25 $    .26  $     .25 $    .27  $     .27
Income from continuing
 operations: /(1)/
  Basic............................ $    .28 $     .27  $    .27 $     .26 $    .26  $     .25 $    .27  $     .27
  Diluted.......................... $    .28 $     .26  $    .26 $     .25 $    .26  $     .25 $    .27  $     .27
Net Income.........................
  Basic............................ $    .28 $     .27  $    .27 $     .26 $    .25  $     .25 $    .23  $     .27
  Diluted.......................... $    .28 $     .26  $    .26 $     .25 $    .25  $     .25 $    .23  $     .26

--------
(1) In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
* Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup's results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. Our definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.

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

STRATEGY

   Colonial was organized in 1981 as a holding company with one bank and $166 million in assets. Over the last 20 years, Colonial has followed a systematic, evolutionary process which has produced one of the top 50 banks in asset size in the nation with $13.2 billion in assets and 263 branch sales offices in 11 operating regions in six states. These operating regions are sometimes referred to in this discussion as "regional banks".

   Colonial's success continues to evolve through the achievement of several key strategies. These strategies include:

  . Building a strong foundation based on a community banking philosophy which provides local responsibility for customer relationships and a focus on sound asset quality;

  . Establishing and expanding our presence in high growth markets with this same philosophy;

  . Streamlining our operational structure to produce corporate synergies and efficiencies;

  . Forming a sales culture in our branches that focuses on providing the best in customer service through the sales of appropriate products and services to meet customer needs;

  .  Continuing expansion of consistent and competitive product offerings;

  . Providing tools to employees to allow them to further the sales culture and enhance customer service through efficient operations;

  . Continuing to build upon our foundation by expanding our established philosophy and structure in markets that provide the best opportunities for increasing shareholder value.

   Building a strong foundation. Colonial's foundation is built upon a community banking philosophy that promotes local responsibility for customer relationships. This operating philosophy has been important in developing a strong customer base, particularly with respect to lending relationships, retaining skilled and highly motivated local management teams, involving local boards of directors and in making acquisitions. Colonial's community banking philosophy requires a fundamental understanding of the marketplace it serves and the very best in customer service.

   Attention to creating personal relationships with quality borrowers while maintaining sound and conservative underwriting standards is the backbone of our philosophy, and has allowed Colonial to effectively manage its asset quality throughout its history. Local expertise with established customer relationships combined with independent oversight of credit decisions and conservative underwriting standards are keys to the maintenance of high asset quality. The senior credit administration function provides the primary oversight of the credit review process. This administration function reviews large credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional bank loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while Colonial's senior management provides independent oversight through their participation in the state loan committees. By involving many individuals in the decision-making process, including the regional directors, management is able to stay on top of market trends. Maintaining high asset quality will always be a primary focus. Colonial's asset quality is demonstrated by its charge-off history and nonperforming asset levels, which for the past ten years have been among the lowest for southeastern regional banks. Nonperforming assets as a percentage of loans and other real estate were 0.64% at December 31, 2001. Net charge-offs were 0.28% of average loans in 2001 and 0.21% in 2000, which compares favorably to the southern regional banks as defined by Keefe, Bruyette and Woods, which were 0.35% in 2001 and 0.32% in 2000, respectively.

   Establishing and expanding our presence in high growth markets. Colonial's growth market expansion has been concentrated in Florida, Georgia, Texas and Nevada. These areas represent four of the seven highest population growth states in the country. As of December 31, 2001, Colonial has a well-established presence in these areas through seven of its regional banks as reflected in the following table.


                                                               Number
                                                   Asset Size    of
                                                     ($000)   Branches
                                                   ---------- --------
         Florida:
          Central FL (Orlando).................... $1,512,834    43
          South FL (Miami, West Palm Beach).......  1,593,112    20
          Bay Area (Tampa, St. Petersburg)........    758,167    20
          Southwest FL (Naples, Ft. Myers)........    418,059    14
                                                   ----------    --
                Total Florida.....................  4,282,172    97

         Georgia (Atlanta, Macon, Columbus).......  1,112,950    23

         Texas (Dallas) pro forma with Mercantile*    641,496     8

         Nevada (Las Vegas, Reno).................    533,081    11

--------
* assumes the consummation of a merger with Mercantile Bancorp, Inc. which is expected to close on March 28, 2002.

   Colonial has continued its expansion by selectively filling in these high growth markets through strategic placement of new branch locations and branch acquisitions that expanded our ability to provide additional customer service in the market. This growth was accomplished through opening nine new sales offices and the acquisition of 11 sales offices. In addition to the branch acquisitions, in October 2001 Colonial completed the acquisition of a community bank headquartered in Tampa with four branches and expects to acquire another community bank headquartered in Dallas with five branches in late first quarter 2002.

   As Colonial enters new markets, it sets its foundation in its strong lending strategy. To promote its community banking philosophy, Colonial establishes regional banks with local responsibility for customer relationships through the hiring and retention of skilled and highly motivated management teams. Loan and deposit growth is emphasized in each market area through these regional banks. Because markets and communities differ widely, customers require different answers and solutions to their financial needs. As a result, our local lending strategy includes direct involvement by local management and directors. We believe customers appreciate the knowledge of their business needs and the local environment that local banking officers can provide. This strategy has proven successful in competing for loans against other larger institutions. Colonial's goal is to meet these needs of retail and commercial banking customers in each market area through its regional bank structure.

   Due to the success of these efforts Colonial's geographic mix of loans and deposits has significantly changed. Loans in Alabama represented 84% of total loans in 1996 while in 2001 the percentage is 32%. During the same time, Florida loans represented 5% of total loans in 1996 and 35% in 2001. Regional bank deposits in Alabama represented 82% of total regional bank deposits in 1996 while in 2001 the percentage is 43%. Florida regional bank deposits represented 8% of total regional bank deposits in 1996 and 43% in 2001. Internal loan growth from these high growth areas was 10% and 15% for 2001 and 2000, respectively, while average deposits from these areas grew 12% in 2001 and 9% in 2000. Colonial expects to continue its successful growth by building on these local relationships.

   The following table illustrates the loan contribution of each state and reflects the significant impact of the high growth markets on consolidated loans.

                                                 % to Total
                                                     At
                                                December 31,
                                                -----------
                                                2001    1996
                     -                          ----    ----
                     Loans by state:
                     Alabama...................  32%     84%
                     Florida...................  35       5
                     Georgia...................  12      11
                     Texas.....................   3      --
                     Nevada....................   4      --
                     Mortgage warehouse lending  14      --
                                                ---     ---
                                                100%    100%
                                                ---     ---

   The following table illustrates the deposit contribution of each state and reflects the significant impact of the high growth markets on consolidated regional bank deposits.

                                                    % to Total
                                                        At
                                                   December 31,
                                                   -----------
                                                   2001    1996
                  -                                ----    ----
                  Regional bank deposits by state:
                  Alabama.........................  43%     82%
                  Florida.........................  43       8
                  Georgia.........................   8      10
                  Texas...........................   3      --
                  Nevada..........................   3      --
                                                   ---     ---
                                                   100%    100%
                                                   ---     ---

   Streamlining the operational structure. With acquisitions in place establishing a geographic footprint and primary regional bank structure, the next logical step was to support the expertise in each local market with centralized operations and credit review functions. Part of the process of each acquisition is to fold the acquired institution or branch completely into Colonial's established regional bank reporting structure and processes. By centralizing these functions the local banking officers have been allowed to concentrate on the customer and service their needs.

   This structure of local customer relationship responsibility and centralized operations gives the local banks decision making capability and an effective operational structure to service the customer in the most cost effective and efficient manner. Centralized operations provide an advantage in servicing the customer base across our enterprise. It allows for continuity in operational processes and enhances product-offering capability.

   Forming a sales culture. Over the last two years we have taken several steps to promote a more sales-focused environment. We redefined branch personnel roles and responsibilities to align our organization for more efficient sales management. We streamlined branch sales office operational tasks to allow sales office personnel to focus on selling customer services. To continue forging our proactive, sales and service culture, we implemented and enhanced SCORE (Selling Customer on Relationships Effectively), our ongoing retail banking sales and relationship-building training program. Management has established measurements to evaluate results and has tied compensation to those results. One of the measurements is a customer service rating through the use of an independent company to "shop" the sales offices to test their level of product knowledge and customer service. Loan officers also participate in production oriented incentive compensation programs. We believe that all of these efforts have contributed to growth in loans, deposits and noninterest income as well as the effective containment of noninterest expenses. In addition, we expect these efforts to enhance cross selling of products and services.

   Expanding consistent and competitive product offerings. Colonial's goal is to be our customers' number-one provider of financial services -- from demand, savings, time deposit, and investment products to consumer, commercial, or mortgage loans. The regional banks have additional growth opportunities through the development of customer relationships by cross selling a variety of bank products and services. As market demographics change, products and services are structured to meet the needs of particular regions or customers. These products and services include various deposit products as well as other services such as wealth management, cash management, electronic banking, credit card and merchant services.

   Strong regional bank management supported by Colonial's asset/liability and product and services management teams provide Colonial with the resources to remain competitive in its deposit markets by identifying and implementing products and services with attractive pricing to meet customer needs. Colonial has established a strategy to grow and retain its deposit base while remaining competitive in deposit pricing and meeting funding and liquidity goals through the monitoring of both our markets and customer needs and the expansion of sales efforts in the local branch sales office network.

   Because of our markets and the customers we serve, we expect wealth management products and services to play a major role in future growth. Income from wealth management services has increased 56.4% in the last two years. Through Colonial's investment services, we offer discount brokerage, investment sales, asset management, trust services and insurance including term, universal, whole life and long-term care. In 2001 Colonial took many steps to enhance our wealth management services. First, we established Colonial Brokerage, Inc. which is a member of the NASD. This membership will allow Colonial to perform additional broker/dealer activities in order to better service our customers. Second, we implemented free financial planning services that should provide in-depth financial plans for customers who might benefit from a complete review of their financial objectives. This financial profile has been an excellent starting point in helping customers implement their agreed-upon financial strategy. Third, we affiliated with two highly respected trust companies. Fiduciary Trust International, through its Miami office, promotes and solicits trust business in our four Florida regional banks and international markets. Founders Trust Company, in Birmingham, Alabama, focuses on our customers in the other regional banks. Finally, during 2001 we launched the Colonial Premier account. This account is a combined checking, money market and brokerage account which enables us to provide our high net-worth customers with a robust financial services product that enables them to effectively manage their funds in a combined account. Management continuously monitors these services to ensure that our product offerings remain competitive in our markets.

   Colonial offers a complete package of cash management services, which include lock box services, sweep accounts, zero balance accounts, electronic data interchange, automated clearinghouse, and Business Banker Plus(TM), an online tool for bank account reporting services. Revenue from cash management services increased 87.2% in the last two years. Colonial expects continued growth in cash management services by expanding these services to existing customers through cross sell opportunities and enhanced sales efforts in our growth markets. In 2002, the cash management sales force expects to begin offering an updated wire service to its cash management customer base. This new service is designed to provide a more expedient solution to the time- sensitive transactions of wire customers.

   In the Miami office of our South Florida regional bank Colonial has in place an experienced management team with expertise in international banking. Through the efforts of this management team, international banking revenues have increased 36.9% in the last three years. The Company provides letters of credit to top tier institutions, pre-export financing, import financing, funds transfer and check clearing services, trade syndication, merchant banking services and other miscellaneous services. The Company also services international customers through its private and executive banking group in Miami.

   To meet customers' demands for banking when and where they want it, Colonial continues to expand its electronic banking services. In 2001, we introduced the Colonial Business Check Card, which like the personal check card, allows business customers to make purchases directly from their business checking accounts, track business spending and save time. Colonial plans to continue to install ATMs strategically in the most convenient and high traffic locations in order to provide better customer service and complement Colonial's retail branch sales office network. In 2002, as part of the Eagle project discussed below, Colonial has plans to implement a new internet banking solution. Several new features, including recurring and future-dated transfers, certain loan payment capability and enhanced account inquiry are expected to be offered to the customer, which should provide them more flexibility to manage their finances in a real time environment. Revenue generated by electronic banking services has increased 39.1% in the last two years.

   Colonial plans to continue to expand resources to ensure that all products and services are among the most competitive in our markets. As we expand our offerings throughout our six-state organization, it is our objective that our customers, regardless of where they live, recognize the single Colonial brand as a symbol of trustworthiness and service-mindedness. It is our goal that the power of our brand plainly invites and encourages customers to choose us for their banking and investment needs.

   Providing tools to employees. Colonial continues to expand and enhance the tools available to our employees to further our sales culture, improve customer service and enhance operational efficiencies. Many of these are tools are being utilized but continue to change as a result of technology, regulation or customer demand.

   In July of 2001, Colonial launched the Eagle project. The objective of the Eagle project is to implement retail delivery solutions that should enhance our ability to produce sales, provide exceptional service and promote profitable customer relationships while gaining operational efficiencies. Eagle epitomizes our philosophy that banking is a people business. We recognize that while investing in technology is important, it matters most how you deploy that technology to better enable our people to serve our customers. We expect to implement this project throughout 2002 and 2003. It includes additional Internet banking capabilities, an enhanced call center, as well as new branch service delivery and loan delivery systems. Eagle combines the advances in technology with the reengineering of processes to eliminate nonvalue added procedures while improving customer service through enhanced product and service delivery.

   Continuing to build. By taking advantage of population growth trends, we have established and bolstered our presence in key markets with strategic acquisitions. Our overall strategy of operating in fast-growing, economically vibrant markets underscores our acquisition philosophy. We plan to continue to seek opportunities that add either mass in our existing markets or market share in similar markets that expand our current geographic footprint in Florida, Georgia, Texas and Nevada.

   We feel our strategy has positioned us in the best markets for growth both internally and with additional strategic acquisitions. We expect to deepen our market coverage internally by benefiting from the population growth in these markets, differentiating ourselves by providing excellent customer service and through competitive product offerings. Since these are growing markets, we believe we have the ability to establish a strong customer base by continuing our successful community banking strategy. This strategy consists of providing strong lending expertise in the local markets, accompanied by competitive deposit products and other financial services such as wealth management, cash management and electronic banking. By focusing on sales and customer service, these locally developed and maintained customer relationships should continue to grow.

   Colonial cannot guarantee its success in implementing the initiatives or reaching the goals outlined in this discussion. The following analysis of financial condition and results of operations provides details with respect to this summary material and identifies trends concerning the initiatives taken in 2001.

BUSINESS COMBINATIONS

   BancGroup continued its expansion into high growth areas by selectively filling in existing markets with three acquisitions in 2001.

   In January 2001, BancGroup acquired two branches in Nevada from First Security Bank in a branch divestiture resulting from their merger with Wells Fargo. Through this acquisition, BancGroup purchased certain assets, approximately $50 million in loans, and assumed certain liabilities, approximately $103 million in deposits.

   In October 2001, BancGroup purchased certain assets, approximately $68 million in loans and assumed certain liabilities, primarily deposits of approximately $302 million in the acquisition of 13 branches from Union Planters Bank. Nine of the branches are located in Tampa and Naples area of Florida and four in the central part of Alabama.

   The acquisition of Manufacturers Bancshares, Inc ("Manufacturers") was consummated on October 25, 2001. Manufacturers operated four branches in the Tampa, Florida area and had $297.4 million in total assets, $253.7 million in total loans, and $212.9 million in total deposits at the date of consummation. BancGroup issued 4,458,437 shares of its common stock to shareholders of Manufacturers, including shares issued pursuant to the exercise of Manufacturers stock options. This transaction was accounted for as a pooling of interests and all periods prior to 2001 have been restated to include results on a combined basis.

   BancGroup has one pending acquisition of Mercantile Bancorp, Inc. ("Mercantile") and its wholly owned subsidiary bank, First Mercantile Bank, N.A. ("Mercantile Bank"), which is expected to close on March 28, 2002. Mercantile Bank operates four branch offices in Dallas, Texas and one in Austin, Texas. At December 31, 2001 Mercantile had $360 million in assets, $265 million in loans and mortgage loans held for sale and $313 million in deposits. BancGroup expects to issue approximately 5,500,000 shares of its common stock to shareholders of Mercantile.

REVIEW OF RESULTS OF OPERATIONS

  Overview

   BancGroup's primary line of business is commercial banking through its wholly owned subsidiary Colonial Bank. The following summary of BancGroup's results of operations discusses the related impact of this line of business on the earnings of the Company.

                           Line of Business Results

                                                   Continuing Operations      Discontinued
-                                              ------------------------------  Operations
                                               Commercial Corporate/            Mortgage   Consolidated
                                                Banking     Other*    Total   Banking/(1)/  BancGroup
-                                              ---------- ---------- -------- ------------ ------------
                                                                    (In thousands)
Year Ended December 31, 2001
Net interest income...........................  $429,350   $ (7,421) $421,929                $421,929
Provision for loan losses.....................    39,573         --    39,573                  39,573
Noninterest income............................    93,739        (30)   93,709                  93,709
Amortization and depreciation.................    32,825       (439)   32,386                  32,386
Noninterest expense...........................   245,724      6,058   251,782                 251,782
                                                --------   --------  --------   -------      --------
Income from continuing operations before
  income taxes................................   204,967    (13,070)  191,897                 191,897
Income taxes..................................    72,639     (3,458)   69,181                  69,181
                                                --------   --------  --------   -------      --------
Income from continuing operations.............   132,328     (9,612)  122,716                 122,716
Income (loss) from discontinued operations
  (net of taxes)..............................        --         --        --      (613)         (613)
                                                --------   --------  --------   -------      --------
       Net Income (loss)......................  $132,328   $ (9,612) $122,716   $  (613)     $122,103
                                                ========   ========  ========   =======      ========
Year Ended December 31, 2000
Net interest income...........................  $407,343   $ (7,021) $400,322                $400,322
Provision for loan losses.....................    29,775         --    29,775                  29,775
Noninterest income............................    77,849         36    77,885                  77,885
Amortization and depreciation.................    31,483       (418)   31,065                  31,065
Noninterest expense...........................   223,325      4,301   227,626                 227,626
                                                --------   --------  --------   -------      --------
Income from continuing operations before
  income taxes................................   200,609    (10,868)  189,741                 189,741
Income taxes..................................    72,420     (2,864)   69,556                  69,556
                                                --------   --------  --------   -------      --------
Income from continuing operations.............   128,189     (8,004)  120,185                 120,185
Income (loss) from discontinued operations and
  loss on disposal (net of taxes).............        --         --        --    (5,065)       (5,065)
                                                --------   --------  --------   -------      --------
       Net Income (loss)......................  $128,189   $ (8,004) $120,185   $(5,065)     $115,120
                                                ========   ========  ========   =======      ========
Year Ended December 31, 1999
Net interest income...........................  $388,412   $ (7,265) $381,147                $381,147
Provision for loan losses.....................    29,177         --    29,177                  29,177
Noninterest income............................    75,128        213    75,341                  75,341
Amortization and depreciation.................    27,928       (408)   27,520                  27,520
Noninterest expense...........................   209,041      3,354   212,395                 212,395
                                                --------   --------  --------   -------      --------
Income from continuing operations before
  income taxes................................   197,394     (9,998)  187,396                 187,396
Income taxes..................................    73,041     (3,681)   69,360                  69,360
                                                --------   --------  --------   -------      --------
Income from continuing operations.............   124,353     (6,317)  118,036                 118,036
Income (loss) from discontinued operations
  (net of taxes)..............................        --         --        --     3,527         3,527
                                                --------   --------  --------   -------      --------
       Net Income (loss)......................  $124,353   $ (6,317) $118,036   $ 3,527      $121,563
                                                ========   ========  ========   =======      ========

--------
*  Includes elimination of certain intercompany transactions.
(1) In December 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

   The most significant factors affecting income for 2001, 2000 and 1999 are highlighted below and discussed in greater detail in subsequent sections. All results discussed are in reference to continuing operations, unless otherwise noted.

  . An increase of 10.8% in average earning assets in 2001. This follows an increase of 9.5% in 2000 and 16.0% in 1999.

  . Internal loan growth of 9.8% from December 31, 2000 to December 31, 2001, following an increase of 15.0% from December 31, 1999 to December 31, 2000.

  . Maintenance of high asset quality and reserve coverage ratios. Net charge-offs were $28.7 million or 0.28% of average net loans in 2001 and $18.7 million or 0.21% of average net loans in 2000.

  . Increase in loan loss reserve percent to total loans to 1.18% at December 31, 2001 as compared to 1.14% at December 30, 2000.

  . Net interest margin decreased to 3.57% in 2001 from 3.76% in 2000 primarily due to repricing as a result of rapidly decreasing interest rates and balance sheet mix changes.

  . Average retail deposit growth was 12% from December 31, 2000 to December 31, 2001 and 9% from December 31, 1999 to December 31, 2000.

  . An increase of $7.7 million or 10% and $12.7 million or 20% in non-interest income in 2001 and 2000, respectively (excluding gain on sale of securities, gain on sale of certain branches, and other one time miscellaneous income from 1999).

  . Non-interest expense, excluding merger related expenses, remained 2.23% of average assets for both 2001 and 2000.

  . In 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations.

NET INTEREST INCOME:

   Net interest income is the difference between interest and fees earned on loans, securities and other interest earning assets and interest paid on deposits and borrowed funds (interest expense). Three-year comparisons of net interest income in dollars and yields on a tax equivalent basis are reflected on the average volume and rates table. This schedule is presented on a consolidated basis that includes the now discontinued mortgage operations. Net interest income on a tax equivalent basis increased 5% or $21.6 million to $424.7 million for the year ended December 31, 2001 from $403.1 million for the year ended December 31, 2000. The principal factors affecting the Company's yields and net interest income are discussed on the following pages.

Level of Interest Rates

   The Federal Reserve lowered the target fed funds rate 11 times in 2001, a total of 475 basis points, to 1.75% at year-end, its lowest level in over 40 years. Such a series of rate cuts by the Federal Reserve has not been observed since the last recession which occurred in 1991. The average targeted fed funds rate was 3.90% in 2001 versus 6.37% in 2000 and 5.21% in 1999. Although at December 31, 2000 BancGroup appeared positioned to benefit from declining rates, the position presented assumed an immediate rate shock with the opportunity for the balance sheet to reprice to the lower levels. Because the rate changes were so frequent over the course of the year, BancGroup's balance sheet has not yet fully repriced all liabilities to the lower levels.

   The outlook for rates in 2002 is once again much different than for the previous year. The Federal Reserve did not lower rates at their meeting in January and signaled that rate declines may be finished as there are signs the economy may be moving out of the recession that officially began in March 2001. The market is expecting rates to increase in the second half of 2002.

Growth in Earning Assets

   One of the most significant factors in the Company's increase in income has been the 10.8%, 9.5% and 16.0% increase in average interest-earning assets in 2001, 2000, and 1999, respectively. This strong growth in earning assets in 2001 was due in large part to the loan growth in the mortgage warehouse lending division, spurred by low mortgage rates. The growth in loans in this division contributed 49% of the $1.2 billion overall increase in earning assets in 2001. The division also contributed $10.3 million or 48% of the increase in net interest income in 2001. Earning assets as a percentage of total average assets were 94.4%, 92.5% and 90.8% in 2001, 2000 and 1999, respectively. However, the impact on net interest income from the growth in average earning assets was reduced by the compression in the net interest margin as discussed below.

Net Interest Margin

   The net interest margin declined from 3.76% in 2000 to 3.57% in 2001 due to a change in the balance sheet mix, as well as the impact of significant and rapid rate declines. Mortgage warehouse loans are 100% secured by newly created residential mortgage loans and therefore have a lower spread then other types of lending. Excluding the mortgage warehouse loans, the net interest margin for 2001 would have been 13 basis points higher at 3.70% versus 3.57% and in 2000 would have been 3.80%, four basis points above the 3.76% reported. Therefore, growth in this division accounted for nine of the 19 basis points decline in the net interest margin.

   The other significant shift in the balance sheet was the $565.6 million increase in long term debt. As rates declined BancGroup extended the term of its borrowings to take advantage of the lower rates. It is estimated that the addition of this long-term debt lowered the 2001 net interest margin by as much as 6 basis points in 2001. However this extension of the term of liabilities will serve to improve net interest income in future periods if rates were to increase.

Loan Mix

   At December 31, 2001, the Company's mix of loans reflected an increase in construction loans to 22.1% of the total portfolio from 17.6%, at December 31, 2000. The increase in the construction loans is primarily the result of loan growth in the Georgia, Florida, Nevada and Texas regions. Residential real estate loans decreased to 18.7% of the total portfolio at December 31, 2001 compared to 28.0%, at December 31, 2000. The residential real estate loans are predominantly adjustable rate first mortgages that have a low level of credit risk and accordingly have lower yields than other types of loans. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates but sells in the secondary market. This decrease was also due to the second quarter 2001 securitization of $307 million single-family real estate loans.

   Mortgage warehouse lending is a self-contained lending division that funds mortgage loans held for sale in the secondary market by various independent mortgage companies. The significant drop in mortgage rates between August and November 2001 resulted in large increases in funding of mortgage warehouse lines. Mortgage warehouse lending represented 12.4% of the Company's total loan portfolio at December 31, 2001 compared to 3.9% at December 31, 2000.

   The average rate on loans was 7.84% for 2001, a decline of 110 basis points compared to 8.94% for 2000.

Mortgage Loans Held for Sale

   Mortgage loans held for sale represent single family residential mortgage loans originated or acquired then packaged and sold. The level and direction of long-term interest rates have a dramatic impact on the volume of mortgage loan originations from new construction and refinancings. As a result of decreasing mortgage interest rates, average mortgage loans held for sale increased to $22.9 million in 2001 from $14.7 million in 2000. In 1999 the average volume of $341.7 million included volume generated by the wholesale production unit prior to its sale in the fourth quarter. Also as a result of the sale of the wholesale production unit, the Company has entered into a third party correspondent relationship for the sale of its retail production of fixed rate mortgage loans, which substantially eliminates the need to hedge interest rate risk associated with new production.

Noninterest earning assets

   The decline in average noninterest-earning assets of $ 156.2 million from 2000 to 2001 is primarily due to the sale of the mortgage servicing rights as a result of the Company's exit from that line of business and more efficient cash management. Average cash balances declined by $9.8 million in 2001 and $27.0 million in 2000, as a result of specific programs aimed at improving the Company's cash management efficiency.

Cost of Funds

   The average cost of funds decreased to 4.61% in 2001, compared to 5.48% in 2000 and 4.71% in 1999. The lower average cost of funds in 2001 is primarily the result of the previously discussed decrease in interest rates that began January 2001 and continued throughout the year. BancGroup funds loan growth primarily with customer deposits.

   The average rate on interest bearing deposits, excluding time deposits dropped 108 basis points to 2.34% for 2001 compared to 3.42% for 2000. Time deposits reprice much slower than other interest bearing deposits resulting in a decline of just 36 basis points in 2001 to an average of 5.64% versus 6.00% for 2000. As of December 31, 2001 time deposit balances totaled $4.7 billion at an average rate of 5.64% and an average remaining term to maturity of 8 months. Posted CD rates as of year-end for 6 to 12 month terms ranged from 1.85%-2.75%. Competitive pressures on new time deposits and variable interest deposits remained strong. Due to these pressures, the Company's funding mix has shifted during the past two years to a higher concentration of borrowings, primarily through credit facilities with the Federal Home Loan Bank. The percentage of average total borrowings to total assets is 26% for 2001, 22% for 2000, and 21% for 1999. These borrowings are an excellent funding source since they are at rates lower than or comparable to what the market rates are for new time deposit funds. In addition to these sources, the Company has initiated strategies to increase deposits through its retail branch network. As discussed under Liquidity, BancGroup's management considers these sources of funds to be adequate to fund future loan growth.

Noninterest-Bearing Deposits

   Average noninterest-bearing deposits increased by $120.7 million from 2000 to 2001 excluding the transfer of mortgage custodial deposits linked to the mortgage servicing rights sold during late 1999 and 2000 as part of the Company's decision to exit the mortgage servicing business. This increase was due to the Company's continuing effort to increase low cost or no cost deposits throughout its regions.

  Average Volume and Rates

                                               2001                            2000                            1999
                                   ----------------------------    ----------------------------    ----------------------------
                                     Average               Average   Average               Average   Average              Average
                                     Volume      Interest   Rate     Volume      Interest   Rate     Volume      Interest  Rate
                                   -----------   --------  ------- -----------   --------  ------- -----------   -------- -------
                                                                        (In thousands)
ASSETS:
Interest-earning assets:
  Loans, net of unearned
   income/(1)/.................... $ 9,303,798   $746,274   8.02%  $ 8,779,877   $786,675   8.94%  $ 7,655,634   $655,209  8.56%
  Mortgage warehouse lending......     815,387     46,858   5.75%      250,652     20,866   8.32%      116,250      8,410  7.23%
                                   -----------   --------   ----   -----------   --------   ----   -----------   --------  ----
  Total Loans.....................  10,119,185    793,132   7.84%    9,030,529    807,541   8.94%    7,771,884    663,619  8.54%
  Mortgage loans held for sale....      22,941      1,439   6.27%       14,711      1,168   7.94%      341,692     25,229  7.38%
  Investment securities and
   securities available for sale:
   Taxable........................   1,481,671     94,291   6.36%    1,443,077     95,540   6.62%    1,438,193     89,814  6.24%
   Nontaxable/(2)/................     110,316      7,992   7.24%      110,639      8,221   7.43%       92,335      6,729  7.29%
   Equity securities..............      90,639      5,903   6.51%       77,960      5,647   7.24%       83,709      5,670  6.77%
                                   -----------   --------          -----------   --------          -----------   --------
      Total securities............   1,682,626    108,186   6.43%    1,631,676    109,408   6.71%    1,614,237    102,213  6.33%
Federal funds sold, securities
 purchased under resale
 agreements and other short-
 term investments.................      56,432      2,620   4.64%       46,887      3,657   7.80%       65,711      3,252  4.95%
                                   -----------   --------          -----------   --------          -----------   --------
Total interest-earning assets.....  11,881,184   $905,377   7.62%   10,723,803   $921,774   8.60%    9,793,524   $794,313  8.11%
                                   -----------   --------          -----------   --------          -----------   --------
Allowance for loan losses.........    (117,536)                       (104,824)                        (91,783)
Cash and due from banks...........     282,500                         292,287                         319,290
Premises and equipment, net.......     193,793                         196,211                         194,317
Other assets......................     352,359                         483,691                         573,343
                                   -----------                     -----------                     -----------
Total Assets...................... $12,592,300                     $11,591,168                     $10,788,691
                                   ===========                     ===========                     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Interest-bearing demand
   deposits....................... $ 2,024,000   $ 48,581   2.40%  $ 1,737,129   $ 59,785   3.44%  $ 1,619,018   $ 44,345  2.74%
  Savings deposits................     470,509      9,894   2.10%      515,728     17,329   3.36%      582,402     17,668  3.03%
  Time deposits...................   4,700,236    265,024   5.64%    4,705,950    282,346   6.00%    4,128,030    217,153  5.26%
  Short-term borrowings...........   1,695,628     66,471   3.92%    1,534,283     97,002   6.32%    1,306,255     66,765  5.11%
  Long-term debt..................   1,538,027     90,729   5.90%      972,426     62,259   6.40%      954,848     58,545  6.13%
                                   -----------   --------          -----------   --------          -----------   --------
  Total interest-bearing
   liabilities....................  10,428,400    480,699   4.61%    9,465,516    518,721   5.48%    8,590,553    404,476  4.71%
                                   -----------   --------          -----------   --------          -----------   --------
  Noninterest-bearing demand
   deposits.......................   1,237,272                       1,116,535                       1,112,931
  Mortgage Custodial Deposits.....         963                         177,010                         305,033
  Other liabilities...............      99,584                         104,612                          91,700
                                   -----------                     -----------                     -----------
  Total liabilities...............  11,766,219                      10,863,673                      10,100,217
  Shareholders' equity............     826,081                         727,495                         688,474
                                   -----------                     -----------                     -----------
Total liabilities and
 shareholders' equity............. $12,592,300                     $11,591,168                     $10,788,691
                                   ===========                     ===========                     ===========
Rate differential.................                          3.01%                           3.12%                          3.40%
Net interest income and net yield
 on interest-earning assets/(3)/..               $424,678   3.57%                $403,053   3.76%                $389,837  3.98%
                                                 ========                        ========                        ========

--------
(1) Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3) Net interest income divided by average total interest-earning assets.

An Analysis of Interest Increases (Decreases)

                                             2001 Change From 2000         2000 Change From 1999
                                         ----------------------------  ----------------------------
                                                   Attributed To/(1)/            Attributed To/(1)/
                                          Amount   Volume     Rate      Amount    Volume     Rate
                                         --------  -------  ---------  --------  --------  --------
                                                               (In thousands)
Interest income:
 Taxable securities..................... $ (1,249) $ 2,515  $  (3,764) $  5,726  $    306  $  5,420
 Nontaxable securities/(2)/.............     (229)     (24)      (205)    1,492     1,358       134
 Equity securities......................      256      861       (605)      (23)     (402)      379
                                         --------  -------  ---------  --------  --------  --------
 Total securities.......................   (1,222)   3,352     (4,574)    7,195     1,262     5,933
 Total loans (net of unearned income)...  (40,401)  45,198    (85,599)  131,466    99,731    31,735
 Mortgage warehouse lending.............   25,992   34,189     (8,197)   12,456    11,019     1,437
 Mortgage loans held for sale...........      271      553       (282)  (24,061)  (25,828)    1,767
 Federal funds sold and securities
   purchased under resale agreements and
   Other short-term investments.........   (1,037)     643     (1,680)      405    (1,110)    1,515
                                         --------  -------  ---------  --------  --------  --------
       Total............................  (16,397)  83,935   (100,332)  127,461    85,074    42,387
                                         --------  -------  ---------  --------  --------  --------
Interest expense:
 Interest-bearing demand deposits.......  (11,204)   8,818    (20,022)   15,440     3,419    12,021
 Savings deposits.......................   (7,435)  (1,411)    (6,024)     (339)   (2,135)    1,796
 Time deposits..........................  (17,322)    (343)   (16,979)   65,193    32,533    32,660
 Short-term borrowings..................  (30,531)   9,361    (39,892)   30,237    12,827    17,410
 Long-term debt.........................   28,470   33,704     (5,234)    3,714     1,092     2,622
                                         --------  -------  ---------  --------  --------  --------
       Total............................  (38,022)  50,129    (88,151)  114,245    47,736    66,509
                                         --------  -------  ---------  --------  --------  --------
       Net interest income.............. $ 21,625  $33,806  $ (12,181) $ 13,216  $ 37,338  $(24,122)
                                         ========  =======  =========  ========  ========  ========

--------
(1) Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.
(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

  Noninterest Income

   One of BancGroup's primary strategies has been to expand its noninterest income. The Company continues to emphasize growth in wealth management services, international banking, electronic banking services and cash management services. These services provide a broad base of revenue generation capabilities. Noninterest income increased $15.8 million or 20.3% from 2000 to 2001 and $2.5 million or 3.4% from 1999 to 2000. Non-interest income from continuing operations excluding nonrecurring income from the gain on sale of certain branches, securities gains and other miscellaneous items increased 10% in 2001 and 20% in 2000.

                                                                    Increase (Decrease)
                                                              ------------------------------
                                     Years Ended December 31,   2001           2000
                                     ------------------------ Compared       Compared
                                       2001    2000    1999   to 2000   %    to 1999    %
                                     -------  ------- ------- -------- ----  -------- ------
                                                          (In thousands)
Noninterest income:
 Service charges on deposit accounts $42,032  $38,596 $39,305 $ 3,436   8.9% $  (709)   (1.8)%
 Wealth Management..................   8,670    8,530   5,544     140   1.6    2,986    53.9
 Electronic Banking.................   6,918    5,639   4,973   1,279  22.7      666    13.4
 Mortgage Origination...............   8,287    5,892     340   2,395  40.6    5,552  1632.9
 Securities Gains, net..............   8,701      538     497   8,163    --       41     8.2
 Other Income.......................  19,101   18,690  24,682     411   2.2   (5,992)  (24.3)
                                     -------  ------- ------- -------  ----  -------  ------
   Total noninterest income......... $93,709  $77,885 $75,341 $15,824  20.3% $ 2,544     3.4%
                                     =======  ======= ======= =======  ====  =======  ======

   Non-interest income from service charges on deposit accounts is significantly affected by competitive pricing on these services and the volume of non-interest bearing accounts. The average non-interest bearing retail deposits increased 10.8% in 2001 and .3% in 2000, while service charges on the accounts increased 8.9% in 2001 and decreased 1.8% in 2000. The increase of 8.9% in 2001 is primarily the result of increased service fee rates and the acquisitions completed in 2001. The decrease of 1.8% in 2000 was due to competitive pressures and increasing interest rates resulting in a shift to other deposit products.

   Service charges on deposit accounts through account analysis fees include income from the sale of cash management products. These products include lock box services, sweep accounts, zero balance accounts, electronic data interchange, automated clearing house and Business Banker Plus (TM), an online tool for bank account reporting services. Cash management revenues increased 32.7% and 41% in 2001 and 2000, respectively. Colonial continues to enhance and actively promote these products in its regional banks through a dedicated sales force. Colonial expects continued growth in cash management services by expanding these services to existing customers through cross-sell opportunities.

   Wealth management services include discount brokerage, investment sales, asset management, trust services and insurance including term, universal, whole life and long-term care. Sales of these products are directly affected by changes in the economy and the stock market as well as the perception of investors of the future impact of these changes. 2001 presented many unique situations including the terrorist attack of September 11, multiple, rapid drops in interest rates and a recession that impacted the stock market. As a result income from wealth management services was $8.7 million in 2001 as compared to $8.5 million in 2000, a 1.6% increase during a very tough year in the market.

   Electronic banking services continue to expand to meet customer demands for banking when and where they want it. These services are provided through our ATM network, business and personal check cards and our internet banking product. In 2001 Colonial increased the number of customers it serviced in ATM, check card and internet banking products. It also introduced its business check card product. As a result, electronic banking fees increased 22.7% in 2001 when compared to 2000.

   Mortgage origination is available in all of Colonial's regional banks. A central mortgage-processing unit that facilitates the production and sale of mortgage products supports each region except Texas. With the acquisition of Mercantile Bank in Dallas, TX, the Texas region will obtain an established mortgage production unit. Colonial offers both adjustable and fixed rate products. Adjustable rate products are generally retained in Colonial's loan portfolio while fixed rate products are sold in the secondary market. Income from loans originated and subsequently sold in the secondary market are reflected in noninterest income. Mortgage origination volume and product mix is directly affected by changes in mortgage interest rates. Mortgage origination income from secondary market loans increased 40.6% to $8.3 million in 2001 as compared to $5.9 million in 2000 due to the decrease in mortgage rates in late 2000 and throughout 2001. This decrease in rates created increased demand for fixed rate products due to an increase in home purchases and refinancing activity.

   As shown in the table above, securities gains in each of the three years were $8,701,000, $538,000, and $497,000, respectively. In 2001 sales of securities were undertaken in a realignment of the Company's mix of earnings assets.

   Other income of $10 million was recorded in 1999 as a result of gains on the sales of five supermarket branches in Florida and the company's Dalton, Georgia branches as well as other one-time miscellaneous income. Excluding these nonrecurring items, other income in 2000 increased approximately $4.0 million primarily due to increases in bank owned life insurance income, merchant services income, and check commissions.

  Non-interest Expense

   Non-interest expense to average assets was 2.23%, 2.23%, and 2.21% in 2001, 2000, and 1999 respectively (from continuing operations excluding merger related expenses).

   The company completed the conversion of branches purchased in Nevada during the first quarter of 2001, and branches purchased in Alabama and Florida during the fourth quarter of 2001. BancGroup also completed the conversion of Manufacturers Bank during the fourth quarter of 2001. In July 2000, the company announced definitive plans to exit the mortgage servicing business. As a result of the sale, 13 retail mortgage offices were merged into the regional bank structure of Colonial Bank. The company completed the conversion of an acquired bank in Texas in the first quarter of 2000, and conversions of banks acquired in Nevada in the second quarter of 2000. The company completed the sale of five supermarket branches in the first quarter of 1999, closed several unprofitable branches in the second quarter of 1999, completed the sale of its Dalton, Georgia branches in the third quarter of 1999, and sold the wholesale mortgage production unit in the fourth quarter of 1999. The expenses related to discontinued operations are not reflected in the following table. Each of these initiatives resulted in a reduction in operating expenses after its completion.


                                       Years Ended December 31,          Increase (Decrease)
                                     ----------------------------  ------------------------------
                                                                      2001            2000
                                                                    Compared        Compared
                                       2001      2000      1999     to 2000    %    to 1999    %
                                     --------  --------  --------  ---------  ---  ---------  ---
                                                            (In thousands)
Noninterest expense:
 Salaries and employee benefits..... $151,319  $137,311  $117,815  $  14,008   10% $  19,496   17%
 Occupancy expense, net.............   35,036    31,572    29,484      3,464   11      2,088    7
 Furniture and equipment expenses...   29,289    29,493    25,633       (204)  (1)     3,860   15
 Amortization of intangible assets..    6,251     5,226     5,241      1,025   20        (15)  --
 Merger related expenses............    3,049        --     1,307      3,049   --     (1,307)  --
 FDIC and state assessments.........    2,150     2,005     1,677        145    7        328   20
 Advertising and public relations...    6,093     7,908     7,863     (1,815) (23)        45    1
 Stationery, printing and supplies..    4,602     4,974     5,730       (372)  (7)      (756) (13)
 Telephone..........................    6,920     6,554     6,221        366    6        333    5
 Legal fees.........................    5,749     4,707     4,634      1,042   22         73    2
 Postage and courier................    7,052     6,867     6,795        185    3         72    1
 Insurance..........................    1,594     1,451     1,507        143   10        (56)  (4)
 Professional services..............    6,863     6,309     7,058        554    9       (749) (11)
 Travel.............................    3,787     3,575     3,636        212    6        (61)  (2)
 Other..............................   14,414    10,739    15,314      3,675   34     (4,575) (30)
                                     --------  --------  --------  ---------  ---  ---------  ---
     Total noninterest expense...... $284,168  $258,691  $239,915  $  25,477   10% $  18,776    8%
                                     ========  ========  ========  =========  ===  =========  ===
Noninterest expense, from
  continuing operations excluding,
  merger related expenses to average
  assets............................     2.23%     2.23%     2.21%

   In support of the Company's sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, incentives and branch network to enhance the Company's competitive presence in existing markets. BancGroup's philosophy is to make strategic investments in the tools employees need to optimize its customers' financial success. Accordingly, noninterest expense increased 10% in 2001 as compared to 2000.

   Salaries and benefits increased by $14.0 million in 2001 and $19.5 million in 2000. These salary increases are due to additional employees resulting from branch and bank acquisitions, additional branch openings, normal salary increases, additional incentive related compensation and increased pension cost.

   Net occupancy expense increased $3.5 and $2.1 million for 2001 and 2000, respectively, primarily due to new branch construction, improvements to existing branch locations, the purchase of additional branches and the relocation of certain branches and regional headquarters for better market presence.

   Furniture and equipment expense remained flat during 2001 when compared to 2000, this follows a 15% increase in 2000 over 1999 primarily due to improvements to the Company's computer and communication equipment and the conversions completed in 2000 discussed above.

   Amortization of intangible assets increased 20% over 2000 due to additional goodwill and core deposit intangibles resulting from branch purchases during 2001. With the implementation of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Instead, impairment testing will be performed at least annually on all goodwill and indefinite lived intangible assets. See "Financial Accounting Standards Board Releases" located in the management discussion and analysis section of this report for more detailed information.

   FDIC assessments increased slightly in 2001 due to an increase in BancGroup's deposits. The 20% increase in 2000 was due to a waiver of the state assessment in the first and second quarters of 1999.

   The $1.8 million decrease in advertising and public relations in 2001 was due to the expense reduction strategy initiated in the last half of the year as a result of economic conditions. Decreases in supplies were primarily due to operating efficiencies gained through technological advancements specifically related to the imaging of internal reports in 2000 and to the expense reduction initiative in 2001. The increase in 2001 of professional services and travel was primarily the result of the completion of the conversion process in 2001.

   The increase in legal expenses in 2001 was primarily the result of additional activities related to asset quality as well as other normal business issues. The increases in other expenses were due to normal expenses resulting from the Company's growth.

  Merger Related Expenses

   In 2001, BancGroup completed the acquisition of two branches in Nevada from First Security Bank, 13 branches from Union Planters in Alabama and Florida, and the merger with Manufacturers Bank of Florida in Tampa, Florida. The results for 2001 include pretax costs associated with these mergers and acquisitions totaling $4.7 million. These costs are composed of a $1.0 million additional loan loss provision to align Manufacturer's loan provisions with Company standards, $658,000 in personnel costs to complete the mergers, and transaction costs of $3.0 million such as legal and accounting fees, brokerage commissions, and incremental charges related to the integration of acquired banks, such as system conversions (including contract buy-outs and write offs of equipment) and employee severance.

  Income Taxes

   The provision for income taxes is as follows:

                                           2001     2000     1999
                                          -------  -------  -------
                                               (In thousands)
             Continuing operations....... $69,181  $69,556  $69,360
             Discontinued operations.....    (371)  (3,066)   2,134
                                          -------  -------  -------
                    Total................ $68,810  $66,490  $71,494
                                          =======  =======  =======

   BancGroup is subject to federal and state taxes at combined rates of approximately 36% for regular tax purposes and 23% for alternative minimum tax purposes. These rates are reduced or increased for certain nontaxable income or nondeductible expenses, primarily consisting of tax exempt interest income, partially taxable dividend income, nondeductible amortization of goodwill, and certain nondeductible acquisition expenses.

  Discontinued Operations

   In July 2000 BancGroup announced its definitive plans to exit the mortgage servicing business and discontinue the operations of mortgage servicing as a separate business unit and recorded a loss on disposal of discontinued operations of $4.3 million after tax in 2000. As of December 31, 2000, all loan servicing transfers were completed and the mortgage servicing rights removed from the Company's balance sheet. In addition, the escrow and custodial deposits related to those servicing rights have been transferred out of Colonial Bank resulting in a $176 million reduction in average noninterest bearing deposits from December 31, 2000 to December 31, 2001. At December 31, 2001, the balance sheet of the Company includes approximately $3.6 million in receivables and other advances, which represent the expected recoverable amounts once all documentation supporting the transferred loans is provided to the new servicer. Due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company revised its estimate of the cost to complete the disposition of this business resulting in a $613,000, net of tax expense in 2001. The loss from discontinued operations for the year ended December 31, 2000 was $743,000, net of tax.

REVIEW OF FINANCIAL CONDITION

  Overview

   Changes in ending asset balances of the company's segments and changes in selected components of the Company's balance sheet from December 31, 2000 to December 31, 2001 are as follows:


                                                          Increase    Increase
                                                         (Decrease)  (Decrease)
                                                           Amount        %
                                                         ----------  ----------
                                                             (In thousands)
Assets:
 Commercial Banking..................................... $1,214,464     10.2%
 Mortgage Banking/(1)/..................................    (29,050)   (82.9)
 Corporate/Other/(2)/...................................         68       .1
                                                         ----------    -----
       Total Assets..................................... $1,185,482      9.9%
Other Balance Sheet Components:
 Securities available for sale and investment securities $  365,762     24.1
 Mortgage loans held for sale...........................     25,587    259.3
 Loans, net of unearned income..........................    724,711      7.5
 Deposits...............................................    (20,443)     (.2)
 Mortgage custodial deposits............................    (12,427)   (99.9)
 Short-term borrowings..................................    230,575     12.2
 Long-term debt......................................... $  923,893    107.2%

--------
(1) The mortgage banking segment was discontinued in 2000.
(2) Includes eliminations of certain intercompany transactions.

   Management continually monitors the financial condition of BancGroup in order to protect depositors, increase shareholder value and protect current and future earnings. The most significant factors affecting BancGroup's financial condition from 2000 through 2001 have been:

  .  Internal loan growth of 9.8% in 2001 following 15.0% growth in 2000.

  . Loan mix changed to reflect a decrease in residential real estate loans to 18.7% of the total loan portfolio from 28.0% in 2000 and an increase in mortgage warehouse lending to 12.4% of the total loan portfolio in 2001 from 3.9% in 2000.

  . The mortgage warehouse lending division experienced loan growth of 241.5%, increasing loans outstanding to $1.3 billion at December 31, 2001 from $376.6 million at December 31, 2000.

  . Maintenance of high asset quality and reserve coverage of nonperforming assets. Nonperforming assets were 0.64% and 0.53% of related assets at December 31, 2001 and 2000, respectively. Net charge-offs were 0.28% of average loans during 2001 and 0.21% in 2000. The allowance for loan losses was 1.18% of loans at December 31, 2001, providing a 239% coverage of nonperforming loans (nonaccrual and renegotiated).

  . A loan to deposit ratio of 124.6% and 115.4% at December 31, 2001 and 2000, respectively. Federal Home Loan Bank borrowings, correspondent fed funds lines and brokered CD's continue to be a source of funding allowing the Company funding flexibility.

  . Increase of $25.6 million in mortgage loans held for sale during 2001 due primarily to the decline in mortgage rates throughout 2001, which increased new home purchases and refinancing activities.

  . Issuance of $150 million subordinated notes in 2001, which qualifies as Tier II Capital.

   These items, as well as a more detailed analysis of BancGroup's financial condition, are discussed in the following sections.

  Loans

   Growth in loans and maintenance of high asset quality are the principal ingredients for improved earnings. Management's emphasis, within all of BancGroup's banking regions, is on loan growth in accordance with local market demands and in reliance upon the lending experience and expertise in the regional banks and our specialized lending division such as mortgage warehouse. Management believes that its strategy of meeting local demands and utilizing local lending expertise has proved successful. This success is evident in internal loan growth of 9.8% in 2001, 15.0% in 2000, 16.0% in 1999 and 15.1% in
1998, excluding acquisitions. Internal loan growth continues to be a major factor in BancGroup's increasing earnings. This local customer relationship responsibility combined with independent oversight of credit decisions and conservative underwriting standards are key to the maintenance of the Company's high asset quality.

   BancGroup has a significant concentration of commercial real estate and construction loans representing 33.0% and 22.1% of total loans, respectively. BancGroup's commercial real estate and construction loans are spread geographically throughout Alabama and Florida and other areas including metropolitan Atlanta, Georgia, Dallas, Texas and Reno and Las Vegas, Nevada with no more than 18% of total loans in any one of these geographic regions. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia, Florida, Texas and Nevada are experiencing higher rates of growth. Real estate in BancGroup's lending areas has not experienced significantly inflated values due to excessive speculation or inflationary pressures. The collateral held in the commercial real estate and construction portfolios consists of various property types with no one property type constituting a concentration. For BancGroup, these property types are primarily multi-family housing, lodging, office buildings, warehouses, shopping centers, amusement/recreational facilities, one-to-four family residential housing developments, and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. BancGroup's commercial real estate and construction loans continue to perform at acceptable levels. Net charge-offs to average loans for the commercial real estate portfolio were 0.26% and 0.09% for 2001 and 2000, respectively. Net charge-offs to average loans for the construction portfolio were 0.01% and 0.03% for 2001 and 2000, respectively.

   Residential real estate loans represent 18.7% of total loans in 2001 compared to 28% in 2000. A portion of this decline is due to the second quarter 2001 securitization of approximately $307 million in single-family real estate loans which were 100% received back into BancGroup's securities portfolio as mortgage backed securities. Also, demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates, but sells in the secondary market. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have minimal credit risk and lower interest rate sensitivity. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Net charge-offs to average loans for the residential real estate portfolio was 0.11% for both 2001 and 2000.

   Loans classified as commercial, financial, and agricultural, representing 11.1% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail, or service businesses. The risk associated with loans in the category are generally related to earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

   Consumer loans, representing 2.3% of total loans, are loans to individuals for various purposes. Automobile loans and unsecured loans makeup the majority of these loans. The principle source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

   Outstanding loans in our international division, located in our South Florida Region, represent 0.72% of our total outstanding loans at December 31, 2001. This exposure is spread among approximately 30 banking institutions in ten Latin American / Caribbean countries. The banks are primarily top tier institutions. These transactions are trade related involving letters of credit as well as participations in commercial paper back up lines.

   BancGroup established a mortgage warehouse lending division in 1998. This department provides lines of credit collateralized by residential mortgage loans to top tier mortgage companies, predominantly in the southeast. Loans outstanding at December 31, 2001 and 2000 were $1.3 billion and $376.6 million, respectively, with unfunded commitments of $497 million and $213 million at December 31, 2001 and 2000, respectively.

   BancGroup does not have a syndicated lending department; however, the Company has 29 credits with commitments (funded and unfunded) of $554 million that fall within the bank regulatory definition of a "Shared National Credit" (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is under $75 million (which is a mortgage warehouse facility), with the smallest credit being approximately $190,000. Total fundings under these commitments total $278 million. Substantially all of the increase in these loans was attributed to the growth within our mortgage warehouse lending division.

   Although by definition these commitments are considered Shared National Credits, BancGroup's loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

  .  25%--commercial real estate projects located within existing markets
  . 13%--international credits which are primarily unfunded short-term commitments to tier one correspondent banks
  . 56%--mortgage warehouse lines to eight large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers)
  . 6%--operating facilities to two large national corporations headquartered in the Florida markets

   Management believes that these are sound participations involving credits that fit within Colonial's lending philosophy and meet its conservative underwriting guidelines.

   As discussed more fully in subsequent sections, management has established policies and procedures to ensure maintenance of adequate liquidity and liquidity sources. BancGroup has arranged funding sources in addition to customer deposits that provide the company the capability to exceed a 100% loan to deposit ratio and maintain adequate liquidity.

                            Gross Loans by Category

                                                            December 31,
                                       -------------------------------------------------------
                                          2001        2000       1999       1998       1997
                                       ----------- ---------- ---------- ---------- ----------
                                                           (In thousands)
Commercial, financial and agricultural $ 1,145,409 $1,264,281 $1,171,157 $1,049,397 $  839,944
Real estate -- commercial.............   3,417,517  3,208,911  2,543,532  2,300,483  1,945,768
Real estate -- construction...........   2,295,675  1,700,281  1,435,783  1,273,751  1,111,868
Real estate -- residential............   1,942,821  2,697,934  2,658,922  2,149,456  1,746,357
Installment and consumer..............     240,836    278,739    306,593    275,015    253,796
Mortgage warehouse lending............   1,286,399    376,638    172,425     84,894         --
Other.................................      39,019    116,518    131,223    104,228    145,026
                                       ----------- ---------- ---------- ---------- ----------
       Total loans.................... $10,367,676 $9,643,302 $8,419,635 $7,237,224 $6,042,759
                                       =========== ========== ========== ========== ==========

   Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. These differences, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction and Commercial Real Estate loans as December 31, 2001.

                                 Construction Commercial Real Estate
                                 ------------ ----------------------
                                           (In thousands)
            Average Loan Size...  $      445        $      488

            Geographic Diversity
             Alabama............  $  383,168        $  892,191
             Georgia............     419,695           445,676
             Florida............   1,052,080         1,546,139
             Texas..............     224,299           100,750
             Nevada.............     136,744           138,140
             Other..............      79,689           294,621
                                  ----------        ----------
                   Total........  $2,295,675        $3,417,517
                                  ==========        ==========

--------------------------------------------------------------------------------

Industry Distribution      % of Industry Distribution to                  % of Industry Distribution to
---------------------      ----------------------------                   ----------------------------
                           Construction          Total                    Commercial Real       Total
                            Portfolio          Portfolio                  Estate Portfolio    Portfolio
                           ------------        ---------                  ----------------    ---------
 Development..............      23%                5%    Retail..........        18%              6%
 1-4 Family Residential...      22%                5%    Office..........        16%              5%
 Land Only................      17%                4%    Multi-Family....        12%              4%
 Multi-Family.............       8%                2%    Lodging.........        11%              4%
 Condominium..............       8%                2%    Office/Warehouse        11%              3%
 Retail...................       5%                1%    Nursing Home....         5%              2%
 Other (13 types).........      17%                3%    Other (9 types).        27%              9%
                               ---                --                            ---              --
       Total                                             Total Commercial
        Construction......     100%               22%    Real Estate.....       100%             33%
                               ---                --                            ---              --

--------------------------------------------------------------------------------

Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

                                                Construction Commercial Real Estate
-                                               ------------ ----------------------
-                                                         (In thousands)
75 Largest Loans Total                            $801,079          $733,872
 % of 75 largest loans to category total.......       34.9%             21.5%
 Average Loan to Value Ratio (75 largest loans)         68%               71%
 Debt Coverage Ratio (75 largest loans)........        N/A              1.34x

Allocation of Allowance for Loan Losses

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

                  Allocation of the Allowance for Loan Losses

                                                                        December 31,
                            ----------------------------------------------------------------------------------------------------
                                    2001                 2000                1999                1998                1997
                            -------------------  -------------------  ------------------  ------------------  ------------------
                                     Percent of           Percent of          Percent of          Percent of          Percent of
                                      Loans to             Loans to            Loans to            Loans to            Loans to
                             Amount  Total Loans  Amount  Total Loans Amount  Total Loans Amount  Total Loans Amount  Total Loans
                            -------- ----------- -------- ----------- ------- ----------- ------- ----------- ------- -----------
                                                                       (In thousands)
Balance at end of period
 Applicable to:
 Commercial, financial, and
  agricultural............. $ 33,326     11.1%   $ 28,411     13.1%   $23,629     13.9%   $19,357     14.5%   $14,134     13.9%
 Real estate commercial....   50,393     33.0%     45,017     33.3%    35,961     30.2%    30,998     31.8%    26,361     32.2%
 Real estate construction..   17,256     22.1%     16,089     17.6%    17,096     17.1%    14,775     17.6%    13,913     18.4%
 Real estate -- residential    9,714     18.7%     13,705     28.0%    13,577     31.6%    12,659     29.7%    12,202     28.9%
 Installment and consumer..    2,390      2.3%      3,021      2.9%     4,091      3.6%     4,979      3.8%     5,110      4.2%
 Other.....................    9,121     12.8%      3,812      5.1%     4,673      3.6%     2,311      2.6%     1,327      2.4%
                            --------    -----    --------    -----    -------    -----    -------    -----    -------    -----
     Total................. $122,200    100.0%   $110,055    100.0%   $99,027    100.0%   $85,079    100.0%   $73,047    100.0%
                            ========    =====    ========    =====    =======    =====    =======    =====    =======    =====

Loan Maturity/Rate Sensitivity

   As discussed in a subsequent section, BancGroup seeks to maintain adequate liquidity and minimize exposure to interest rate volatility. The goals of BancGroup with respect to loan maturities and rate sensitivity continue to focus on shorter-term maturities and floating or adjustable rate loans. At December 31, 2001, approximately 62.2% of loans were floating rate loans.

   Contractual maturities may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan pay-offs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturity at December 31, 2001.

                                      Loan Maturity/Rate Sensitivity

                                                                      December 31, 2001
-                                       ------------------------------------------------------------------------------
                                                                                               Rate Sensitivity, Loans
                                                    Maturing               Rate Sensitivity     Maturing Over 1 Year
                                        -------------------------------- --------------------- -----------------------
                                          Within                Over
                                          1 Year   1-5 Years   5 Years     Fixed     Floating     Fixed     Floating
                                        ---------- ---------- ---------- ---------- ---------- ----------  ----------
                                                                        (In thousands)
Commercial, financial, and agricultural $  635,758 $  394,912 $  156,053 $  484,466 $  702,257 $  221,436  $  329,529
Real estate -- commercial..............    780,027  1,908,732    728,758  2,093,968  1,323,549  1,791,578     845,912
Real estate -- construction............  1,387,819    859,967     47,889    289,338  2,006,337    142,763     765,093
Real estate -- residential.............    260,041    522,790  1,159,990    787,508  1,155,313    665,234   1,017,546
Installment and consumer...............    124,379    105,355     11,102    216,619     24,217    106,148      10,309
Other..................................  1,232,106     34,764     17,234     49,237  1,234,867     25,575      26,423
                                        ---------- ---------- ---------- ---------- ---------- ----------  ----------
      Totals........................... $4,420,130 $3,826,520 $2,121,026 $3,921,136 $6,446,540 $2,952,734  $2,994,812
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

   BancGroup has standard policies and procedures for the evaluation of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the credit worthiness of the borrower, but generally require maximum loan-to-value ratios of 85% for commercial real estate and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios. Collateral values referenced above are monitored and estimated by loan officers through inspections, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers or guarantors' credit worthiness, the borrowers' other banking relationships, the bank's lending experience with the borrower, and any other potential sources of repayment.

   Based on the credit review process and loan grading system, BancGroup determines its allowance for loan losses and the amount of provision for loan losses. The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb probable losses on loans present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; (3) the provision for loan losses charged to income, which increases the allowance, and (4) the allowance for loan losses of acquired banks. In determining the provision for loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of historical loss experience and current economic conditions.

   The overall goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow increased flexibility in their timely disposition.

Loan Loss Experience

   The ratio of net charge-offs to average loans was 0.28%, 0.21%, and 0.22% in 2001, 2000, and 1999, respectively. As a result of the Company's localized lending strategies and early identification of potential problem loans, BancGroup's net charge-offs have been consistently low.

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

                        Summary of Loan Loss Experience

                                                              Years Ended December 31,
                                            -----------------------------------------------------------
                                               2001         2000        1999        1998        1997
                                            -----------  ----------  ----------  ----------  ----------
                                                                   (In thousands)
Allowance for loan losses --
 January 1................................. $   110,055  $   99,027  $   85,079  $   73,047  $   62,319
Charge-offs:
 Commercial, financial and
   agricultural............................      14,731      10,650      10,162       6,543       5,632
 Real estate -- commercial.................       9,354       3,399       3,348       3,355       2,994
 Real estate -- construction...............         292         529       1,190       1,744         436
 Real estate -- residential................       3,148       3,260       2,673       3,443       1,782
 Installment and consumer..................       4,049       4,492       5,351       6,882       5,728
 Other.....................................       1,155       1,117       1,711       1,468         695
                                            -----------  ----------  ----------  ----------  ----------
       Total charge-offs...................      32,729      23,447      24,435      23,435      17,267
                                            -----------  ----------  ----------  ----------  ----------
Recoveries:
 Commercial, financial and
   agricultural............................         698       1,272       2,519       1,278       1,016
 Real estate -- commercial.................         404         745         633       1,456       1,026
 Real estate -- construction...............           9          62          59          52          91
 Real estate -- residential................         565         440         873         589         246
 Installment and consumer..................       1,999       1,898       2,702       1,953       1,820
 Other.....................................         330         283         385         788         137
                                            -----------  ----------  ----------  ----------  ----------
       Total recoveries....................       4,005       4,700       7,171       6,116       4,336
                                            -----------  ----------  ----------  ----------  ----------
Net charge-offs............................      28,724      18,747      17,264      17,319      12,931
Addition to allowance charged to
  operating expense........................      39,573      29,775      29,177      27,511      16,786
Allowance added from bank
  acquisitions.............................       1,296          --       2,035       1,840       6,873
                                            -----------  ----------  ----------  ----------  ----------
Allowance for loan losses --
  December 31.............................. $   122,200  $  110,055  $   99,027  $   85,079  $   73,047
                                            ===========  ==========  ==========  ==========  ==========
Loans (net of unearned income)
  December 31.............................. $10,367,665  $9,642,954  $8,419,225  $7,235,057  $6,041,025
Ratio of ending allowance to ending
  loans (net of unearned income)...........        1.18%       1.14%       1.18%       1.18%       1.21%
Average loans (net of unearned
  income).................................. $10,119,185  $9,030,529  $7,771,884  $6,561,770  $5,587,695
Ratio of net charge-offs to average
  loans (net of unearned income)...........        0.28%       0.21%       0.22%       0.26%       0.23%
Allowance for loan losses as a percent
  of nonperforming loans (nonaccrual
  and renegotiated)........................         239%        258%        275%        248%        250%

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

                             Nonperforming Assets

                                                                         December 31,
                                                         -------------------------------------------
                                                          2001     2000     1999     1998     1997
                                                         -------  -------  -------  -------  -------
                                                                        (In thousands)
 Aggregate loans for which interest is not being
   accrued.............................................. $49,675  $41,419  $34,765  $32,911  $28,209
 Aggregate loans renegotiated to provide a
   reduction or deferral of interest or principal
   because of deterioration in the financial
   condition of the borrower............................   1,507    1,161    1,265    1,334    1,014
                                                         -------  -------  -------  -------  -------
         Total nonperforming loans*.....................  51,182   42,580   36,030   34,245   29,223
 Other real estate and in-substance foreclosure.........  15,198    8,680    9,009    8,164   14,345
 Repossessions..........................................     355      298      206      564      796
                                                         -------  -------  -------  -------  -------
         Total nonperforming assets*.................... $66,735  $51,558  $45,245  $42,973  $44,364
                                                         -------  -------  -------  -------  -------
 Aggregate loans contractually past due 90 days
   for which interest is being accrued.................. $28,249  $ 9,842  $11,204  $ 9,015  $ 7,346
 Total nonperforming loans as a percent of net
   loans................................................    0.49%    0.44%    0.43%    0.47%    0.48%
 Total nonperforming assets as a percent of net
   loans, other real estate and repossessions...........    0.64%    0.53%    0.54%    0.59%    0.73%
 Total nonperforming loans and 90 day past due
   loans for which interest is being accrued as a
   percent of net loans.................................    0.77%    0.54%    0.56%    0.60%    0.61%
 Allowance for loan loss as a percent of
   nonperforming loans (nonaccrual and
   renegotiated)........................................     239%     258%     275%     248%     250%

--------
* Total does not include loans contractually past due 90 days or more which are still accruing interest

   Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $500,000) individual credits.

   Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $258 million of loans, which have been placed, on a "watch list". The status of these loans is reviewed at least monthly by loan officers and annually by BancGroup's centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of December 31, 2001, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans as "watch list" well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

   The above nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

   Interest income recognized and interest income foregone on nonaccrual loans was not significant for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.

   A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement The recorded investment in impaired loans at December 31, 2001 and 2000 was $46.2 million and $29.5 million, respectively and these loans had a corresponding valuation allowance of $19.7 million and $14.5 million, respectively. The average investment in impaired loans during 2001 and 2000 totaled $47.7 million and $29.1 million, respectively.

Securities

   On a daily basis, Colonial BancGroup determines the funds available for short-term investment while funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements and maturities of securities, as well as other factors. Based on these factors, the Company's interest rate risk position and management's interest rate and income tax forecasts, an investment strategy is determined.

   All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity investments was $30.1 million at the end of 2001 compared to $47 million at year end 2000. The aforementioned decline was due to maturities and calls in the portfolio. Securities classified as held to maturity consisted primarily of U.S. Treasury bonds, agency mortgage backed securities and state, county and municipal obligations. Overall, the stated maturity of these securities was 5.13 years with an average life of 3.5 years.

   Securities available for sale represent those securities that the company intends to hold for an indefinite period of time or that may be sold in response to changes in interest rates, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added or deducted from shareholders' equity. At December 31, 2001, available-for-sale securities totaled $1.9 billion or 98% of the total portfolio versus $1.5 billion or 97% at the end of 2000. The increase of $400 million in 2001 resulted from the investment of excess liquidity during a period of slowing loan growth and the $307 million securitization of single-family real estate loans in the second quarter of 2001 of which $96 million remains in the securities portfolio at December 31, 2001. Securities available for sale at year-end 2001 consisted of U.S. Treasury and federal agency notes (3%), variable and fixed rate agency mortgage-backed securities (79%), state, county and municipal securities (5%), other private issuer mortgage-backed and trust preferred securities (8%), and equities (5%) which consist primarily of Federal Home Loan Bank stock and Federal Reserve Bank stock. Overall, the stated maturity of these securities was 20.92 years with an average life of 3.25 years. Stated maturities differ from average lives because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. BancGroup's mortgage-backed security portfolio as of December 31, 2001 does not include any interest-only strip securities and the amount of unamortized premium on mortgage-backed securities is approximately $7,400,000.

   Colonial's policy requires all securities purchased for the securities portfolio, except state, county and local municipal obligations, to be rated investment grade or better. The purchase of non-rated municipal securities is limited by policy to those bonds in the general market served by BancGroup which provide opportunities for additional banking business. Securities backed by the U.S. Government and its agencies, both on a direct and indirect basis, represented approximately 82% of the total portfolio at December 31, 2001.

   At December 31, 2001, there was no single issuer, with the exception of the U.S. government and U.S. government agencies, where the aggregate book value of these securities exceeded 10% of shareholders equity ($86.5 million).

   The changes noted above are reflected in the following table.

                            Securities by Category

                                                                       Carrying Value at December 31,
                                                                      --------------------------------
                                                                         2001       2000       1999
                                                                      ---------- ---------- ----------
                                                                               (In thousands)
Investment securities:
 U.S. Treasury securities and obligations of U.S. government agencies $      500 $    3,138 $    4,153
 Mortgage-backed securities..........................................      6,584     15,132     24,833
 Obligations of state and political subdivisions.....................     21,846     27,143     33,620
 Other...............................................................      1,125      1,635      1,648
                                                                      ---------- ---------- ----------
       Total......................................................... $   30,055 $   47,048 $   64,254
                                                                      ========== ========== ==========
Securities available for sale:.......................................
 U.S. Treasury securities and obligations of U.S. government agencies $   59,332 $  244,974 $  183,189
 Mortgage-backed securities..........................................  1,470,533    902,204  1,091,364
 Obligations of state and political subdivisions.....................     89,497     93,435     71,652
 Other...............................................................    233,077    229,071    163,663
                                                                      ---------- ---------- ----------
       Total......................................................... $1,852,439 $1,469,684 $1,509,868
                                                                      ========== ========== ==========

   The carrying value of securities at December 31, 2001 mature as follows:

                   Maturity Distribution of Securities/(3)/

                                      Within 1 Year       1-5 Years      5-10 Years   Over 10 Years
                                    -----------------  --------------  -------------  -------------
                                               Average         Average        Average        Average
                                      Amount    Rate   Amount   Rate   Amount  Rate   Amount  Rate
                                    ---------- ------- ------- ------- ------ ------- ------ -------
                                                             (In thousands)
Investment securities:
 U.S. Treasury securities.......... $       --    --%  $    --    --%  $   --    --%  $  500  7.25%
 Obligations of U.S. government
   agencies and mortgage backed
   securities......................        521  6.95%    1,671  6.86%   2,058  7.46%   2,334  7.25%
 Obligations of state and political
   subdivisions/(1)/...............      4,735  8.14%   11,350  8.02%   4,353  7.88%   1,408  8.42%
 Other.............................        100  2.50%    1,025  4.15%      --    --%      --    --%
                                    ----------  ----   -------  ----   ------  ----   ------  ----
       Total....................... $    5,356  7.92%  $14,046  7.60%  $6,411  7.75%  $4,242  7.64%
                                    ----------  ----   -------  ----   ------  ----   ------  ----
Securities available for sale/(2):/
 U.S. Treasury securities and
   obligations of U.S.
   government agencies............. $   59,332  5.80%
 Mortgage-backed securities........  1,470,533  6.05%
 obligations of state and political
   subdivisions/(1)/...............     89,497  7.46%
 Other.............................    233,077  5.91%
                                    ----------  ----
       Total....................... $1,852,439  6.09%
                                    ==========  ====

--------
(1) The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2) Securities available for sale are shown as maturing within one year although BancGroup intends to hold these securities for an indefinite period of time. (See Contractual Maturities in Note 3 to the consolidated financial statements.) This category excludes all corporate common and preferred stock since these instruments have no maturity date.
(3) Expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or pre-pay obligations without call or pre-payment penalties.

Mortgage Servicing Rights and Servicing Hedge

   In July 2000, the Company announced definitive plans to exit the mortgage servicing business. As of December 31, 2000, all sales of the servicing rights and transfers of underlying loans were completed. For this reason, MSR's were $0 at December 31, 2001 and 2000 compared to $238 million at December 31, 1999. (See Note 6 to the Consolidated Financial Statements for details on discontinued operations)

   As a result of the previously discussed plans to exit the mortgage servicing business, all hedges related to MSR's were liquidated during the third quarter of 2000.

Deposits

   BancGroup's deposit structure consists of the following:

                                                     December 31,       % of Total
                                                 --------------------- ------------
                                                    2001       2000    2001   2000
                                                 ---------- ---------- -----  -----
                                                           (In thousands)
Noninterest-bearing demand deposits............. $1,439,200 $1,205,267  17.3%  14.4%
Mortgage Custodial Deposits.....................         17     12,444    --    0.2
Interest-bearing demand deposits................  2,231,166  1,883,509  26.8   22.5
Savings deposits................................    443,666    464,489   5.3    5.6
Certificates of deposits less than $100,000.....  2,363,607  2,976,997  28.4   35.6
Certificates of deposits more than $100,000.....  1,456,684  1,442,978  17.5   17.3
IRA's...........................................    334,380    318,479   4.0    3.8
Open time deposits..............................     54,259     51,686   0.7    0.6
                                                 ---------- ---------- -----  -----
       Total deposits........................... $8,322,979 $8,355,849 100.0% 100.0%
                                                 ========== ========== =====  =====

   BancGroup, through its acquisitions and branch expansion programs, has increased its market presence into high growth areas in the country. The principal goal is to provide the Company's retail customer base with convenient access to branch locations while enhancing the Company's potential for future increases in profitability. The growth of deposits continues to be a primary strategic initiative of BancGroup, although competition for deposits remains strong within the banking industry as well as increased competition from other business sectors.

   BancGroup is continuing initiatives to grow deposits throughout its market. The high growth areas of Florida are a primary focus due to the lower cost of funds in that market. Average retail deposits (excluding mortgage custodial and brokered deposits) increased $553.1 million in 2001 which represents a 7% growth over 2000's average. BancGroup's retail deposit base is currently 43% in Alabama, 43% in Florida, 8% in Georgia, 3% in Texas and 3% in Nevada. As market demographics change, products and services are structured to meet the needs of a particular region or customer base. Strong regional management supported by BancGroup's asset/liability and product and services management teams provide the Company with resources to remain competitive in its deposit markets.

   The growth in retail deposits in 2001 provided funds which allowed for the reduction in the brokered deposits of $313 million as well as off-setting the reduction in mortgage custodial deposits of $12 million. The reduction in mortgage custodial deposits is a result of the Company's exit from the mortgage servicing business as discussed previously. The Company's brokered Certificate of Deposit (CD) program offers CD's in increments of $1,000 to $99,000 to out of market customers at competitive rates and maturities. At December 31, 2001 and 2000, $112 million and $425 million, respectively were outstanding under this program. The Company has a brokered money market program that attracts deposits from out-of-market customers. At December 31, 2001 and 2000, $74 million and $66 million were outstanding, respectively.

Interest Rate Sensitivity

   The Federal Reserve has lowered the target fed funds rate 11 times in 2001, a total of 475 basis points, to 1.75% at year-end, its lowest level in over 40 years. Such a series of rate cuts by the Federal Reserve has not been observed since the last recession which occurred in 1991. Despite the significant and rapid decline in rates, BancGroup's net interest margin when adjusted for the significant growth in low margin mortgage warehouse loan declined just 9 basis points.

   BancGroup has an Asset/Liability Management Committee ("ALMCO"), the objective of which is to optimize the net interest margin while assuming reasonable business risks. ALMCO annually establishes operating constraints for critical elements of BancGroup's business, including interest rate sensitivity. The goal of ALMCO is to minimize the volatility in the net interest margin caused by changes in interest rates, by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities and by analyzing and taking action to manage mismatch and basis risk. One of the actions taken by ALMCO in 2001 was to extend the duration of its liabilities to take advantage of lower long-term rates and to provide protection from rates eventually rising.

   ALMCO monitors the impact of changes in interest rates on net interest income using several tools, including static rate sensitivity reports, or Gap reports, and income simulations modeling under multiple rate scenarios.

   The following table represents the output from the Company's simulation model based on the starting balance sheet as of December 31,2001, when the Fed Funds Rate was 1.75%. The table measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of Net Interest Income under these scenarios is compared to both the twelve month Net Interest Income projection with rates unchanged and fourth quarter 2001 Net Interest Income annualized.


                                         Percentage Change in 12 Month Projected
                                                Net Interest Income/ (1)/:
                                       Versus Projected                Versus
                                   Net Interest Income Under 4th Qtr. 2001 Net Interest
Basis Points change Fed Funds Rate      No Rate Change           Income Annualized
------------------- -------------- ------------------------- --------------------------
     +200..........      3.75                 (1)%                       7%
     +100..........      2.75                 (1)%                       7%
     No change.....      1.75                 --                         8%
     -100..........      0.75                  0%                        8%

--------
(1) The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

   This table shows that under all rate shock scenarios, net interest income is expected to improve 7% to 8% versus recent results. The improvements in net interest income is due largely to the downward repricing of the CD portfolio. As of December 31, 2001, $2.7 billion of BancGroup's CD portfolio will mature and reprice within the next six months at rates that are expected to be approximately 2% below their current cost.

   The following table represents the output of the simulation model for the net portfolio value (NPV), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the NPV under 100 basis point rate shocks versus the NPV assuming rates as of December 31, 2001.

                                    % Change in Net Portfolio Value vs. NPV under
Basis Points Change Fed Funds Rates                No Rate Change
------------------- --------------- ---------------------------------------------
+200...............      3.75                            1.5%
+100...............      2.75                            1.0%
No Change in Rates.      1.75                            0.0%
-100...............      0.75                           (3.9)%

   The following table summarizes BancGroup's Maturity / Rate Sensitivity or Gap at December 31, 2001.

                                                          At December 31, 2001
                                -----------------------------------------------------------------------
                                                       Interest Sensitive Within
                                -----------------------------------------------------------------------
                                   Total        0-90       91-180     181-365      1-5        Over 5
                                  Balance       Days        Days       Days       Years       Years
                                -----------  ----------  -----------  --------  ----------  -----------
                                                             (In thousands)
Rate Sensitive Assets:
 Federal Funds sold and
   resale Agreements........... $    15,084  $   15,084  $        --  $     --  $       --  $        --
 Investment securities.........      30,055       1,216          681     3,563      13,050       11,545
 Securities available for sale.   1,852,439     237,445       79,744   204,486     901,475      429,289
 Mortgage loans held for
   sale........................      35,453      35,453           --        --          --           --
                                -----------  ----------  -----------  --------  ----------  -----------
 Loans, net of unearned
   income......................  10,367,665   6,107,767      412,353   688,295   2,476,054      683,196
 Allowances for loan losses....    (122,200)    (71,579)      (4,900)   (8,179)    (29,423)      (8,119)
                                -----------  ----------  -----------  --------  ----------  -----------
 Net loans.....................  10,245,465   6,036,188      407,453   680,116   2,446,631      675,077
 Nonearning assets.............   1,006,607          --           --        --          --    1,006,607
                                -----------  ----------  -----------  --------  ----------  -----------
       Total Assets............ $13,185,103  $6,325,386  $   487,878  $888,165  $3,361,156  $ 2,122,518
                                ===========  ==========  ===========  ========  ==========  ===========
Rate Sensitive Liabilities:
 Interest-bearing demand
   deposits.................... $ 2,231,166  $  647,648  $   439,179  $     --  $1,126,919  $    17,420
 Savings deposits..............     443,666     136,434       88,733        --     197,149       21,350
 Certificates of deposits less
   than $100,000...............   2,363,607     929,901      565,809   490,819     377,012           66
 Certificates of deposits
   more than $100,000..........   1,456,684     645,826      348,400   287,015     174,538          905
 IRAs..........................     334,380     103,674       64,087    64,435     101,968          216
 Open time deposits............      54,259      49,164          477     4,618          --           --
 Short-term borrowings.........   2,128,133   2,113,871       14,262        --          --           --
 Long-term debt................   1,786,140     161,247           --        --     859,375      765,518
 Noncosting liabilities &
   equity......................   2,387,068          --           --        --          --    2,387,068
       Total Liabilities &
         Equity................ $13,185,103  $4,787,765  $ 1,520,947  $846,887  $2,836,961  $ 3,192,543
                                ===========  ==========  ===========  ========  ==========  ===========
Gap............................ $        --  $1,537,621  $(1,033,069) $ 41,278  $  524,195  $(1,070,025)
                                ===========  ==========  ===========  ========  ==========  ===========
Cumulative Gap................. $        --  $1,537,621  $   504,552  $545,830  $1,070,025  $        --
                                ===========  ==========  ===========  ========  ==========  ===========

   The last two lines of the preceding table represents the interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. The interest rate sensitivity gap schedule reflects a 4.14% positive gap at 12 months; therefore as of December 31, 2001 BancGroup generally has a greater exposure to net income if interest rates decrease.

   In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. For all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities' earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and prepayment assumptions. Furthermore, the balances reflect contractual repricing of the deposits and management's position on repricing certain deposits where management discretion is permitted. Certain demand deposit accounts and regular savings accounts have been classified as repricing beyond one year in accordance with regulatory guidelines. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive. If these accounts were included in the 0-90 day category, the gap in that time frame would be a negative $353 million with a corresponding cumulative gap at one year of $1.0 billion.

Liquidity

   Another prominent focus of ALMCO is maintaining adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

   Core deposit growth is a primary focus of BancGroup's funding and liquidity strategy. Average retail deposits excluding broker and time deposits grew at rate of 11% in 2001 versus 2000. Core deposit growth continues to be a primary strategic objective of the Company.

   In November 2001, BancGroup introduced the Colonial Premier account, a combined checking, money market and brokerage account that offers an FDIC insured money market option to our private banking clients and brokerage customers. At February 28, 2002 the balances in the FDIC insured money market account had reached $80 million.

   In addition to funding growth through core deposits, BancGroup has worked to expand the availability of long and short term wholesale funding sources. The most significant expansion of wholesale funding availability came from the FHLB's expansion of acceptable collateral to include commercial real estate loans. As of December 31, 2001 commercial real estate collateral accounted for 44% of the $2.3 billion in lendable collateral value pledged to the FHLB. Overall BancGroup utilized 57% of the total wholesale funding sources estimated to be available to them as of December 31, 2001. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

Borrowings

   BancGroup utilizes a variety of funding sources to assist in meeting its needs of funding loan growth, securities acquisition and deposit fluctuations. Fed Funds lines and repurchase agreements are sources for short-term borrowings and credit facilities with the FHLB are used for both short and long term borrowings. Additionally, BancGroup has a $25 million revolving credit facility with nothing outstanding at year end with an unaffiliated financial institution. BancGroup has from time-to-time, issued subordinated debentures, subordinated notes and trust preferred securities to provide both capital and funding.

   Over the course of 2001, BancGroup increased long-term borrowings from the FHLB to fund long-term assets and increased short-term Fed Funds purchased and repurchase agreements to fund the increase in mortgage warehouse loans that reprice daily. The FHLB credit facility availability increased significantly in 2001 as commercial real estate loans and securities were pledged in addition to the previously pledged 1 to 4 family residential loans.

   FHLB borrowings increased by $188 million to $1.4 billion as of December 31, 2001, compared to the previous year-end. Net availability from FHLB at December 31, 2001 was $813 million an increase of $629 million versus the prior year end, despite the $213 million increase in outstanding.

   Similarly, Fed Funds purchased increased by $564 million to $1.4 billion as of December 31, 2001 compared to the previous year-end. Fed Funds purchased lines increased by $745 million during the year resulting in a $198 million net increase in availability from Fed Funds at year-end. Subsequent to December 31, 2001 mortgage warehouse loans and the related funding source, Fed Funds purchased both dropped back to September 30, 2001 levels as the surge in mortgage refinancing receded.

   On May 23, 2001, Colonial Bank issued $150 million in subordinated notes at 9.375% due June 1, 2011 for general corporate and banking purposes in the ordinary course of business. This debt qualifies as Tier II capital. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate on the notes of 3 month LIBOR + 3.28%. As of December 31, 2001, the net effective floating rate was 5.39%.

   Short-term borrowings were comprised of the following at December 31, 2001, 2000, and 1999:


                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                        (In thousands)
 FHLB borrowings.............................. $   50,534 $  650,527 $  590,521
 Federal funds purchased......................  1,393,521    829,386    210,032
 Repurchase Agreements (Retail)...............    569,816    325,031    242,500
 Repurchase Agreements (Wholesale)............    114,262     89,144    150,571
 Other short-term borrowings..................         --      3,470        225
                                               ---------- ---------- ----------
          Total Short Term Borrowings......... $2,128,133 $1,897,558 $1,193,849
                                               ========== ========== ==========

   Long-term borrowings were comprised of the following at December 31, 2001, 2000, and 1999:

                                                   2001      2000     1999
                                                ---------- -------- --------
                                                       (In thousands)
   FHLB borrowings............................. $1,361,938 $574,022 $591,549
   Repurchase Agreements (Wholesale)...........     88,064  102,325  132,325
   Subordinated Notes..........................    254,305  100,000  100,000
   Trust Preferred Securities..................     70,000   73,000   72,500
   Variable Rate Subordinated Debentures.......      7,725    7,725    7,725
   Convertible Subordinated Debentures.........      3,520    4,175    4,323
   Other.......................................        588    1,000    2,649
                                                ---------- -------- --------
            Total Long Term Borrowings......... $1,786,140 $862,247 $911,071
                                                ========== ======== ========

Contractual Obligations and Commercial Commitments

   At December 31, 2001, BancGroup had contractual obligations maturing as follows:

                                            Payments Due by Period
                                         ----------------------------
                                         Less than   1-3               After 5
Contractual Obligations         Total     1 Year    Years   4-5 Years   Years
-----------------------       ---------- --------- -------- --------- ----------
                                                (in thousands)
Long-Term Debt*.............. $1,868,906  $ 2,110  $631,961 $203,605  $1,031,230
Operating Leases.............    101,063   17,320    33,734    7,818      42,191
                              ----------  -------  -------- --------  ----------
Total Contractual Obligations $1,969,969  $19,430  $665,695 $211,423  $1,073,421

--------
* Includes current maturity of long-term debt reported in short-term borrowings.

   Convertible subordinated debentures totaling approximately $3.5 million are convertible at any time into shares of BancGroup common stock. Trust Preferred Securities in the amount of $70 million are subject to redemption by BancGroup, in whole or part any time after January 29, 2007 until maturity in January 2017.

   BancGroup is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

   BancGroup's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans is represented by the contractual amount of those instruments. BancGroup uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. BancGroup has no significant concentrations of credit risk with any individual counter-party to originate loans. The total amounts of financial instruments with off-balance sheet risk as of December 31, 2001 are as follows:

                                                 Amount of Commitment
                                                 Expiration Per Period
                                                 ---------------------
                                                  Less than    Over
         Other Commercial Commitments   Total      1 Year     1 Year
         ---------------------------- ---------- ----------  --------
                                               (in thousands)
          Loan Commitments........... $2,939,904 $1,965,734  $974,170
          Standby letters of credit.. $  243,873 $  243,873  $     --

   The $974 million in loan commitments with maturities over one year is 9.4% of total outstanding loans. Less than 8% of these commitments (.7% of total loans) are unsecured.

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

   The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 2001 are stated below:

Capital (thousands)
Tier I Capital:
 Shareholders' equity (excluding unrealized gain on securities available for sale, and intangibles
   plus Trust Preferred Securities)...................................................................... $   805,107
Tier II Capital:
 Allowable loan loss reserve.............................................................................     122,200
 Subordinated debt.......................................................................................     261,245
 45% of net unrealized gains on available for sale equity securities.....................................         221
                                                                                                          -----------
         Total Capital................................................................................... $ 1,188,773

Risk Adjusted Assets (thousands)......................................................................... $10,893,242

Total Assets (thousands)................................................................................. $13,185,103

                                                     2001   2000
                                                     -----  -----
              Tier I leverage ratio.................  6.24%  6.66%
              Risk Adjusted Capital Ratios:
                       Tier I Capital Ratio.........  7.39%  8.24%
                       Total Capital Ratio.......... 10.91% 10.59%

   BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The decreases in the risk adjusted tier one ratios shown above are primarily due to asset growth. The increase in the total capital ratio is a result of the issuance of $150 million in subordinated notes discussed previously, partially offset by growth in assets.

Regulatory Restrictions

   As noted previously, dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

   Colonial Bank is also required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2001, these deposits were not material to BancGroup's funding requirements.

Financial Accounting Standards Board Releases

   In June 1998, the Financial Accounting Standard Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of derivative (that is, gains and losses) depends on the intended used of the derivative and the resulting designation.

   Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

   On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and amendment to delay the effective date of SFAS No. 133. The effective date for this statement was delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. BancGroup adopted SFAS No. 133 and SFAS No. 137 on January 1, 2001, and as of that date and at December 31, 2001 BancGroup's derivative instruments qualified for hedge accounting treatment per these statements. The effect of adopting these statements is immaterial to the financial statements presented.

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

   On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years. Based on amortization expense recorded in 2001, BancGroup estimates that the elimination of goodwill amortization expense will increase net income by approximately $3.6 million after tax or $.03 per share.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. Management is currently evaluating the impact that SFAS No. 143 will have on BancGroup's financials, but does not expect the adoption of the pronouncement to have a material effect.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No.
121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. BancGroup has determined that SFAS No. 144 will have no material effect.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

                                                                                             Page
                                                                                             ----
Report of Independent Accountants...........................................................  47
Consolidated Statements of Condition as of December 31, 2001 and 2000.......................  48
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999.....  49
Consolidated Statements of Comprehensive Income for the years ended December 31, 2001,
  2000, 1999................................................................................  50
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999..................................................................................  51
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.  52
Notes to Consolidated Financial Statements..................................................  53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders
The Colonial BancGroup, Inc.

   In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Montgomery, Alabama
February 28, 2002

                         THE COLONIAL BANCGROUP, INC.

                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    December 31,
                                                                              ------------------------
                                                                                 2001         2000
                                                                              -----------  -----------
                                                                               (Dollars in thousands)
                                               ASSETS
Cash and due from banks...................................................... $   373,024  $   353,217
Interest-bearing deposits in banks and federal funds sold....................      15,084       24,339
Securities available for sale................................................   1,852,439    1,469,684
Investment securities (market value: 2001, $31,064; 2000, $47,871)...........      30,055       47,048
Mortgage loans held for sale.................................................      35,453        9,866
Loans, net of unearned income................................................  10,367,665    9,642,954
Less:........................................................................
 Allowance for loan losses...................................................    (122,200)    (110,055)
                                                                              -----------  -----------
       Loans, net............................................................  10,245,465    9,532,899
Premises and equipment, net..................................................     198,983      192,344
Excess of cost over tangible and identified intangible assets acquired, net..     113,898       74,708
Other real estate owned......................................................      15,553        8,978
Accrued interest and other assets............................................     305,149      286,538
                                                                              -----------  -----------
       Total................................................................. $13,185,103  $11,999,621
                                                                              ===========  ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:....................................................................
 Noninterest-bearing demand.................................................. $ 1,439,217  $ 1,217,711
 Interest-bearing demand.....................................................   2,231,166    1,883,509
 Savings.....................................................................     443,666      464,489
 Time........................................................................   4,208,930    4,790,140
                                                                              -----------  -----------
       Total deposits........................................................   8,322,979    8,355,849
FHLB short-term borrowings...................................................      50,534      425,000
Other short-term borrowings..................................................   2,077,599    1,472,558
Subordinated debt............................................................     265,550      111,900
Trust preferred securities...................................................      70,000       73,000
FHLB long-term debt..........................................................   1,361,938      574,022
Other long-term debt.........................................................      88,652      103,325
Other liabilities............................................................      83,077      108,867
                                                                              -----------  -----------
       Total liabilities.....................................................  12,320,329   11,224,521
Commitments and contingencies (Notes 8, 14, 17)
Shareholders' equity
  Common Stock, $2.50 par value; 200,000,000 shares authorized; 115,244,185 and 114,668,279 shares issued at December 31, 2001 and December 31, 2000,
  respectively...............................................................     288,110      286,671
Treasury Stock (2,773,782 shares at December 31, 2000).......................          --      (26,467)
Additional paid in capital...................................................     102,980      123,272
Retained earnings............................................................     467,163      399,972
Unearned compensation........................................................      (3,159)      (2,541)
Accumulated other comprehensive income (loss), net of taxes..................       9,680       (5,807)
                                                                              -----------  -----------
       Total shareholders' equity............................................     864,774      775,100
                                                                              -----------  -----------
       Total................................................................. $13,185,103  $11,999,621
                                                                              ===========  ===========

                See Notes to Consolidated Financial Statements

                         THE COLONIAL BANCGROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Year ended December 31,
                                                                 -------------------------------
                                                                   2001       2000       1999
                                                                 --------   --------   --------
                                                                 (In thousands, except per share
                                                                            Amounts)
Interest Income:
Interest and fees on loans...................................... $793,841   $807,598   $662,749
Interest and dividends on securities:
 Taxable........................................................   94,291     95,540     89,814
 Nontaxable.....................................................    5,512      5,669      4,631
 Dividends......................................................    5,903      5,647      5,670
Interest on federal funds sold and securities purchased under
 resale agreements..............................................    2,172      2,891      2,464
Other Interest..................................................      448        731        710
                                                                 --------   --------   --------
    Total interest income.......................................  902,167    918,076    766,038
                                                                 --------   --------   --------
Interest Expense:
Interest on deposits............................................  323,499    359,460    279,166
Interest on short-term borrowings...............................   66,471     97,002     51,386
Interest on long-term debt......................................   90,268     61,292     54,339
                                                                 --------   --------   --------
    Total interest expense......................................  480,238    517,754    384,891
                                                                 --------   --------   --------
Net Interest Income.............................................  421,929    400,322    381,147
Provisions for loan losses......................................   39,573     29,775     29,177
                                                                 --------   --------   --------
Net Interest Income After Provision for Loan Losses.............  382,356    370,547    351,970
                                                                 --------   --------   --------
Noninterest Income:
Service charges on deposit accounts.............................   42,032     38,596     39,305
Wealth Management...............................................    8,670      8,530      5,544
Electronic Banking..............................................    6,918      5,639      4,973
Mortgage Origination............................................    8,287      5,892        340
Securities gains, net...........................................    8,701        538        497
Other income....................................................   19,101     18,690     24,682
                                                                 --------   --------   --------
    Total noninterest income....................................   93,709     77,885     75,341
                                                                 --------   --------   --------
Noninterest Expense:
Salaries and employee benefits..................................  151,319    137,311    117,815
Occupancy expense of bank premises, net.........................   35,036     31,572     29,484
Furniture and equipment expenses................................   29,289     29,493     25,633
Amortization of intangible assets...............................    6,251      5,226      5,241
Merger related expenses.........................................    3,049         --      1,307
Other expenses..................................................   59,224     55,089     60,435
                                                                 --------   --------   --------
    Total noninterest expense...................................  284,168    258,691    239,915
                                                                 --------   --------   --------
Income from continuing operations before income taxes...........  191,897    189,741    187,396
Applicable income taxes (Note 22)...............................   69,181     69,556     69,360
                                                                 --------   --------   --------
Income from Continuing Operations...............................  122,716    120,185    118,036
Discontinued Operations:
Income/(Loss) from discontinued operations, net of income taxes of $(371), $(450) and $2,134 for the year ended December 31,
 2001, 2000, and 1999, respectively.............................     (613)      (743)     3,527
Loss on disposal of discontinued operations, net of income tax
 benefit of ($2,616)............................................       --     (4,322)        --
                                                                 --------   --------   --------
Net Income...................................................... $122,103   $115,120   $121,563
                                                                 ========   ========   ========
Earnings per share -- Income from continuing operations:
 Basic.......................................................... $   1.07   $   1.05   $   1.02
 Diluted........................................................     1.06       1.04       1.01
Earnings per share -- Net Income:
 Basic.......................................................... $   1.06   $   1.00   $   1.05
 Diluted........................................................     1.06       1.00       1.04
Average number of shares outstanding:
 Basic..........................................................  114,811    114,760    115,579
 Diluted........................................................  115,881    115,653    117,393

                 See Notes to Consolidated Financial Statements.

                         THE COLONIAL BANCGROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                  Year Ended December 31,
                                                                               ----------------------------
                                                                                 2001      2000      1999
                                                                               --------  --------  --------
                                                                                      (In thousands)
Net income.................................................................... $122,103  $115,120  $121,563
Other comprehensive income, net of taxes:
 Unrealized gains (losses) on securities available for sale arising during the
   period, net of taxes.......................................................   21,056    23,190   (30,994)
 Less: reclassification adjustment for net (gains) included in net income, net
   of taxes...................................................................   (5,569)      (18)     (323)
                                                                               --------  --------  --------
Comprehensive income.......................................................... $137,590  $138,292  $ 90,246
                                                                               ========  ========  ========

                See Notes to Consolidated Financial Statements

                         THE COLONIAL BANCGROUP, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the years ended December 31, 2001, 2000, and 1999

                                                                                                               Accumulated
                                            Common Stock        Additional                                        Other
                                       ---------------------     Paid In   Treasury   Retained     Unearned   Comprehensive
                                         Shares       Amount     Capital    Stock     Earnings   Compensation Income (Loss)
                                       -----------   --------   ---------- --------   --------   ------------ -------------
                                                                  (In thousands, except per share amounts)
Balance, December 31, 1998............ 112,392,646.  $280,982.  $117,266.  $   (355)  $255,669.   $(2,348)..    $  2,338..
Shares issued under:
  Directors Plan......................      60,435        151        860
  Stock Option Plans..................     774,878      1,937      1,791        355
  Stock Bonus Plan....................        (380)        (1)        20                               726
  Employee Stock Purchase Plan........      57,519        144        551
  401k Plan...........................     118,359        296      1,137
  Dividend Reinvestment Plan..........      62,923        158        582
Issuance of common stock by pooled
 banks prior to merger................     135,520        339        853
Net income............................                                                 121,563
Cash dividends ($.38 per share).......                                                 (42,316)
Cash dividends by pooled banks prior
 to merger............................                                                    (250)
Conversion of 71/2% convertible debt..      70,564        176        318
Change in unrealized gain (loss) on
 securities available for sale, net of
 taxes................................                                                                           (31,317)
                                       -----------   --------    --------  --------   --------     -------      --------
Balance, December 31, 1999............ 113,672,464    284,182    123,378         --    334,666      (1,622)      (28,979)
                                       ===========   ========    ========  ========   ========     =======      ========
Shares issued under:
  Directors Plan......................      88,643        222        838         19
  Stock Option Plans..................     760,755      1,902     (1,810)     5,192
  Stock Bonus Plan....................      75,400        188        543         19                   (919)
  Employee Stock Purchase Plan........      28,601         71        206        237
Issuance of common stock by pooled
 banks prior to merger................      21,280         53         22
Purchase of treasury stock............                                      (31,934)
Net income............................                                                 115,120
Cash dividends ($.44 per share).......                                                 (48,867)
Cash dividends by pooled banks prior
 to merger............................                                                    (947)
Conversion of 71/2% convertible debt..      21,136         53         95
Change in unrealized gain (loss) on
 securities available for sale, net of
 taxes................................                                                                            23,172
                                       -----------   --------    --------  --------   --------     -------      --------
Balance, December 31, 2000............ 114,668,279    286,671    123,272    (26,467)   399,972      (2,541)       (5,807)
                                       ===========   ========    ========  ========   ========     =======      ========
Shares issued under:
  Directors Plan......................                                41      1,167
  Stock Option Plans..................     167,597        419        737      1,526
  Stock Bonus Plan....................     (21,975)       (55)       975      1,545                   (618)
  Employee Stock Purchase Plan........       6,879         17        163        248
Issuance of common stock by pooled
 banks prior to merger................     334,440        836        761
Purchase of treasury stock............                                       (8,773)
Sale of treasury stock................                             2,010      5,342
Issuance of shares for business
 combination..........................                           (25,412)    25,412
Net income............................                                                 122,103
Cash dividends ($.48 per share).......                                                 (53,634)
Cash dividends by pooled banks prior
 to merger............................                                                  (1,278)
Conversion of 71/2% convertible debt..      88,965        222         433
Change in unrealized gain (loss) on
 securities available for sale, net of
 taxes................................                                                                            15,487
                                       -----------   --------    --------  --------   --------     -------      --------
Balance, December 31, 2001............ 115,244,185   $288,110    $102,980  $     --   $467,163     $(3,159)     $  9,680
                                       ===========   ========    ========  ========   ========     =======      ========

                                           Total
                                       Shareholders'
                                          Equity
                                       -------------

Balance, December 31, 1998............   $653,552..
Shares issued under:
  Directors Plan......................      1,011
  Stock Option Plans..................      4,083
  Stock Bonus Plan....................        745
  Employee Stock Purchase Plan........        695
  401k Plan...........................      1,433
  Dividend Reinvestment Plan..........        740
Issuance of common stock by pooled
 banks prior to merger................      1,192
Net income............................    121,563
Cash dividends ($.38 per share).......    (42,316)
Cash dividends by pooled banks prior
 to merger............................       (250)
Conversion of 71/2% convertible debt..        494
Change in unrealized gain (loss) on
 securities available for sale, net of
 taxes................................    (31,317)
                                         --------
Balance, December 31, 1999............    711,625
                                         ========
Shares issued under:
  Directors Plan......................      1,079
  Stock Option Plans..................      5,284
  Stock Bonus Plan....................       (169)
  Employee Stock Purchase Plan........        514
Issuance of common stock by pooled
 banks prior to merger................         75
Purchase of treasury stock............    (31,934)
Net income............................    115,120
Cash dividends ($.44 per share).......    (48,867)
Cash dividends by pooled banks prior
 to merger............................       (947)
Conversion of 71/2% convertible debt..        148
Change in unrealized gain (loss) on
 securities available for sale, net of
 taxes................................     23,172
                                         --------
Balance, December 31, 2000............    775,100
                                         ========
Shares issued under:
  Directors Plan......................      1,208
  Stock Option Plans..................      2,682
  Stock Bonus Plan....................      1,847
  Employee Stock Purchase Plan........        428
Issuance of common stock by pooled
 banks prior to merger................      1,597
Purchase of treasury stock............     (8,773)
Sale of treasury stock................      7,352
Issuance of shares for business
 combination..........................          0
Net income............................    122,103
Cash dividends ($.48 per share).......    (53,634)
Cash dividends by pooled banks prior
 to merger............................     (1,278)
Conversion of 71/2% convertible debt..        655
Change in unrealized gain (loss) on
 securities available for sale, net of
 taxes................................     15,487
                                         --------
Balance, December 31, 2001............   $864,774
                                         ========

                See Notes to Consolidated Financial Statements

                         THE COLONIAL BANCGROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                 -------------------------------------
                                                                    2001         2000         1999
                                                                 -----------  -----------  -----------
                                                                             (In thousands)
Cash flows from operating activities:
 Net income..................................................... $   122,103  $   115,120  $   121,563
 Adjustments to reconcile net income:
 Loss on disposal of discontinued operations, net of taxes......          --        4,322           --
 Depreciation, amortization and accretion.......................      27,853       29,495       29,816
 Amortization and impairment of mortgage servicing rights.......          --       13,432       34,478
 Provision for loan loss........................................      39,573       29,775       29,177
 Deferred taxes.................................................         531       (4,128)       2,010
 Gain on sale of securities, net................................      (8,701)        (538)        (497)
 (Gain) on sale and disposal of other assets....................          --       (1,492)      (1,107)
 Decrease (increase) in mortgage servicing rights, net..........          --      224,973      (89,413)
 Net (increase) decrease in mortgage loans held for sale........     (25,587)      23,284      658,892
 Decrease (increase) in interest receivable.....................         822      (15,522)     (19,999)
 Decrease (increase) in prepaids and other receivables..........       2,163        1,765       (6,234)
 Decrease in accrued expenses & accounts payable................      (6,878)      (7,354)      (9,011)
 (Decrease) in accrued income taxes.............................         (83)         (23)      (4,550)
 (Decrease) increase in interest payable........................     (18,830)       7,805       11,241
 Other, net.....................................................      (2,912)        (537)      (7,321)
                                                                 -----------  -----------  -----------
   Total adjustments............................................       7,951      305,257      627,482
                                                                 -----------  -----------  -----------
   Net cash provided by operating activities....................     130,054      420,377      749,045
                                                                 -----------  -----------  -----------
Cash flows from investing activities:
 Proceeds from maturities of securities available for sale......     541,185      214,235      332,641
 Proceeds from sales of securities available for sale...........     521,756      209,429      201,051
 Purchase of securities available for sale......................  (1,416,558)    (346,384)    (657,166)
 Proceeds from maturities of investment securities..............      23,418       17,333      109,795
 Purchase of investment securities..............................          --           --         (742)
 Net increase in loans..........................................    (656,931)  (1,248,350)  (1,197,909)
 Purchase of bank owned life insurance..........................     (23,200)     (33,218)      (1,660)
 Cash received in bank acquisitions.............................     249,240           --        2,667
 Capital expenditures...........................................     (29,056)     (22,077)     (41,343)
 Proceeds from sale of other real estate owned..................       7,223       10,951       16,878
 Other, net.....................................................       3,742        2,153        7,277
                                                                 -----------  -----------  -----------
   Net cash used in investing activities........................    (779,181)  (1,195,928)  (1,228,511)
                                                                 -----------  -----------  -----------
Cash flows from financing activities:
 Net (decrease) increase in demand, savings, and time deposits..    (439,513)     183,039      557,005
 Net increase (decrease) in federal funds purchased, repurchase
   agreements and other short- term borrowings..................     485,568      578,703     (368,799)
 Proceeds from issuance of long-term debt.......................     787,916      259,000      414,976
 Repayment of long-term debt....................................    (272,667)    (183,171)    (211,675)
 Proceeds from issuance of subordinated debt....................     150,000           --           --
 Purchase of treasury stock for issuance in a business
   combination..................................................      (8,773)          --           --
 Purchase of treasury stock.....................................          --      (31,934)
 Proceeds from issuance of common stock.........................       4,707        6,084        7,629
 Proceeds from sale of treasury stock...........................       7,352           --           --
 Dividends paid.................................................     (54,912)     (49,347)     (41,257)
                                                                 -----------  -----------  -----------
   Net cash provided by financing activities....................     659,678      762,374      357,879
                                                                 -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents............      10,551      (13,177)    (121,587)
Cash and cash equivalents at beginning of year..................     377,556      390,733      512,320
                                                                 -----------  -----------  -----------
 Cash and cash equivalents at December 31....................... $   388,107  $   377,556  $   390,733
                                                                 ===========  ===========  ===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest..................................................... $   499,527  $   510,341  $   386,798
   Income taxes.................................................      69,181       71,728       75,296
Non-cash investing activities:
 Transfer of loans to other real estate......................... $     8,399  $    10,959  $    17,249
 Securitization of residential real estate loans................     307,000           --           --
Non-cash financing activities:
 Conversion of subordinated debentures to common stock.......... $       643  $       148  $       494
 Assets (non-cash) acquired in business combinations............     159,801           --           --
 Liabilities assumed in business combinations...................     409,041           --           --
 Reissuance of treasury stock for business combinations.........      25,412
 Reissuance of treasury stock for stock plans...................       3,319        5,448           --

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

   Basis of Presentation. The consolidated financial statements of BancGroup for 2000 and 1999 have been previously restated to give retroactive effect to the pooling-of-interests method business combination with Manufacturers Bancshares, Inc. ("Manufacturers") on October 25, 2001 (See Note 2).

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

   Investment Securities and Securities Available for Sale. Securities are classified as either held to maturity, available for sale, or trading.

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

   Mortgage Loans Held For Sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. Gains and losses resulting from changes in the market value of the inventory are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. The aggregate cost of mortgage loans held for sale at December 31, 2001 and 2000 is less than their aggregate net realizable value. Gains or losses on the sale of mortgage loans held for sale are included in other income.

                         THE COLONIAL BANCGROUP, INC.

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

   Allowance for Loan Losses. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans that consist of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

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

   Management's ongoing evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

   Income Recognition on Impaired and Nonaccrual Loans. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management's discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

   Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

   While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2001, 2000 and 1999.

                         THE COLONIAL BANCGROUP, INC.

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

   Other Real Estate Owned. Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of the loan balance prior to foreclosure, plus certain costs incurred for improvements to the property ("cost") or market value less estimated costs to sell the property. Any write-down from the cost to market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income or expense.

   Intangible Assets. Intangible assets acquired in acquisitions of banks are stated at cost, net of accumulated amortization. Amortization is provided over a period up to twenty-five years for the excess of cost over tangible and identified intangible assets acquired using the straight-line method or an accelerated method, as applicable, and eight to ten years for deposit core base intangibles using the straight-line method. The recoverability of intangible assets is reviewed periodically based on the current earnings of acquired entities. If warranted, analyses, including undiscounted income projections, are made to determine if adjustments to carrying value or amortization periods are necessary.

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

   Hedging of MSR. Prior to discontinuation of mortgage servicing activities in 2000, BancGroup utilized derivative contacts that were expected to change in value inversely to the movement of interest rates ("Servicing Hedges"). These derivatives included Treasury options, futures, CMT floors, CMS floors, PO strips and interest rate swaps. The Servicing Hedges were designed to protect the value of the hedged MSR from the effects of increased prepayment activity that generally resulted from declining interest rates. The value of the hedging instruments and options was derived from underlying instruments; however, the notional or contractual amount was not recognized in the balance sheet. The carrying value of the MSR was adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting. To qualify for hedge accounting, changes in net value of the Servicing Hedges were expected to be highly correlated with changes in the value of the hedged MSR throughout the hedge period. The Company measured initial and ongoing correlation by statistical analysis and dollar value offset comparison of the relative movements of the Servicing Hedges and related MSR.

                         THE COLONIAL BANCGROUP, INC.

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

   Derivative Instruments and Hedging Activities. The goal of BancGroup's interest rate risk process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are occasionally used to hedge specific assets or liabilities as a part of this overall process. As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. BancGroup views this strategy as a prudent management of interest-rate sensitivity, such that earning are not exposed to undue risk presented by changes in interest rates.

   Derivative instruments that are used as part of BancGroup's interest-rate risk-management strategy consist primarily of interest-rate swaps. Interest-rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a notional principal amount and maturity date.

   BancGroup is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes BancGroup, and, therefore, creates a repayment risk for BancGroup. When the fair value of a derivative contract is negative, BancGroup owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are approved by ALCMCO.

                         THE COLONIAL BANCGROUP, INC.

   Market risk is the adverse effect that a change in interest rates, or implied volatility rates has on the value of a financial instrument. BancGroup manages the market risk by using derivatives chiefly for hedging purposes, and then monitoring the effectiveness of the hedges.

   BancGroup's derivatives activities are monitored by ALMCO as part of that committee's oversight of BancGroup's asset/liability and treasury functions. ALMCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup's overall interest-rate risk-management and strategies.

   Advertising Costs.  Advertising costs are expensed as incurred.

   Reclassifications. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentations.

   Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standard Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of derivative (that is, gains and losses) depends on the intended used of the derivative and the resulting designation.

   Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

   On September 23, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and amendment to delay the effective date of SFAS No. 133. The effective date for this statement was delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. BancGroup adopted SFAS No. 133 and SFAS No. 137 on January 1, 2001 and as of that date and at December 31, 2001, all of BancGroup's derivative instruments qualified for hedge accounting treatment per these statements. The effect of adopting these statements is immaterial to the financial statements presented.

   On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125". This statement is effective for transfers after April 1, 2001. The implementation of SFAS No. 140 did not have a material impact on BancGroup's financial statements.

                         THE COLONIAL BANCGROUP, INC.

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

   On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years. Based on amortization expense recorded in 2001, BancGroup estimates that the elimination of goodwill amortization expense will increase net income by approximately $3.6 million after tax or $.03 per share.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. Management is currently evaluating the impact that SFAS No. 143 will have on BancGroup's financials, but does not expect the adoption of the pronouncement to have a material effect.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No.
121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. Management is currently evaluating the impact that SFAS No. 144 will have on BancGroup's financials, but does not expect the adoption of the pronouncement to have material effect.

2. Business Combinations

   In January 2001, BancGroup acquired two branches in Nevada from First Security Bank in a branch divestiture resulting from their merger with Wells Fargo. Through this acquisition, BancGroup purchased certain assets, approximately $50 million in loans, and assumed certain liabilities, primarily deposits of approximately $103 million.As a result of this transaction BancGroup recognized approximately $20 million of intangible assets.

   In October 2001, BancGroup purchased certain assets, approximately $68 million in loans, and assumed certain liabilities, primarily deposits of approximately $302 million in the acquisition of 13 branches from Union Planters Bank. Nine of the branches are located in Tampa and Naples area of Florida and four in the central part of Alabama. As a result of this transaction BancGroup recognized approximately $25.3 million of total intangibles including $4.1 million core deposit premium.

                         THE COLONIAL BANCGROUP, INC.

   The acquisition of Manufacturers Bancshares, Inc ("Manufacturers") was consummated on October 25, 2001. Manufacturers operated four branches in the Tampa, Florida area and had $297.4 million in total assets, $253.7 million in total loans, and $212.9 million in total deposits at the date of consummation. BancGroup issued 4,458,437 shares of its common stock to shareholders of Manufacturers, including shares issued pursuant to the exercise of Manufacturers stock options. This transaction was accounted for as a pooling of interests and all periods prior to 2001 have been restated to include results on a combined basis.

   The following is a summary of operating information for BancGroup showing the effect of the pooling of interests business combination described in the preceding paragraph (years prior to consummation).

                                  As Originally Effect of Currently
                                    Reported    Poolings  Reported
                                  ------------- --------- ---------
                                           (In Thousands)
             2000:
              Net interest income   $389,891     $10,431  $400,322
              Noninterest income.     75,299       2,586    77,885
              Net Income.........   $112,731     $ 2,389  $115,120
             1999:
              Net interest income   $372,422     $ 8,725  $381,147
              Noninterest income.     74,087       1,254    75,341
              Net Income.........   $119,597     $ 1,966  $121,563

3. Securities

   The carrying and market values of investment securities are summarized as follows:

  Investment Securities

                                          2001                                    2000
                         --------------------------------------- ---------------------------------------
                         Amortized Unrealized Unrealized Market  Amortized Unrealized Unrealized Market
                           Cost      Gains      Losses   Value     Cost      Gains      Losses   Value
                         --------- ---------- ---------- ------- --------- ---------- ---------- -------
                                                         (In thousands)
U.S. Treasury securities
 and obligations of U.S.
 Government agencies....  $   500    $   79      $--     $   579  $ 3,138     $122       $ --    $ 3,260
Mortgage-backed
 securities.............    6,584       230       (8)      6,806   15,132      147        (26)    15,253
Obligations of state and
 political subdivisions.   21,846       707       --      22,553   27,143      587         (2)    27,728
Other...................    1,125         1       --       1,126    1,635       --         (5)     1,630
                          -------    ------      ---     -------  -------     ----       ----    -------
      Total.............  $30,055    $1,017      $(8)    $31,064  $47,048     $856       $(33)   $47,871
                          =======    ======      ===     =======  =======     ====       ====    =======

                         THE COLONIAL BANCGROUP, INC.

   The carrying and market values of securities available for sale are summarized as follows:

Securities Available For Sale

                                        2001                                        2000
                     ------------------------------------------- -------------------------------------------
                     Amortized  Unrealized Unrealized   Market   Amortized  Unrealized Unrealized   Market
                       Cost       Gains      Losses     Value      Cost       Gains      Losses     Value
                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                         (In thousands)
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies........... $   57,563  $ 1,769    $    --   $   59,332 $  241,411   $3,957    $   (394) $  244,974
Mortgage-backed
 securities.........  1,455,493   17,846     (2,806)   1,470,533    909,223    2,672      (9,691)    902,204
Obligations of state
 and political
 subdivisions.......     87,083    2,467        (53)      89,497     91,929    1,675        (169)     93,435
Other...............    237,426    1,798     (6,147)     233,077    236,096        3      (7,028)    229,071
                     ----------  -------    -------   ---------- ----------   ------    --------  ----------
      Total......... $1,837,565  $23,880    $(9,006)  $1,852,439 $1,478,659   $8,307    $(17,282) $1,469,684
                     ==========  =======    =======   ========== ==========   ======    ========  ==========

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

   Included within securities available for sale is $87,250,500 and $76,020,500 in Federal Home Loan Bank stock at December 31, 2001 and 2000, respectively. Securities with a carrying value of approximately $1,299,748,000 and $1,204,804,000 at December 31, 2001 and 2000 respectively, were pledged for various purposes as required or permitted by law.

   Gross gains of $8,701,000, $606,000 and $595,000 and gross losses of $0, $68,000 and $98,000 were realized on sales of securities for 2001, 2000, and 1999, respectively.

   The amortized cost and market value of debt securities at December 31, 2001, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Investment Securities Securities Available For Sale
                                       --------------------- -----------------------------
                                       Amortized    Market     Amortized        Market
                                         Cost       Value        Cost           Value
                                       ---------    -------    ----------     ----------
                                                         (In thousands)
2001
Due in one year or less...............  $ 4,835    $ 4,880   $   60,654     $   62,268
Due after one year through five years.   12,375     12,811       43,158         44,560
Due after five years through ten years    4,353      4,497       36,269         37,274
Due after ten years...................    1,908      2,070      154,741        150,086
                                        -------     -------    ----------     ----------
       Total..........................   23,471     24,258      294,822        294,188
Mortgage-backed securities............    6,584      6,806    1,455,493      1,470,532
Equity securities.....................       --         --       87,250         87,719
                                        -------     -------    ----------     ----------
       Total..........................  $30,055    $31,064   $1,837,565     $1,852,439
                                        =======     =======    ==========     ==========

                         THE COLONIAL BANCGROUP, INC.

4. Loans

   A summary of loans follows:

                                                  2001         2000
                                               -----------  ----------
                                                    (In thousands)
        Commercial, financial and agricultural $ 1,145,409  $1,264,281
        Real estate-commercial................   3,417,517   3,208,911
        Real estate-construction..............   2,295,675   1,700,281
        Real estate-residential...............   1,942,821   2,697,934
        Installment and consumer..............     240,836     278,739
        Mortgage Warehouse Lending............   1,286,399     376,638
        Other.................................      39,019     116,518
                                               -----------  ----------
         Subtotal.............................  10,367,676   9,643,302
        Unearned income.......................         (11)       (348)
                                               -----------  ----------
               Total.......................... $10,367,665  $9,642,954
                                               ===========  ==========

   BancGroup's lending is concentrated throughout Alabama, Georgia, Florida, Texas and Nevada and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits either geographically or by borrower, which would expose BancGroup to unacceptable amounts of risk. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for loan losses. Other than concentrations of credit risk in commercial real estate and residential real estate loans in general, management is not aware of any significant concentrations.

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

   Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 80% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers' experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 17% of its total commercial real estate loan portfolio concentrated in any of the above-mentioned income producing activities.

   Residential Real Estate loans consist of loans made to finance one-to-four family residences and home equity loans on residences. BancGroup may loan up to 90 to 95% of appraised value on these loans without other collateral or security. The principal risks associated with one-to-four family residential loans are the borrowers' debt coverage ratios and real estate values.

   Real Estate Construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. Loan-to-value ratios for these loans typically do not exceed 80% to 85%. The principal risks associated with these loans are related to the borrowers' ability to complete the project, local market demand, the sales market, presales or preleasing, and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates, permanent loan take-out commitments, as well as other factors in underwriting construction loans.

                         THE COLONIAL BANCGROUP, INC.

   In 1998, BancGroup established a mortgage warehouse lending department. This department provides lines of credit collateralized by residential mortgage loans to top tier mortgage companies, predominately in the Southeast. Loans outstanding at December 31, 2001 and 2000 were $1,286 million and $377 million, respectively

   BancGroup's international banking department engages in confirming letters of credit with top-tier banks in Latin America and direct disbursements to those banks from U.S. customers. Loans outstanding at December 31, 2001 and 2000, totaled approximately $125 million for both years. However, due to the immaterial balance of these loans in relation to total loans, these amounts are not be disclosed in the table(s) separately.

   BancGroup evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, exists beyond the amounts shown in the consolidated statement of condition at December 31, 2001.

   In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2001 are summarized as follows:

                    Balance                         Balance
                    1/1/01  Additions  Reductions  12/31/01
                    ------- ---------- ----------- ---------
                                 (In thousands)
                    $20,490 $   43,029 $    24,525 $  38,994

   At December 31, 2001 and 2000, the recorded investment in loans for which impairment has been recognized totaled approximately $46,198,000 and $29,455,000, respectively, and these loans had a corresponding valuation allowance of $19,733,000 and $14,501,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. For the years ended December 31, 2001 and 2000, the average recorded investment in impaired loans was approximately $47,728,000 and $29,144,000. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for either 2001 or 2000.

   BancGroup uses several factors in determining if a loan is impaired. Generally, nonaccrual loans as well as loans classified as substandard by internal loan review are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships, and include the accumulation of related data. This data includes loan payment status, borrower's financial data, collateral value and borrower's operating factors such as cash flows, operating income or loss.

   During 2001, as a part of its normal asset liability management BancGroup securitized $307 million of its single-family real estate loans with the Federal Home Loan Mortgage Corporation ("FHLMC"), a government sponsored agency. The Company received 100% of the securities backed by mortgage loans, which are guaranteed by FHLMC and did not account for the securitization as a sales transaction. At December 31, 2001 $96.3 million of these mortgage-back securities remain in the available for sale securities portfolio and are therefore carried at fair value based on quoted market prices. As it relates to interest rate sensitivity, the fair value of these retained mortgage-backed securities would be expected to react consistently with the other

                         THE COLONIAL BANCGROUP, INC.

mortgage-backed securities held in BancGroup's securities portfolio. The Company continues to retain servicing rights for the related mortgage loans. The related servicing asset was not recorded, as the amount was immaterial.

   The following table represents information concerning 1-4 family mortgage loan securitizations as of December 31, 2001:

                                                                      Total     Total 90 Days    Net
                                                                    Principal  or More Past Due Credit
                                                                     Amount     (In Millions)   Losses
                                                                    ---------- ---------------- ------
                                                                              (In thousands)
Total residential real estate loans managed or securitized......... $2,223,779     $15,195      $2,583
 Less:
 Loans securitized.................................................    245,505         253          --
 Loans held for sale...............................................     35,453          --          --
                                                                    ----------     -------      ------
       Total residential real estate loans held for investment..... $1,942,821     $14,942      $2,583
Fair value of retained mortgage-backed securities.................. $   96,320

5. Allowance for Loan Losses

   An analysis of the allowance for loan losses is as follows:

                                            2001      2000      1999
         -                                --------  --------  --------
         -                                       (In thousands)
            Balance, January 1........... $110,055  $ 99,027  $ 85,079
            Addition due to acquisitions.    1,296        --     2,035
            Provision charged to income..   39,573    29,775    29,177
            Loans charged off............  (32,729)  (23,447)  (24,435)
            Recoveries...................    4,005     4,700     7,171
                                          --------  --------  --------
            Balance, December 31......... $122,200  $110,055  $ 99,027
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

   These non-recourse sales agreements provide for BancGroup to subservice (generally for up to 90 days) the loans for fee designed to cover BancGroup's cost of servicing. As of December 31, 2000, BancGroup has completed the transfer of all servicing and subservicing to the purchasers thereof. As of December 31, 2000 and 1999, $17 million and $27 million, respectively, of amounts due from the aforementioned purchasers is included in Other Assets.

   BancGroup recorded a loss on disposal of the discontinued operation of $4.3 million after tax. The results of the mortgage servicing business have been classified as discontinued operations in the accompanying financial statements. Loss from discontinued operations, net of income taxes, for the years ended December 31, 2001 and 2000 were approximately $613,000 and $743,000.

                         THE COLONIAL BANCGROUP, INC.

7. Mortgage Servicing Rights

   An analysis of mortgage servicing rights and the related valuation reserve is as follows:

                                                        2001    2000
       -                                                ----- ---------
       -                                                 (In thousands)
          Mortgage Servicing Rights Balance, January 1. $  -- $ 265,888
          Additions....................................    --       981
          Scheduled amortization.......................    --   (13,432)
          Hedge losses applied, net....................    --   (49,725)
          Sales........................................    --  (203,712)
                                                        ----- ---------
          Balance, December 31......................... $  -- $      --
                                                        ===== =========
          Valuation Reserve
          Balance, January 1...........................    -- $  27,483
          Additions/(Reductions), net..................    --   (27,483)
                                                        ===== =========
          Balance, December 31.........................    --        --
          Mortgage Servicing Rights, Net............... $  -- $      --
                                                        ===== =========

   As a result of the previously discussed plan to exit the mortgage servicing business, all hedges related to MSR were liquidated during the third quarter of 2000.

8. Financial Instruments with Off-Balance-Sheet Risk

   BancGroup is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

   BancGroup's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans is represented by the contractual amount of those instruments. BancGroup uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. BancGroup has no significant concentrations of credit risk with any individual counter-party to originate loans. The total amounts of financial instruments with off-balance sheet risk as of December 31, 2001 and 2000 are as follows:

                                                              Contract Amount
-                                                          ---------------------
                                                              2001       2000
-                                                          ---------- ----------
-                                                             (In thousands)
   Financial instruments whose contract amounts represent
     Credit risk:
   Loan commitments....................................... $2,939,904 $1,964,816
   Standyby letters of credit.............................    243,873    258,962

   Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit and funding loan commitments is essentially the same as that involved in extending loan facilities to customers.

                         THE COLONIAL BANCGROUP, INC.

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

9. Derivatives

   Fair Value Hedges:

   All of BancGroup's fair value hedge positions have qualified for short cut accounting treatment, therefore for the year ended December 31, 2001, BancGroup recognized no profit or loss impact from gains or losses in value of these fair-value hedges.

   BancGroup has entered into an interest-rate swap to convert the $150 million subordinated fixed rate long -term debt to floating rate debt, and, to convert three fixed rate loans to variable rate loans. The related balances as of December 31, 2001 are shown below:


    Derivative Type   Notional Amount Fair Value  Asset or Liability Hedged
   ------------------ --------------- ---------- ---------------------------
                            (In thousands)
   Interest rate swap    $ 150,000    $154,306   Fixed Rate Long-Term Debt
   Interest rate swap       12,571       12,065  Fixed Rate Commercial Loans

   MSR Hedges:

   For the financial contracts listed below, all of which expired or were cancelled prior to the adoption of FASB 133, BancGroup's exposure to interest rate risk was mitigated by the expected inverse relationship these instruments have with mortgage servicing rights.

   The following summarizes the notional amounts of BancGroup's derivative contracts:

                                                                                    Interest
                                        Call        Put                   CMT         Rate        PO       CMS
                                       Options    Options    Futures     Floors      Strips     Strips    Floors
                                      ---------  ---------  ---------  -----------  ---------  --------  ---------
                                                                     (In thousands)
Balance, January 1, 1999............. $ 198,500  $ 303,000  $ 343,000  $        --  $      --  $     --   $      --
Additions............................        --         --         --    1,730,000    176,000    75,000    293,000
Dispositions/Expirations/Amortization  (198,500)  (303,000)  (343,000)  (1,275,000)  (176,000)   (3,697)        --
                                      ---------  ---------  ---------  -----------  ---------  --------  ---------
Balance, December 31, 1999...........        --         --         --      455,000         --    71,303    293,000
Additions............................        --         --         --           --         --        --         --
Dispositions/Expirations/Amortization        --         --         --     (455,000)        --   (71,303)  (293,000)
                                      ---------  ---------  ---------  -----------  ---------  --------  ---------
Balance, December 31, 2000...........        --         --         --           --         --        --         --
Additions............................        --         --         --           --         --        --         --
Dispositions/Expirations/Amortization        --         --         --           --         --        --         --
                                      ---------  ---------  ---------  -----------  ---------  --------  ---------
Balance, December 31, 2001........... $      --  $      --  $      --  $        --  $      --  $     --   $      --
                                      =========  =========  =========  ===========  =========  ========  =========

   There can be no assurance that, in periods of increasing interest rates, the increase in value of hedged mortgage servicing rights will offset the loss in value of the Servicing Hedges; or, in periods of declining interest rates, that the Company's Servicing Hedges will generate gains, or if gains are generated, that they will fully offset impairment of the hedged mortgage servicing rights.

                         THE COLONIAL BANCGROUP, INC.

10. Premises and Equipment

   Premises and equipment are summarized as follows:

                                                       2001       2000
                                                     ---------  ---------
                                                        (In thousands)
      Land.......................................... $  43,812  $  42,611
      Bank premises.................................   123,569    117,314
      Equipment.....................................   110,920    105,591
      Leasehold improvements........................    30,862     27,397
      Construction in progress......................    15,165      6,350
      Automobiles and airplane......................    18,113     18,248
                                                     ---------  ---------
         Total......................................   342,441    317,511
                                                     ---------  ---------
      Less accumulated depreciation and amortization  (143,458)  (125,167)
                                                     ---------  ---------
      Premises and equipment, net................... $ 198,983  $ 192,344
                                                     =========  =========

11. Short-Term Borrowings

   Short-term borrowings are summarized as follows:

                                            2001       2000       1999
                                         ---------- ---------- ----------
                                                  (In thousands)
       FHLB borrowings.................. $   50,534 $  650,527 $  590,521
       Federal funds purchased..........  1,393,521    829,386    210,032
       Repurchase agreements (retail)...    569,816    325,031    242,500
       Repurchase agreements (wholesale)    114,262     89,144    150,571
       Other short-term borrowings......         --      3,470        225
                                         ---------- ---------- ----------
              Total..................... $2,128,133 $1,897,558 $1,193,849
                                         ========== ========== ==========

   At December 31, 2001 and 2000, BancGroup had wholesale repurchase agreements outstanding in the amount of $114 million and $89 million, respectively. This debt corresponds to securities purchased under resale agreements with other financial institutions.

   BancGroup is a member of the Federal Home Loan Bank ("FHLB"). At both December 31, 2001 and 2000, BancGroup had FHLB borrowings of $1.41 billion and $1.22 billion outstanding of which $1.36 billion and $574 million, respectively, are included in long-term debt with the remaining portion included in short-term borrowings, leaving credit availability at December 31, 2001 of $813 million based on current collateral. FHLB has a blanket lien on BancGroup's 1-4 family mortgage and commercial real estate loans.

   BancGroup has a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $0 and $3 million was outstanding at December 31, 2001 and 2000. This facility bears interest at 0.85% above LIBOR and expires in July 2002. Other short-term borrowings consist of a $500,000 line of credit with an unaffiliated financial institution, of which $0 and $470,000, respectively were outstanding at December 31, 2001 and 2000.

                         THE COLONIAL BANCGROUP, INC.

   Additional details regarding short-term borrowings (excluding current maturities of long-term debt) are shown below:

                                    Maximum                       Average
                                  Outstanding            Average  Interest
                                    At Any     Average   Interest Rate At
                                   Month End   Balance     Rate   Year End
                                  ----------- ---------- -------- --------
                                               (In thousands)
      2001
      FHLB borrowings............ $  425,000  $  155,685   5.87%    2.29%
      Other short-term borrowings  2,169,071   1,539,943   3.72%    1.91%
                                  ----------  ----------   ----     ----
                                  $2,594,071  $1,695,628   3.92%    1.91%
                                  ==========  ==========   ====     ====
      2000
      FHLB borrowings............ $  550,000  $  394,440   6.52%    6.86%
      Other short-term borrowings  1,357,858   1,139,843   6.25%    6.49%
                                  ----------  ----------   ----     ----
                                  $1,907,858  $1,534,283   6.32%    6.57%
                                  ==========  ==========   ====     ====
      1999
      FHLB borrowings............ $  800,000  $  530,685   5.27%    5.87%
      Other short-term borrowings    830,056     775,570   5.00%    5.30%
                                  ----------  ----------   ----     ----
                                  $1,630,056  $1,306,255   5.11%    5.54%
                                  ==========  ==========   ====     ====

12. Long-Term Borrowings

   Long-term debt is summarized as follows:

                                                       2001      2000
                                                    ---------- --------
                                                      (In thousands)
         7 1/2% Convertible Subordinated Debentures $    2,795 $  3,030
         7% Convertible Subordinated Debentures....        725    1,145
         Variable Rate Subordinated Debentures.....      7,725    7,725
         Subordinated Notes........................    254,305  100,000
         Trust Preferred Securities................     70,000   73,000
         FHLB Borrowings...........................  1,361,938  574,022
         Repurchase agreements (wholesale).........     88,064  102,325
         Promissory Note...........................        588    1,000
                                                    ---------- --------
                Total.............................. $1,786,140 $862,247
                                                    ========== ========

   The 7 1/2% Convertible Subordinated Debentures due March 31, 2011 ("1986 Debentures") issued in 1986 are convertible at any time into shares of BancGroup Common Stock, at the conversion price of $7.00 principal amount of 1986 Debentures, subject to adjustment upon the occurrence of certain events, for each share of stock received. The 1986 Debentures are redeemable at the option of BancGroup at the face amount plus accrued interest. In the event all of the remaining 1986 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1986 Indenture, approximately 399,000 shares of such Common Stock would be issued.

   The 7% Convertible Subordinated Debentures due December 31, 2004 ("1994 Debentures"), were issued by D/W Bancshares prior to being merged into BancGroup. The 1994 Debentures are convertible into BancGroup

                         THE COLONIAL BANCGROUP, INC.

Common Stock, at the conversion price of $7.58 principal amount of the 1994 Debentures, subject to adjustment upon occurrence of certain events, for each share of stock received. In the event all of the remaining 1994 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1994 Indenture, approximately 96,000 shares of such Common Stock would be issued.

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

   On May 23, 2001, Colonial Bank issued $150 million in 9.375% subordinated notes due June 1, 2011, for general corporate and banking purposes, which qualifies as Tier II capital. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3 month LIBOR plus 3.28% which as of December 31, 2001 was 5.39.

   On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of Trust Preferred Securities. The securities bear interest at 8.92% and are subject to redemption by BancGroup, in whole or in part at any time after January 29, 2007 until maturity in January 2017. Circumstances are remote that redemption will occur prior to maturity.

   During 1999, Manufacturers Bancshares, Inc., prior to being merged in BancGroup, issued 250 shares of variable rate cumulative trust preferred securities through a special purpose trust, pursuant to a trust agreement dated December 10, 1999. The preferred securities were sold at a price of $10,000 per share. An additional 50 shares of preferred securities were sold during 2000. Distribution on each preferred security is payable at the annual rate of 8.75% through March 31, 2000 and LIBOR plus 2.5% after March 31, 2000. These securities were redeemed in November 2001.

   The subordinated debentures, notes and Trust Preferred Securities described above are subordinate to substantially all remaining liabilities of BancGroup.

   BancGroup had long-term FHLB Borrowings outstanding of $1,361,938,000 and $574,022,000 at December 31, 2001 and 2000, respectively. These borrowings bear interest rates of 1.72% to 7.53% and mature from 2003 to 2013.

   At December 31, 2001, BancGroup had long-term repurchase agreements outstanding of $88.1 million. These agreements, which are collateralized by mortgage-backed securities, bear interest rates of 5.84% to 6.03% and mature in 2003.

                         THE COLONIAL BANCGROUP, INC.

   At December 31, 2001, long-term debt, including the current portion, is scheduled to mature as follows:

                                                 Consolidated
                                     Parent Only  BancGroup
                                     ----------- ------------
                                          (In thousands)
                   2002.............   $   988    $    1,122
                   2003.............        --       218,842
                   2004.............       725       300,965
                   2005.............        --       111,429
                   2006.............        --       203,605
                   Thereafter.......    80,520       950,710
                                       -------    ----------
                          Total.....   $82,233    $1,786,673
                                       =======    ==========

13. Capital Stock

   In addition to the authorized BancGroup common stock currently outstanding, the Board of Directors is authorized to issue shares of the preference stock in one or more series, and in connection with such issuance, to establish the relative rights, preferences, and limitations of each such series. Shareholders of BancGroup may not act by written consent or call special meetings.

14. Regulatory Matters and Restrictions

   Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $150 million of retained earnings plus certain 2002 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2002 without prior approval from the respective regulatory authorities.

   Colonial Bank is required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2001, these deposits were not material to BancGroup's funding requirements.

   BancGroup and Colonial Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on BancGroup's financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BancGroup and Colonial Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BancGroup's and Colonial Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," BancGroup and Colonial Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that

                         THE COLONIAL BANCGROUP, INC.

notification that management believes have changed BancGroup's category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:


                                                             For                                 To Be Well
                                                           Capital                           Capitalized Under
                                                           Adequacy                          Prompt Corrective
                                              Actual       Purposes                          Action Provisions
                                         ----------------  --------                    -----------------------------
                                           Amount   Ratio*  Amount        Ratio          Amount         Ratio
-                                        ---------- ------ -------- -----------------  ---------- ------------------
                                                                        (In thousands)
As of December 31, 2001
Total Capital (to risk weighted assets)
 Consolidated........................... $1,188,773 10.91% $871,459 (greater or =)8.0% $1,089,324 (greater or =)10.0%
 Colonial Bank..........................  1,189,809 10.92   871,601 (greater or =)8.0   1,089,501 (greater or =)10.0
Tier I Capital (to risk weighted assets)
 Consolidated...........................    805,107  7.39   435,730 (greater or =)4.0     653,595  (greater or =)6.0
 Colonial Bank..........................    817,388  7.50   435,800 (greater or =)4.0     653,700  (greater or =)6.0
Tier I Capital (to average assets)
 Consolidated...........................    805,107  6.24   520,875 (greater or =)4.0     651,093  (greater or =)5.0
 Colonial Bank..........................    817,388  6.38   520,309 (greater or =)4.0     650,386  (greater or =)5.0
As of December 31, 2000
Total Capital (to risk weighted assets)
 Consolidated........................... $1,001,154 10.59% $756,428 (greater or =)8.0% $  945,536 (greater or =)10.0%
 Colonial Bank..........................  1,001,906 10.60   756,024 (greater or =)8.0     945,030 (greater or =)10.0
Tier I Capital (to risk weighted assets)
 Consolidated...........................    779,199  8.24   378,214 (greater or =)4.0     567,321  (greater or =)6.0
 Colonial Bank..........................    791,852  8.37   378,012 (greater or =)4.0     579,272  (greater or =)6.0
Tier I Capital (to average assets)
 Consolidated...........................    779,199  6.66   464,022 (greater or =)4.0     580,028  (greater or =)5.0
 Colonial Bank..........................    791,852  6.77   463,417 (greater or =)4.0     579,272  (greater or =)5.0

--------
* These ratios are subject to regulatory review

15. Leases

   BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2001 were as follows:

                                      (In thousands)
                           2001......    $ 17,320
                           2002......      13,666
                           2003......      10,279
                           2004......       9,789
                           2005......       7,818
                           Thereafter      42,191
                                         --------
                              Total..    $101,063
                                         ========

   Rent expense for all leases amounted to $19,317,000 in 2001, $16,982,000 in 2000 and $14,828,000 in 1999, respectively.

                         THE COLONIAL BANCGROUP, INC.

16. Employee Benefit Plans

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

   Employee pension benefit plan status at December 31:

                                                     2001     2000
                                                    -------  -------
                                                     (In thousands)
          Change in benefit obligation:
           Benefit obligation at January 1......... $29,269  $24,769
           Service cost............................   3,174    2,932
           Interest cost...........................   2,291    2,039
           Plan Amendments.........................      54       --
           Actuarial gain (loss)...................  (1,231)     655
           Benefits paid...........................  (1,011)  (1,126)
                                                    -------  -------
           Benefit obligation at December 31.......  32,546   29,269
                                                    -------  -------
          Change in plan assets:
           Fair value of plan assets at January 1..  21,130   22,927
           Actual return on plan assets............     173   (2,279)
           Employer contributions..................   3,279    1,608
           Benefits paid...........................  (1,011)  (1,126)
                                                    -------  -------
           Fair value of plan assets at December 31  23,571   21,130
                                                    -------  -------
           Funded status at December 31............  (8,974)  (8,139)
           Unrecognized net actuarial loss (gain)..   2,976    2,413
           Unrecognized prior service cost.........      75       20
                                                    -------  -------
           Accrued benefit cost at December 31..... $(5,923) $(5,706)
                                                    =======  =======

                                                       2001  2000  1999
                                                       ----  ----  ----
       Weighted-average assumptions as of December 31:
        Discount Rate................................. 7.25% 7.25% 7.25%
        Expected return on plan assets................ 9.00  9.00  9.00
        Rate of compensation increase................. 4.50  4.50  4.50

                                                                         2001     2000     1999
                                                                        -------  -------  -------
                                                                              (In thousands)
Components of net periodic benefit cost for the year ended December 31:
 Service cost.......................................................... $ 3,174  $ 2,932  $ 2,951
 Interest cost.........................................................   2,291    2,039    1,712
 Expected return on plan assets........................................  (1,968)  (2,081)  (1,957)
 Actuarial gain........................................................      (1)      (1)      (1)
                                                                        -------  -------  -------
 Net annual benefit cost............................................... $ 3,496  $ 2,889  $ 2,705
                                                                        -------  -------  -------

   At both December 31, 2001 and 2000, the pension plan assets included investments of 164,520 shares of BancGroup Common Stock representing 10% and 8% of pension plan assets, respectively. At December 31, 2001, BancGroup Common Stock included in pension plan assets had a cost and market value of approximately $616,429 and $2,318,087, respectively. Pension plan assets are distributed with approximately 20% in Cash and

                         THE COLONIAL BANCGROUP, INC.

Cash Equivalents, 13% in U.S. Government and agency issues, 14% in corporate bonds, 49% in equity securities (including BancGroup Common Stock) and 4% in mutual funds.

   BancGroup also has an incentive savings plan (the "Savings Plan") for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. An employee's interest in BancGroup's contributions becomes 100% vested after five years of participation in the Savings Plan. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of Common Stock of BancGroup. Charges to operations for this plan and similar plans of combined banks amounted to approximately $1,899,000, $2,023,000 and $2,200,000 for 2001, 2000 and 1999, respectively.

17. Stock Plans

   The 2001 Long Term Incentive Stock Option Plan ("the LTIP") provides for the granting of various types of incentive stock-based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. Shares authorized to be issued under the LTIP total 10,000,000 of BancGroup common stock. All options expire no more than ten years from the date of grant, or three months after an employee's termination.

   Incentive Stock Options issued under the LTIP are subject to a number of additional limitations including, but not limited to: (i) the options cannot be issued at less than the fair market value of BancGroup common stock on the date they are granted, (ii) the aggregate fair market value (determined as of the date of grant) of all shares of BancGroup common stock with respect to which such options are first exercisable by a participant in any calendar year may not exceed $100,000; and (iii) the exercise price of such options issued to any individual who owns 10% or more of the combined voting power of BancGroup may not be less than 110% of the fair market value of BancGroup common stock on the date such options are granted and such options must expire not later than five years from the date they are granted. At December 31, 2001, there were 691,497 incentive stock options issued under the LTIP.

   Nonqualified stock options issued under the LTIP may be issued at an exercise price of not less than 85% of the fair market value of BancGroup common stock on the date of the grant. Stock appreciation rights issued under the LTIP must not be less than the fair market value of BancGroup common stock on the date of grant. At December 31, 2001, there were no nonqualified stock options issued under the LTIP.

   The LTIP also provides for the grant of awards in the form of performance units. At the time of grant, performance objectives and other terms and conditions to payment of the units are established. At December 31, 2001, BancGroup has not granted any performance unit awards.

   A restricted stock award under the LTIP consists of a grant of BancGroup's common stock to the recipient subject to terms and conditions, including provisions relating to transferability and forfeiture, as determined at the time of the award. At December 31, 2001, BancGroup has not awarded any restricted stock.

   The LTIP also allows the grant of stock based awards in other forms and establishes the terms and conditions of the award at the time of grant. At December 31, 2001, BancGroup has not granted any other form of stock based award.

                         THE COLONIAL BANCGROUP, INC.

   At December 31, 2001 approximately 9,432,000 remained available for the granting of options under the LTIP.

   Prior to the LTIP, BancGroup utilized the 1992 Incentive Stock Options Plan ("the 1992 Plan") and the 1992 Nonqualified Stock Option Plan ("the 1992 Nonqualified Plan") to provide an incentive to certain officers, key management employees and directors. Options granted under the 1992 Plan must have been at a price not less than the fair market value of the shares at the date of grant. Options granted under the 1992 Nonqualified Plan must have been at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after the employee's termination. Both of these plans were terminated on July 1, 2001 and replaced with the LTIP noted above. As of December 31, 2001, 754,500 were granted under the 1992 Plan and 82,500 options were issued under the 1992 Nonqualified Plan. Although options previously granted under the 1992 Plan and the 1992 Nonqualified Plan may still be exercised, no further options may be granted.

   Pursuant to the various business combinations, BancGroup assumed qualified stock options and non-qualified stock options according to the respective exchange ratios.

   Certain options issued during 2001 and 2000 under the Long Term Incentive Plan, the 1992 Nonqualified Plan and the 1992 Plan have vesting requirements. In order to fully vest in the options granted, the option recipients are required to remain in the employment of BancGroup (subject to certain exemptions) for periods of between one and five years (These options become exercisable on a pro-rata basis over a period of one to five years) or attain certain performance criteria.

   Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 2001, 2000 and 1999.

                                                  Qualified Plans(1)         Nonqualified Plans(1)
                                             ---------------------------- ----------------------------
                                                         Weighted Average             Weighted Average
                                               Shares     Exercise Price    Shares     Exercise Price
                                             ----------  ---------------- ----------  ----------------
Outstanding at December 31, 1998............  2,905,738      $10.747       2,153,359      $ 4.469
Granted (at $10.50 -- $14.5625 per share)...  1,209,500       12.385         200,000       11.016
Exercised (at $1.54 -- $12.125 per share)...   (458,295)       4.979        (430,418)       4.076
Cancelled (at $2.378 -- $18.2032 per share).   (163,811)      12.863         (82,319)       8.184
                                             ----------                   ----------
Outstanding at December 31, 1999............  3,493,132       11.762       1,840,622        5.220
Granted (at $8.3438 -- $11.03 per share)....    480,225       10.055         276,024        9.757
Exercised (at $1.54 -- $10.50 per share)....   (109,325)       5.499      (1,153,291)       3.318
Cancelled (at $5.00 -- $18.2032 per share).. (1,615,167)      14.290        (185,192)       8.994
                                             ----------                   ----------
Outstanding at December 31, 2000............  2,248,865        9.865         778,163        8.766
                                             ----------                   ----------
Granted (at $5.00 -- $14.81 per share)......  1,374,800       13.139          82,500       11.798
Exercised (at $3.025 -- $12.54 per share)...   (498,223)       6.874        (163,004)       4.994
Cancelled (at $4.3430 -- $18.1560 per share)   (253,108)      11.542          (2,572)       4.343
                                             ----------                   ----------
Outstanding at December 31, 2001............  2,872,334      $11.811         695,087      $10.026
                                             ==========                   ==========

--------
(1) This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

                         THE COLONIAL BANCGROUP, INC.

   At December 31, 2001, the total shares outstanding and exercisable under these option plans were as follows:

                               Options Outstanding                   Options Exercisable
                   ------------------------------------------- --------------------------------
                                Weighted
                                Average   Weighted
                     Number    Remaining  Average   Aggregate    Number    Average   Aggregate
Range of Exercise  Outstanding    Life    Exercise   Option    Exercisable Exercise   Option
     Prices        At 12/31/01 (in years)  Price      Price    At 12/31/01  Price      Price
     ------        ----------- ---------- -------- ----------- ----------- -------- -----------
$3.025 -- $4.223..     31,122     1.97    $ 3.8582 $   120,076     31,122  $ 3.8582 $   120,076
$4.625 -- $7.358..    102,590     3.97      6.6529     682,524    102,590    6.6529     682,524
$8.3438 -- $10.50.  1,319,559     7.14     10.0544  13,267,427    568,326    9.8908   5,621,178
$11.03 -- $12.25..    822,750     7.45     11.5162   9,474,991    412,450   11.5572   4,766,754
$12.325 -- $14.810  1,291,400     9.56     13.4325  17,346,687    365,000   12.5929   4,596,420
                    ---------                      -----------  ---------           -----------
     Total........  3,567,421     7.95    $11.4625 $40,891,705  1,479,488  $10.6706 $15,786,952
                    =========                      ===========  =========           ===========

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

                                                As        Pro
                                             Reported    Forma
                                            --------    --------
                                            (In thousands, except
                                             per share amounts)
                                                    2001
               Net income (basic).......... $122,103   $118,310
               Earnings per share (basic)..     1.06       1.03
               Net income (diluted)........  121,925    118.132
               Earnings per share (diluted)     1.05       1.02
                                                    2000
               Net income (basic).......... $115,120   $113,720
               Earnings per share (basic)..     1.00       0.99
               Net income (diluted)........  114,928    113,528
               Earnings per share (diluted)     0.99       0.98
                                                    1999
               Net income (basic).......... $121,563   $118,754
               Earnings per share (basic)..     1.05       1.03
               Net income (diluted)........  121,344    118,535
               Earnings per share (diluted)     1.03       1.01

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.92%, 3.16%, and 3.13%; expected volatility of 34%, 42%, and 32% for 2001, 2000, and 1999; risk-free interest rates of 5.18%, 5.82%, and 5.43% for
2001, 2000, and 1999, respectively; and expected lives of ten years. The weighted average fair values of options granted during 2001, 2000, and 1999 were $3.61, $3.52, and $3.89, respectively.

                         THE COLONIAL BANCGROUP, INC.

   In 1987, BancGroup adopted the Restricted Stock Plan for Directors ("Directors Plan") whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director's term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director's term. During 2001, 2000, and 1999, respectively, 119,019, 88,643, and 60,435 shares of Common Stock were issued under the Directors Plan, representing approximately $1,218,000, $1,079,000, and $724,000 in directors' fees for 2001, 2000, and 1999, respectively.

   In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and directors by awarding Restricted Stock which shall vest either over a stated time period or based upon performance criteria. A total of $1,353,000, $1,099,000, and $745,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2001, 2000, and 1999, respectively. During 2001, 2000, and 1999 the Company awarded 156,906, 251,000, and 20,100 shares, respectively, under the Stock Bonus and Retention Plan having weighted average market value at grant date of $11.46, $10.50, and $13.60, respectively. There were 361,999 shares outstanding under this plan at December 31, 2001.

   In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 or not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan from authorized but unissued shares. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan. There were 221,798 shares issued and outstanding under this Plan at December 31, 2001.

   On November 30, 2000, the subcommittee approved a proposal to offer employees of BancGroup and its subsidiaries the opportunity to cancel certain options and be granted replacement options at least six months after the cancellation of the original options (the "Exchange Program"). Participation in the Exchange Program was at the sole discretion of the employee. The subcommittee included all employees with option exercise prices greater than $13.00. Total Shares canceled under this agreement totaled 864,000. On June 18, 2001, 725,500 shares were reissued under this program at $12.54. The subcommittee approved the Exchange Program with the goals of retaining valuable employees and reinstating some value to a portion of BancGroup's compensation and incentive strategy.

18. Contingencies

   BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2001 will have a materially adverse effect on BancGroup's financial statements.

19. Related Parties

   BancGroup and Colonial Bank lease premises, including their principal corporate offices, from companies partly owned by a principal shareholder of BancGroup. Amounts paid under these leases and agreements approximated $2,401,000, $2,271,000 and $2,925,000 in 2001, 2000 and 1999, respectively.

                         THE COLONIAL BANCGROUP, INC.

   During 2001, 2000 and 1999, BancGroup and its subsidiaries paid or accrued fees of approximately $1,725,000, $1,416,000 and $1,196,000, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

20. Merger Related Expenses

   The Company has recognized external merger related expenses totaling $3,049,000, $0 and $1,307,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively. These expenses relate primarily to transaction costs such as legal fees and accounting fees, brokerage commissions, and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write offs of equipment) and employee severance.

21. Other Expense

   The following amounts were included in Other Expense:

                                               2001    2000    1999
                                              ------- ------- -------
                                                  (In thousands)
           FDIC and state assessments........ $ 2,150 $ 2,005 $ 1,677
           Advertising and public relations..   6,093   7,908   7,863
           Stationery, printing, and supplies   4,602   4,974   5,730
           Telephone.........................   6,920   6,554   6,221
           Legal.............................   5,749   4,707   4,634
           Postage and courier...............   7,052   6,867   6,795
           Insurance.........................   1,594   1,451   1,507
           Professional services.............   6,863   6,309   7,058
           Travel............................   3,787   3,575   3,636
           Other.............................  14,414  18,796  14,754
                                              ------- ------- -------
                Total........................ $59,224 $63,146 $59,875
                                              ======= ======= =======

22. Income Taxes

   The components of the provision for income taxes were as follows:

                                      2001    2000     1999
                                     ------- -------  -------
                                          (In thousands)
                   Currently payable
                    Federal......... $67,944 $69,308  $67,139
                    State...........     706   1,309    2,345
                   Deferred.........     531  (4,127)   2,010
                                     ------- -------  -------
                        Total....... $69,181 $66,490  $71,494
                                     ======= =======  =======

   The provision for income taxes is presented in the income statement as follows:

                                        2001     2000     1999
                                       -------  -------  -------
                                            (In thousands)
               Continuing operations.. $69,552  $69,556  $69,360
               Discontinued operations    (371)  (3,066)   2,134
                                       -------  -------  -------
                    Total............. $69,181  $66,490  $71,494
                                       =======  =======  =======

                         THE COLONIAL BANCGROUP, INC.

   The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                        2001    2000    1999
                                                       ------- ------- -------
                                                           (In thousands)
  Tax at statutory rate on pre-tax income............. $66,949 $63,791 $67,510
  Add:
   State income taxes, net of federal tax benefit.....     459     805   1,754
   Amortization of net purchase accounting adjustments   1,735   1,724   1,705
   Other..............................................   4,084   4,256   3,097
                                                       ------- ------- -------
       Total..........................................  73,227  70,576  74,066
                                                       ------- ------- -------
  Deduct:
   Nontaxable interest income.........................   2,489   2,759   1,991
   Other..............................................   1,557   1,327     581
                                                       ------- ------- -------
       Total..........................................   4,046   4,086   2,572
                                                       ------- ------- -------
  Total income taxes.................................. $69,181 $66,490 $71,494
                                                       ======= ======= =======

   The components of BancGroup's net deferred tax asset as of December 31, 2001 and 2000, were as follows:

                                                                               2001    2000
                                                                              ------- -------
                                                                              (In thousands)
Deferred tax assets:
 Allowance for loan losses................................................... $43,992 $40,032
 Pension accrual in excess of contributions..................................   1,262   2,205
 Other real estate owned write-downs.........................................     422     390
 Other liabilities and reserves..............................................   3,230   4,634
 Differences between financial reporting and tax basis of net assets acquired   1,722     944
 Accelerated tax depreciation................................................      79     758
 Unrealized loss on securities available for sale............................      --   3,305
 Other.......................................................................   2,660   1,438
                                                                              ------- -------
     Total deferred tax asset................................................ $53,367 $53,706
                                                                              ======= =======
Deferred tax liabilities:
 Unrealized gain on securities available for sale............................ $ 5,354 $    --
 Cumulative accretion/discount on bonds......................................   1,139   1,253
 Loan loss reserve recapture.................................................      --     703
 Other.......................................................................   5,405   1,510
                                                                              ------- -------
     Total deferred tax liability............................................  11,898   3,466
                                                                              ------- -------
     Net deferred tax asset.................................................. $41,469 $50,240
                                                                              ======= =======

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

23. Earnings Per Share

   The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

                                                                    Per
                                                                   Share
                                            Income       Shares    Amount
                                           --------     -------   ------
                                         (Dollars in thousands, except per
                                                  share amounts)
      2001
      Basic EPS
       Income from continuing Operations $122,716      114,811    $1.07
       Effect of dilutive securities....                   531
         Options........................
         Convertible debentures.........      178          539
                                           --------     -------
      Diluted EPS....................... $122,894      115,881    $1.06
                                           ========     =======
      2000
      Basic EPS
       Income from continuing Operations $120,185      114,760    $1.05
       Effect of dilutive securities....                   296
         Options........................
         Convertible debentures.........      192          597
                                           --------     -------
      Diluted EPS....................... $120,377      115,653    $1.04
                                           ========     =======
      1999
      Basic EPS
       Income from continuing Operations $118,036      115,579    $1.02
       Effect of dilutive securities....                 1,147
         Options........................
         Convertible debentures.........      219          667
                                           --------     -------
      Diluted EPS....................... $118,255      117,393    $1.01
                                           ========     =======

24. Fair Value of Financial Instruments

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

   Mortgage loans held for sale -- For these short-term assets, the carrying amount is a reasonable estimate of fair value.

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

                         THE COLONIAL BANCGROUP, INC.

   Deposits -- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2001 and 2000. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   Short-term borrowings -- Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

   Long-term debt -- Rates currently available to BancGroup for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   Commitments to extend credit and standby letters of credit -- The value of the unrecognized financial instruments is estimated based on the related fee income associated with the commitments, which is not material to BancGroup's financial statements at December 31, 2001 and 2000.

   The estimated fair values of BancGroup's financial instruments at December 31, 2001 and 2000 are as follows:

                                            2001                     2000
                                  ------------------------ ------------------------
                                    Carrying                 Carrying
                                     Amount    Fair Value     Amount    Fair Value
                                  -----------  ----------- -----------  -----------
                                                   (In thousands)
Financial assets:
 Cash and short-term investments. $   388,107  $   388,107 $   377,556  $   377,556
 Securities available for sale...   1,852,439    1,852,439   1,469,684    1,469,684
 Investment securities...........      30,055       31,065      47,048       47,871
 Mortgage loans held for sale....      35,453       35,453       9,866        9,866
 Loans...........................  10,367,665                9,642,954
 Less: allowances for loan losses    (122,200)                (110,055)
                                  -----------  ----------- -----------  -----------
 Loans, net......................  10,245,465   10,448,306   9,532,899    9,554,572
                                  -----------  ----------- -----------  -----------
       Total..................... $12,551,519  $12,755,370 $11,437,053  $11,459,549
                                  ===========  =========== ===========  ===========
Financial liabilities:
 Deposits........................ $ 8,322,979    8,357,145 $ 8,355,849  $ 8,366,425
 Short-term borrowings...........   2,128,133    2,128,133   1,897,558    1,898,669
 Long-term debt..................   1,786,140    1,846,358     862,247      851,543
                                  -----------  ----------- -----------  -----------
       Total..................... $12,237,252  $12,331,636 $11,115,654  $11,116,637
                                  ===========  =========== ===========  ===========
Derivatives:
Interest Rate SWAPS.............. $   166,371  $   166,371 $     6,883  $     6,883
                                  ===========  =========== ===========  ===========

25. Segment Information

   Through its wholly owned subsidiary, Colonial Bank, BancGroup had previously segmented its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. In July 2000, the Company announced definitive plans to exit the mortgage banking business. As of December 31, 2000, all sales of mortgage servicing rights and transfers of underlying loans have been completed.

   Colonial Bank provides general banking services in 261 branches throughout 6 states.

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

                         THE COLONIAL BANCGROUP, INC.

   The following table reflects the approximate amounts of consolidated revenue, expense, and assets for the years ended December 31, for each segment:

  Segment Data

                                                              Continuing Operations
                                                       ------------------------------------
                                                                                                Discontinued
                                                                                                 Operations
                                                       Commercial    Corporate/                   Mortgage      Consolidated
                                                         Banking       Other*        Total        Banking        BancGroup
                                                       -----------  -----------   -----------  -------------   -------------
                                                                             (Dollars in thousands)
Year Ended December 31, 2001
Interest income....................................... $   902,114  $        53   $   902,167                  $     902,167
Interest expense......................................     472,764        7,474       480,238                        480,238
Provision for loan losses.............................      39,573           --        39,573                         39,573
Noninterest income....................................      93,739          (30)       93,709                         93,709
Amortization and depreciation.........................      32,825         (439)       32,386                         32,386
Noninterest expense...................................     245,724        6,058       251,782                        251,782
                                                       -----------  -----------   -----------  -------------   -------------
Income from continuing operations before income taxes.     204,967      (13,070)      191,897                        191,897
Income taxes..........................................      72,639       (3,458)       69,181                         69,181
                                                       -----------  -----------   -----------  -------------   -------------
Income from continuing operations.....................     132,328       (9,612)      122,716                        122,716
Income (loss) from discontinued operations and loss on
 disposal (net of taxes)..............................          --           --            --           (613)           (613)
                                                       -----------  -----------   -----------  -------------   -------------
       Net Income (loss).............................. $   132,328  $    (9,612)  $   122,716  $        (613)  $     122,103
                                                       ===========  ===========   ===========  =============   =============
Identifiable Assets................................... $13,166,328  $    12,769   $13,179,097  $       6,006   $  13,185,103
Capital Expenditures.................................. $    27,728  $         0   $    27,728                  $      27,728
Year Ended December 31, 2000
Interest income....................................... $   918,076  $        --   $   918,076                  $     918,076
Interest expense......................................     510,733        7,021       517,754                        517,754
Provision for loan losses.............................      29,775           --        29,775                         29,775
Noninterest income....................................      77,849           36        77,885                         77,885
Amortization and depreciation.........................      31,483         (418)       31,065                         31,065
Noninterest expense...................................     223,325        4,301       227,626                        227,626
                                                       -----------  -----------   -----------  -------------   -------------
Income from continuing operations before income taxes.     200,609      (10,868)      189,741                        189,741
Income taxes..........................................      72,420       (2,864)       69,556                         69,556
                                                       -----------  -----------   -----------  -------------   -------------
Income from continuing operations.....................     128,189       (8,004)      120,185                        120,185
Income (loss) from discontinued operations and loss on
 disposal (net of taxes)..............................          --           --            --         (5,065)         (5,065)
                                                       -----------  -----------   -----------  -------------   -------------
       Net Income (loss).............................. $   128,189  $    (8,004)  $   120,185  $      (5,065)  $     115,120
                                                       ===========  ===========   ===========  =============   =============
Identifiable Assets................................... $11,951,864  $    12,701   $11,964,565  $      35,056   $  11,999,621
Capital Expenditures.................................. $    22,077  $         0   $    22,077                  $      22,077
Year Ended December 31, 1999
Interest income....................................... $   766,038  $        --   $   766,038                  $     766,038
Interest expense......................................     377,626        7,265       384,891                        384,891
Provision for loan losses.............................      29,177           --        29,177                         29,177
Noninterest income....................................      75,128          213        75,341                         75,341
Amortization and depreciation.........................      27,928         (408)       27,520                         27,520
Noninterest expense...................................     209,041        3,354       212,395                        212,395
                                                       -----------  -----------   -----------  -------------   -------------
Income from continuing operations before income taxes.     197,394       (9,998)      187,396                        187,396
Income taxes..........................................      73,041       (3,681)       69,360                         69,360
                                                       -----------  -----------   -----------  -------------   -------------
Income from continuing operations.....................     124,353       (6,317)      118,036                        118,036
Income (loss) from discontinued operations and loss on
 disposal (net of taxes)..............................          --           --            --          3,527           3,527
                                                       -----------  -----------   -----------  -------------   -------------
       Net Income (loss).............................. $   124,353  $    (6,317)  $   118,036  $       3,527   $     121,563
                                                       ===========  ===========   ===========  =============   =============
Identifiable Assets................................... $10,743,914  $    12,493   $10,756,407  $     341,416   $  11,097,823
Capital Expenditures.................................. $    40,858  $        34   $    40,892            451   $      41,343

--------
* Includes eliminations of certain intercompany transactions.

                         THE COLONIAL BANCGROUP, INC.

26. Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

   Statement of Condition

                                                             December 31,
                                                           -----------------
                                                             2001     2000
                                                           -------- --------
                                                            (In thousands)
    Assets:
     Cash*................................................ $  4,746 $  7,522
     Investment in subsidiaries*..........................  942,996  856,932
     Intangible assets....................................    3,531    3,965
     Other assets.........................................    3,524    5,108
                                                           -------- --------
           Total assets................................... $954,797 $873,527
                                                           ======== ========
    Liabilities and Shareholders' Equity:
     Short-term borrowings................................ $     -- $  3,200
     Subordinated debt....................................   81,245   82,900
     Other liabilities....................................    8,777   12,327
     Shareholders' equity.................................  864,775  775,100
                                                           -------- --------
           Total liabilities and shareholders' equity..... $954,797 $873,527
                                                           ======== ========

--------
* Eliminated in consolidation.

  Statement of Operations

                                                                      Year Ended December 31,
                                                                     --------------------------
                                                                       2001     2000     1999
                                                                     -------- -------- --------
                                                                           (In thousands)
Income:
 Cash dividends from subsidiaries*.................................. $ 62,810 $ 64,866 $ 79,344
 Interest and dividends on short-term investments*..................      166      372      677
 Other income.......................................................    2,646    2,849    2,490
                                                                     -------- -------- --------
       Total income.................................................   65,622   68,087   82,511
                                                                     -------- -------- --------
Expenses:
 Interest...........................................................    7,597    7,394    7,942
 Salaries and employee benefits.....................................    3,297    1,696    1,263
 Occupancy expense..................................................      352      507      414
 Furniture and equipment expense....................................       71      100      137
 Amortization of intangible assets..................................      434      434      432
 Other expenses.....................................................    2,486    2,262    1,816
                                                                     -------- -------- --------
       Total expenses...............................................   14,237   12,393   12,004
                                                                     -------- -------- --------
Income before income taxes and equity in undistributed net income of
  subsidiaries......................................................   51,385   55,694   70,507
Income tax benefit..................................................    3,942    3,314    3,278
                                                                     -------- -------- --------
Income before equity in undistributed net income of subsidiaries....   55,327   59,008   73,785
Equity in undistributed net income of subsidiaries*.................   66,776   56,112   47,778
                                                                     -------- -------- --------
       Net income................................................... $122,103 $115,120 $121,563
                                                                     ======== ======== ========

--------
* Eliminated in consolidation.

                         THE COLONIAL BANCGROUP, INC.

   Statement of Cash Flows

                                                              Year Ended December 31,
                                                           ----------------------------
                                                             2001      2000      1999
                                                           --------  --------  --------
                                                                  (In thousands)
Cash flows from operating activities...................... $ 54,297  $ 61,744  $ 77,789
                                                           --------  --------  --------
Cash flows from investing activities:
 Capital expenditures.....................................   (2,853)   (1,004)      (34)
 Increase (decrease) in loans.............................     (375)     (374)       --
 Net investment in subsidiaries*..........................      981      (426)   (2,700)
                                                           --------  --------  --------
 Net cash provided (used) in investing activities.........   (2,247)   (1,804)   (2,734)
                                                           --------  --------  --------
Cash flows from financing activities:.....................
 Increase (decrease) in short-term borrowings.............   (3,200)    4,245   (24,811)
 Increase (decrease) in sale of trust preferred securities       --       500     2,500
 Proceeds from issuance of common stock...................    4,707     6,266     6,437
 Proceeds from sale of treasury stock.....................    7,352        --        --
 Purchase of treasury stock...............................   (8,773)  (31,934)       --
 Dividends paid...........................................  (54,912)  (49,814)  (42,566)
                                                           --------  --------  --------
 Net cash used in financing activities....................  (54,826)  (70,737)  (58,440)
                                                           --------  --------  --------
 Net (decrease) increase in cash and cash equivalents.....   (2,776)  (10,797)   16,615
 Cash and cash equivalents at beginning of year...........    7,522    18,319     1,704
                                                           --------  --------  --------
Cash and cash equivalents at end of year*................. $  4,746  $  7,522  $ 18,319
                                                           ========  ========  ========
Supplemental Disclosure of cash flow information:
Cash paid (received) during the year for:
 Interest................................................. $  7,597  $  7,638  $  7,690
 Income taxes.............................................   (4,702)   (1,440)   (4,023)

--------
*  Eliminated in consolidation
++

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item as to BancGroup's directors is contained in BancGroup's proxy statement dated March 18, 2002, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became    Position and Offices Held with      Present and Principal Occupation
Executive Officer              BancGroup and Subsidiaries            for the Last Five Years
------------------------- ------------------------------------ ------------------------------------
Robert E. Lowder......... Chairman of the Board, Chief         Chairman of the Board and Chief
 59, 1981                 Executive Officer and President,     Executive Officer (and President at
                          BancGroup; Chairman, Executive       all relevant times except 1997-
                          Committee, BancGroup; Chairman       2000), BancGroup; Chairman of the
                          of the Board, Chief Executive        Board, Chief Executive Officer,
                          Officer and President, Colonial      (and President at all relevant times
                          Bank; Director, Central Alabama      except 1997-2000) Colonial Bank;
                          Region; Director, Northern Region;   Chairman of the Board and
                          Director, Gulf Coast Region;         President, Colonial Broadcasting
                          Director, Montgomery Region;         until July 1, 1998, Montgomery,
                          Director, Central Florida Region;    AL; Chairman of the Board,
                          Director, South Florida Region;      Colonial Mortgage Company until
                          Director, Bay Area Region;           December 31, 1999.
                          Director, Southwest Florida Region;
                          Chairman of the Board, Georgia
                          Region; Director, Nevada Region;
                          Director, Texas Region;
                          Chairman of the Board, Colonial
                          Investment Services, Inc.; Chairman
                          of the Board, Chief Executive
                          Officer and President, Colonial
                          BancGroup Building Corporation.
W. Flake Oakley, IV...... Executive Vice President, Chief      Executive Vice President, Chief
 48, 1989                 Financial Officer, Secretary,        Financial Officer, and Secretary,
                          BancGroup; Executive Vice            BancGroup and Colonial Bank;
                          President, Chief Financial Officer,  Treasurer, BancGroup and Colonial
                          Cashier and Secretary, Colonial      Bank until 1999.
                          Bank; Director and Vice President
                          Colonial Asset Management, Inc.;
                          Director Colonial Investment
                          Services, Inc.; Treasurer and
                          Director, Colonial BancGroup
                          Building Corporation; Vice
                          President and Director, CBG, Inc;
                          Vice President and Director, CBG,
                          Investments, Inc; Director, Colonial
                          Brokerage, Inc.

Name, Age and Year Became   Position and Offices Held with     Present and Principal Occupation
Executive Officer             BancGroup and Subsidiaries           for the Last Five Years
------------------------- ----------------------------------- ----------------------------------
Sarah H. Moore........... Executive Vice President and
 36, 1999                 Chief Operations Officer,           Executive Vice President and Chief
                          BancGroup and Colonial Bank;        Operations Officer, BancGroup and
                          Vice President and Director,        Colonial Bank 2000-Present;
                          Colonial BancGroup Building         Executive Vice President and
                          Corporation; Vice President, CBG    Treasurer, BancGroup and Colonial
                          Mortgage Insurance Inc. ; Vice      Bank 1999-2000; Senior Vice
                          President and Director, CBG, Inc.;  President, BancGroup and Colonial
                          Vice President, Colonial Investment Bank, 1996-1999.
                          Services, Inc.; Vice President, CBG
                          Investments, Inc.
Caryn Cope............... Executive Vice President and Chief  Executive Vice President and Chief
 38, 2001                 Credit Officer                      Credit Officer, BancGroup and
                                                              Colonial Bank, 2001-present;
                                                              Executive Vice President, Credit
                                                              Quality and Policy, Colonial Bank,
                                                              1999-2000; Senior Vice President,
                                                              Large Loan Administration,
                                                              BancGroup and Colonial Bank,
                                                              1996-1999.

Item 11. Executive Compensation

   The information required by this item is contained in BancGroup's proxy statement dated March 18, 2002, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is contained in BancGroup's proxy statement dated March 18, 2002, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is contained in BancGroup's proxy statement dated March 18, 2002, under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

                  A WARNING ABOUT FORWARD-LOOKING STATEMENTS

   Our annual report to our stockholders and our Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the federal securities laws. Words such as "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

  . deposit attrition, customer loss, or revenue loss in the ordinary course of business;

  .  increases in competitive pressure in the banking industry;

  . costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;

  .  changes in the interest rate environment which reduce margins;

  . general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability;

  .  changes which may occur in the regulatory environment;

  .  a significant rate of inflation (deflation);

  .  acts of terrorism or war; and

  .  changes in the securities markets.

   Many of these factors are beyond our control. For a discussion of factors that could cause our actual results to differ, please see the discussions in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements

   The following financial statements are included herein at Item 8.

   Consolidated Statements of Condition as of December 31, 2001 and 2000.

   Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999.

   Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000, and 1999.

   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.

   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

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

  3.  Exhibits

Exhibits                                                     Description
--------                                                     -----------
Exhibit 3   --  Articles of Incorporation and Bylaws:

      3.1   --  Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant's
                Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

      3.2   --  Amendment to Article 4 of Registrant's Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-56241),
                effective June 22, 1998, and incorporated herein by reference.

      3.3   --  Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on
                Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4   --  Instruments defining the rights of security holders:

      4.1   --  Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the
                Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

      4.2   --  Amendment to Article 4 of Registrant's Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-56241),
                effective June 22, 1998, and incorporated herein by reference.

      4.3   --  Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant's Current Report on
                Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibits                                                     Description
--------                                                     -----------

       4.4   --  Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15,
                 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the
                 Registrant's Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

       4.5   --  All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission.
Exhibit 10   --  Material Contracts:

      10.1   --  Second Amendment and Restatement of 1982 Incentive Stock Plan of the Registrant, filed as
                 Exhibit 4-1 to the Registrant's Registration Statement on Form S-8 (File No. 33-41036), effective
                 June 4, 1991, and incorporated herein by reference.

      10.2   --  Second Amendment and Restatement to 1982 Nonqualified Stock Option Plan of the Registrant
                 filed as Exhibit 4-2 to the Registrant's Registration Statement on Form S-8 (File No. 33-41036),
                 effective June 4, 1991, and incorporated herein by reference.

      10.3   --  1992 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to
                 Registrant's Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

      10.4   --  1992 Nonqualified Stock Option Plan of the Registrant as amended, filed as Exhibit 10.2 to
                 Registrant's Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

      10.5   --  SunTrust Revolving Credit Facility Commitment Letter, filed as Exhibit 10.5 to Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

      10.6   --  The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as
                 amended, included as Exhibit 10(C)(1) to the Registrant's Registration Statement on Form S-4
                 (File No. 33-52952), and incorporated herein by reference.

      10.7   --  The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the
                 Registrant's Registration Statement as Form S-4 (File No. 33-52952), and incorporated herein by reference.

      10.8   --  Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington
                 Trust Company, as Debenture Trustee dated as of, included as Exhibit 4(A) to Registrant's
                 Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

      10.9   --  Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.9 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by references.

     10.10   --  The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant's
                 Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

Exhibit 11   --  Statement Regarding Computation of Earnings Per Share are included herein at footnote 23 to the financial statements in Item 8.

Exhibit 12   --  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21   --  List of subsidiaries of the Registrant.

Exhibit 23   --  Consents of experts and counsel:

      23.1   --  Consent of PricewaterhouseCoopers LLP.

Exhibit 24   --  Power of Attorney.

(b) The Registrant filed no Current Reports on Form 8-K during the fourth quarter of 2001. The Registrant furnished certain information as Regulation F-D disclosure under Item 9 on a Current Report on Form 8-K, furnished on October 16, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 8th day of March, 2002.

                                          THE COLONIAL BANCGROUP, INC.

                                          By:   /s/  ROBERT E. LOWDER
                                             ----------------------------------
                                              Robert E. Lowder
                                              Its Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title             Date
          ---------                       -----             ----
/s/  ROBERT E. LOWDER         Chairman of the Board of       **
-----------------------------   Directors, Chief Executive
                                Officer and President
Robert E. Lowder

/s/  W. FLAKE OAKLEY, IV      Chief Financial Officer and    **
-----------------------------   Secretary (Principal
                                Financial Officer and
                                Principal Accounting
                                Officer)
W. Flake Oakley, IV

*                             Director                       **
-----------------------------
Lewis Beville
*                             Director                       **
-----------------------------
William Britton
*                             Director                       **
-----------------------------
Jerry J. Chesser
*                             Director                       **
-----------------------------
Augustus K. Clements, III
*                             Director                       **
-----------------------------
Robert C. Craft
*                             Director                       **
-----------------------------
Patrick F. Dye
*                             Director                       **
-----------------------------
Clinton O. Holdbrooks
*                             Director                       **
-----------------------------
Harold D. King

          Signature                       Title             Date
          ---------                       -----             ----
*                             Director                       **
-----------------------------
John Ed Mathison
*                             Director                       **
-----------------------------
Milton E. McGregor
*                             Director                       **
-----------------------------
John C. H. Miller, Jr.
*                             Director                       **
-----------------------------
Joe D. Mussafer
*                             Director                       **
-----------------------------
William E. Powell
*                             Director                       **
-----------------------------
Jimmy Rane
*                             Director                       **
-----------------------------
Frances E. Roper
*                             Director                       **
-----------------------------
Simuel Sippial
*                             Director                       **
-----------------------------
Ed V. Welch
--------
* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/  W. FLAKE OAKLEY, IV
-------------------------------
W. Flake Oakley, IV
Attorney-in-Fact

** Dated: March 8, 2002

                                 EXHIBIT INDEX

Exhibits                                                      Description
--------                                                      -----------
Exhibit 3    --  Articles of Incorporation and Bylaws:

       3.1   --  Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant's
                 Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

       3.2   --  Amendment to Article 4 of Registrant's Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-56241),
                 effective June 22, 1998, and incorporated herein by reference.

       3.3   --  Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant's Current Report on
                 Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4    --  Instruments defining the rights of security holders:

       4.1   --  Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the
                 Registrant's Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

       4.2   --  Amendment to Article 4 of Registrant's Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-56241),
                 effective June 22, 1998, and incorporated herein by reference.

       4.3   --  Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant's Current Report on
                 Form 8-K, dated February 21, 1995, and incorporated herein by reference.

       4.4   --  Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15,
                 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the
                 Registrant's Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

       4.5   --  All instruments defining the rights of holders of long-term debt of the Corporation and itssubsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission.

Exhibit 10   --  Material Contracts:

      10.1   --  Second Amendment and Restatement of 1982 Incentive Stock Plan of the Registrant, filed as
                 Exhibit 4-1 to the Registrant's Registration Statement on Form S-8 (File No. 33-41036), effective
                 June 4, 1991, and incorporated herein by reference.

      10.2   --  Second Amendment and Restatement to 1982 Nonqualified Stock Option Plan of the Registrant
                 filed as Exhibit 4-2 to the Registrant's Registration Statement on Form S-8 (File No. 33-41036),
                 effective June 4, 1991, and incorporated herein by reference.

      10.3   --  1992 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to
                 Registrant's Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

      10.4   --  1992 Nonqualified Stock Option Plan of the Registrant as amended, filed as Exhibit 10.2 to
                 Registrant's Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

      10.5   --  SunTrust Revolving Credit Facility Commitment Letter, filed as Exhibit 10.5 to Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

      10.6   --  The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as
                 amended, included as Exhibit 10(C)(1) to the Registrant's Registration Statement on Form S-4
                 (File No. 33-52952), and incorporated herein by reference.

Exhibits                                                   Description
--------                                                   -----------

      10.7   --  The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to
                 the Registrant's Registration Statement as Form S-4 (File No. 33-52952), and incorporated herein by reference.

      10.8   --  Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington
                 Trust Company, as Debenture Trustee dated as of, included as Exhibit 4(A) to Registrant's
                 Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

      10.9   --  Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.9 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by references.

     10.10   --  The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant's
                 Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

Exhibit 11   --  Statement Regarding Computation of Earnings Per Share are included herein at footnote 23 to the financial statements in Item 8.

Exhibit 12   --  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21   --  List of subsidiaries of the Registrant.

Exhibit 23   --  Consents of experts and counsel:

      23.1   --  Consent of PricewaterhouseCoopers LLP.

Exhibit 24   --  Power of Attorney.

(b) The Registrant filed no Current Reports on Form 8-K during the fourth quarter of 2001. The Registrant furnished certain information as Regulaton F-D disclosure under Item 9 on a Current Report on Form 8-K, furnished on October 16, 2001.