Form 10-Q
period 2002-03-31
COLONIAL BANCGROUP INC
filed 2002-05-15
CIK 92339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002              COMMISSION FILE NUMBER 1-13508

                          THE COLONIAL BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  63-0661573
--------------------------------------     -------------------------------------
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

          YES  [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                           Outstanding at April 30, 2002
--------------------------------------     -------------------------------------
    Common Stock, $2.50 Par Value                      120,166,673

                          THE COLONIAL BANCGROUP, INC.
                                      INDEX

                                                                                                                    Page
                                                                                                                   Number
          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Condition - March 31, 2002, December 31, 2001 and March 31, 2001                 4

          Consolidated Statements of Income - Three months ended March 31, 2002 and March 31, 2001                    5

          Consolidated Statements of Comprehensive Income - Three months ended March 31, 2002 and March 31, 2001      6

          Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and March 31, 2001              7-8

          Notes to Consolidated Financial Statements - March 31, 2002                                                 9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      12

          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          28

Item 6.   Exhibits and Reports on Form 8-K                                                                           28

          SIGNATURES                                                                                                 29

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2002 and beyond; (ii) increases in competitive pressure in the banking industry; (iii) general economic conditions, either nationally or regionally, that are less favorable than expected; and (iv) changes which may occur in the regulatory environment. When used in this report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             March 31,    December 31,    March 31,
                                                               2002          2001           2001
                                                            ----------------------------------------
ASSETS:
Cash and due from banks                                     $   288,950   $   373,024    $   297,308
Interest-bearing deposits in banks and federal funds sold        25,312        15,084         25,497
Securities available for sale                                 1,977,148     1,852,439      1,479,945
Investment securities                                            27,519        30,055         43,937
Mortgage loans held for sale                                     23,653        35,453         20,811
Loans, net of unearned income                                10,236,272    10,367,665     10,114,964
Less: Allowance for loan losses                                (128,782)     (122,200)      (116,532)
                                                            ----------------------------------------
Loans, net                                                   10,107,490    10,245,465      9,998,432
Premises and equipment, net                                     226,870       198,983        191,901
Intangible assets, net                                          190,912       113,898         93,529
Other real estate owned                                          21,408        15,553          9,768
Accrued interest and other assets                               295,032       305,149        278,605
                                                            ----------------------------------------
TOTAL ASSETS:                                               $13,184,294   $13,185,103    $12,439,733
                                                            ========================================

LIABILITIES AND SHAREHOLDERS EQUITY:
Deposits                                                    $ 8,598,167   $ 8,322,979    $ 8,486,991
Short term borrowings                                         1,644,251     2,128,133      1,913,653
Subordinated debt                                               264,925       265,550        111,865
Trust preferred securities                                      176,866        70,000         73,000
FHLB long term debt                                           1,396,521     1,361,938        833,782
Other long term debt                                             57,013        88,652        103,368
Other liabilities                                                95,565        83,077        108,807
                                                            ----------------------------------------
Total liabilities                                            12,233,308    12,320,329     11,631,466
                                                            ----------------------------------------

SHAREHOLDERS' EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares
  authorized; 120,105,813, 115,244,185, and 113,071,817
  shares issued at March 31, 2002, December 31, 2001, and
  March 31, 2001, respectively                                  300,265       288,110        286,648
Treasury stock (2,419,251 at March 31, 2001)                         --            --        (22,973)
Additional paid in capital                                      162,684       102,980        124,504
Retained earnings                                               486,359       467,163        415,801
Unearned compensation                                            (3,557)       (3,159)        (4,923)
Accumulated other comprehensive income, net of taxes              5,235         9,680          9,210
                                                            ----------------------------------------
Total shareholders' equity                                      950,986       864,774        808,267
                                                            ----------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $13,184,294   $13,185,103    $12,439,733
                                                            ========================================

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
INTEREST INCOME:
   Interest and fees on loans                         $162,849    $213,477
   Interest and dividends on securities                 26,725      25,891
   Other interest                                          222         936
                                                      --------    --------
Total interest income                                  189,796     240,304
                                                      --------    --------

INTEREST EXPENSE:
   Interest on deposits                                 48,347      95,526
   Interest on short-term borrowings                     7,714      23,450
   Interest on long-term debt                           24,079      18,725
                                                      --------    --------
Total interest expense                                  80,140     137,701
                                                      --------    --------

NET INTEREST INCOME                                    109,656     102,603
Provision for loan losses                                9,478       9,464
                                                      --------    --------
Net Interest Income After Provision for Loan Losses    100,178      93,139
                                                      --------    --------

NONINTEREST INCOME:
   Service charges on deposit accounts                  10,603       9,497
   Wealth management                                     2,660       2,242
   Electronic banking                                    1,873       1,555
   Mortgage origination                                  2,155       1,456
   Securities gains (losses), net                           (1)      1,189
   Other income                                          5,637       4,902
                                                      --------    --------
Total noninterest income                                22,927      20,841
                                                      --------    --------

NONINTEREST EXPENSE:
   Salaries and employee benefits                       37,367      34,921
   Occupancy expense of bank premises, net               9,350       8,301
   Furniture and equipment expenses                      7,122       7,322
   Amortization of intangible assets                       162       1,640
   Other expenses                                       16,506      16,178
                                                      --------    --------
Total noninterest expense                               70,507      68,362
                                                      --------    --------

INCOME BEFORE INCOME TAXES                              52,598      45,618
Applicable income taxes                                 18,420      16,422
                                                      --------    --------
NET INCOME                                            $ 34,178    $ 29,196
                                                      ========    ========
EARNINGS PER SHARE:
  NET INCOME
        Basic                                         $   0.30    $   0.26
        Diluted                                       $   0.29    $   0.25

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   -------
NET INCOME                                                    $34,178   $29,196
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
 Unrealized (losses) gains on securities available for sale
   arising during the period, net of taxes                     (4,446)   15,778
 Less:  reclassification adjustment for net losses (gains)
   included in net income                                           1      (761)
                                                              -------   -------
COMPREHENSIVE INCOME                                          $29,733   $44,213
                                                              =======   =======

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                           2002        2001
                                                                        ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  64,104    $  32,382
                                                                        ----------------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities available for sale     162,304      109,443
  Proceeds from sales of securities available for sale                      4,010       26,968
  Purchase of securities available for sale                              (257,313)    (121,806)
  Proceeds from maturities of investment securities                         2,542        2,911
  Net decrease (increase) in loans                                        397,493     (427,995)
  Cash received in bank acquisitions                                       13,091       33,298
  Capital expenditures                                                    (23,375)      (5,151)
  Proceeds from sale of other real estate owned                             3,921        1,829
  Other, net                                                                  657           24
                                                                        ----------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                          303,330     (380,479)
                                                                        ----------------------
Cash flows from financing activities:
  Net (decrease) increase in demand, savings, and time deposits           (27,279)      27,226
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and other short-term borrowings                (486,554)     146,093
  Proceeds from issuance of long-term debt
                                                                           93,096      259,994
  Repayment of long-term debt                                            (105,110)    (130,189)
  Proceeds from issuance of trust preferred securities                    100,000           --
  Proceeds from issuance of common stock                                      826        3,464
  Dividends paid ($0.13 and $0.12 per share for
    2002 and 2001, respectively)                                          (16,259)     (13,242)
                                                                        ----------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                         (441,280)     293,346
                                                                        ----------------------
Net decrease in cash and cash equivalents                                 (73,846)     (54,751)
Cash and cash equivalents at beginning of year                            388,108      377,556
                                                                        ----------------------
Cash and cash equivalents at March 31,                                  $ 314,262    $ 322,805
                                                                        ======================

     See Notes to the Unaudited Condensed Consolidated Financial Statements

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:          Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002       2001
                                                           --------------------
Cash paid during the year for:
  Interest                                                 $ 89,116   $147,899
  Income taxes                                               18,400     16,419
Non-cash investing activities:
  Transfer of loans to other real estate                   $    398   $ 10,909
  Assets (non-cash) acquired in business combination        342,855     70,450
  Liabilities assumed in business combination               331,094    104,523
  Origination of loans for the sale of other real estate         --        169
Non-cash financing activities:
  Reissuance of treasury stock for stock plans             $     --   $  3,003
  Conversion of subordinated debentures                          63         35

     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                  THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries ("BancGroup" or the "Company") have not changed their accounting and reporting policies from those stated in the 2001 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup's 2001 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and 2001 and the results of operations and cash flows for the interim periods ended March 31, 2002 and 2001. All 2002 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B: CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2002 will have a materially adverse effect on BancGroup's financial statements.

NOTE C: BUSINESS COMBINATIONS

BancGroup completed the acquisition of Mercantile Bancorp, Inc. ("Mercantile") and its wholly owned subsidiary bank, First Mercantile Bank, N.A. ("Mercantile Bank"), on March 28, 2002. Mercantile Bank operated four branch offices in Dallas, Texas and one in Austin, Texas. At March 28, 2002, Mercantile had $354 million in assets, $284 million in loans and mortgage loans held for sale, and $302 million in deposits. BancGroup issued 4,652,809 shares of its common stock to shareholders of Mercantile. As a result of this transaction, BancGroup recorded $69.9 million of total intangibles including $11.4 million in core deposit premium.

NOTE D: RECENT ACCOUNTING PRONOUNCEMENTS

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

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years. Colonial adopted SFAS 142 on January 1, 2002. At the date of adoption, Colonial had unamortized goodwill in the amount of $109.7 million and unamortized identifiable intangible assets in the amount of $4.2 million. Based on the current level of identifiable intangible assets, amortization was $162,000 in the first quarter of 2002 and with the consummation of the Mercantile acquisition, amortization expense is expected to total approximately $1.8 million for this year and $2.0 million annually for the next five years. The full impact of adopting SFAS No. 142 is expected to result in an increase in annual net income of approximately $3.6 million after tax or $.03 per share based on amortization expense recorded in 2001. Reported net income for the first quarter of 2001 would have been $1.0 million greater, exclusive of the goodwill amortization recognized in that period; increasing diluted earnings per share by $0.01 from $0.25 to $0.26.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. Management is currently evaluating the impact that SFAS No. 143 will have on BancGroup's financials, but does not expect the adoption will have a material effect.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. Colonial adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on BancGroup's financials.

NOTE E: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(Dollars in  thousands, except per share amounts)
                                        Three Months Ended March 31,
                                      -------------------------------
                                                            Per Share
                    2002               Income      Shares    Amount
                                      --------    -------   ---------
Basic EPS
 Net Income                           $34,178     115,382       $0.30
  Effect of dilutive securities:
      Options                                         651
      Convertible debentures               35         497
---------------------------------------------------------------------
Diluted EPS                           $34,213     116,530       $0.29
---------------------------------------------------------------------
            2001
Basic EPS
  Net income                          $29,196     114,502       $0.26
  Effect of dilutive securities
      Options                                         594
      Convertible debentures               48         585
---------------------------------------------------------------------
Diluted EPS                           $29,244     115,681       $0.25
---------------------------------------------------------------------

NOTE F: SEGMENT INFORMATION

Through its wholly owned subsidiary, Colonial Bank, BancGroup has one distinct line of business: Commercial Banking.

Colonial Bank provides general banking services in 261 branches throughout 6 states.

NOTE G: LONG TERM BORROWINGS

During March 2002, Colonial Bank issued $100 million in trust preferred securities. These securities bear interest of 8.32% and are subject to redemption by BancGroup, in whole or in part, at any time after March 2007, until maturity in April 2032. In connetion with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate on the notes of 3 month LIBOR +1.40%. As of March 31, 2002, the net effective floating rate was 3.41%. The proceeds from this issuance will be used for general corporate purposes.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits, and long and short term debt changed for the three months and twelve months ended March 31, 2002, respectively, as follows:

                                 December 31, 2001        March 31, 2001
(Dollars in thousands)           to March 31, 2002       To March 31, 2002
                                Increase (Decrease)     Increase (Decrease)
                                -------------------------------------------
                                  Amount        %        Amount        %
                                -------------------------------------------
Assets:
Total Assets                        (809)       --%     744,561       6.0%
Securities                       122,173       6.5%     480,785      31.6%
Mortgage loans held for sale     (11,800)    (33.3%)      2,842      13.7%
Loans, net of unearned income   (131,393)     (1.3%)    121,308       1.2%
Total Deposits                   275,188       3.3%     111,176       1.3%
Short-term debt                 (483,882)    (22.7%)   (269,402)    (14.1%)
Long-term debt                   109,185       6.1%     773,310      68.9%

Assets:

BancGroup's assets have increased 6.0% since March 31, 2001 but have remained relatively unchanged since December 31, 2001. The growth from March 31, 2001 is primarily the result of increases in investment securities, internal loan growth throughout BancGroup's banking regions, the purchase of 13 branches from Union Planters, and the acquisition of Mercantile Bancorp in Texas. The slight decrease from December 31, 2001 is largely due to a decrease in Mortgage Warehouse Lending loans offset by an increase in investment securities and growth in regional bank loans.

Securities:

Investment securities and securities available for sale have increased $480.8 million (31.6%) and $122.2 million (6.5%) from March 31, 2001 and December 31, 2001, respectively. These increases are the result of normal business activities and $43 million in securities received with the Mercantile acquisition.

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $121.3 million (1.2%) and decreased $131.4 million (-1.3%) from March 31, 2001 and December 31, 2001, respectively. Loan growth from March 31, 2001 was partially offset by the securitization of $307 million of single-family real estate loans that were transferred to securities in the investment portfolio as mortgage backed securities during the second quarter of 2001. The decrease in loans from December 31, 2001 was primarily due to a $413 million decline in mortgage warehouse loans partially offset by $284 million in loans acquired in an acquisition. Volume in the mortgage warehouse lending unit had been abnormally high at December 31, 2001 due to increases in mortgage refinancing activity occasioned by all time lows in mortgage rates for a period during the fourth quarter of 2001. The remaining change from December 31, 2001 consisted of an increase of $93 million in regional bank loans offset by a decrease of $96 million in the single family real estate portfolio consisting substantially of adjustable rate mortgage loans.

GROSS LOANS BY CATEGORY                    March 31,    December 31,    March 31,
(Dollars in thousands)                       2002          2001           2001
                                          ----------------------------------------
Commercial, financial, and agricultural   $ 1,087,974    $ 1,145,409   $ 1,297,773
Real estate-commercial                      3,489,361      3,417,517     3,393,322
Real estate-construction                    2,519,447      2,295,675     1,821,412
Real estate-residential                     1,930,654      1,942,821     2,592,564
Installment and consumer                      246,557        240,836       269,126
Mortgage warehouse lending                    874,911      1,286,399       644,484
Other                                          87,513         39,019        96,314
                                          ----------------------------------------
Total Loans                               $10,236,417    $10,367,676   $10,114,995
                                          ========================================

Residential real estate loans represent 18.9% of total loans at March 31, 2002 compared to 18.7% at December 31, 2001 and 25.6% at March 31, 2001. A portion of this decline is due to the second quarter 2001 securitization of approximately $307 million in single-family real estate loans which were originally received back into BancGroup's securities portfolio as mortgage backed securities. Also, demand for adjustable rate mortgages has declined as more borrowers are looking for long-term fixed rate loans, which the Company originates, but sells in the secondary market. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have minimal credit risk and lower interest rate sensitivity. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Annualized net charge-offs to average loans for the residential real estate portfolio was 0.06% at March 31, 2002 compared to 0.11% for all of 2001.

Commercial loans collaterialized by real estate and construction loans increased approximately $71.8 million and $223.8 million, respectively from December 31, 2001 and $96.0 million and $698.0 million, respectively, from March 31, 2001.

Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. Our diversity, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction and Commercial Real Estate loans as of March 31, 2002.

                      CONSTRUCTION & COMMERCIAL REAL ESTATE
                 GEOGRAPHIC DIVERSITY AND INDUSTRY DISTRIBUTION
                                 MARCH 31, 2002

(Dollars in thousands)   Construction    Commercial Real Estate
                         ------------    ----------------------
Average Loan Size         $      508          $      515

Geographic Diversity
       Alabama            $  378,965          $  897,386
       Georgia               429,710             457,691
       Florida             1,212,296           1,552,163
       Texas                 276,480             142,668
       Nevada                151,018             159,087
       Other                  70,978             280,366
                          ----------          ----------
Total                     $2,519,447          $3,489,361

-----------------------------------------------------------------------------------------------------------------------

Industry Distribution             % of Industry Distribution to                           % of Industry Distribution to
                                  ---------------------------------                      ------------------------------
                                  Construction              Total                         Commercial Real       Total
                                   Portfolio              Portfolio                      Estate Portfolio     Portfolio
                                  ------------            ---------                      ----------------     ---------
       Development                    22%                    5%       Retail                  18%                 6%
       1-4 Family Residential         21%                    5%       Office                  16%                 6%
       Land Only                      18%                    4%       Multi-Family            11%                 4%
       Condominium                    12%                    3%       Lodging                 11%                 4%
       Multi-Family                    9%                    2%       Office/Warehouse         6%                 2%
       Retail                          5%                    1%       Nursing Home             5%                 2%
       Other (13 types)               13%                    5%       Other (11 types)        33%                10%
                                     ---                    --                               ---                 --

                                                                      Total Commercial
Total Construction                   100%                   25%          Real Estate         100%                34%
                                     ---                    --                               ---                 --
-----------------------------------------------------------------------------------------------------------------------

Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

                                                Construction    Commercial Real Estate
                                                ------------    ----------------------
75 Largest Loans Total                            $966,585            $720,613
    % of 75 largest loans to category total           38.4%               20.7%
    Average  Loan to  Value  Ratio (75 largest
       loans)                                           68%                 71%
    Debt Coverage Ratio (75 largest loans)             N/A                1.28x
-----------------------------------------------------------------------------------------------------------------------

     Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved. Owner occupied Commercial Real Estate portfolio totals represented 22% of the total Commercial Real Estate portfolio at March 31, 2002.

BancGroup does not have a syndicated lending department; however, the Company has 28 credits with commitments (funded and unfunded) of $551 million that fall within the bank regulatory definition of a "Shared National Credit" (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is under $56 million (which is a mortgage warehouse facility), with the smallest credit being approximately $142,000. As of March 31, 2002, $317 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup's loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

..    26% - commercial real estate projects located within existing markets

..    13% - international credits which are primarily unfunded short-term commitments to tier one correspondent banks

..    56% - mortgage warehouse lines to eight large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers)

..    5% - operating facilities to two large national corporations headquartered in the Florida markets

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

(Dollars in thousands)                       Percent of                     Percent of                     Percent of
Balance at end of period        March 31,     Loans to      December 31,     Loans to     March 31,         Loans to
   Applicable to:                 2002      Total Loans        2001        Total Loans       2001         Total Loans
                               --------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                   $ 30,415       10.6%         $ 33,326           11.1%        $ 33,025          12.8%
Real estate-commercial           55,128       34.1%           50,393           33.0%          46,343          33.5%
Real estate-construction         21,589       24.6%           17,256           22.1%          15,801          18.0%
Real estate-residential           9,653       18.9%            9,714           18.7%          12,963          25.6%
Installment and consumer          2,898        2.4%            2,390            2.3%           2,601           2.7%
Mortgage warehouse lending        2,187        8.5%            3,216           12.4%           1,610           6.4%
Other                             6,912        0.9%            5,905            0.4%           4,189           1.0%
                               ------------------------------------------------------------------------------------
TOTAL                          $128,782      100.0%         $122,200          100.0%        $116,532         100.0%
                               ====================================================================================

     The ratio of annualized net charge-offs to average loans was 0.25%, 0.34%, and 0.14% for the first quarter of 2002, the fourth quarter of 2001, and the first quarter of 2001. As a result of the Company's localized lending strategies and early identification of potential problem loans, BancGroup's net charge-offs have been consistently low, compared to industry and peer data.

     The following schedule reflects BancGroup's coverage of nonperforming loans (nonaccrual and renegotiated) by the allowance for loan losses of 281%, while management has not targeted any specific coverage ratio in excess of 100%. Management is committed to maintaining adequate reserve levels to absorb losses present in the loan portfolio.

SUMMARY OF LOAN LOSS EXPERIENCE
                                            March 31,   December 31,    March 31,
(Dollars in thousands)                        2002         2001           2001
                                          --------------------------------------
Allowance for loan losses - January 1       $122,200     $110,055       $110,055
Charge-offs:
  Commercial, financial, and agricultural      2,907       14,731          2,738
  Real estate-commercial                       2,839        9,354            201
  Real estate-construction                       108          292             45
  Real estate-residential                        527        3,148            652
  Installment and consumer                     1,038        4,049            908
  Other                                          223        1,155            173
                                             -----------------------------------
Total charge-offs                              7,642       32,729          4,717
                                             -----------------------------------
Recoveries:
  Commercial, financial, and agricultural        273          698            208
  Real estate-commercial                         419          404            191
  Real estate-construction                        18            9              7
  Real estate-residential                        238          565            194
  Installment and consumer                       266        1,999            502
  Other                                           95          330             59
                                             -----------------------------------
Total recoveries                               1,309        4,005          1,161
                                             -----------------------------------

Net charge-offs                                6,333       28,724          3,556
Allowance added from bank acquisitions         3,437        1,296            569
Addition to allowance charged to
   operating expense                           9,478       39,573          9,464
                                            ------------------------------------
Allowance for loan losses-end of period     $128,782     $122,200       $116,532
                                            ------------------------------------
Net charge-offs as a percent of average
net loans - (annualized basis):
    Quarter to date                             0.25%        0.34%          0.14%

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

                                                                  March 31,    December 31,   March 31,
(Dollars in thousands)                                              2002          2001          2001
                                                                  ------------------------------------
Aggregate loans for which interest is not being accrued           $44,646       $49,675       $41,631
Aggregate loans renegotiated to provide a reduction or deferral of interest or principle because of deterioration in the
  financial condition of the borrower                               1,233         1,507         1,147
                                                                  ------------------------------------
  Total nonperforming loans *                                      45,879        51,182        42,778
Other real estate owned and repossessions                          21,408        15,553         9,768
                                                                  ------------------------------------
  Total nonperforming assets *                                    $67,287       $66,735       $52,546
                                                                  ====================================
Aggregate loans contractually past due 90 days
    for which interest is being accrued                           $19,033       $28,249       $16,925
Net charge-offs quarter-to-date                                   $ 6,333       $ 8,602       $ 3,556
      Total nonperforming assets as a percent of net
         loans and other real estate                                 0.66%         0.64%         0.52%
      Allowance as a percent of net loans                            1.26%         1.18%         1.15%
      Allowance as a percent of nonperforming assets *                191%          183%          222%
      Allowance as a percent of nonperforming loans *                 281%          239%          272%

* Does not include loans contractually past due 90 days or more which are still accruing interest.

Nonperforming assets increased to 0.66% of net loans and other real estate at March 31, 2002. Nonperforming assets have remained relatively stable at $67.3 million compared to $66.7 million at December 31, 2001. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. Loan loss reserve was 1.26% of loans at March 31, 2002 compared to 1.18% at December 31, 2001 and 1.15% at March 31, 2001. Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $500,000) individual credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, regularly monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of the BancGroup's credit management. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs.

Nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The recorded investment in impaired loans at March 31, 2002 was $40.1 million and these loans had a corresponding valuation allowance of $16.2 million.

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

Core deposit growth is a primary focus of BancGroup's funding and liquidity strategy. Average retail deposits excluding broker and time deposits grew at an annualized rate of 12% for the three months ended March 31, 2002. Core deposit growth continues to be a primary strategic objective of the Company.

In addition to funding growth through core deposits, BancGroup has worked to expand the availability of long and short term wholesale funding sources. As of March 31, 2002 the Bank utilized only 54% of the total wholesale funding sources estimated to be available. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

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

The following table represents the output from the Company's most recent simulation model, when the Fed Funds Rate was 1.75%, and measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve month projection of Net Interest Income under these scenarios is compared to both the twelve month Net Interest Income projection with rates unchanged and first quarter 2002 net interest income annualized.

                                                Percentage Change in 12 Month Projected (1):
                                              -------------------------------------------------
                                                                     Net Interest Income Versus
                                                                      1st Qtr 2002 Net Interest
                             Fed Funds Rate   Net Interest Income        Income Annualized
                             --------------   -------------------    --------------------------
Basis Points change
-------------------

+200 .....................        3.75%                3%                      9%
+100 .....................        2.75                 1                       7
No Change ................        1.75                --                       6
- 100 ....................        0.75                (1)                      5
-----------------------------------------------------------------------------------------------

(1) The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

This table shows that under these rate shock scenarios, net interest income would be expected to improve versus recent results, and would benefit most from rising rates.

The following table summarizes BancGroup's Maturity / Rate Sensitivity or Gap at March 31, 2002.

                              (Dollars in millions)

                                   0-90 days   0-365 days
                                   ---------   ----------
Rate Sensitive Assets (RSA)         $6,434       $7,811
Rate Sensitive Liabilities (RSL)     4,359        6,622
Cumulative Gap (RSA-RSL)             2,075        1,189
Cumulative Gap Ratio
(Cum. Gap / Total Assets)               16%           9%

The last two lines of the proceeding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. Therefore, BancGroup's net interest income would again generally benefit from a rising rate environment.

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

CAPITAL ADEQUACY AND RESOURCES:

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup's actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2002 are stated below:

Capital (in thousands):
   Tier I Capital:
      Shareholders' equity (excluding unrealized gain on securities available
        for sale and intangibles, plus Trust Preferred Securities)                   $   932,838
                                                                                     -----------
   Tier II Capital:
      Allowable loan loss reserve                                                        128,782
      Subordinated debt                                                                  261,182
      45% of net unrealized gains on available for sale equity securities                    209
                                                                                     -----------
            Total Capital                                                            $ 1,323,011

Risk Adjusted Assets (in thousands)                                                  $10,858,243
Total Assets (in thousands)                                                          $13,184,294

                                March 31, 2002    December 31, 2001
                                --------------    -----------------
Tier I leverage ratio                7.45%              6.24%
Risk Adjusted Capital Ratios:
   Tier I Capital Ratio              8.59%              7.39%
   Total Capital Ratio              12.18%             10.91%

BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The increase in the Tier I Capital Ratio and Total Capital Ratio is primarily due to the issuance of $100 million of Trust Preferred Securities during the first quarter of 2002. These securities provide additional flexibility for liquidity, capital management, and growth.

Management continuously monitors its capital levels in order to ensure it is taking the necessary steps to support future internally generated growth and fund the quarterly dividend rates that are currently $0.13 per share each quarter.

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)

                                                                          Three Months Ended March 31,
                                                       ---------------------------------------------------------------
                                                                     2002                             2001
                                                       ------------------------------   ------------------------------
                                                         Average                          Average
                                                          Volume     Interest   Rate       Volume     Interest   Rate
                                                       ------------------------------   ------------------------------
ASSETS
   Loans, net (1)                                      $ 9,094,471   $153,270   6.82%   $ 9,384,831   $204,473   8.82%
   Mortgage warehouse lending                              871,239      9,381   4.31%       503,294      8,972   7.13%
   Mortgage loans held for sale                             20,624        352   6.83%        11,987        195   6.51%
   Investment securities and securities available
      for sale and other interest-earning assets (2)     1,956,832     27,527   5.63%     1,593,016     27,473   6.90%
                                                       ----------------------           ----------------------
   Total interest-earning assets(1)                     11,943,166   $190,530   6.44%    11,493,128   $241,113   8.48%
                                                                     --------                         --------

   Nonearning assets                                       764,648                          718,751
                                                       -----------                      -----------
      Total assets                                     $12,707,814                      $12,211,879
                                                       ===========                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest-bearing non-time deposits                  $ 2,682,864   $  8,506   1.29%   $ 2,431,613   $ 19,885   3.32%
   Time deposits                                         4,169,579     39,840   3.87%     4,866,708     75,642   6.30%
   Short-term borrowings                                 1,703,851      7,716   1.84%     1,638,234     23,450   5.81%
   Long-term debt                                        1,803,559     24,100   5.40%     1,247,369     18,913   6.13%
                                                       ----------------------           ----------------------
   Total interest-bearing liabilities                   10,359,853   $ 80,162   3.14%    10,183,924   $137,890   5.49%
                                                       ----------------------           ----------------------
   Noninterest-bearing demand deposits                   1,377,733                        1,130,159
   Other liabilities                                        94,592                          109,358
                                                       -----------                      -----------
   Total liabilities                                    11,832,178                       11,423,441
   Shareholders' equity                                    875,636                          788,438
                                                       -----------                      -----------
Total liabilities and shareholders' equity             $12,707,814                      $12,211,879
                                                       ===========                      ===========

RATE DIFFERENTIAL                                                               3.30%                            2.99%

NET INTEREST INCOME AND NET YIELD ON
  INTEREST-EARNING ASSETS (3)                                        $110,368   3.72%                 $103,223   3.62%
                                                                     ========                         ========

(1) Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2) Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)  Net interest income divided by average total interest-earning assets

NET INTEREST INCOME:

Net interest income on a tax equivalent basis increased $7.2 million to $110.4 million for the quarter ended March 31, 2002 from $103.2 million for the quarter ended March 31, 2001. The net interest margin improved 10 basis points to 3.72% for the first quarter of 2002 versus 3.62% for the first quarter of 2001. This reflects the margin's adjustment to a more stable rate environment after the rapid rate declines in 2001, when the Federal Reserve cut the funds rate 11 times by a total of 475 basis points. The last reduction in the fed funds rate by the Federal Reserve was on December 11, 2001 to 1.75%. The Company's average loan yields for the quarter declined 200 basis points while interest bearing liabilities declined 235 basis points as compared to the first quarter of 2001. The decline in interest bearing liabilities was driven by a 243 basis point decline in the average rate on time deposits to 3.87% from 6.30% in the first quarter of 2001. The stability of rates in the first quarter has allowed the repricing of the time deposit portfolio to catch up with the repeated and rapid rate declines experienced in 2001. Total time deposits stood at $4.2 billion at March 31, 2002, with an average rate of 3.71% and a weighted average remaining term of 10 months. Currently posted rates on 1 year time deposits are 3.00% but range as high as 5.25% for 5 years.

ANALYSIS OF INTEREST INCREASES/(DECREASES)
(UNAUDITED)
(Dollars in thousands)

                                                Three Months Ended March 31, 2002
                                                        Change from 2001
                                                               Attributed to (1)
                                                            ---------------------
                                                  Total       Volume       Rate
                                                ---------   ---------   ---------
INTEREST INCOME:
   Loans, net                                   $(51,203)   $ (6,146)   $(45,057)
   Mortgage Warehouse Lending                        409       4,870      (4,461)
   Mortgage loans held for sale                      157         147          10
   Investment securities and securities
   for sale and other interest-earning assets         54       5,631      (5,577)
                                                --------    --------    --------
Total interest income(2)                         (50,583)      4,502     (55,085)
                                                --------    --------    --------

INTEREST EXPENSE:
  Interest-bearing deposits                     $(47,181)   $  4,937    $(52,118)
  Short-term borrowings                          (15,734)        929     (16,663)
  Long-term debt                                   5,187       7,687      (2,500)
                                                --------    --------    --------
Total interest expense                           (57,728)     13,553     (71,281)
                                                --------    --------    --------
Net interest income                             $  7,145    $ (9,051)   $ 16,196
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

LOAN LOSS PROVISION:

The provision for possible loan losses for the quarter ended March 31, 2002 was $9,478,000 compared to $9,464,000 for the same period in 2001. The Company continues to focus its efforts on relationship based lending to known customers in its local market areas.

The current allowance for possible loan losses provides a 281% coverage of nonperforming loans compared to 239% at December 31, 2001 and 272% at March 31, 2001. See management's discussion on loan quality and the allowance for possible loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income excluding securities gains increased $3.3 million (17%) for the three months ended March 31, 2002 compared to the same period in 2001. This increase is primarily attributable to wealth management services, electronic banking services, mortgage origination income, and cash management services included in service charges on deposit accounts.

Wealth management experienced a $418,000 increase (18.6%) in fee income during the three months ended March 31, 2002 over the same period in 2001. As a result of investor uncertainty in the economy, the Company experienced a decline in securities sales; however, this decline was offset by an increase in fixed rate annuity sales.

BancGroup continues to expand electronic banking services through its ATM network, business and personal check card services, and internet banking. Non-interest income from electronic banking services increased $318,000 (20.5%) for the three months ended March 31, 2002 when compared to the same period in 2001 through increased customer use and the introduction of the Colonial Bank Business Check Card.

Mortgage origination fees increased $699,000 (48.0%) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase is the result of additional production of one-to-four family mortgage loans sold in the secondary market and due to the refinancing activity during the fourth quarter of 2001 that carried into the first quarter of 2002.

Service charges on deposit accounts increased $1.1 million (11.6%) for the three months ended March 31, 2002 over the same period in 2001. This increase is the result of normal deposit account related fees, an increase in cash management fees of approximately $183,000 (28.7%), and additional branches in operation for the three months ended March 31, 2002 when compared to the first quarter of 2001.

NONINTEREST EXPENSES:

In support of the Company's sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, sales incentives and branch network to enhance the Company's competitive presence in existing markets. Some of these investments include improved automation of branch delivery systems, enhanced internet banking and wire transfer systems, and an image processing system. BancGroup's philosophy is to make strategic investments in the tools employees need to optimize its customers' financial success. Accordingly, noninterest expense increased 3.1% for the quarter ended March 31, 2002 as compared to the same period last year.

BancGroup's net overhead (total noninterest expense less noninterest income, excluding security gains) was $47.6 million for the three months ended March 31, 2002 compared to $48.7 million for the three months ended March 31, 2001, respectively.

Noninterest expense increased $2.1 million for the first quarter of 2002 compared to the first quarter of 2001. Noninterest expense to average assets decreased to 2.22% for three months ended March 31, 2002 from 2.24% at March 31, 2001.

The increase in bank related expenses is primarily due to an increase of approximately $2.4 million for the three months ended March 31, 2002 over the same period in 2001 in salaries and employee benefits. These salary increases are due to additional employees from acquisitions completed during the previous year, additional branches opened, normal salary increases, additional incentive related compensation, and increased pension costs.

In order to improve the Company's market presence, three of its regional headquarters were relocated in 2001. The Company also acquired 13 branches from Union Planters in October 2001 and has opened six new branches since March 2001. Primarily as a result of these efforts, occupancy and equipment expense for the three months ended March 31, 2002 increased $849,000 when compared to the same period in 2001.

In July of 2001 Colonial launched the Eagle project. The objective of the Eagle project is to implement retail delivery solutions that should enhance our ability to produce sales, provide exceptional service and promote profitable customer relationships while gaining operational efficiencies. We expect to begin implementation of new retail delivery systems in late third quarter 2002 with additional Internet banking capabilities and an enhanced call center, followed in late fourth quarter by new branch service delivery and loan delivery systems. The new retail delivery system will be fully implemented by the end of 2003.

Intangible asset amortization decreased $1.5 million for the three months ended March 31, 2002 over the same period in 2001 due to implementation of SFAS No. 142 discussed in Note D - Recent Accounting Pronouncements.

PROVISION FOR INCOME TAXES:

BancGroup's provision for income taxes is based on an approximate 35.0% and 36.0%, estimated annual effective tax rate for the years 2002 and 2001, respectively. The provision for income taxes for the three months ended March 31, 2002 and 2001 was $18,420,000 and $16,422,000, respectively.

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

ITEM 1: Legal Proceedings - See Note B - COMMITMENTS AND CONTINGENCIES AT PART 1

ITEM 2: Changes in Securities - N/A

ITEM 3: Defaults Upon Senior Securities - N/A

ITEM 4: Submission of Matters to a Vote of Security Holders - N/A

On April 17, 2002, the annual meeting of the shareholders of Colonial BancGroup was held. The following are the results of the votes cast by shareholders present at such meeting, by proxy or in person, for such proposals.

     1)   Election of the following directors:

          For a Term Expiring in 2005.
                                          For       Withhold    Percent For
                                      ----------   ---------    -----------
          William Britton             94,555,847     843,692       99.1
          Augustus K. Clements, III   94,566,287     833,252       99.1
          Patrick F. Dye              93,972,804   1,474,735       98.5
          Milton E. McGregor          94,295,971   1,103,568       98.8
          William E. Powell, III      94,570,547     828,992       99.1
          Simuel Sippial              94,516,040     883,499       99.1

In addition to the foregoing the following directors will continue to serve:

          Term Expiring in 2004       Term Expiring in 2003
          ---------------------       --------------------

          Robert S. Craft             Lewis E. Beville
          Clinton O. Holdbrooks       Jerry J. Chesser
          Harold D. King              John Ed Mathison
          Robert E. Lowder            Joe D. Mussafer
          John C. H. Miller, Jr.      Frances E. Roper
          James W. Rane               Edward V. Welch

ITEM 5: Other Information - None

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K - None

(b)  Reports on Form 8-K

     1. Form 8-K - Was furnished on April 29, 2002 as Regulation F-D Disclosure in regard to a presentation made by management at the Gulf South Banking Conference on second quarter 2001 earnings.

     2. Form 8-K - Was furnished on April 16, 2002 as Regulation F-D Disclosure in regard to first quarter 2002 earnings.

     3. Form 8-K - Was furnished on January 25, 2002 as Regulation F-D Disclosure in regard to restated financials with the pooling of interest with Manufacturers Bancshares.

     4. Form 8-K - Was furnished on January 17, 2002 as Regulation F-D Disclosure in regard to fourth quarter 2001 and fiscal year 2001 earnings.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE COLONIAL BANCGROUP, INC.


Date: May 14, 2002                                By: /s/ W. Flake Oakley, IV
                                                  ---------------------------
                                                  W. Flake Oakley, IV
                                                  Its Chief Financial Officer