Form 10-Q
period 2002-06-30
COLONIAL BANCGROUP INC
filed 2002-08-14
CIK 92339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002	COMMISSION FILE NUMBER 1-13508

THE COLONIAL BANCGROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Street
Montgomery, Alabama 36104
(Address of principle executive offices)

(334) 240-5000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

YES    ☒        NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 31, 2002
Common Stock, $2.50 Par Value	117,493,072

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition—June 30, 2002, December 31, 2001 and June 30, 2001	4

	Consolidated Statements of Income—Six months ended June 30, 2002 and June 30, 2001, and three months ended June 30, 2002 and June 30, 2001	5

	Consolidated Statements of Comprehensive Income—Six months ended June 30, 2002 and June 30, 2001, and three months ended June 30, 2002 and June 30, 2001	6

	Consolidated Statements of Cash Flows—Six months ended June 30, 2002 and June 30, 2001	7-8

	Notes to Consolidated Financial Statements—June 30, 2002	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 6.	Exhibits and Reports on Form 8-K	35

	SIGNATURES	36

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2002 and beyond; (ii) increases in competitive pressure in the banking industry; (iii) general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent and pending acquisitions are not fully realized; (v) changes in the interest rate environment which reduce margins; (vi) management’s assumptions regarding allowance for loan losses may not be borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2002	December 31, 2001	June 30, 2001
ASSETS:
Cash and due from banks	$291,261	$373,024	$320,091
Interest-bearing deposits in banks and federal funds sold	20,571	15,084	103,475
Securities available for sale	2,317,982	1,852,439	1,621,917
Investment securities	24,917	30,055	38,062
Mortgage loans held for sale	31,079	35,453	29,273
Loans, net of unearned income	10,369,823	10,367,665	10,003,391
Less: Allowance for loan losses	(132,326)	(122,200)	(116,642)

Loans, net	10,237,497	10,245,465	9,886,749
Premises and equipment, net	232,623	198,983	190,359
Intangible assets, net	190,396	113,898	91,881
Other real estate owned	21,767	15,553	10,823
Accrued interest and other assets	304,741	305,149	277,639

TOTAL ASSETS:	$13,672,834	$13,185,103	$12,570,269

LIABILITIES AND SHAREHOLDERS EQUITY:
Deposits	$8,653,567	$8,322,979	$8,539,571
Short term borrowings	2,105,037	2,128,133	1,524,737
Subordinated debt	270,361	265,550	260,058
Trust preferred securities	183,039	70,000	73,000
FHLB long term debt	1,390,413	1,361,938	1,162,168
Other long term debt	28,100	88,652	89,064
Other liabilities	81,320	83,077	95,480

Total liabilities	12,711,837	12,320,329	11,744,078

SHAREHOLDERS’ EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares authorized; 120,196,874, 115,244,185, and 114,831,838 shares issued at June 30, 2002, December 31, 2001, and June 30, 2001, respectively	300,492	288,110	287,080
Treasury stock (2,000,000 shares and 2,376,746 shares at June 30, 2002 and June 30, 2001, respectively)	(30,721)	—	(22,571)
Additional paid in capital	163,495	102,980	125,206
Retained earnings	506,794	467,163	432,824
Unearned compensation	(2,975)	(3,159)	(4,027)
Accumulated other comprehensive income, net of taxes	23,912	9,680	7,679

Total shareholders’ equity	960,997	864,774	826,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,672,834	$13,185,103	$12,570,269

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans	$329,187	$421,875	$166,338	$208,398
Interest and dividends on securities	55,315	49,517	28,590	23,626
Other interest	390	1,798	168	862

Total interest income	384,892	473,190	195,096	232,886

INTEREST EXPENSE:
Interest on deposits	94,191	182,691	45,844	87,165
Interest on short-term borrowings	15,798	42,823	8,084	19,373
Interest on long-term debt	49,152	40,156	25,073	21,431

Total interest expense	159,141	265,670	79,001	127,969

NET INTEREST INCOME	225,751	207,520	116,095	104,917
Provision for loan losses	17,974	16,942	8,496	7,478

Net Interest Income After Provision for Loan Losses	207,777	190,578	107,599	97,439

NONINTEREST INCOME:
Service charges on deposit accounts	21,654	20,184	11,051	10,687
Financial Planning Services	5,094	4,524	2,434	2,282
Electronic banking	3,998	3,200	2,125	1,645
Mortgage origination	5,027	3,518	2,872	2,062
Securities gains (losses), net	663	1,945	664	756
Other income	9,922	9,671	4,285	4,769

Total noninterest income	46,358	43,042	23,431	22,201

NONINTEREST EXPENSE:
Salaries and employee benefits	77,509	71,596	40,142	36,675
Occupancy expense of bank premises, net	18,792	17,095	9,442	8,794
Furniture and equipment expenses	14,573	14,674	7,451	7,352
Amortization of intangible assets	875	3,288	713	1,648
Other expenses	35,159	33,536	18,653	17,358

Total noninterest expense	146,908	140,189	76,401	71,827

INCOME BEFORE INCOME TAXES	107,227	93,431	54,629	47,813
Applicable income taxes	36,993	33,702	18,573	17,280

NET INCOME	$70,234	$59,729	$36,056	$30,533

EARNINGS PER SHARE:
NET INCOME
Basic	$0.59	$0.52	$0.30	$0.27
Diluted	$0.59	$0.52	$0.30	$0.26

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
NET INCOME	$70,234	$59,729	$36,056	$30,533
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized gains (losses) on securities available for sale arising during the period, net of taxes	14,666	14,730	19,112	(1,047)
Less: reclassification adjustment for net (gains) losses included in net income	(434)	(1,244)	(435)	(484)

COMPREHENSIVE INCOME	$84,466	$73,215	$54,733	$29,002

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2002	2001
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$96,573	$(11,304)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	329,578	242,360
Proceeds from sales of securities available for sale	63,210	52,993
Purchase of securities available for sale	(804,018)	(353,854)
Proceeds from maturities of investment securities	5,157	8,774
Net decrease (increase) in loans	255,071	(324,728)
Cash received in bank acquisitions	13,091	33,298
Capital expenditures	(37,324)	(11,418)
Proceeds from sale of other real estate owned	5,595	1,829
Other, net	2,509	173

NET CASH (USED) IN INVESTING ACTIVITIES	(167,131)	(350,573)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	28,121	79,806
Net decrease in federal funds purchased, repurchase agreements and other short-term borrowings	(80,715)	(217,824)
Proceeds from issuance of long-term debt	142,646	588,450
Repayment of long-term debt	(136,270)	(169,563)
Proceeds from issuance of trust preferred securities	100,000	150,000
Proceeds from issuance of common stock	1,825	3,534
Purchase of treasury stock	(30,721)	—
Dividends paid ($0.13 and $0.12 per share for 2002 and 2001, respectively)	(30,604)	(26,516)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(5,718)	407,887

Net (decrease) increase in cash and cash equivalents	(76,276)	46,010
Cash and cash equivalents at beginning of year	388,108	377,556

Cash and cash equivalents at June 30,	$311,832	$423,566

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands, except per share amounts)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	Six Months Ended June 30,
	2002	2001
Cash paid during the year for:
Interest	$169,442	$271,704
Income taxes	36,993	33,702
Non-cash investing activities:
Transfer of loans to other real estate	$11,631	$10,909
Assets (non-cash) acquired in business combination	342,855	70,450
Liabilities assumed in business combination	331,094	104,523
Origination of loans for the sale of other real estate	—	169
Non-cash financing activities:
Reissuance of treasury stock for stock plans	$—	$3,405
Conversion of subordinated debentures	75	177

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries (“BancGroup” or the “Company”) have not changed their accounting and reporting policies from those stated in the 2001 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2001 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and 2001 and the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001. All 2002 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B: CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2002 will have a materially adverse effect on BancGroup’s financial statements.

NOTE C: BUSINESS COMBINATIONS

BancGroup completed the acquisition of Mercantile Bancorp, Inc. (“Mercantile”) and its wholly owned subsidiary bank, First Mercantile Bank, N.A. (“Mercantile Bank”), on March 28, 2002. Mercantile Bank operated four branch offices in Dallas, Texas and one in Austin, Texas. At March 28, 2002, Mercantile had $354 million in assets, $284 million in loans and mortgage loans held for sale, and $302 million in deposits. BancGroup issued 4,652,809 shares of its common stock to shareholders of Mercantile. As a result of this transaction, BancGroup recorded $69.8 million of total intangibles including $11.4 million in core deposits.

NOTE D: RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”. This statement is effective for all business combinations initiated after June 30, 2001. This statement supercedes Accounting Principles Board Opinion No. 16, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Intangible Assets”. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. Colonial adopted SFAS 142 on January 1, 2002. (See additional discussion in Note J).

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. Management is currently evaluating the impact that SFAS No. 143 will have on BancGroup’s financials, but does not expect the adoption will have a material effect.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. Colonial adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material effect on BancGroup’s financials.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Management is currently evaluating the impact that SFAS No. 145 will have on BancGroup’s financials, but as a result of very limited applicability, does not expect the adoption will have a material effect.

NOTE E: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(Dollars in thousands, except per share amounts)	Six Months Ended June 30,			Three Months Ended June 30,
2002	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$70,234	117,554	$0.59	$36,056	119,702	$0.30
Effect of dilutive securities:
Options		699			764
Convertible debentures	77	494		42	490

Diluted EPS	$70,311	118,747	$0.59	$36,098	120,956	$0.30

2001
Basic EPS
Net income	$59,729	114,598	$0.52	$30,533	114,711	$0.27
Effect of dilutive securities
Options		556			606
Convertible debentures	97	577		49	569

Diluted EPS	$59,826	115,731	$0.52	$30,582	115,886	$0.26

NOTE F: SEGMENT INFORMATION

Through its wholly owned subsidiary, Colonial Bank, BancGroup has one distinct line of business, Commercial Banking. Colonial Bank provides general banking services in 261 branches throughout 6 states.

NOTE G: LONG TERM BORROWINGS

During March 2002, Colonial Bank issued $100 million in Trust Preferred Securities. These securities bear interest of 8.32% and are subject to redemption by BancGroup, in whole or in part, at any time after March 2007, until maturity in April 2032. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate on the notes of 3 month LIBOR + 1.40%. As of June 30, 2002, the net effective floating rate was 3.26%. The proceeds from this issuance are being used for general corporate purposes as well as stock repurchase.

NOTE H: ACQUISITIONS

During the second quarter of 2002, BancGroup announced the signing of a definitive agreement to acquire Palm Beach National Holding Company in a stock for stock exchange resulting in a total value of approximately $98 million ($105.5 million including additional capital from the exercise of stock options). As of June 30, 2002, Palm Beach National had approximately $356 million in assets with $286 million in loans and $315 million in deposits, 27% of which are noninterest bearing demand deposits. The acquisition is expected to close late in the third quarter of 2002. Core deposit valuation is estimated to be approximately $14.5 million, and expected to be amortized over 8 years using the straight-line method.

NOTE I: DERIVATIVES:

Colonial maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Currently, the only derivative instruments being utilized are interest rate swaps. All of these interest rate swaps qualify for shortcut accounting according to Statement of Financial Accounting Standards No. 133 and are designated as fair value hedges.

The aforementioned interest rate swaps were executed in order to convert fixed rate subordinated debt, trust-preferred debt and certain fixed rate loans to floating rates. As a result, Colonial’s asset sensitive position is somewhat offset thus providing a better fit with the overall balance sheet risk position. Because each swap meets all of the requirements for shortcut accounting, Colonial assumes no ineffectiveness. Therefore, no net gains or losses were recognized in 2002 as the gain/(loss) on the underlying asset was offset by an equal amount related to the market value of the associated swap.

NOTE J: INTANGIBLE ASSETS

Under SFAS No. 142 goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. The standard also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment if a triggering event occurs, as described by SFAS No. 121.

Amortizable intangible assets at June 30, 2002 are as follows (in thousands):
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits and other intangibles	$19,697	$(914)	$18,783

Aggregate amortization expense for the six months ended June 30, 2002 was $875,000. Aggregate annual amortization expense of currently recorded core deposits and other intangibles for December 31, 2002 is estimated to be $2.1 million and $2.4 million for years ended December 31, 2003 through 2006.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance at January 1, 2002	$112,704

Acquisitions, primarily First Mercantile	58,909

Balance at June 30, 2002	$171,613

The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported net income	$36,056	$30,533	$70,234	$59,729

Goodwill amortization, net of tax	—	$1,486	—	$2,968

Adjusted net income	$36,056	$32,019	$70,234	$62,697

Reported basic earnings per share	$0.30	$0.27	$0.59	$0.52

Goodwill amortization, net of tax	—	$0.01	—	$0.03

Adjusted basic earnings per share	$0.30	$0.28	$0.59	$0.55

Reported diluted earnings per share	$0.30	$0.26	$0.59	$0.52

Goodwill amortization, net of tax	—	$0.02	—	$0.02

Adjusted diluted earnings per share	$0.30	$0.28	$0.59	$0.54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES:

Accounting policies involving significant judgements and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Accounting for Acquisitions, Allowance for Loan Losses, and Income Taxes.

Accounting for Acquisitions.    BancGroup’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BancGroup’s acquisition strategy has historically utilized the pooling-of-interest and purchase business combination methods of accounting. Effective July 1, 2001, BancGroup adopted SFAS No. 141, Business Combinations, which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BancGroup is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various reserves based on planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. These tests, based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles, also contain estimates such as discount rate and time periods in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

Allowance for Loan Losses.    Management’s ongoing evaluation of the adequacy of the allowance for loan losses considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, the views of regulators, and an analysis of current economic conditions. While management believes that it has exercised judgement and applied assumptions which have resulted in the establishment of an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in the allowance.

Income Taxes.    BancGroup uses the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transactions and the related tax laws and regulations. Management exercises significant judgement in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgements and estimates are re-evaluated on a continual basis as regulatory and business factors change.

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits, and long and short term debt changed for the three months and twelve months ended June 30, 2002, respectively, as follows:

(Dollars in thousands)	December 31, 2001 to June 30, 2002 Increase (Decrease)		June 30, 2001 to June 30, 2002 Increase (Decrease)
	Amount	%	Amount	%
Assets:
Total Assets	487,731	3.7%	1,102,565	8.8%
Securities	460,405	24.5%	682,920	41.1%
Mortgage loans held for sale	(4,374)	(12.3%)	1,806	6.1%
Loans, net of unearned income	2,158	—	366,432	3.7%
Total Deposits	330,588	4.0%	113,996	1.3%
Short-term debt	(23,096)	(1.1%)	580,300	38.1%
Long-term debt	85,773	4.8%	287,623	18.2%

Assets:

BancGroup’s assets have increased 8.8% since June 30, 2001 and 3.7% since December 31, 2001. The growth from June 30, 2001 is primarily the result of increases in securities, internal loan growth throughout BancGroup’s banking regions, the purchase of 13 branches from Union Planters, and the acquisition of Mercantile Bancorp in Texas. The growth from December 31, 2001 is primarily the result of increases in securities and to the Mercantile acquisition.

Securities:

Investment securities and securities available for sale have increased $682.9 million (41.1%) and $460.4 million (24.5%) from June 30, 2001 and December 31, 2001, respectively. Selectively purchasing short average life securities has enabled BancGroup to take advantage of historically wide spreads to short term funding costs. The short funding of investment purchases improves the overall risk position as it partially mitigates the risk to falling rates associated with the bank’s asset sensitivity (See Interest Rate Sensitivity Section and discussion of net interest income).

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, have increased $366.4 million (3.7%) from June 30, 2001 but have remained relatively flat since December 31, 2001. The increase in loans from June 30, 2001 was primarily due to a $859.2 million increase in Real Estate Construction loans partially offset by a $296.6 million decrease in Real Estate Residential loans and a $120.4 million decrease in Real Estate Commercial loans.

As identified in the table below, there was a change in the loan mix from December 31, 2001. Although growth in the overall loan portfolio remained relatively flat, Real Estate Construction loans increased $336.5 million while Mortgage Warehouse Lending loans decreased $357.0 million. Volume in the mortgage warehouse lending unit had been abnormally high at December 31, 2001 due to increases in mortgage refinancing activity occasioned by all time lows in mortgage rates for a period during the fourth quarter of 2001.

GROSS LOANS BY CATEGORY (Dollars in thousands)	June 30, 2002	December 31, 2001	June 30, 2001
Commercial, financial, and agricultural	$1,088,901	$1,145,409	$1,245,957
Real estate-commercial	3,504,157	3,417,517	3,624,522
Real estate-construction	2,632,196	2,295,675	1,773,029
Real estate-residential	1,887,384	1,942,821	2,183,981
Installment and consumer	243,323	240,836	259,948
Mortgage warehouse lending	929,432	1,286,399	857,450
Other	84,650	39,019	58,526

Total Loans	$10,370,043	$10,367,676	$10,003,413

Residential real estate loans represent 18.2% of total loans at June 30, 2002 compared to 18.7% at December 31, 2001 and 21.8% at June 30, 2001. This decrease is primarily due to a drop in demand for adjustable rate mortgages as more borrowers are looking for long-term fixed rate loans, which the Company originates, but sells in the secondary market. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have minimal credit risk and lower interest rate sensitivity. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Annualized year to date net charge-offs to average loans for the residential real estate portfolio were 0.06% at June 30, 2002 compared to 0.11% for all of 2001.

Commercial loans collateralized by real estate and construction loans increased approximately $86.6 million and $336.5 million, respectively from December 31, 2001. Commercial loans collateralized by real estate decreased $120.4 million from June 30, 2001 while construction loans increased $859.2 million from the same period.

Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. Our diversity, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction and Commercial Real Estate loans as of June 30, 2002.

CONSTRUCTION & COMMERCIAL REAL ESTATE
GEOGRAPHIC DIVERSITY AND INDUSTRY DISTRIBUTION
JUNE 30, 2002

(Dollars in thousands)	Construction	Commercial Real Estate
Average Loan Size	$522	$508

Geographic Diversity
Alabama	$336,386	$881,640
Georgia	423,371	463,856
Florida	1,254,392	1,528,443
Texas	344,897	197,105
Nevada	155,085	162,805
Other	118,065	270,308

Total	$2,632,196	$3,504,157

Industry Distribution	% of Industry Distribution to			% of Industry Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Land Only	21%	5%	Retail	18%	6%
1-4 Family Residential	21%	5%	Office	16%	5%
Development	19%	5%	Multi-Family	13%	5%
Condominium	13%	3%	Lodging	11%	4%
Multi-Family	7%	2%	Office/Warehouse	7%	2%
Office	5%	1%	Nursing Home	5%	2%
Other (13 types)	14%	4%	Other (11 types)	30%	10%

Total Construction	100%	25%	Total Commercial Real Estate	100%	34%

Characteristics of the 75 Largest Construction and Commercial Real Estate Loans
	Construction	Commercial Real Estate
75 Largest Loans Total	$1,027,163	$775,562
% of 75 largest loans to category total	39.0%	22.1%
Average Loan to Value Ratio (75 largest loans)	67%	71%
Debt Coverage Ratio (75 largest loans)	N/A	1.35x

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved. Owner-occupied Commercial Real Estate portfolio totals represented 23% of the total Commercial Real Estate portfolio at June 30, 2002.

BancGroup does not have a syndicated lending department; however, the Company has 27 credits with commitments (funded and unfunded) of $554 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is under $75 million (which is a mortgage warehouse facility), with the smallest credit being approximately $108,000. As of June 30, 2002, $350 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	22% - commercial real estate projects located within existing markets
•	10%- international credits which are primarily unfunded short-term commitments to tier one correspondent banks
•	59% - mortgage warehouse lines to eight large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers)
•	9% - operating facilities to two large national corporations headquartered in the Florida markets and one large Alabama corporation headquartered in Montgomery, Alabama

Management believes that these are sound participations involving credits that fit within Colonial’s lending philosophy and meet its conservative underwriting guidelines.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Allocations of the allowance for loan losses are made on an individual loan basis for all loans rated less than satisfactory with a percentage allocation for the remaining portfolio. The allocation of the remaining allowance represents an approximation of the reserves for each category of loans based on management’s evaluation of the respective historical charge-off experience and risk within each loan type.

(Dollars in thousands)	June 30, 2002	Percent of Loans to Total Loans	December 31, 2001	Percent of Loans to Total Loans	June 30, 2001	Percent of Loans to Total Loans
Balance at end of period Applicable to:
Commercial, financial, and agricultural	$35,850	10.5%	$33,326	11.1%	$34,502	12.5%
Real estate-commercial	54,783	33.8%	50,393	33.0%	47,265	36.2%
Real estate-construction	23,075	25.4%	17,256	22.1%	14,679	17.7%
Real estate-mortgage	9,437	18.2%	9,714	18.7%	10,920	21.8%
Installment and consumer	2,881	2.3%	2,390	2.3%	3,022	2.6%
Mortgage warehouse lending	2,324	9.0%	3,216	12.4%	2,144	8.6%
Other	3,976	0.8%	5,905	0.4%	4,110	0.6%

TOTAL	$132,326	100.0%	$122,200	100.0%	$116,642	100.0%

The ratio of annualized net charge-offs to average loans was 0.19%, 0.34%, and 0.28% for the second quarter of 2002, the fourth quarter of 2001, and the second quarter of 2001, respectively. The ratio of annualized net charge-offs to average loans was 0.22% year to date at June 30, 2002 compared to 0.28% for all of 2001 and 0.22% year to date at June 30, 2001, respectively. As a result of the Company’s localized lending strategies and early identification of potential problem loans, BancGroup’s net charge-offs have been consistently low compared to industry and peer data.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in thousands)	June 30, 2002	December 31, 2001	June 30, 2001
Allowance for loan losses—January 1	$122,200	$110,055	$110,055
Charge-offs:
Commercial, financial, and agricultural	5,989	14,731	7,093
Real estate-commercial	3,161	9,354	2,578
Real estate-construction	731	292	45
Real estate-residential	1,787	3,148	1,488
Installment and consumer	1,565	4,049	1,553
Other	418	1,155	443

Total charge-offs	13,651	32,729	13,200

Recoveries:
Commercial, financial, and agricultural	434	698	409
Real estate-commercial	440	404	250
Real estate-construction	61	9	8
Real estate-residential	355	565	297
Installment and consumer	912	1,999	1,206
Other	164	330	108

Total recoveries	2,366	4,005	2,278

Net charge-offs	11,285	28,724	10,922
Allowance added from bank acquisitions	3,437	1,296	567
Addition to allowance charged to operating expense	17,974	39,573	16,942

Allowance for loan losses-end of period	$132,326	$122,200	$116,642

Net charge-offs as a percent of average net loans—(annualized basis):
Quarter to date	0.19%	0.34%	0.28%
Year to date	0.22%	0.28%	0.22%

The following schedule reflects BancGroup’s 325% coverage of nonperforming loans (nonaccrual and renegotiated) by the allowance for loan losses. While management has not targeted any specific coverage ratio in excess of 100%, management is committed to maintaining adequate reserve levels to absorb estimated losses present in the loan portfolio.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

(Dollars in thousands)	June 30, 2002	December 31, 2001	June 30, 2001
Aggregate loans for which interest is not being accrued	$39,452	$49,675	$59,019
Aggregate loans renegotiated to provide a reduction or deferral of interest or principle because of deterioration in the financial condition of the borrower	1,206	1,507	1,137

Total nonperforming loans *	40,658	51,182	60,156
Other real estate owned and repossessions	21,767	15,553	10,823

Total nonperforming assets *	$62,425	$66,735	$70,979

Aggregate loans contractually past due 90 days for which interest is being accrued	$15,583	$28,249	$20,080
Net charge-offs quarter-to-date	$4,952	$8,602	$7,366
Net charge-offs year-to-date	$11,285	$28,724	$10,922
Total nonperforming assets as a percent of net loans and other real estate	0.60%	0.64%	0.71%
Allowance as a percent of net loans	1.28%	1.18%	1.17%
Allowance as a percent of nonperforming assets *	212%	183%	164%
Allowance as a percent of nonperforming loans *	325%	239%	194%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Nonperforming assets decreased to $62.4 million or 0.60% of net loans and other real estate at June 30, 2002, compared to $66.7 million or 0.64% at December 31, 2001. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve was 1.28% of loans at June 30, 2002 compared to 1.18% at December 31, 2001 and 1.17% at June 30, 2001. Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $1,000,000) individual credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $288 million of loans, which have been placed, on a “watch list”. The status of these loans is reviewed at least monthly by loan officers and annually by BancGroup’s centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of June 30, 2002, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans as “watch list” well in advance of their reaching a delinquent status allows the

Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

Nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The recorded investment in impaired loans at June 30, 2002 was $34.0 million and these loans had a corresponding valuation allowance of $13.0 million.

LIQUIDITY:

BancGroup has addressed its liquidity and interest rate sensitivity through its policies and structure for asset/liability management. It has created the Asset/Liability Management Committee (“ALMCO”), the objective of which is to optimize the net interest margin while assuming reasonable business risks. ALMCO annually establishes operating constraints for critical elements of BancGroup’s business, such as liquidity and interest rate sensitivity. ALMCO constantly monitors performance and takes action in order to meet its objectives.

A prominent focus of ALMCO is maintenance of adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Core deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Efforts to emphasize relationship deposit growth are having a positive impact. Average retail deposits in the second quarter 2002, excluding broker and time deposits, grew 21% over the same quarter in 2001, 12% growth excluding acquisitions. The non-interest bearing portion of these retail deposits grew 15% excluding acquisitions over the same period and improved the non-interest bearing deposit mix from 14% to 17% of total retail deposits. As there was a decreased emphasis on higher cost time deposits versus more “core” deposits, average retail time deposits decreased 10% compared to second quarter 2001, a 15% decrease excluding acquisitions. This improved the non-time deposit share of retail deposits to 51% in second quarter 2002 from 44% in second quarter 2001.

In addition to funding growth through core deposits, BancGroup has worked to expand the availability of short and long term wholesale funding sources. As of June 30, 2002 the Bank utilized 58% of the total wholesale funding sources estimated to be available. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

INTEREST RATE SENSITIVITY:

ALMCO’s goal is to minimize volatility in the net interest margin from changes in interest rates by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities and by analyzing and taking action to manage mismatch and basis risk. ALMCO monitors the impact of changes in interest rates on net interest income using several tools, including static rate sensitivity reports, or Gap reports, and income simulation modeling under multiple rate scenarios.

The following table represents the output from the Company’s most recent simulation model, when the Fed Funds Rate was 1.75%, and measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve month projection of Net Interest Income under these scenarios is compared to both the twelve month Net Interest Income projection with rates unchanged and the first half 2002 net interest income annualized.

		Percentage Change in 12 Month Projected (1):
	Fed Funds Rate	Net Interest Income	Net Interest Income Versus 1st Half 2002 Net Interest Income Annualized
Basis Points change
+200	3.75%	4%	10%
+100	2.75	2	7
No Change	1.75	—	5
–100.75		(2)	3

(1)
The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

This table shows that under these rate shock scenarios, net interest income would be expected to improve versus recent results, and would benefit most from rising rates. Although the benefit to rising rates is greater, the risk to declining rates is within company guidelines. The projections in the table are based on rate shocks where all rate indices are changed by the same amount. Therefore these simulations do not take into account the risk of yield curve shifts or change in the basis risk or spread between various rate indices.

The following table summarizes BancGroup’s Maturity / Rate Sensitivity or Gap at June 30, 2002.

(Dollars in millions)

	0-90 days	0-365 days
Rate Sensitive Assets (RSA)	$6,807	$8,290
Rate Sensitive Liabilities (RSL)	4,347	7,016
Cumulative Gap (RSA-RSL)	2,460	1,263
Cumulative Gap Ratio
(Cum. Gap / Total Assets)	18%	9%

The last two lines of the proceeding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. BancGroup’s somewhat asset-sensitive position is primarily the result of growth in floating rate loans, run off in fixed rate loans and extension of the CD portfolio’s weighted average term.

In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. For all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities’ earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and prepayment assumptions. Furthermore, the balances reflect contractual repricing of the deposits and management’s position on repricing certain deposits where management discretion is permitted. Certain demand deposit accounts and regular savings accounts have been classified as repricing beyond one year in accordance with regulatory guidelines. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive.

CAPITAL ADEQUACY AND RESOURCES:

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s dividend payout ratio target range is 30-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

The amount of a cash dividend, if any, rests within the discretion of the Board of Directors of BancGroup as well as upon applicable statutory constraints such as the Delaware law requirement that dividends may be paid only out of capital surplus or net profits for the fiscal year in which the dividend is declared or the preceding fiscal year.

BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2002 are stated below:

Capital (in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gain on securities available for sale and intangibles, plus Trust Preferred Securities)	$ 924,689

Tier II Capital:
Allowable loan loss reserve	132,326
Subordinated debt	261,170
45% of net unrealized gains on available for sale equity securities	206

Total Capital	$ 1,318,391
Risk Adjusted Assets (in thousands)	$10,956,363
Total Assets (in thousands)	$13,672,834

	June 30, 2002	December 31, 2001
Tier I leverage ratio	7.10%	6.24%
Risk Adjusted Capital Ratios:
Tier I Capital Ratio	8.44%	7.39%
Total Capital Ratio	12.03%	10.91%

BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The increase in the Tier I Capital Ratio and Total Capital Ratio is primarily due to the issuance of $100 million of Trust Preferred Securities during the first quarter of 2002. These securities provide additional flexibility for liquidity, capital management and growth.

Management continuously monitors its capital levels in order to ensure it is taking the necessary steps to support future internally generated growth and fund the quarterly dividend rates that are anticipated to be $0.13 per share each quarter.

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)	Three Months Ended June 30,
	2002			2001
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
ASSETS
Loans, net (1)	$9,402,534	$157,061	6.70%	$9,499,614	$194,882	8.22%
Mortgage warehouse lending	828,127	9,136	4.36%	862,074	13,306	6.11%
Mortgage loans held for sale	20,129	326	6.48%	22,788	381	6.69%
Investment securities and securities available for sale and other interest-earning assets (2)	2,143,556	29,336	5.47%	1,513,085	25,116	6.64%

Total interest-earning assets (1)	12,394,346	$195,859	6.33%	11,897,561	$233,685	7.87%

Non-earning assets	850,526			698,965

Total assets	$13,244,872			$12,596,526

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$2,901,762	$9,701	1.34%	$2,494,349	$15,777	2.54%
Time deposits	4,218,130	36,261	3.45%	4,816,324	71,388	5.94%
Short-term borrowings	1,743,501	7,964	1.83%	1,719,105	19,373	4.52%
Long-term debt	1,940,231	25,071	5.18%	1,447,793	21,546	5.97%

Total interest-bearing liabilities	10,803,624	$78,997	2.93%	10,477,571	$128,084	4.90%

Noninterest-bearing demand deposits	1,394,292			1,209,693
Other liabilities	77,394			98,574

Total liabilities	12,275,310			11,785,838
Shareholders’ equity	969,562			810,688

Total liabilities and shareholders’ equity	$13,244,872			$12,596,526

RATE DIFFERENTIAL			3.40%			2.97%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$116,862	3.77%		$105,601	3.55%

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

(3)	Net interest income divided by average total interest-earning assets.

AVERAGE VOLUME AND RATE
(UNAUDITED)
(Dollars in thousands)	Six Months Ended June 30,
	2002			2001
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
ASSETS
Loans, net (1)	$9,249,691	$310,335	6.76%	$9,442,372	$399,351	8.52%
Mortgage warehouse lending	849,226	18,516	4.34%	683,843	22,278	6.48%
Mortgage loans held for sale	20,375	678	6.66%	17,417	577	6.63%
Investment securities and securities available for sale and other interest-earning assets (2)	2,050,716	56,861	5.55%	1,552,829	52,588	6.83%

Total interest-earning assets (1)	12,170,008	$386,390	6.39%	11,696,461	$474,794	8.16%

Non-earning assets	807,817			708,803

Total assets	$12,977,825			$12,405,264

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$2,792,918	$18,090	1.31%	$2,463,154	$35,662	2.92%
Time deposits	4,193,988	76,101	3.66%	4,841,376	147,029	6.12%
Short-term borrowings	1,737,054	15,797	1.83%	1,678,893	42,823	5.14%
Long-term debt	1,872,272	49,153	5.28%	1,348,135	40,156	6.00%

Total interest-bearing liabilities	10,596,232	$159,141	3.03%	10,331,558	$265,670	5.18%

Noninterest-bearing demand deposits	1,372,553			1,168,293
Other liabilities	86,181			105,789

Total liabilities	12,054,966			11,605,640
Shareholders’ equity	922,859			799,624

Total liabilities and shareholders’ equity	$12,977,825			$12,405,264

RATE DIFFERENTIAL			3.36%			2.98%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$227,249	3.75%		$209,124	3.59%

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

(3)	Net interest income divided by average total interest-earning assets.

ANALYSIS OF INTEREST INCREASES/(DECREASES)
(UNAUDITED)
(Dollars in thousands)	Three Months Ended June 30, 2002
	Change from 2001
		Increase/(Decrease) Attributed to (1)
	Total	Volume	Rate
INTEREST INCOME:
Loans, net	$(37,821)	$(2,252)	$(35,569)
Mortgage Warehouse Lending	(4,170)	(515)	(3,655)
Mortgage loans held for sale	(55)	(43)	(12)
Investment securities and securities for sale and other interest-earning assets	4,220	27,905	(23,685)

Total interest income(2)	(37,826)	25,095	(62,921)

INTEREST EXPENSE:
Interest-bearing deposits	$(41,203)	$(2,718)	$(38,485)
Short-term borrowings	(11,409)	1,778	(13,187)
Long-term debt	3,525	19,005	(15,480)

Total interest expense	(49,087)	18,065	(67,152)

Net interest income	$11,261	$7,030	$4,231

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

ANALYSIS OF INTEREST INCREASES/(DECREASES)
(UNAUDITED)
(Dollars in thousands)	Six Months Ended June 30, 2002
	Change from 2001
		Increase/(Decrease) Attributed to (1)
	Total	Volume	Rate
INTEREST INCOME:
Loans, net	$(89,016)	$(7,993)	$(81,023)
Mortgage Warehouse Lending	(3,762)	10,782	(14,544)
Mortgage loans held for sale	101	98	3
Investment securities and securities for sale and other interest-earning assets	4,273	27,796	(23,523)

Total interest income(2)	(88,404)	30,683	(119,087)

INTEREST EXPENSE:
Interest-bearing deposits	$(88,500)	$(7,280)	$(81,220)
Short-term borrowings	(27,026)	4,267	(31,293)
Long-term debt	8,997	21,763	(12,766)

Total interest expense	(106,529)	18,750	(125,279)

Net interest income	$18,125	$11,933	$6,192

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

NET INTEREST INCOME:

Net interest income is the foremost component of Colonial’s earnings and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax equivalent basis increased $11.3 million to $116.9 million for the quarter ended June 30, 2002 from $105.6 million for the quarter ended June 30, 2001. Net interest income on a tax equivalent basis increased $18.1 million to $227.2 million for the six months ended June 30, 2002 from $209.1 million for the same period in 2001. The net interest margin improved 22 basis points to 3.77% for the second quarter of 2002 versus 3.55% for the second quarter of 2001. Year to date net interest margin improved 16 basis points to 3.75% at June 30, 2002 from 3.59% at June 30, 2001. This reflects the margin’s adjustment to a more stable rate environment after the rapid rate declines in 2001, when the Federal Reserve cut the funds rate 11 times by a total of 475 basis points. The last reduction in the fed funds rate by the Federal Reserve was on December 11, 2001 to 1.75%.

The Company’s average loan yields for the quarter declined 152 basis points while interest bearing liabilities declined 197 basis points as compared to the second quarter of 2001. The decline in interest bearing liabilities was driven by a 249 basis point decline in the average rate on time deposits to 3.45% from 5.94% in the second quarter of 2001. Average year to date loan yields have decreased 176 basis points while interest bearing liabilities declined 215 basis points as compared to the same period in 2001. The decline in interest bearing liabilities was driven by a 246 basis point decline in the average rate on time deposits to 3.66% from 6.12%. Growth in core deposits also provided an improved mix of funding costs.

While the securities portfolio has increased, its yield has decreased 117 basis points from 6.64% for the second quarter of 2001 to 5.47% for the second quarter of 2002. Yields on new investments are lower than those of securities running off and the existing portfolio. Additionally, long term rates, including mortgage rates, have declined since the end of the first quarter resulting in increased prepayments of Mortgage Backed Securities (MBS). Since most MBS were purchased at a premium, faster than expected pre-payments accelerate the amortization of that premium and cause downward pressure on yields in the portfolio.

The net interest margin may have peaked and may fall to a lower level than previously expected. The reasons for this are tied closely to the slope of the yield curve. Most of the CD (certificate of deposit) portfolio has now repriced from the higher rate levels of a year ago. However, as CD’s have matured, customers have been attracted to the higher rates available on longer maturities. This has increased the rollover rate on CD’s and lengthened the average remaining term on the CD portfolio to 11.8 months at June 30, 2002 compared to 7.5 months at December 31, 2001. Another factor slowing additional margin improvement, which is also a function of the steep yield curve, is a continued shift in customer preferences for floating rate loans.

As long term rates have declined since the end of the first quarter, refinancing activity has increased. Mortgage warehouse volumes are expected to increase, and as this low risk line of business has a lower margin, this will increase net interest income while having a negative impact on the net interest margin ratio. Lower mortgage rates are expected to result in continued increase of prepayments on mortgage backed loans and securities, thus lowering the yield on both portfolios.

LOAN LOSS PROVISION:

The provision for loan losses for the quarter ended June 30, 2002 was $8,496,000 compared to $7,478,000 for the same period in 2001. Year to date loan loss provision was $17,974,000 and $16,942,000 for the six months ended June 30, 2002 and 2001, respectively. The Company continues to focus its efforts on relationship based lending to known customers in its local market areas.

The current allowance for loan losses provides a 325% coverage of nonperforming loans compared to 239% at December 31, 2001 and 194% at June 30, 2001. See management’s discussion of loan quality and the allowance for loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income excluding securities gains increased $1.3 million (6%) and $4.6 million (11%) for the three months and six months ended June 30, 2002 compared to the same period in 2001, respectively. Sources of noninterest income include financial planning services services, electronic banking services, mortgage origination income, and cash management services included in service charges on deposit accounts.

Financial planning services experienced a $152,000 (7%) increase in fee income during the three months ended June 30, 2002 over the same period in 2001 and a $570,000 (13%) increase for the six months ended June 30, 2002 over 2001. As a result of investor uncertainty in the economy, the Company has experienced a decline in securities sales; however, this decline was more than offset by an increase in fixed rate annuity sales.

BancGroup continues to expand electronic banking services through its ATM network, business and personal check card services, and internet banking. Noninterest income from electronic banking services increased $480,000 (29%) for the three months ended June 30, 2002 when compared to the same period in 2001 and $798,000 (25%) for the six months ended June 30, 2002 over 2001 through increased penetration of customer base and the introduction of the Colonial Bank Business Check Card.

Mortgage origination fees increased $810,000 (39%) for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and $1.5 million (43%) for the six months ended June 30, 2002 over 2001. These increases are the result of additional production of one-to-four family mortgage loans sold in the secondary market as well as increased refinancing activity during the fourth quarter of 2001 that carried into the first half of 2002.

Service charges on deposit accounts increased $364,000 (3%) for the three months ended June 30, 2002 over the same period in 2001 and $1.5 million (7%) for the six months ended June 30, 2002 over 2001. These increases are the result of normal deposit account related fees including an increase in cash management fees of approximately $169,000 (24%) for the second quarter and $352,000 (26%) year to date over the same periods in 2001 and additional branches in operation for the three months and six months ended June 30, 2002 when compared to the same periods in 2001.

NONINTEREST EXPENSES:

In support of the Company’s sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, sales incentives and branch network to enhance the Company’s competitive presence in existing markets. Some of these investments include improved automation of branch delivery systems, enhanced internet banking and wire transfer systems and an image processing system. BancGroup’s philosophy is to make strategic investments in the tools employees need to optimize its customers’ financial success. Accordingly, noninterest expense excluding amortization of intangibles increased 8% for the quarter ended June 30, 2002 and 7% for the six months ended June 30, 2002 as compared to the same periods in 2001. This increase also includes approximately $2.6 million in additional operating expenses from the First Mercantile acquisition.

BancGroup’s net overhead (total noninterest expense less noninterest income, excluding security gains, and amortization of intangibles) was $52.9 million for the three months ended June 30, 2002 compared to $48.7 million for the three months ended June 30, 2001, respectively. Year to date net overhead was $100.3 million at June 30, 2002 compared to $95.8 million at June 30, 2001.

Total noninterest expense increased $4.6 million for the second quarter of 2002 compared to the second quarter of 2001 and year to date noninterest expense increased $6.7 million over the same period in 2001. Annualized noninterest expense excluding amortization of intangibles to average assets was 2.29% for the three months ended June 30, 2002 compared to 2.23% for the three months ended June 30, 2001. Year to date annualized noninterest expense excluding amortization of intangibles to average assets was 2.25% for the six months ended June 30, 2002 compared to 2.21% at June 30, 2001.

The increase in bank related expenses is primarily due to an increase of approximately $3.5 million and $5.9 million for the three months and six months ended June 30, 2002 over the same periods in 2001, respectively, in salaries and employee benefits. These salary increases are the result of acquisitions completed during the current and previous year, additional branches opened, normal salary increases, additional incentive related compensation, and increased pension costs.

In order to improve the Company’s market presence, three of its regional headquarters were relocated in 2001. The Company also acquired 13 branches from Union Planters in October 2001 and completed the acquisition of First Mercantile Bank with five branches in March 2002. Primarily as a result of these efforts, occupancy and equipment expense for the three months and six months ended June 30, 2002 increased $747,000 and $1.6 million, respectively, when compared to the same periods in 2001.

Intangible asset amortization decreased $935,000 and $2.4 million for the three months and six months ended June 30, 2002, respectively, over the same periods in 2001 due primarily to implementation of SFAS No. 142 discussed in Note J – Intangible Assets.

The remaining increases in other expense of $1.3 million and $1.6 million for the three months and six months ended June 30, 2002 over the same periods in 2001, respectively, are the result of the aforementioned acquisitions, improvements to the data communications network, and other normal operating expenses.

In July of 2001 Colonial launched the Eagle project. The objective of the Eagle project is to implement retail delivery solutions that should enhance our ability to produce sales, provide exceptional service and promote profitable customer relationships while gaining operational efficiencies. We expect to begin implementation of new retail delivery systems in late third quarter 2002 with additional Internet banking capabilities and an enhanced call center, followed in late fourth quarter by new branch service delivery and loan delivery systems. The new retail delivery system is expected to be fully implemented by the end of 2003.

PROVISION FOR INCOME TAXES:

BancGroup’s provision for income taxes is based on an approximate 34.5% and 36.0%, estimated annual effective tax rate for the years 2002 and 2001, respectively. The provision for income taxes for the three months ended June 30, 2002 and 2001 was $18.6 million and $17.3 million, respectively. The year to date provision for income taxes ended June 30, 2002 and 2001 was $37.0 million and $33.7 million, respectively.

Item III    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II    Other Information

ITEM	1: Legal Proceedings – See Note B – COMMITMENTS AND CONTINGENCIES AT PART 1

ITEM 2:    Changes in Securities and Use of Proceeds – N/A

ITEM 3:    Defaults Upon Senior Securities – N/A

ITEM 4:    Submission of Matters to a Vote of Security Holders –

BancGroup held its 2002 annual Shareholder’s Meeting on April 17, 2002. The results of this meeting were disclosed in BancGroup’s quarterly filing on Form 10-Q for the quarter ended March 31, 2002.

ITEM 5:    Other Information – None

ITEM	6: Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K – None

(b)	Reports on Form 8-K

1.	Form 8-K – was furnished on July 16, 2002 as Regulation F-D Disclosure in regard to second quarter 2002 earnings.

2.	Form 8-K – was furnished on May 28, 2002 as Regulation F-D Disclosure in regard to the signing of a definitive agreement to acquire Palm Beach National Holding Company.

3.	Form 8-K – was furnished on April 29, 2002 as Regulation F-D Disclosure in regard to a presentation made by management at the Gulf South Banking Conference on second quarter 2001 earnings.

4.	Form 8-K – was furnished on April 16, 2002 as Regulation F-D Disclosure in regard to first quarter 2002 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002	THE COLONIAL BANCGROUP, INC. By: /s/ Sheila Moody Sheila Moody Its Chief Accounting Officer