Form 10-Q
period 2002-09-30
COLONIAL BANCGROUP INC
filed 2002-11-14
CIK 92339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

COMMISSION FILE NUMBER 1-13508

THE COLONIAL BANCGROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63-0661573 (I.R.S. Employer Identification No.)

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

                          YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES ☒   NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class Common Stock, $2.50 Par Value	Outstanding at October 31, 2002 123,691,328

THE COLONIAL BANCGROUP, INC.
INDEX

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Condition – September 30, 2002, December 31, 2001 and September 30, 2001	4

		Consolidated Statements of Income – Nine months ended September 30, 2002 and September 30, 2001, and three months ended September 30, 2002 and September 30, 2001	5

		Consolidated Statements of Comprehensive Income – Nine months ended September 30, 2002 and September 30, 2001, and three months ended September 30, 2002 and September 30, 2001	6

		Consolidated Statements of Cash Flows – Nine months ended September 30, 2002 and September 30, 2001	7-8

		Notes to Consolidated Financial Statements – September 30, 2002	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 2.	Changes in Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Submission of Matters to a Vote of Security Holders	36

	Item 5.	Other Information	36

	Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES	36

CERTIFICATIONS	37

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2002 and beyond; (ii) increases in competitive pressure in the banking industry; (iii) economic conditions affecting real estate values and transations in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent acquisitions are not fully realized; (v) changes in the interest rate environment which may reduce or expand margins or adversely affect critical estimates as applied and projected returns on investments; (vi) management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001	September 30, 2001

ASSETS:
Cash and due from banks	$323,944	$373,024	$306,603
Interest-bearing deposits in banks and federal funds sold	126,940	15,084	72,497
Securities available for sale	2,547,853	1,852,439	1,905,705
Investment securities	24,248	30,055	32,675
Mortgage loans held for sale	154,752	35,453	24,668
Loans, net of unearned income	11,196,422	10,367,665	9,979,118
Less: Allowance for loan losses	(136,360)	(122,200)	(115,344)

Loans, net	11,060,062	10,245,465	9,863,774
Premises and equipment, net	224,986	198,983	190,444
Intangible assets, net	259,841	113,898	89,778
Other real estate owned	20,712	15,553	12,805
Accrued interest and other assets	345,387	305,149	287,456

TOTAL ASSETS:	$15,088,725	$13,185,103	$12,786,405

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits	$9,155,951	$8,322,979	$8,261,121
Short term borrowings	2,748,976	2,128,133	1,887,072
Subordinated debt	286,356	265,550	274,047
Trust preferred securities	194,946	70,000	73,000
FHLB long term debt	1,562,405	1,361,938	1,241,053
Other long term debt	—	88,652	89,059
Other liabilities	86,834	83,077	101,438

Total liabilities	14,035,468	12,320,329	11,926,790

SHAREHOLDERS’ EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares authorized; 123,649,591, 115,244,185, and 114,888,150 shares issued at September 30, 2002, December 31, 2001, and September 30, 2001, respectively	309,124	288,110	287,221
Treasury stock (2,423,512 shares at September 30, 2001)	—	—	(25,506)
Additional paid in capital	200,591	102,980	127,568
Retained earnings	526,553	467,163	449,529
Unearned compensation	(3,080)	(3,159)	(3,661)
Accumulated other comprehensive income, net of taxes	20,069	9,680	24,464

Total shareholders’ equity	1,053,257	864,774	859,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,088,725	$13,185,103	$12,786,405

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$497,058	$615,077	$167,871	$193,202
Interest and dividends on securities	85,488	76,863	30,173	27,346
Other interest	715	2,291	325	493

Total interest income	583,261	694,231	198,369	221,041

INTEREST EXPENSE:
Interest on deposits	141,345	260,177	47,154	77,486
Interest on short-term borrowings	26,116	55,925	10,318	13,102
Interest on long-term debt	74,170	65,540	25,018	25,384

Total interest expense	241,631	381,642	82,490	115,972

NET INTEREST INCOME	341,630	312,589	115,879	105,069
Provision for loan losses	24,777	24,843	6,803	7,901

Net Interest Income After Provision for Loan Losses	316,853	287,746	109,076	97,168

NONINTEREST INCOME:
Service charges on deposit accounts	33,058	30,890	11,404	10,706
Financial Planning Services	8,276	6,499	3,182	1,975
Electronic banking	6,182	4,861	2,184	1,661
Mortgage origination	8,885	5,414	3,858	1,896
Securities gains, net	1,639	1,945	976	—
Other income	14,314	14,189	4,392	4,517

Total noninterest income	72,354	63,798	25,996	20,755

NONINTEREST EXPENSE:
Salaries and employee benefits	120,045	107,163	42,591	35,567
Occupancy expense of bank premises, net	28,753	25,891	9,961	8,796
Furniture and equipment expenses	22,533	21,984	7,960	7,310
Amortization of intangible assets	1,767	5,390	892	2,102
Merger related expenses	398	340	321	335
Other expenses	53,773	48,754	18,636	15,222

Total noninterest expense	227,269	209,522	80,361	69,332

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	161,938	142,022	54,711	48,591
Applicable income taxes	55,869	51,226	18,876	17,524

INCOME FROM CONTINUING OPERATIONS	106,069	90,796	35,835	31,067

Discontinued Operations:
Net loss from discontinued operations and loss on disposal, net of income taxes of ($371) for the nine months ended and for the three months ended September 30, 2002 and 2001	(705)	(613)	(705)	(613)

NET INCOME	$105,364	$90,183	$35,130	$30,454

EARNINGS PER SHARE:
INCOME FROM CONTINUING OPERATIONS:
Basic	$0.90	$0.79	$0.30	$0.27
Diluted	$0.89	$0.78	$0.30	$0.27
NET INCOME
Basic	$0.89	$0.79	$0.29	$0.27
Diluted	$0.88	$0.78	$0.29	$0.26

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

NET INCOME	$105,364	$90,183	$35,130	$30,454
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized gains (losses) on securities available for sale arising during the period, net of taxes	11,462	31,516	(3,204)	16,785
Less: reclassification adjustment for net (gains) included in net income	(1,073)	(1,245)	(639)	—

COMPREHENSIVE INCOME	$115,753	$120,454	$31,287	$47,239

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,121	$34,831

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	585,685	368,710
Proceeds from sales of securities available for sale	110,854	55,998
Purchase of securities available for sale	(1,319,725)	(740,595)
Proceeds from maturities of investment securities	8,637	14,174
Net (increase) in loans	(297,441)	(312,709)
Cash received in bank acquisitions	56,541	33,298
Capital expenditures	(54,403)	(20,616)
Proceeds from sale of other real estate owned	9,628	6,648
Purchase of investment securities	(108)	—
Proceeds from sale of fixed assets	17,589	3,666

NET CASH (USED) IN INVESTING ACTIVITIES	(882,743)	(591,426)

Cash flows from financing activities:
Net (decrease) increase in demand, savings, and time deposits	213,473	(197,742)
Net increase in federal funds purchased, repurchase agreements and other short-term borrowings	535,303	194,509
Proceeds from issuance of long-term debt	337,121	667,447
Repayment of long-term debt	(165,471)	(219,677)
Proceeds from issuance of trust preferred securities	100,000	150,000
Proceeds from issuance of common stock	2,447	5,620
Proceeds from sale of treasury stock	—	7,380
Purchase of treasury stock	(40,501)	(8,772)
Dividends paid ($0.13 and $0.12 per share for 2002 and 2001, respectively)	(45,974)	(40,626)

NET CASH PROVIDED BY FINANCING ACTIVITIES	936,398	558,139

Net increase in cash and cash equivalents	62,776	1,544

Cash and cash equivalents at beginning of year	388,108	377,556

Cash and cash equivalents at September 30	$450,884	$379,100

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands, except per share amounts)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	Nine Months Ended September 30,

	2002	2001

Cash paid during the year for:
Interest	$245,505	$391,744
Income taxes	64,160	51,226
Non-cash investing activities:
Transfer of loans to other real estate	$13,025	$8,399
Securitization of residential mortgage loans	—	307,523
Assets (non-cash) acquired in business combination	785,756	70,838
Liabilities assumed in business combination	687,765	104,136
Reissuance of treasury stock for business combination	40,501	—
Origination of loans for the sale of other real estate	110	169
Non-cash financing activities:
Reissuance of treasury stock for stock plans	$—	$9,734
Conversion of subordinated debentures	174	119

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

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and 2001 and the results of operations and cash flows for the interim periods ended September 30, 2002 and 2001. All 2002 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

NOTE B: CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2002 will have a materially adverse effect on BancGroup’s financial statements.

NOTE C: BUSINESS COMBINATIONS

BancGroup completed the acquisition of Mercantile Bancorp, Inc. (“Mercantile”) and its wholly owned subsidiary bank, First Mercantile Bank, N.A. (“Mercantile Bank”), on March 28, 2002. Mercantile Bank operated four branch offices in Dallas, Texas and one in Austin, Texas. At March 28, 2002, Mercantile had $354 million in assets, $282 million in loans and mortgage loans held for sale, and $302 million in deposits. BancGroup issued 4,652,809 shares of its common stock to shareholders of Mercantile. As a result of this transaction, BancGroup recorded $69.3 million of total intangibles including $15.0 million in core deposits.

BancGroup completed the acquisition of Palm Beach National Holding Company (“Palm Beach”) and its wholly owned subsidiary, Palm Beach National Bank & Trust Company (“PBN Bank”), on September 3, 2002. Palm Beach operated eight branch offices in Palm Beach County, Florida, and at September 3, 2002, had approximately $355 million in assets, $285 million in loans, and $315 million in deposits. BancGroup issued 6,118,967 shares of its common stock to shareholders of Palm Beach. As a result of this transaction, BancGroup recorded $70.9 million of total intangibles including $11.3 million in core deposits.

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

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. Colonial adopted SFAS 142 on January 1, 2002. (See additional discussion in Note I)

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. BancGroup adopted SFAS No. 143 on June 15, 2002. The implementation of SFAS No. 143 did not have a material effect on BancGroup’s financials.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. BancGroup adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material effect on BancGroup’s financials.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Management is currently evaluating the impact that SFAS No. 145 will have on BancGroup’s financials, but as a result of very limited applicability, does not expect the adoption will have a material effect.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This statement is effective October 1, 2002 and amends FASB Statements

No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 stipulates that the acquisition of all or part of a financial institution will now be accounted for under SFAS No. 141 and 142. SFAS No. 147 also stipulated that the core deposit intangible assets, related to the acquisition of financial institutions, will now be subjected to the impairment testing requirements of SFAS No. 144. Management has adopted SFAS No. 147 and its immaterial impact is reflected in BancGroup’s financials.

NOTE E: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(in thousands, except per share amounts)	Nine Months Ended September 30,			Three Months Ended September 30,

2002	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Net Income	$105,364	118,201	$0.89	$35,130	119,457	$0.29
Effect of dilutive securities:
Options		615			461
Convertible debentures	116	489		40	482

Diluted EPS	$105,480	119,305	$0.88	$35,170	120,400	$0.29

2001
Basic EPS
Net income	$90,183	114,697	$0.79	$30,454	114,892	$0.27
Effect of dilutive securities
Options		637			803
Convertible debentures	136	552		39	504

Diluted EPS	$90,319	115,886	$0.78	$30,493	116,199	$0.26

NOTE F: SEGMENT INFORMATION

Through its wholly owned subsidiary, Colonial Bank, BancGroup has one distinct line of business, Commercial Banking. Colonial Bank provides general banking services in 267 branches throughout 6 states.

NOTE G: LONG TERM BORROWINGS

During March 2002, BancGroup issued $100 million in Trust Preferred Securities through a statutory business trust. These securities bear interest of 8.32% and are subject to redemption by BancGroup, in whole or in part, at any time after

March 2007, until maturity in April 2032. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup receives a fixed rate and pays a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate on the notes of 3 month LIBOR + 1.40%. As of September 30, 2002, the net effective floating rate was 3.26%. The proceeds from this issuance are being used for general corporate purposes as well as a previously announced stock repurchase program.

NOTE H: DERIVATIVES:

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Currently, the only derivative instruments being utilized are interest rate swaps, all of which qualify for shortcut accounting, according to Statement of Financial Accounting Standards No. 133, and are designated as fair value hedges.

The aforementioned interest rate swaps were executed in order to convert fixed rate subordinated debt, trust-preferred debt and certain fixed rate loans to floating rates. Because each swap meets all of the requirements for shortcut accounting, BancGroup assumes no ineffectiveness. Therefore, no gains or losses were recognized in 2002 as the gain/(loss) on the underlying asset was offset by an equal amount related to the market value of the associated swap.

NOTE I: INTANGIBLE ASSETS

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

Amortizable intangible assets at September 30, 2002 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposits and other intangibles	$35,590	$(2,490)	$33,100

Aggregate amortization expense for the nine months ended September 30, 2002 was $1,767,000. Aggregate annual amortization expense of currently recorded core deposits and other intangibles for December 31, 2002 is estimated to be $2.8 million and $4.4 million for years ended December 31, 2003 through 2006.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance at January 1, 2002	$112,704
Acquisitions (primarily related to First Mercantile and Palm Beach, see note C)	114,037

Balance at September 30, 2002	$226,741

The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income	$35,130	$30,454	$105,364	$90,183
Goodwill amortization, net of tax	—	$1,327	—	$4,294

Adjusted net income	$35,130	$31,781	$105,364	$94,477

Reported basic earnings per share	$0.29	$0.27	$0.89	$0.79
Goodwill amortization, net of tax	—	$0.01	—	$0.04

Adjusted basic earnings per share	$0.29	$0.28	$0.89	$0.83

Reported diluted earnings per share	$0.29	$0.26	$0.88	$0.78
Goodwill amortization, net of tax	—	$0.01	—	$0.04

Adjusted diluted earnings per share	$0.29	$0.27	$0.88	$0.82

NOTE J: DISCONTINUED OPERATIONS

In July 2000 BancGroup announced definitive plans to exit the mortgage servicing business and discontinue operations of mortgage servicing as a separate business unit. As of December 31, 2000 all loan servicing transfers were completed and the mortgage servicing rights removed from the Company’s balance sheet. Due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company revised its estimate of the cost to complete disposition of this business, resulting in charges of $705,000 and $613,000, net of tax expense, in the third quarters of 2002 and 2001, respectively. Currently, substantially all receivables associated with these sales have been collected and provision has been made for the Company’s best estimate of any costs associated with documentation deficiencies and related indemnifications.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES:

Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Accounting for Acquisitions, Accounting for Allowance for Loan Losses, and Accounting for Income Taxes.

Accounting for Acquisitions. BancGroup’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BancGroup’s acquisition strategy has historically utilized the pooling-of-interest and purchase business combination methods of accounting. Effective July 1, 2001, BancGroup adopted SFAS No. 141, Business Combinations, which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BancGroup is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. These tests, based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles, also contain estimates such as discount rate and time periods in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

Accounting for Allowance for Loan Losses. Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation of the allowance.

Accounting for Income Taxes. BancGroup uses the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transactions and the related tax laws and regulations. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits, and long and short term debt changed for the nine months and twelve months ended September 30, 2002, respectively, as follows:

(Dollars in thousands)	December 31, 2001 to September 30, 2002 Increase (Decrease)		September 30, 2001 to September 30, 2002 Increase (Decrease)

	Amount	%	Amount	%

Assets:
Total Assets	1,903,622	14.4%	2,302,320	18.0%
Securities	689,607	36.6%	633,721	32.7%
Mortgage loans held for sale	119,299	336.5%	130,084	527.3%
Loans, net of unearned income	828,757	8.0%	1,217,304	12.2%
Total Deposits	832,972	10.0%	894,830	10.8%
Short-term debt	620,843	29.2%	861,904	45.7%
Long-term debt	257,567	14.4%	366,548	21.9%

Assets:

BancGroup’s assets have increased 18.0% since September 30, 2001 and 14.4% since December 31, 2001. The growth from September 30, 2001 is primarily the result of increases in securities, internal loan growth throughout BancGroup’s banking regions as well as the Mortgage Warehouse Lending unit, the purchase of 13 branches from Union Planters, the acquisition of Mercantile Bancorp in Texas and Palm Beach National Holding Company in Florida. The growth from December 31, 2001 is primarily the result of increases in securities, loans in the Mortgage Warehouse Lending unit and the acquisitions of Mercantile and Palm Beach. Other assets include approximately $10.3 million invested in certain non-banking entities including two Atlanta based real estate developments and an interest in a company providing internet and ACH services to banks. The Company continually investigates non-banking investment opportunities.

Securities:

Investment securities and securities available for sale have increased $633.7 million (32.7%) and $689.6 million (36.6%) from September 30, 2001 and December 31, 2001, respectively. These increases are the result of an effort to maintain earning asset growth during a period of slow to declining loan growth. Selectively purchasing short average life securities has enabled BancGroup to take advantage of spreads to short-term funding costs. The short-term funding of investment purchases mitigates the risk to falling rates. Securities purchased have consisted primarily of mortgage-backed securities and collateralized mortgage obligations and have been subject to accelerated prepayments in the quarter ended September 30, 2002.

Loans and Mortgage Loans Held for Sale:

Loans net of unearned income, have increased $1,217.3 million (12.2%) and $828.8 million (8.0%) from September 30, 2001 and December 31, 2001, respectively. The increase in loans from September 30, 2001 and December 31, 2001 was primarily due to an increase in Real Estate Construction loans mostly from acquisitions, of $589.2 million and $432.5 million respectively, as well as an increase in Mortgage Warehouse Lending loans, of $607.9 million and $168.9 million respectively. The volume in the mortgage warehouse lending unit has been abnormally high in the third quarter due to increases in mortgage refinancing activity resulting from all time lows in mortgage rates. The increase in mortgage loans held for sale of $130.1 million and $119.3 million from September 30, 2001 and December 31, 2001, respectively, is also due to the significant increase in mortgage refinancing activity. The following table reflects the change in loan mix as of September 30, 2002.

GROSS LOANS BY CATEGORY (Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Commercial, financial, and agricultural	$1,084,934	$1,145,409	$1,184,310
Real estate-commercial	3,613,631	3,417,517	3,449,252
Real estate-construction	2,728,157	2,295,675	2,138,990
Real estate-residential	1,983,186	1,942,821	2,065,662
Installment and consumer	244,167	240,836	251,958
Mortgage warehouse lending	1,455,330	1,286,399	847,448
Other	87,214	39,019	41,852

Total Loans	$11,196,619	$10,367,676	$9,979,472

Residential real estate loans represent 17.7% of total loans at September 30, 2002 compared to 18.7% at December 31, 2001 and 20.7% at September 30, 2001. This decrease is primarily due to a drop in demand for adjustable rate mortgages as more borrowers are looking for long-term fixed rate loans, which the Company originates, but sells in the secondary market. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have minimal credit risk and lower interest rate sensitivity. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment.

Commercial loans collateralized by real estate and construction loans increased approximately $196.1 million and $432.5 million, respectively from December 31, 2001. Commercial loans collateralized by real estate increased $164.4 million from September 30, 2001 while construction loans increased $589.2 million from the same period. These increases result mostly from acquisitions as well as internal loan growth.

Management believes that any existing distribution of loans, whether geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. Our diversity, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction and Commercial Real Estate loans as of September 30, 2002.

CONSTRUCTION & COMMERCIAL REAL ESTATE
GEOGRAPHIC DIVERSITY AND INDUSTRY DISTRIBUTION
SEPTEMBER 30, 2002

(Dollars in thousands)	Construction	Commercial Real Estate

Average Loan Size	$517	$512
Geographic Diversity
Alabama	$324,914	$865,031
Georgia	443,765	428,258
Florida	1,282,210	1,648,826
Texas	384,032	245,181
Nevada	154,486	152,263
Other	138,750	274,072

Total	$2,728,157	$3,613,631

Industry Distribution	% of Industry Distribution to

	Construction Portfolio	Total Portfolio

Developments (w/Land)	39%	10%
1-4 Family Residential	21%	5%
Condominiums	12%	3%
Multi-Family	8%	2%
Retail	6%	1%
Office	4%	1%
Other (13 types)	10%	2%

Total Construction	100%	24%

Industry Distribution	% of Industry Distribution to

	Commercial Real Estate Portfolio	Total Portfolio

Retail	19%	6%
Office	16%	5%
Multi-Family	13%	4%
Lodging	11%	3%
Office/Warehouse	7%	2%
Nursing Home	4%	1%
Other (11 types)	30%	11%

Total Commercial Real Estate	100%	32%

Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate

75 Largest Loans Total (in thousands)	$1,035,154	$770,596
% of 75 largest loans to category total	38.0%	21.3%
Average Loan to Value Ratio (75 largest loans)	68%	70%
Debt Coverage Ratio (75 largest loans)	N/A	1.36	x

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved. Owner-occupied Commercial Real Estate portfolio totals represented 23% of the total Commercial Real Estate portfolio at September 30, 2002.

Outstanding loans in our international division, located in our South Florida Region, represent 0.8% of our total outstanding loans at September 30, 2002. This exposure is spread among approximately 22 banking institutions in six Latin American/Caribbean countries. The banks are primarily top tier institutions. These transactions are trade related involving letters of credit as well as participations in commercial paper back up lines.

BancGroup does not have a syndicated lending department. However, the Company has 25 credits with total commitments (funded and unfunded) of $514 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is approximately $51 million (which is a mortgage warehouse facility), with the smallest credit being approximately $138,000 (not counting the credits with unfunded balances). As of September 30, 2002, $303 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	17% - commercial real estate projects located within existing markets,

•	12% - international credits which are primarily unfunded short-term commitments to tier one correspondent banks,

•	62% - mortgage warehouse lines to eight large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers), and

•	9% - operating facilities to two large national corporations headquartered in the Florida markets and one large Alabama corporation headquartered in Montgomery, Alabama.

Management believes that these are sound participations involving credits that fit within Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

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

(Dollars in thousands) Balance at end of periodApplicable to:	September 30, 2002	Percent of Loans to Total Loans	December 31, 2001	Percent of Loans to Total Loans	September 30, 2001	Percent of Loans to Total Loans

Commercial, financial, and agricultural	$34,253	9.7%	$33,326	11.1%	$36,307	11.9%
Real estate-commercial	57,003	32.3%	50,393	33.0%	43,907	34.6%
Real estate-construction	23,740	24.4%	17,256	22.1%	16,086	21.4%
Real estate-residential	9,916	17.7%	9,714	18.7%	10,328	20.7%
Installment and consumer	2,872	2.2%	2,390	2.3%	2,544	2.5%
Mortgage warehouse lending	3,638	13.0%	3,216	12.4%	2,119	8.5%
Other	4,938	0.7%	5,905	0.4%	4,053	0.4%

TOTAL	$136,360	100.0%	$122,200	100.0%	$115,344	100.0%

The ratio of annualized net charge-offs to average loans was 0.27%, 0.34%, and 0.37% for the third quarter of 2002, the fourth quarter of 2001, and the third quarter of 2001, respectively. The ratio of annualized net charge-offs to average loans was 0.24% year to date at September 30, 2002 compared to 0.28% for all of 2001 and 0.27% year to date at September 30, 2001, respectively. As a result of the Company’s localized lending strategies and early identification of potential problem loans, BancGroup’s net charge-offs have been consistently low compared to industry and peer data.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Allowance for loan losses – January 1	$122,200	$110,055	$110,055

Charge-offs:
Commercial, financial, and agricultural	10,628	14,731	9,343
Real estate-commercial	3,384	9,354	8,268
Real estate-construction	1,306	292	45
Real estate-residential	3,527	3,148	2,275
Installment and consumer	2,595	4,049	2,480
Other	861	1,155	627

Total charge-offs	22,301	32,729	23,038

Recoveries:
Commercial, financial, and agricultural	914	698	566
Real estate-commercial	948	404	310
Real estate-construction	62	9	8
Real estate-residential	455	565	326
Installment and consumer	1,173	1,999	1,559
Other	297	330	149

Total recoveries	3,849	4,005	2,918

Net charge-offs	18,452	28,724	20,120
Allowance added from bank acquisitions	7,835	1,296	566
Addition to allowance charged to operating expense	24,777	39,573	24,843

Allowance for loan losses-end of period	$136,360	$122,200	$115,344

Net charge-offs as a percent of average net loans - (annualized basis):
Quarter to date	0.27%	0.34%	0.37%
Year to date	0.24%	0.28%	0.27%

The following schedule reflects BancGroup’s 237% coverage of nonperforming loans (nonaccrual and renegotiated) by the allowance for loan losses at September 30, 2002. While management has not targeted any specific coverage ratio in excess of 100%, management is committed to maintaining adequate reserve levels to absorb estimated future losses in the current loan portfolio.

NONPERFORMING ASSETS ARE SUMMARIZED BELOW

(Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Aggregate loans for which interest is not being accrued	$56,336	$49,675	$58,441
Aggregate loans renegotiated to provide a reduction or deferral of interest or principle because of deterioration in the financial condition of the borrower	1,191	1,507	1,125

Total nonperforming loans *	57,527	51,182	59,566
Other real estate owned and repossessions	20,712	15,553	12,805

Total nonperforming assets *	$78,239	$66,735	$72,371

Aggregate loans contractually past due 90 days for which interest is being accrued	$25,696	$28,249	$21,095
Net charge-offs quarter-to-date	$7,167	$8,602	$9,199
Net charge-offs year-to-date	$18,452	$28,724	$20,120
Total nonperforming assets as a percent of net loans and other real estate	0.70%	0.64%	0.72%
Allowance as a percent of net loans	1.22%	1.18%	1.16%
Allowance as a percent of nonperforming assets *	174%	183%	159%
Allowance as a percent of nonperforming loans *	237%	239%	194%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Nonperforming assets increased to $78.2 million or 0.70% of net loans and other real estate at September 30, 2002, compared to $66.7 million or 0.64% at December 31, 2001. The increase primarily resulted from classifying as nonperforming the Company’s outstanding portfolio ($15 million) of credits to Argentine banks. The 2002 Shared National Credit Examination by the Federal Reserve and other regulatory agencies required all banks to classify such loans as nonperforming. Management continuously monitors and evaluates recoverability of problem assets and adjusts loan loss reserves accordingly. The loan loss reserve was 1.22% of loans at September 30, 2002 compared to 1.18% at December 31, 2001 and 1.16% at September 30, 2001. Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $1,000,000) individual credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $295 million of loans, which have been placed, on a classified loan list. The increase from the $288 million reported last quarter is primarily due to loans from the acquisition of Palm Beach National. The status of these loans is reviewed at least monthly by loan officers and annually by BancGroup’s centralized credit review function and by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the loans are reduced to estimated recoverable amounts through increases in reserves allocated to the loans or charge-offs. As of September 30, 2002, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

Nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The recorded investment in impaired loans at September 30, 2002 was $52.6 million and these loans had a corresponding valuation allowance of $20.8 million.

LIQUIDITY:

BancGroup has addressed its liquidity and interest rate sensitivity through its policies and structure for asset/liability management. BancGroup has an Asset/Liability Management Committee (“ALMCO”), the objective of which is to optimize the net interest margin while assuming reasonable business risks. ALMCO annually establishes operating constraints for critical elements of BancGroup’s business, such as liquidity and interest rate sensitivity. ALMCO constantly monitors performance and takes action in order to meet its objectives.

A prominent focus of ALMCO is maintenance of adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Core deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Efforts to emphasize relationship deposit growth are having a positive impact. Average retail deposits in the third quarter 2002, excluding broker and time deposits, grew 19% over the same quarter in 2001, and 9% growth excluding acquisitions. The non-interest bearing portion of these retail deposits grew 6% excluding acquisitions over the same period and improved the non-interest bearing deposit mix from 16% to 17% of total retail deposits. As there was a decreased emphasis on higher cost time deposits versus more “core” deposits, average retail time deposits decreased 5% compared to third quarter 2001, a 10% decrease excluding acquisitions. As a result of the decrease in time deposits, the non-time deposit share of retail deposits increased to 50% in third quarter 2002 from 45% in third quarter 2001.

In addition to funding growth through core deposits, BancGroup has worked to expand the availability of short and long term wholesale funding sources. As of September 30, 2002 the Bank utilized 67% vs. 57% at December 31, 2001 of the total wholesale funding sources (primarily Federal Home Loan Bank borrowings), estimated to be available. This increased utilization was a result of the increase in Mortgage Warehouse loans due to a refinancing boom caused by low mortgage rates. These floating rate loans were funded with short-term wholesale funds. Once refinancing activity subsides the funding utilization ratio is expected to decrease. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

INTEREST RATE SENSITIVITY:

ALMCO’s goal is to minimize volatility in the net interest margin from changes in interest rates by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities. ALMCO monitors the impact of changes in interest rates on net interest income using several tools, including static rate sensitivity reports, or Gap reports, and income simulation modeling under multiple rate scenarios.

The following table represents the output from the Company’s most recent simulation model based on the balance sheet as of September 30, 2002, when the Fed Funds Rate was 1.75%, and measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. Given the 50 basis point reduction in the Fed funds rate on November 6, 2002, a down 50 basis point rate shock has been added as well. This twelve month projection of Net Interest Income under these scenarios is compared to the twelve month Net Interest Income projection with rates unchanged.

		Percentage Change in 12 Month Projected Net Interest Income
	Fed Funds Rate	vs. Net Interest Income assuming no changes (1)

Basis Points change
+200	3.75%	10%
+100	2.75	6
No Change	1.75	—
- 50	1.25	(2)
- 100.75		(3)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

This table shows that under these rate shock scenarios, net interest income would benefit from rising rates,

however, the risk to declining rates is acceptable considering the overall level of interest rates. The initial impact of a rate decline will be greater in the first quarter after a rate drop, and will improve as the liability side of the balance sheet has more time to adjust down to the new lower rate levels. The projections in the table are based on rate shocks where all rate indices are changed by the same amount. Therefore these simulations do not take into account the risk of yield curve shifts or change in the basis risk or spread between various rate indices. They also do not take into account balance sheet volume and mix changes that might occur due to changes in rates or yield curve slope. Additionally, interest rate floors have been written into approximately $2 billion of floating rate loans. However competitive pressures may not allow the bank to realize the full benefit of these floors, therefore this benefit is not included in the declining scenarios.

The following table summarizes BancGroup’s Maturity / Rate Sensitivity or Gap at September 30, 2002.

(Dollars in millions)

	0-90 days	0-365 days

Rate Sensitive Assets (RSA)	$8,300	$10,124
Rate Sensitive Liabilities (RSL)	5,034	8,029
Cumulative Gap (RSA-RSL)	3,266	2,095
Cumulative Gap Ratio (Cum Gap / Total Assets)	22%	14%

The last two lines of the proceeding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. BancGroup’s somewhat asset-sensitive position is primarily the result of growth in floating rate loans and run off in fixed rate loans and securities.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2002 are stated below:

Capital (in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gain on securities available for sale intangibles, and 8% of equity investments in nonfinancial entities plus Trust Preferred Securities)	$951,346

Tier II Capital:
Allowable loan loss reserve	136,360
Subordinated debt	261,071
45% of net unrealized gains on available for sale equity securities	168

Total Capital	$1,348,945

Risk Adjusted Assets (in thousands)	$12,060,548
Total Assets (in thousands)	$15,088,725

	September 30, 2002	December 31, 2001

Tier I leverage ratio	6.93%	6.24%
Risk Adjusted Capital Ratios:
Tier I Capital Ratio	7.89%	7.39%
Total Capital Ratio	11.18%	10.91%

BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. In addition to these sources, the Tier I Capital Ratio and Total Capital Ratio have been increased from the issuance of $100 million of Trust Preferred Securities during the first quarter of 2002. These securities provide additional flexibility for liquidity, capital management and growth.

Management continuously monitors its capital levels in order to ensure it is taking the necessary steps to support future internally generated growth and fund the quarterly dividend rates that were $0.13 per share each quarter of 2002 and are anticipated to be the same or slightly higher in 2003.

AVERAGE VOLUME AND RATE
(UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,

	2002			2001

	Average Volume	Interest	Rate	Average Volume	Interest	Rate

ASSETS
Loans, net (1)	$9,488,834	$155,985	6.53%	$9,172,886	$181,210	7.85%
Mortgage warehouse lending	1,076,290	11,432	4.16%	840,376	11,854	5.52%
Mortgage loans held for sale	42,623	625	5.87%	22,733	357	6.28%
Investment securities and securities available for sale and other interest-earning assets (2)	2,521,772	31,058	4.93%	1,810,740	28,461	6.29%

Total interest-earning assets (1)	13,129,519	$199,100	6.02%	11,846,735	$221,882	7.44%

Non-earning assets	884,225			683,969

Total assets	$14,013,744			$12,530,704

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$2,954,052	$9,511	1.28%	$2,464,768	$13,253	2.13%
Time deposits	4,413,896	37,643	3.38%	4,667,992	64,234	5.46%
Short-term borrowings	2,131,628	10,318	1.92%	1,496,364	13,104	3.47%
Long-term debt	2,005,537	25,018	4.95%	1,708,905	25,478	5.92%

Total interest-bearing liabilities	11,505,113	$82,490	2.84%	10,338,029	$116,069	4.45%

Noninterest-bearing demand deposits	1,442,664			1,257,231
Other liabilities	74,249			96,308

Total liabilities	13,022,026			11,691,568
Shareholders’ equity	991,718			839,136

Total liabilities and shareholders’ equity	$14,013,744			$12,530,704

RATE DIFFERENTIAL			3.18%			2.99%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$116,610	3.53%		$105,813	3.56%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.

(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.

(3)	Net interest income divided by average total interest-earning assets

AVERAGE VOLUME AND RATE
(UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,

	2002			2001

	Average Volume	Interest	Rate	Average Volume	Interest	Rate

ASSETS
Loans, net (1)	$9,330,396	$466,318	6.68%	$9,351,895	$580,565	8.30%
Mortgage warehouse lending	925,632	29,949	4.27%	736,256	34,133	6.11%
Mortgage loans held for sale	27,873	1,303	6.23%	19,209	933	6.48%
Investment securities and securities available for sale and other interest-earning assets (2)	2,209,461	87,917	5.31%	1,672,076	81,049	6.46%

Total interest-earning assets (1)	12,493,362	$585,487	6.26%	11,779,436	$696,680	7.90%

Non-earning assets	833,565			668,101

Total assets	$13,326,927			$12,447,537

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$2,847,220	$27,601	1.30%	$2,463,698	$48,914	2.65%
Time deposits	4,268,096	113,744	3.56%	4,782,946	211,263	5.91%
Short-term borrowings	1,870,025	26,116	1.87%	1,617,382	55,927	4.62%
Long-term debt	1,917,182	74,170	5.17%	1,469,713	65,937	5.99%

Total interest-bearing liabilities	10,902,523	$241,631	2.96%	10,333,739	$382,041	4.94%

Noninterest-bearing demand deposits	1,396,336			1,199,493
Other liabilities	82,004			101,365

Total liabilities	12,380,863			11,634,597
Shareholders’ equity	946,064			812,940

Total liabilities and shareholders’ equity	$13,326,927			$12,447,537

RATE DIFFERENTIAL			3.30%			2.96%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$343,856	3.67%		$314,639	3.57%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.

(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.

(3)	Net interest income divided by average total interest-earning assets

ANALYSIS OF INTEREST INCREASES / (DECREASES)
(UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30, 2002 Change from 2001

		Attributed to (1)
	Total	Volume	Rate

INTEREST INCOME:
Loans, net	$(25,225)	$36,881	$(62,106)
Mortgage Warehouse Lending	(422)	11,954	(12,376)
Mortgage loans held for sale	268	423	(155)
Investment securities and securities for sale and other interest-earning assets	2,597	33,524	(30,927)

Total interest income(2)	(22,782)	82,782	(105,564)

INTEREST EXPENSE:
Interest-bearing deposits	$(30,333)	$8,647	$(38,980)
Short-term borrowings	(2,786)	21,242	(24,028)
Long-term debt	(460)	16,825	(17,285)

Total interest expense	(33,579)	46,714	(80,293)

Net interest income	$10,797	$36,068	$(25,271)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

ANALYSIS OF INTEREST INCREASES / (DECREASES)
(UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30, 2002 Change from 2001

		Attributed to (1)
	Total	Volume	Rate

INTEREST INCOME:
Loans, net	$(114,247)	$(1,393)	$(112,854)
Mortgage Warehouse Lending	(4,184)	10,555	(14,739)
Mortgage loans held for sale	370	429	(59)
Investment securities and securities for sale and other interest–earning assets	6,868	29,200	(22,332)

Total interest income(2)	(111,193)	38,791	(149,984)

INTEREST EXPENSE:
Interest-bearing deposits	$(118,832)	$(4,601)	$(114,231)
Short-term borrowings	(29,811)	12,301	(42,112)
Long-term debt	8,233	22,306	(14,073)

Total interest expense	(140,410)	30,006	(170,416)

Net interest income	$29,217	$8,785	$20,432

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

NET INTEREST INCOME:

Net interest income is the foremost component of BancGroup’s earnings and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility in addition to changes in the volume and mix of earning assets and interest bearing liabilities can significantly impact net interest income.

Net interest income on a tax equivalent basis increased $10.8 million to $116.6 million for the quarter ended September 30, 2002 from $105.8 million for the quarter ended September 30, 2001. Net interest income on a tax equivalent basis increased $29.2 million to $343.9 million for the nine months ended September 30, 2002 from $314.6 million for the same period in 2001. The net interest margin declined 3 basis points to 3.53% for the third quarter of 2002 versus 3.56% for the third quarter of 2001. Year to date net interest margin improved 10 basis points to 3.67% at September 30, 2002 from 3.57% at September 30, 2001.

The average rate on loans was 6.53% for the third quarter of 2002 compared to 7.85% for the third quarter of 2001. Additionally, the average rate of investment securities was 4.93 % for the third quarter of 2002 compared to 6.29% for the third quarter of 2001. Sharp declines in mortgage and treasury rates have resulted in record prepayments on loans and investment securities. These prepayments have resulted in lower security yields due to reinvestment of funds at lower yields, as well as accelerated amortization of premiums paid to acquire securities. During the same period, the rate on average interest-bearing liabilities was 2.84% for the third quarter of 2002 compared to 4.45% for the third quarter of 2001.

The 50 basis point cut in the fed funds rate announced by the Federal Reserve in November 2002 will hurt the margin. Some of the short term negative impact will be offset in later months as the CD portfolio, which has an average remaining term at September 30, 2002 of 12 months, will reprice to lower levels. Additionally, current low mortgage rates have increased refinancing activity. Because of this, mortgage warehouse volumes have increased, and as this low risk line of business has a lower margin, it will increase net interest income while having a negative impact on the net interest margin ratio. Lower mortgage rates have also resulted in continued increase of prepayments on mortgage backed loans and securities, thus lowering the yield on both these portfolios, these trends are also expected to continue.

LOAN LOSS PROVISION:

The provision for loan losses for the quarter ended September 30, 2002 was $6,803,000 compared to $7,901,000 for the same period in 2001. Year to date loan loss provision was $24,777,000 and $24,843,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company continues to focus its efforts on relationship based lending to known customers in its local market areas.

The reduction in loan loss provision during the third quarter 2002 was primarily the result of flat loan growth in the Company’s regional banks, excluding Mortgage Warehouse Lending and acquisitions. With this reduction, BancGroup maintained a 237% coverage of nonperforming loans compared to 239% at December 31, 2001 and 194% at September 30, 2001. See management’s discussion of loan quality and the allowance for loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income excluding securities gains increased $4.3 million (20.5%) and $8.9 million (14.3%) for the three months and nine months ended September 30, 2002 compared to the same period in 2001. Sources of noninterest income include financial planning services, electronic banking services, mortgage origination income, and cash management services which are included in service charges on deposit accounts.

Financial planning services experienced a $1.2 million (61%) increase in fee income during the three months ended September 30, 2002 over the same period in 2001 and a $1.8 million (27%) increase for the nine months ended September 30, 2002 over 2001. As a result of investor uncertainty in the economy, the Company has experienced a decline in sales of investments to customers; however, this decline was more than offset by an increase in fixed rate annuity sales.

BancGroup continues to expand electronic banking services through its ATM network, business and personal check card services, and internet banking. Noninterest income from electronic banking services increased $523,000 (31%) for the three months ended September 30, 2002 when compared to the same period in 2001 and $1.3 million (27%) for the nine months ended September 30, 2002 over 2001 through increased penetration of its customer base and the introduction of the Colonial Bank Business Check Card.

Mortgage origination fees increased $2.0 million (103%) for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and $3.5 million (64%) for the nine months ended September 30, 2002 over 2001. These increases are due to additional production of one-to-four family mortgage loans sold in the secondary market resulting from increases in refinancing activity. As stated earlier, in the third quarter 2002 mortgage rates reached the lowest level in 41 years.

Service charges on deposit accounts increased $698,000 (7%) for the three months ended September 30, 2002 over the same period in 2001 and $2.2 million (7%) for the nine months ended September 30, 2002 over 2001. These increases are the result of an increase in normal deposit account related fees which includes an increase in cash management fees of approximately $201,000 (28%) for the third quarter and $553,000 (27%) year to date over the same periods in 2001. BancGroup also had additional branches in operation, 26 of which were acquired, for the three months and nine months ended September 30, 2002 as compared to the same periods in 2001.

NONINTEREST EXPENSES:

In support of the Company’s sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, sales incentives and branch network to enhance the Company’s competitive presence in existing markets. Some of these investments include improved automation of branch delivery systems, enhanced internet banking and wire transfer systems and an image processing system. BancGroup’s philosophy is to make strategic investments in the tools employees need to optimize its customers’ financial success. Accordingly, noninterest expense excluding amortization of intangibles increased 7% for the quarter ended September 30, 2002 and 2% for the nine months ended September 30, 2002 as compared to the same periods in 2001. These comparisons also exclude $6.4 million and $12.7 million in additional operating expenses from acquired banks.

BancGroup’s net overhead (total noninterest expense less noninterest income, excluding security gains, and amortization of intangibles) was $54.4 million for the three months ended September 30, 2002 compared to $46.5 million for the three months ended September 30, 2001, respectively. Year to date net overhead was $154.8 million at September 30, 2002 compared to $142.3 million at September 30, 2001.

Total noninterest expense increased $11.0 million for the third quarter of 2002 compared to the third quarter of 2001 and year to date noninterest expense increased $17.7 million over the same period in 2001. Annualized noninterest expense excluding amortization of intangibles to average assets was 2.27% for the three months ended September 30, 2002 compared to 2.15% for the three months ended September 30, 2001. Year to date annualized noninterest expense excluding amortization of intangibles to average assets was 2.26% for the nine months ended September 30, 2002 compared to 2.19% at September 30, 2001.

The increase in bank related expenses is primarily due to an increase of approximately $7.0 million and $12.9 million for the three months and nine months ended September 30, 2002 over the same periods in 2001, respectively, in salaries and employee benefits. These salary increases are the result of acquisitions completed during the current and previous year, additional branches opened, normal salary increases, additional incentive and production related compensation, and increased pension costs.

In order to improve the Company’s market presence, three of its regional headquarters were relocated in 2001. The Company also acquired 13 branches from Union Planters in October 2001, First Mercantile

Bank with five branches in March 2002 and completed the acquisition of Palm Beach National Holding Company with eight branches in September 2002. Primarily as a result of these efforts, occupancy and equipment expense for the three months and nine months ended September 30, 2002 increased $1.8 million and $3.4 million, respectively, when compared to the same periods in 2001.

Intangible asset amortization decreased $1.2 million and $3.6 million for the three months and nine months ended September 30, 2002, respectively, over the same periods in 2001 due primarily to the implementation of SFAS No. 142 discussed in Note I – Intangible Assets.

The remaining increases in other expense of $3.4 million and $5.1 million for the three months and nine months ended September 30, 2002 over the same periods in 2001, respectively, are the result of the aforementioned acquisitions, improvements to the data communications network, and other normal operating expense.

In July of 2001 Colonial launched the Eagle project. The objective of the Eagle project is to implement retail delivery solutions that should enhance our ability to produce sales, provide exceptional service and promote profitable customer relationships while gaining operational efficiencies. We began implementation of new retail delivery systems in September 2002 with additional Internet banking capabilities and an enhanced call center. This will be followed in 2003 with new branch service delivery and loan delivery systems.

PROVISION FOR INCOME TAXES:

BancGroup’s provision for income taxes is based on an approximate 34.5% and 36.0%, estimated annual effective tax rate for the years 2002 and 2001, respectively. The provision for income taxes for the three months ended September 30, 2002 and 2001 was $18.9 million and $17.5 million, respectively. The year to date provision for income taxes ended September 30, 2002 and 2001 was $55.9 million and $51.2 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.         Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect the disclosure controls and procedures since the date of the evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this Report.

Part II       Other Information

Item 1:	Legal Proceedings - See Note B - COMMITMENTS AND CONTINGENCIES AT PART 1

Item 2:	Changes in Securities and Use of Proceeds - N/A

Item 3:	Defaults Upon Senior Securities - N/A

Item 4:	Submission of Matters to a Vote of Security Holders – N/A

Item 5:

Other Information

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a certification of the Quarterly Report on Form 10-Q has been submitted to the Securities and Exchange Commission by each of the Chief Executive Officer and the Chief Financial Officer of BancGroup.

Item 6:	Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K – None

         (b)      Reports on Form 8-K

1.	Form 8-K – was furnished on October 15, 2002 as Regulation F-D Disclosure in regard to third quarter 2002 earnings.

2.	Form 8-K – was furnished on September 9, 2002 as Regulation F-D Disclosure in regard to presentations made by management to institutional investors.

3.	Form 8-K – was furnished on August 14, 2002 as Regulation F-D Disclosure in regard to correspondence transmitted to the Securities and Exchange Commission on August 14, 2002 in compliance with Section 906 of the Sarbanes-Oxley Act of 2002.

4.	Form 8-K – was furnished on July 16, 2002 as Regulation F-D Disclosure in regard to second quarter 2002 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.
Date: November 14, 2002	By:	/s/ SHEILA MOODY

Sheila Moody Its Chief Accounting Officer

CERTIFICATIONS*

         I, Flake Oakley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Colonial BancGroup, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:   October 14, 2002

/s/ W. Flake Oakley
W. Flake Oakley Chief Financial Officer

CERTIFICATIONS*

         I, Robert E. Lowder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Colonial BancGroup, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:   October 14, 2002

/s/ Robert E. Lowder
Robert E. Lowder Chief Executive Officer