Form 10-K
period 2002-12-31
COLONIAL BANCGROUP INC
filed 2003-03-10
CIK 92339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

7½% Convertible Subordinated Debentures, due 2011

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 20, 2003 based on the closing price of $11.40 per share for Common Stock was $1,410,977,065. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Shares of Common Stock outstanding at February 20, 2003 were 123,769,918.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of Definitive Proxy Statement for 2003 Annual Meeting as specifically referred to herein.	Part III

PART I

Item 1.    Business

General

The Registrant, The Colonial BancGroup, Inc. (“BancGroup”) is a Delaware corporation organized in 1974 as a bank holding company under the Bank Holding Act of 1956, as amended (the “BHCA”). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981. In 1997, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, BancGroup consolidated its banking subsidiaries located in Georgia, Florida and Tennessee into Colonial Bank, its banking subsidiary in Alabama. In 2000, pursuant to the Gramm-Leach-Bliley Financial Services Modernization Act (“Gramm-Leach”), BancGroup elected to become a financial holding company which allows it to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities.

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

Bank Subsidiary

As of December 31, 2002 Colonial Bank had a total of 269 branches, with 121 branches in Alabama, 103 branches in Florida, 22 branches in Georgia, nine branches in Texas, 11 branches in Nevada and three branches in Tennessee. Colonial Bank conducts a general commercial banking business in its respective service areas. Colonial Bank offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services, credit card and merchant services and financial planning services. Financial planning services include trust services, insurance sales and the sales of various types of investment products such as mutual funds, annuities, stocks, municipal bonds, U.S. government securities.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many issuers of commercial paper and other securities, which are not banks. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of, which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2002, Colonial Bank accounted for approximately 99.7% of BancGroup’s consolidated assets.

Nonbanking Subsidiaries

BancGroup has the following directly and wholly owned nonbanking subsidiaries that are currently active. Colonial Brokerage, Inc., a Delaware Corporation, provides full service and discount brokerage services and investment advice and became a member of the National Association of Securities Dealers (“NASD”) in September 2001. The Colonial BancGroup Building Corporation, an Alabama Corporation, was established primarily to own and lease certain buildings and land used by Colonial Bank. Colonial Capital II, a Delaware business trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup. Colonial Capital Trust III, a Delaware business trust, was formed in March 2002 and issued $100 million in trust preferred securities which are guaranteed by BancGroup. MBI Capital Trust was acquired in March 2002 as part of the acquisition of Mercantile BancCorp, Inc. and has $8 million in trust preferred securities outstanding. BancGroup acquired Great Florida Title, LLC, which operates as a title insurance agency, as part of the Manufacturer Bancshares, Inc. acquisition in October 2001.

In 2002, BancGroup acquired interests in several real estate developments located in the Atlanta metropolitan area of Georgia. Their names and BancGroup’s respective ownership percentages in each are as follows: CB Habersham, LLC—45%, Colonial Crabapple, LLC—60%, Eagle White Columns Development, LLC—24%, and CB Dogwood, LLC—45%.

Colonial Bank controls the following significant subsidiaries: CBG, Inc., a Nevada Corporation, owns certain trade names and trademarks which it licenses to BancGroup, Colonial Bank, Colonial Brokerage and their affiliates for use in their businesses. CBG Investments, Inc., a Nevada corporation, owns and manages investment securities. Colonial Investment Services, Inc., an Alabama corporation; Colonial Investments Services of Florida, Inc., a Florida corporation; Colonial Investment Services of Tennessee, Inc., a Tennessee corporation; Colonial Investment Services of Georgia, Inc., a Georgia corporation; and Colonial Investment Services of Nevada, Inc., a Nevada corporation, all offer various insurance products and annuities for sale to the public. Colonial Asset Management, Inc., an Alabama corporation, is an investment advisor registered under the Investment Advisors Act of 1940. Colonial Bank’s 72.43% ownership of Goldleaf Technologies, Inc., a Delaware corporation, which provides internet and ACH services to community banks. CBG Florida REIT Corp., a Florida corporation and Real Estate Investment Trust formed in 2002, owns and manages certain real estate loans. CBG Nevada Holding Corp., a Nevada corporation and wholly owned subsidiary of Colonial Bank, owns all of the common stock and in excess of 90% of the preferred stock of CBG Florida REIT Corp.

At December 31, 2002, BancGroup and its subsidiaries employed 3,883 persons. BancGroup’s principal offices are located at and its mailing address is: One Commerce Street, Suite 800, Montgomery, Alabama 36104. BancGroup’s telephone number at its principal offices is (334) 240-5000.

Available Information

BancGroup makes available, free of charge through its Internet website (www.colonialbank.com), the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material with the Securities and Exchange Commission.

Certain Regulatory Considerations

The following is a brief summary of the regulatory environment in which BancGroup and Colonial Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those federal and state statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to BancGroup and Colonial Bank can affect the operating environment in substantial and unpredictable ways. BancGroup cannot accurately predict whether legislation will ultimately be enacted, and if enacted the ultimate effect that implementing regulations would have on BancGroup or its subsidiaries’ financial condition or results of operations.

BancGroup is a registered financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, it is subject to the BHCA and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

Colonial Bank, an Alabama state-chartered bank that is a member of the Federal Reserve System, is subject to supervision and examination by the Federal Reserve and the Alabama State Banking Department (the “Department”). The deposits of Colonial Bank are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of Colonial Bank. Both the Federal Reserve and the Department have jurisdiction over a number of the same matters, including lending decisions and mergers. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met.

Mergers, Acquisitions and Changes in Control

One limitation under the BHCA and the Federal Reserve’s regulations requires that BancGroup obtain prior approval of the Federal Reserve before BancGroup acquires, directly or indirectly, more than 5% of any class of voting securities of another bank. Prior approval also must be obtained before BancGroup acquires all or substantially all of the assets of another bank, or before it merges or consolidates with another bank holding company. Because BancGroup is a registered bank holding company, persons seeking to acquire 25% or more of any class of its voting securities must receive the approval of the Federal Reserve. Similarly, under certain circumstances, persons seeking to acquire between 5% and 25% also may be required to obtain prior Federal Reserve approval.

In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This legislation, among other things, amended the BHCA to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that bank holding company’s home state regardless of state law prohibitions. This legislation became effective on September 29, 1995. In addition, this legislation also amended the Federal Deposit Insurance Act to permit, beginning on June 1, 1997 (or earlier where state legislatures provided express authorization), the merger of insured banks with banks in other states, subject to certain limitations.

FDIC Improvement Act

As a result of enactment in 1991 of the FDIC Improvement Act (the “FDICIA”), banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including compensation standards, loan underwriting standards, asset growth, and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place an institution into receivership.

Consumer Protection Laws

There are a number of laws that govern the relationship between Colonial Bank and its customers. For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate-income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict Colonial Bank’s relationships with its customers.

Gramm-Leach

In 1999, Gramm-Leach was signed into law and it became effective on March 11, 2000. The primary purpose of Gramm-Leach was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, Gramm-Leach

(1) repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (2) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies, (4) provided an enhanced framework for protecting the privacy of consumers’ information, (5) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (6) modified the laws governing the implementation of the Community Reinvestment Act, and (7) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

More specifically, under Gramm-Leach, bank holding companies, such as BancGroup, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements. BancGroup became a financial holding company on May 12, 2000.

No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under Gramm-Leach. Activities cited by Gramm-Leach as being financial in nature include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve has determined to be closely related to banking.

Other Subsidiary Regulation

Certain subsidiaries of Colonial Bank currently sell insurance products in Alabama, Georgia, Florida, Tennessee, Texas, and Nevada. The sale of insurance products is conducted in Colonial Bank branches, but, in accordance with applicable law, is segregated from banking activities. Those states where products are currently being sold allow the sale of insurance products by bank subsidiaries, subject to regulation by each state’s Department of Insurance and/or each state’s Banking Department. The extent of regulation varies materially from state to state. However, the enactment of Gramm-Leach requires all states to allow the sale of insurance by financial institutions.

As part of its acquisition of Manufacturers Bancshares, Inc. in 2001, BancGroup acquired Great Florida Title, LLC, which operates as a title insurance agency in Tampa, Florida. It is regulated by the Florida Department of Insurance.

Colonial Asset Management, Inc., a Colonial Bank subsidiary, is a registered investment adviser under the Investment Advisers Act of 1940. It is regulated by the Securities and Exchange Commission (SEC).

Colonial Brokerage, Inc., a BancGroup subsidiary, became a member of the National Association of Securities Dealers (NASD) in September 2001 and operates as a securities broker dealer. It is regulated by the SEC and NASD.

Pursuant to authority granted in Gramm-Leach, during 2002, BancGroup made a number of merchant banking investments in limited liability companies located in Georgia that engage in real estate development. Due to the amount of equity owned by BancGroup, each is considered a subsidiary of BancGroup and an affiliate of Colonial Bank for purposes of Sections 23A and 23B of the Federal Reserve Act. These subsidiaries of BancGroup include CB Habersham, LLC, CB Dogwood, LLC, Colonial Crabapple, LLC and Eagle White Columns Development, LLC.

Privacy Laws

In 2000, the federal banking regulators issued final regulations implementing certain provisions of Gramm-Leach governing the privacy of consumer financial information. The regulations, which were effective November 13, 2000 but were not mandatory until July 1, 2001, limit the disclosure by financial institutions such as BancGroup and Colonial Bank of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions, affiliates and nonaffiliated third parties. More specifically, the regulations require financial institutions to i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to affiliates and nonaffiliated third parties; ii) provide annual notices of their privacy policies to their current customers; and iii) provide a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The effective date of these regulations was July 1, 2001. The regulations, applicable to state member banks, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries or affiliates, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to ensure the security and confidentiality of customer records and information; protect against any anticipated threats or hazards to the security or integrity of such records; and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Safety and Soundness Standards

Pursuant to FDICIA, the federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as Colonial Bank. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails to implement an accepted plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, and requiring an increase in the institution’s ratio of tangible equity to assets.

Payment of Dividends and Other Restrictions

BancGroup is a legal entity separate and distinct from its subsidiaries, including Colonial Bank. There are various legal and regulatory limitations on the extent to which BancGroup’s subsidiaries can, among other things, finance, or otherwise supply funds to, BancGroup. Specifically, dividends from Colonial Bank are the principal source of BancGroup’s cash funds and there are certain legal restrictions under federal and state law on the payment of dividends by banks. The relevant regulatory agencies also have authority to prohibit BancGroup and Colonial Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of BancGroup and Colonial Bank, be deemed to constitute such an unsafe or unsound practice.

In addition, Colonial Bank and its subsidiaries are subject to limitations under Sections 23A and 23B of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its subsidiaries other than Colonial Bank. Furthermore, loans and extensions of credit are also subject to various collateral requirements. On October 31, 2002, the Federal Reserve adopted Regulation W, which combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W becomes effective on April 1, 2003.

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2002, BancGroup’s total risk-based capital ratio was 10.93%, including 7.76% of Tier 1 capital. The minimum required leverage capital ratio (Tier 1 capital to average total assets) is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2002, BancGroup’s leverage capital ratio was 6.50%. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities.

Regarding depository institutions, federal banking statutes establish five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2002, Colonial Bank was “well capitalized” under the regulatory framework for prompt corrective action.

An undercapitalized depository institution is subject to restrictions in a number of areas, including capital distributions, payments of management fees and expansion. In addition, an undercapitalized depository institution is required to submit a capital restoration plan. A depository institution’s holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount needed to restore the capital of the institution to the levels required for the institution to be classified as adequately capitalized at the time the institution fails to comply with the plan. A depository institution is treated as if it is significantly undercapitalized if it fails in any material respect to implement a capital restoration plan.

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

FDIC Insurance Assessments

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the BIF and the SAIF. Colonial Bank’s deposit accounts are insured by the FDIC under the BIF to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all BIF-member institutions.

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes (well capitalized, adequately capitalized and undercapitalized). These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance funds ratio of reserves to insured deposits at 1.25%. During 2002 and for the first semiannual assessment period of 2003, assessment rates for BIF-insured institutions ranged from 0 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 27 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. The assessment rate schedule is subject to change by the FDIC and, accordingly, the assessment rate could increase or decrease in the future.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (“FICO”) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2002 was 1.75 cents per $100 of assessable deposits for BIF-insured deposits. For the first quarter of 2003, the FICO assessment rate for such deposits will be 1.68 cents per $100 of assessable deposits.

The Bank’s FICO assessment expense for the year ended December 31, 2002 equaled $1,456,000.

It should be noted that supervision, regulation, and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See “Selected Financial Data and Selected Quarterly Financial Data 2002-2001” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 2.    Properties

BancGroup leases its executive offices in Montgomery, Alabama, operations centers in Birmingham, Alabama and Orlando, Florida and maintains regional executive offices in Alabama, Florida, Georgia, Nevada, and Texas.

As of December 31, 2002, Colonial Bank owned 193 and leased 76 of its full-service banking offices. See Notes to the Consolidated Financial Statements included herein.

Item 3.    Legal Proceedings

In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.    Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” This trading commenced on February 24, 1995. As of February 20, 2003, BancGroup had outstanding 123,769,918 shares of Common Stock, with 9,684 registered shareholders.

The following table indicated the high and low closing prices for and dividends paid on Common Stock during 2002 and 2001.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2002
1st Quarter	$15.19	$13.47	$.13
2nd Quarter	16.11	14.41	.13
3rd Quarter	14.65	12.03	.13
4th Quarter	12.85	11.01	.13

2001
1st Quarter	13.12	10.75	.12
2nd Quarter	14.75	12.05	.12
3rd Quarter	14.94	12.02	.12
4th Quarter	14.98	12.07	.12

BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends are described herein. See “Payments of Dividends and Other Restrictions”.

Equity Compensation Plans

The following table summarizes BancGroup’s equity compensation plans as of December 31, 2002:

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by the shareholders	3,799,745	$11.6753	8,673,050
Equity Compensation Plans not approved by the shareholders	—	—	—

TOTALS	3,799,745	$11.6753	8,673,050

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Income
Interest income	$783,431	$902,167	$918,076	$766,038	$676,456
Interest expense	322,261	480,238	517,754	384,891	339,765

Net interest income	461,170	421,929	400,322	381,147	336,691
Provision for loan losses	35,980	39,573	29,775	29,177	27,511

Net interest income after provision for loan losses	425,190	382,356	370,547	351,970	309,180
Noninterest income	102,332	93,709	77,885	75,341	60,243
Noninterest expense(1)	312,779	284,168	258,691	239,915	264,057

Income from continuing operations before income taxes	214,743	191,897	189,741	187,396	105,366
Applicable income taxes	73,872	69,181	69,556	69,360	38,527

Income from continuing operations	140,871	122,716	120,185	118,036	66,839

Discontinued Operations:(3)
Income/(Loss) from discontinued operations, net of income taxes of ($445), ($371), ($450), $2,134, and ($6,384) for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively	(846)	(613)	(743)	3,527	(10,448)
Loss on disposal of discontinued operations (net of income tax benefit of ($2,616))	—	—	(4,322)	—	—

Net Income	$140,025	$122,103	$115,120	$121,563	$56,391

Exclude (net of tax):
Discontinued operations	846	613	5,065	(3,527)	10,448
Merger related expenses(2)	572	3,012	—	888	14,644
Gain on the sale of branches and a nonrecurring gain	—	—	—	(6,405)	—
Y2K expenses	—	—	—	353	2,875

Income from continuing operations excluding merger related and certain other nonrecurring items(2)(3)(4)	$141,443	$125,728	$120,185	$112,872	$84,358

Earnings Per Common Share:
Income from continuing operations:(3)
Basic	$1.18	$1.07	$1.05	$1.02	$0.59
Diluted	1.17	1.06	1.04	1.01	0.58

Average shares outstanding:
Basic	119,583	114,811	114,760	115,579	113,905
Diluted	120,648	115,881	115,653	117,393	116,547
Cash dividends per common share	$0.52	$0.48	$0.44	$0.38	$0.34

(1)	Included in noninterest expense are merger related and Y2K expenses of $.87 million, $3.0 million, $0, $1.9 million and $26.2 million for fiscal years ended 2002, 2001, 2000, 1999 and 1998, respectively.
(2)	Merger related expenses include costs associated with various business combinations and restructuring charges.
(3)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(4)	Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup’s results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. Our definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.

	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Condition Data At year end:
Total assets	$15,822,355	$13,185,103	$11,999,621	$11,097,823	$10,621,238
Loans, net of unearned income	11,692,430	10,367,665	9,642,954	8,419,225	7,235,057
Mortgage loans held for sale	347,101	35,453	9,866	33,150	692,042
Deposits	9,319,735	8,322,979	8,355,849	8,172,810	7,585,991
Long-term debt	1,998,534	1,786,140	862,247	911,071	746,447
Shareholders’ equity	1,071,436	864,774	775,100	711,625	653,552

Average balances:
Total assets	13,813,457	12,592,300	11,591,168	10,788,691	9,347,401
Interest-earning assets	12,935,389	11,881,184	10,723,803	9,793,524	8,442,520
Loans, net of unearned income	10,520,771	10,119,185	9,030,529	7,771,884	6,561,770
Mortgage loans held for sale	89,566	22,941	14,711	341,692	407,672
Deposits	8,688,029	8,432,980	8,252,352	7,747,414	6,879,821
Shareholders’ equity	972,653	826,081	727,495	688,474	655,304
Book value per share	8.66	7.50	6.93	6.26	5.82
Tangible book value per share	6.58	6.52	6.26	5.56	5.06

Selected Ratios
Income from continuing operations to:
Average assets	1.02%	0.97%	1.04%	1.09%	0.72%
Average shareholders’ equity	14.48	14.86	16.52	17.14	10.20
Income from continuing operations excluding merger related and certain other nonrecurring items to:(1)(2)(3)
Average assets	1.02	1.00	1.04	1.05	0.90
Average shareholders’ equity	14.54	15.22	16.52	16.39	12.87
Efficiency ratio from continuing operations excluding merger related and certain other nonrecurring items(1)(2)(3)	55.64	55.03	53.85	52.92	53.35
Dividend payout ratio	44.44	45.28	44.00	36.19	68.00
Average equity to average total assets	7.04	6.56	6.28	6.38	7.01
Total nonperforming assets to net loans, other real estate and repossessions(4)	0.78	0.64	0.53	0.54	0.59
Net charge-offs to average loans	0.29	0.28	0.21	0.22	0.26
Allowance for loan losses to total loans (net of unearned income)	1.16	1.18	1.14	1.18	1.18
Allowance for loan losses to nonperforming loans(4)	191%	239%	258%	275%	248%

(1)	Merger related expenses include external costs associated with various business combinations and restructuring charges.
(2)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(3)	Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup’s results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. Our definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.
(4)	Non-performing loans and nonperforming assets are shown as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nonperforming Assets.

Selected Quarterly Financial Data 2002-2001

	2002				2001
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$200,170	$198,369	$195,096	$189,796	$207,937	$221,041	$232,886	$240,303
Interest expense	80,630	82,490	79,001	80,140	98,597	115,972	127,969	137,700

Net interest income	119,540	115,879	116,095	109,656	109,340	105,069	104,917	102,603
Provision for loan losses	11,203	6,803	8,496	9,478	14,730	7,901	7,478	9,464

Net interest income after provision for loan loss	108,337	109,076	107,599	100,178	94,610	97,168	97,439	93,139
Income from continuing operations	34,802	35,835	36,056	34,178	31,919	31,067	30,534	29,196
Discontinued operations(1)	(141)	(705)	—	—	—	(613)	—	—

Net Income (loss)	$34,661	$35,130	$36,056	$34,178	$31,919	$30,454	$30,534	$29,196

Earnings Per Share:
Income from continuing operations:(1)
Basic	$.28	$.30	$.30	$.30	$.28	$.27	$.27	$.26
Diluted	$.28	$.30	$.30	$.29	$.28	$.26	$.26	$.25
Net Income
Basic	$.28	$.29	$.30	$.30	$.28	$.27	$.27	$.26
Diluted	$.28	$.29	$.30	$.29	$.28	$.26	$.26	$.25

(1)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the following pages. The principal purpose of this review is to provide the reader of the attached financial statements and accompanying footnotes with a detailed analysis of the financial results of The Colonial BancGroup, Inc. and subsidiaries (for the purposes of this Item 7, “BancGroup”, “Colonial”, or the “Company”). Among other things, this discussion provides commentary on BancGroup’s critical accounting policies, strategy, history, operating philosophies, the components of net interest margin and balance sheet strength as measured by the quality of assets, the composition of the loan portfolio and capital adequacy.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

Our annual report to our stockholders and our Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and the institutions acquired are greater than expected;

•	mobility of BancGroup to realize elements of its strategic plans for 2003 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

Many of these factors are beyond our control. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of BancGroup. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. BancGroup undertakes no obligation to update or revise any forward-looking statements. For a discussion of factors that could cause our actual results to differ, please see the discussions in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

BancGroup’s significant accounting policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Accounting for Acquisitions, Accounting for Allowance for Loan Losses, and Accounting for Income Taxes.

Accounting for Acquisitions.    BancGroup’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BancGroup’s acquisition strategy has historically utilized the pooling-of-interest and purchase business combination methods of accounting. Effective July 1, 2001, BancGroup adopted SFAS No. 141, Business Combinations, which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BancGroup is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. These tests, based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles, also contain estimates such as discount rate and time periods in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

Accounting for Allowance for Loan Losses.    Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation of the allowance. Further discussion regarding BancGroup’s accounting for allowance for loan losses is included at Note 1 to the consolidated financial statements.

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

FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

See Note 1, “Summary of Significant Accounting and Reporting Policies”, in the notes to the consolidated financial statements.

STRATEGY

Through acquisitions and internal growth Colonial has grown from a bank with $166 million in assets in 1981 to become one of the top 50 banks in asset size in the nation with $15.8 billion in assets and 269 branch sales offices operating in six states.

Management expects to continue expanding by adding branches in existing markets and through selective acquisitions.

Foundation.    Colonial’s foundation is built upon a community banking philosophy that encourages and supports local responsibility for customer relationships and creates an atmosphere that nurtures and personalizes those relationships. We refer to this strategy as “financial strength in local hands”. This operating philosophy has been important in developing a strong customer base, particularly with respect to lending relationships, retaining skilled and highly motivated local management teams, involving local boards of directors and in making acquisitions. Colonial’s community banking philosophy requires a fundamental understanding of the marketplace it serves and the very best in customer service.

Colonial constructed its foundation upon a strong lending strategy. Attention to creating personal relationships with quality borrowers, while maintaining sound and conservative underwriting standards, is the backbone of our philosophy, and has allowed Colonial to effectively manage its asset quality throughout its history. Local expertise with established customer relationships combined with independent oversight of credit decisions and conservative underwriting standards is a proven approach to the maintenance of high asset quality. The Company has established regional bank loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise, while Colonial provides independent oversight through senior management participation in the state loan committees and senior credit administration review of large credits prior to approval in addition to its regular review of other credits. This process, which includes regional directors and management, allows Colonial to stay on top of local market trends. Maintaining high asset quality will always be a primary focus. Colonial’s asset quality is demonstrated by its charge-off history and nonperforming asset levels, which for the past ten years have been among the lowest for southeastern regional banks. Nonperforming assets as a percentage of loans and other real estate were 0.78 % at December 31, 2002. Net charge-offs were 0.29% of average loans in 2002 and 0.28% in 2001, which compares favorably to the southern regional banks as defined by Sandler O’Neill and Partners, which were 0.59% in 2002 and 0.41 % in 2001, respectively.

Colonial emphasizes loan, deposit and noninterest income growth in each market area of the 11 regional banks. Because markets and communities differ widely, as well as individual circumstances, customers require different answers and solutions to their financial needs. We believe customers appreciate the knowledge of their needs and the local environment that our bank officers can provide. Colonial’s structure of local customer relationship responsibility supported by centralized operations gives our local banks decision making capability and an operational structure to service the customer in a cost effective and efficient manner. Using this strategy to meet the needs of retail and commercial banking customers in each market has proven successful as evidenced by our growth in loans, deposits and noninterest income.

Growth.    Colonial remains committed to a strategy of building a solid franchise in growth markets. Colonial’s growth market expansion has been concentrated in Florida, Georgia, Texas and Nevada. According to the Census Bureau, these areas represent four of the five fastest growing states in the country as measured by population growth from July 2001 to July 2002. As of December 31, 2002, Colonial has a well-established presence in these areas as reflected in the following table.

	Total Assets ($000)	% of Total Assets	Number of Branches
Florida:
Central FL (Orlando)	$1,624,919		45
South FL (Miami, Ft. Lauderdale, West Palm Beach)	2,173,508		26
Bay Area (Tampa, St. Petersburg)	838,983		18
Southwest FL (Naples, Ft. Myers)	480,737		14
Mortgage Warehouse Lending (Orlando)	1,775,326		—

Total Florida	6,893,473	44%	103
Georgia (Atlanta, Macon, Columbus)	1,171,422	8%	22
Texas (Dallas, Austin)	855,543	6%	9
Nevada (Las Vegas, Reno)	498,267	4%	11

Colonial continues its expansion by selectively filling in these high growth markets through strategic placement of new branch locations and branch or bank acquisitions that increase our ability to provide customer service in the market. In addition to six new branch openings in 2002, Colonial also completed the acquisition of a community bank headquartered in Dallas, Texas with five branches in March 2002, and a community bank headquartered in Palm Beach, Florida with eight branches in September 2002. Management plans to continue assessing acquisition opportunities when presented.

Due to the success of our growth strategies, Colonial’s geographic mix of loans and deposits has significantly changed over the past six years. The following tables illustrate the loan and deposit contribution of each state and reflect the significant impact of the high growth markets.

	% to Total At December 31,
	2002	1996
Loans by state:
Florida	50%	5%
Alabama	27	84
Georgia	11	11
Texas	8	—
Nevada	4	—

	100%	100%

	% to Total At December 31,
	2002	1996
Regional bank deposits by state:
Florida	46%	8%
Alabama	38	82
Georgia	7	10
Texas	5	—
Nevada	4	—

	100%	100%

Internal loan growth from Georgia, Florida, Texas and Nevada, was 14% for 2002 and 10% for 2001, while core deposits from these areas grew 10% in 2002 and 12% in 2001.

The keys to Colonial’s retail banking initiatives are sales, service and relationships. Colonial’s retail banking strategy is based on a top-down sales management approach that establishes specific goals to enhance profit and growth by deepening customer relationships. We have successfully converted all branches into sales offices by redefining branch personnel roles and responsibilities to align our organization for more efficient sales management. We continue our proactive sales and service culture by enhancing SCORE (Selling Customer on Relationships Effectively), our ongoing retail banking sales and relationship-building training program. Management continues to enhance a branch incentive plan to focus on noninterest income and core deposit growth. We believe that all of these efforts have contributed to the continual improvement of cross-sell ratios resulting in growth in loans, deposits and noninterest income. In 2002 we exceeded our cross-sell ratio goal, selling more products to existing customers. We are raising that goal in 2003 with expectations to continue our momentum. Management expects our established franchise, especially in the higher growth markets, to provide plenty of untapped opportunities for growth through the sale of additional products and services to existing customers.

Products and services.    Colonial’s goal is to be every customer’s number-one provider of financial services—from traditional deposit products, investment products, consumer, commercial, mortgage loans, to financial planning, insurance, cash management, electronic banking, credit card and merchant services. Colonial Bank expects to realize growth opportunities in its markets by acquiring new customers and through deepening customer relationships with existing customers.

Colonial’s asset/liability and product and services management teams provide regional bank management with the resources to remain competitive in their market areas by identifying and implementing products and services with attractive pricing.

Because of the location of our markets and the types of customers we serve, we expect financial planning products and services to play a major role in our future growth. Income from financial planning services increased 27% from 2001 to 2002, while maintaining a 35% gross margin. Through Colonial’s investment services, we offer discount brokerage, investment sales, asset management, trust services and insurance including term, universal, whole life and long-term care.

Colonial has made efforts to facilitate our competitive stance in the brokerage, trust, insurance and asset management markets. Colonial Brokerage, Inc., a member of the NASD, was established in 2001. This allowed Colonial to offer additional brokerage products to better serve our customers. Along with our Trust Department, we have partnered with highly respected trust companies to provide additional trust services to our customers. In 2002, we also partnered with a leading insurance annuity provider to offer our own proprietary annuity. Together with these efforts, and to ensure that our product offerings remain competitive, the Company’s financial planning group plans to advance to another level in 2003 through the development and coordination of its products and sales programs.

Colonial plans to ensure that all products and services are among the most competitive in our markets. As we expand our offerings throughout the six states that currently form our principal market areas, it is our objective that our customers, regardless of where they live, recognize the Colonial brand as a symbol of trustworthiness and service-mindedness. It is our goal that the power of our brand plainly invites and encourages customers to choose us for their banking and investment needs.

Support.    By centralizing many operational functions such as loan and deposit operations and customer and branch support, the local banking officers have been allowed to concentrate on the customer and service his or her needs. Centralized operations provide an advantage in servicing the customer base across our enterprise by providing continuity and efficiency.

Tools.    Colonial continues to enhance the tools available to our employees to further our sales culture, improve customer service and enhance operational efficiencies. Colonial’s new retail delivery solution is expected to be fully implemented by the end of 2003.

Colonial began the Eagle project in 2001. The objective of Eagle is to upgrade the Company’s automated retail delivery solution so that we may better produce sales, provide exceptional service and promote profitable customer relationships while gaining operational efficiencies. Eagle epitomizes our philosophy that banking is a people business. We recognize that while investing in technology is important, it matters most how you deploy that technology to better enable our people to serve our customers. We implemented phase one during 2002, including a new Internet banking product and enhanced call center delivery system. During 2003 we expect to implement new branch service and loan delivery systems. Some anticipated advantages of the new retail delivery solution are: robust sales features with automatic product suggestions and sales prompts, automated referrals, automated workflow of many manual processes and improved sales incentive plan and compliance reporting. Eagle combines advances in technology with the reengineering of processes to eliminate nonvalue added procedures while improving customer service through enhanced product and service delivery.

A future investment in technology is an anticipated imaging project with conversion planned for 2004-2005. Imaging, which is internet enabled, is expected to provide process improvement opportunities and cost containment while improving customer service.

Value.    We believe that continued implementation of our strategy offers the best opportunity to increase shareholder value. We are established in fast-growing, economically vibrant markets. We expect to deepen our market coverage internally by benefiting from the population growth in these markets, by distinguishing ourselves from our competition through excellent customer service and by providing new products. Since these are growing markets, we believe we have the ability to establish a strong customer base by continuing our successful community banking strategy. This strategy consists of providing strong lending expertise in the local markets, accompanied by competitive deposit and loan products and other financial services such as financial planning services, cash management and electronic banking. By focusing on sales and customer service, these locally developed and maintained customer relationships should continue to grow.

Colonial cannot guarantee its success in implementing the initiatives or reaching the goals outlined in this discussion. The following analysis of financial condition and results of operations provides details with respect to this summary material and identifies trends concerning the initiatives taken in and prior to 2002.

BUSINESS COMBINATIONS

BancGroup continued its expansion into high growth areas by selectively filling in existing markets with two acquisitions in 2002.

In March 2002, BancGroup acquired Mercantile Bancorp, Inc. (“Mercantile”) and its wholly owned subsidiary bank, First Mercantile Bank, N.A. (“Mercantile Bank”). Mercantile Bank operated four branch offices in Dallas, Texas and one in Austin, Texas. At the time of acquisition, Mercantile had $354 million in assets, $282 million in loans and mortgage loans held for sale, and $302 million in deposits. BancGroup issued 4,652,809 shares of its common stock to shareholders of Mercantile.

In September 2002, BancGroup acquired Palm Beach National Holding Company (“Palm Beach”) and its wholly owned subsidiary, Palm Beach National Bank & Trust Company (“PBN Bank”). Palm Beach operated eight branch offices in Palm Beach County, Florida. At the time of acquisition, Palm Beach had approximately $355 million in assets, $285 million in loans, and $315 million in deposits. BancGroup issued 6,118,967 shares of its common stock to shareholders of Palm Beach.

REVIEW OF RESULTS OF OPERATIONS

Overview

BancGroup’s primary line of business is commercial banking through its wholly owned subsidiary Colonial Bank. The following summary of BancGroup’s results of operations discusses the related impact of this line of business on the earnings of the Company.

Line of Business Results

	Continuing Operations			Discontinued Operations Mortgage Banking(1)	Consolidated BancGroup
	Commercial Banking	Corporate/ Other*	Total
	(In thousands)
Year Ended December 31, 2002
Net interest income	$469,417	$(8,247)	$461,170		$461,170
Provision for loan losses	35,980	—	35,980		35,980
Noninterest income	102,047	285	102,332		102,332
Amortization and depreciation	27,299	281	27,580		27,580
Noninterest expense	280,072	5,127	285,199		285,199

Income from continuing operations before income taxes	228,113	(13,370)	214,743		214,743
Income taxes	77,080	(3,208)	73,872		73,872

Income from continuing operations	151,033	(10,162)	140,871		140,871
Loss from discontinued operations (net of taxes)	—	—	—	$(846)	(846)

Net Income (loss)	$151,033	$(10,162)	$140,871	$(846)	$140,025

Year Ended December 31, 2001
Net interest income	$429,350	$(7,421)	$421,929		$421,929
Provision for loan losses	39,573	—	39,573		39,573
Noninterest income	93,739	(30)	93,709		93,709
Amortization and depreciation	32,825	(439)	32,386		32,386
Noninterest expense	245,724	6,058	251,782		251,782

Income from continuing operations before income taxes	204,967	(13,070)	191,897		191,897
Income taxes	72,639	(3,458)	69,181		69,181

Income from continuing operations	132,328	(9,612)	122,716		122,716
Loss from discontinued operations (net of taxes)	—	—	—	$(613)	(613)

Net Income (loss)	$132,328	$(9,612)	$122,716	$(613)	$122,103

Year Ended December 31, 2000
Net interest income	$407,343	$(7,021)	$400,322		$400,322
Provision for loan losses	29,775	—	29,775		29,775
Noninterest income	77,849	36	77,885		77,885
Amortization and depreciation	31,483	(418)	31,065		31,065
Noninterest expense	223,325	4,301	227,626		227,626

Income from continuing operations before income taxes	200,609	(10,868)	189,741		189,741
Income taxes	72,420	(2,864)	69,556		69,556

Income from continuing operations	128,189	(8,004)	120,185		120,185

Loss from discontinued operations and loss on disposal (net of taxes)	—	—	—	$(5,065)	(5,065)

Net Income (loss)	$128,189	$(8,004)	$120,185	$(5,065)	$115,120

*	Includes elimination of certain intercompany transactions.
(1)	In December 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

The most significant factors affecting income for 2002, 2001 and 2000 are highlighted below and discussed in greater detail in subsequent sections. All results discussed are in reference to continuing operations, unless otherwise noted.

•	An increase of 8.9% in average earning assets in 2002. This follows an increase of 10.8% in 2001 and 9.5% in 2000.

•	Additional rate declines in 2002 following rapid and significant declines in 2001.

•	Loan growth of 12.8% from December 31, 2001 to December 31, 2002, following an increase of 7.5% from December 31, 2000 to December 31, 2001.

•	An increase in the average securities portfolio of $587 million or 35%.

•	Average non-time retail deposit growth was 17% from 2001 to 2002 and 12% from 2000 to 2001.

•	Average total borrowings to average total assets was 29% for 2002, 26% for 2001 and 22% for 2000.

•	Net interest margin was 3.58% in 2002, 3.57% in 2001 and 3.76% in 2000.

•	Maintenance of high asset quality and reserve coverage ratios. Net charge-offs were $30.8 million or 0.29% of average net loans in 2002 and $28.7 million or 0.28% of average net loans in 2001.

•	An increase of $11.6 million or 13.7% and $7.7 million or 10% in non-interest income in 2002 and 2001, respectively (excluding gain on sale of securities).

•	Non-interest expense, excluding merger related expenses, as a percentage of average assets was 2.26% in 2002 as compared to 2.23% for the prior year.

•	The acquisitions of Mercantile Bancorp, Inc. and Palm Beach National Holding Company in 2002. The details of these acquisitions are included at Note 2 to the consolidated financial statements.

•	In 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations.

NET INTEREST INCOME:

Net interest income is the difference between interest and fees earned on loans, securities and other interest earning assets and interest paid on deposits and borrowed funds (interest expense). Three-year comparisons of net interest income in dollars and yields on a tax equivalent basis are reflected on the average volume and rates table. The schedule presented is on a consolidated basis that includes the now discontinued mortgage operations in 2000. Net interest income on a tax equivalent basis increased 9% or $39.4 million to $464.1 million for the year ended December 31, 2002 from $424.7 million for the year ended December 31, 2001. The principal factors affecting the Company’s yields and net interest income are changes in the levels of interest rates and changes in the level and mix of earning assets and interest bearing liabilities. Details of the impact of these factors are discussed on the following pages.

Level of Interest Rates

Over the course of 2002, rates and yields on the balance sheet adjusted to the rapid and significant rate declines that occurred in 2001 and additional declines in 2002. Short-term rates were stable throughout 2002 until the Federal Reserve lowered the targeted Fed Funds rate 0.50% to a 40-year low of 1.25% on November 6, 2002. However longer term market rates, particularly 30-year mortgage rates, dropped dramatically over the course of the year from above 7.00% in March to record low rates staying below 6.25% throughout the last four months of the year. The declines in mortgage rates fueled growth in mortgage warehouse lending and mortgage loan production, but also increased prepayments in the existing portfolio of mortgage loans and mortgage backed securities. The November 2002 drop in short-term rates as well as the drop in prime rate resulted in repricing of the floating rate loan portfolio. Short-term borrowings fell immediately with the November 2002 rate cut of 50 basis points. However, rates on interest bearing deposits and savings accounts were not lowered a full 50 basis points due to its already low rate levels. Time deposits should continue to reprice lower resulting in additional declines in rates over the next few quarters.

Earning Assets

One of the most significant factors in the Company’s increase in income has been the 8.9%, 10.8% and 9.5% increases in average interest-earning assets in 2002, 2001, and 2000, respectively. As a result of the changes in rates and economic uncertainty in the market, the mix in earning assets changed from 2001 to 2002, with a large part of the growth coming from the securities portfolio. The remaining increase came from growth in the mortgage warehouse lending division as well as other loan growth. Earning assets as a percentage of total average assets was 93.6%, 94.4% and 92.5% in 2002, 2001 and 2000, respectively.

Loans.    Loans grew $1,325 million or 12.8% from December 31, 2001 to December 31, 2002 and resulted in an increase in average loans of 4% for 2002 following a 12% increase in 2001. This increase includes $567 million related to the two acquisitions completed in 2002.

Additionally, there was a shift in the composition of the loan portfolio. While the mortgage warehouse lending portfolio increased $477 million to 15.1% of the total loan portfolio at December 31, 2002 from 12.4% at December 31, 2001, residential real estate loans decreased $5 million to 16.6% of the total loan portfolio compared to 18.7% for the same periods. Residential real estate loans are predominantly adjustable rate first mortgages that have a low level of credit risk and accordingly have lower yields than other types of loans. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates but sells in the secondary market.

Mortgage warehouse lending is a self-contained lending division that funds mortgage loans held for sale in the secondary market by various independent mortgage companies. The record low mortgage rates available in 2002 resulted in large increases in loans for this division. The large increase ($477 million) resulted in a 34% increase in the average loan balance for 2002. This growth was a primary driver for the increases in net interest income in 2002, yet the average rates on this portfolio of 5.75% in 2001 to 4.14% in 2002 negatively impact the net interest margin.

The average rate on the total loan portfolio was 6.33% for 2002, compared to 7.84% for 2001 and 8.94% for 2000, a decline of 151 basis points from 2001 to 2002 and 110 basis points from 2000 to 2001. This drop was due to the full adjustment of the portfolio to the rapid and large rate declines of 2001 and the previously discussed changes in the mix of the portfolio.

Mortgage loans held for sale.    Mortgage loans held for sale represent single family residential mortgage loans originated or acquired as short-term participations in pools of mortgage loans. It is the Company’s policy to enter into forward sales commitments at the same time these mortgage loans are originated or acquired. The level and direction of long-term interest rates have a dramatic impact on the volume of mortgage loan originations from new construction and refinances. As a result of decreasing mortgage interest rates, average mortgage loans held for sale increased to $89.6 million in 2002 from $22.9 million in 2001 and $14.7 million in 2000.

Securities.    The average securities portfolio increased to $2,270 million in 2002 from $1,683 million in 2001 and $1,632 million in 2000. This increase was the result of an effort to maintain earnings growth during a period of slow loan growth. Selectively purchasing 3-5 year average life securities has enabled BancGroup to take advantage of attractive interest rate spreads to short-term funding costs. The average yield declined to 5.04% in 2002 from 6.43% and 6.71% in 2001 and 2000, respectively. This decline was due in part to low mortgage rates that accelerated prepayments in the mortgage-backed investment portfolio and increased the premium amortization recognition for these investments. Additionally, $600 million in new volumes and the accelerated repayments were invested in lower yielding securities adding downward pressure on the securities yield in 2002.

Noninterest Earning Assets

Average noninterest earning assets increased $167.0 million from 2001 to 2002. This increase in average was primarily due to premises, equipment, goodwill and other intangibles related to acquisitions. The decrease in average of $156 million from 2000 to 2001 was primarily a result of the discontinuance of the mortgage servicing operation in 2000.

Interest Bearing Liabilities

The average cost of funds decreased 176 basis points to 2.85% in 2002, compared to 4.61% in 2001 and 5.48% in 2000. The lower average cost of funds in 2002 and 2001 was primarily the result of continued repricing of deposits and other borrowings as a result of the previously discussed drop in rates and a change in mix of interest bearing liabilities from CDs (certificates of deposit) to short-term borrowings and lower cost deposits. BancGroup funds loan growth primarily with customer deposits.

Interest bearing deposits.    Average retail non-time interest bearing deposits grew 18% in 2002, 3% excluding acquisitions and 11% in 2001. This growth was primarily the result of efforts to emphasize relationship deposit growth and the impact of lower rates on other deposit products. As there was decreased emphasis in 2002 on higher cost time deposits, average retail time deposits decreased 6% compared to 2001, a 9% decrease excluding acquisitions.

The average rate on interest bearing deposits excluding time deposits dropped to 1.22% for 2002 compared to 2.34% for 2001 and 3.42% for 2000. The rate on time deposits declined to an average of 3.48% in 2002 compared to 5.64% for 2001 and 6.00% in 2000. Given that posted CD rates as of year-end 2002 for 6 to 12 month terms ranged from 1.85% to 2.75%, this portfolio should have additional rate declines.

Borrowings.    Competitive pressures on new time deposits and variable interest deposits remained strong. Due to these pressures, the desire to reduce high cost time deposits and the need to fund strong earning asset growth, the Company’s funding mix shifted during the past two years to a higher concentration of borrowings. The percentage of average total borrowings to total assets was 29% for 2002, 26% for 2001, and 22% for 2000. These borrowings are an excellent funding source, since they are at rates lower than or comparable to what the market rates are for new time deposit funds.

In addition to borrowing sources, the Company continues sales strategies to increase retail deposits. As discussed under “Liquidity”, BancGroup’s management considers these sources of funds to be adequate to fund future loan growth.

Noninterest-Bearing Deposits

Average noninterest-bearing deposits increased by $219.9 million from 2001 to 2002. The noninterest-bearing retail deposits grew 18% in 2002, 6% excluding acquisitions. As a result of this growth and the Company’s continuing effort to increase low cost or no cost deposits, noninterest bearing deposit mix improved from 15.4% to 17.3% of total retail deposits.

Net Interest Margin

As a result of the impact of rates, volumes and mix on the balance sheet, the net interest margin increased slightly from 3.57% in 2001 to 3.58% in 2002. The yield on earning assets fell to 6.07% in 2002 compared to 7.62% and 8.60% in 2001 and 2000, respectively. The decline in yield on earning assets was more than offset by a decline in the cost of funds to 2.85% in 2002 compared to 4.61% and 5.48% in 2001 and 2000, respectively. The margin ended the year lower than the average for 2002 at 3.35% for the fourth quarter. Lower mortgage rates have resulted in continued prepayments of mortgage-backed loans and securities, thus lowering the yield on both of these portfolios. These trends are expected to continue into 2003. Additionally the November rate cut negatively impacted the margin in the fourth quarter and should continue to impact the margin in 2003 as compared to 2002. BancGroup’s asset sensitive position is further described in the section “Interest Rate Sensitivity”.

Average Volume and Rates

	2002			2001			2000
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest-earning assets:
Loans, net of unearned income(1)	$9,427,620	$621,089	6.59%	$9,303,798	$746,274	8.02%	$8,779,877	$786,675	8.94%
Mortgage warehouse lending	1,093,151	45,299	4.14%	815,387	46,858	5.75%	250,652	20,866	8.32%

Total Loans	10,520,771	666,388	6.33%	10,119,185	793,132	7.84%	9,030,529	807,541	8.94%
Mortgage loans held for sale	89,566	4,503	5.03%	22,941	1,439	6.27%	14,711	1,168	7.94%
Investment securities and securities available for sale:
Taxable	2,075,427	102,281	4.93%	1,481,671	94,291	6.36%	1,443,077	95,540	6.62%
Nontaxable(2)	99,965	7,203	7.21%	110,316	7,992	7.24%	110,639	8,221	7.43%
Equity securities	94,448	5,004	5.30%	90,639	5,903	6.51%	77,960	5,647	7.24%

Total securities	2,269,840	114,488	5.04%	1,682,626	108,186	6.43%	1,631,676	109,408	6.71%
Federal funds sold, securities purchased under resale agreements and other short-term investments	55,212	960	1.74%	56,432	2,620	4.64%	46,887	3,657	7.80%

Total interest-earning assets	12,935,389	$786,339	6.07%	11,881,184	$905,377	7.62%	10,723,803	$921,774	8.60%

Allowance for loan losses	(133,302)			(117,536)			(104,824)
Cash and due from banks	289,104			282,500			292,287
Premises and equipment, net	225,925			193,793			196,211
Other assets	496,341			352,359			483,691

Total Assets	$13,813,457			$12,592,300			$11,591,168

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,456,704	$31,273	1.27%	$2,024,000	$48,581	2.40%	$1,737,129	$59,785	3.44%
Savings deposits	464,871	4,311.93%		470,509	9,894	2.10%	515,728	17,329	3.36%
Time deposits	4,308,276	149,936	3.48%	4,700,236	265,024	5.64%	4,705,950	282,346	6.00%
Short-term borrowings	2,103,496	37,430	1.78%	1,695,628	66,471	3.92%	1,534,283	97,002	6.32%
Long-term debt	1,970,686	99,311	5.04%	1,538,027	90,729	5.90%	972,426	62,259	6.40%

Total interest-bearing liabilities	11,304,033	322,261	2.85%	10,428,400	480,699	4.61%	9,465,516	518,721	5.48%

Noninterest-bearing demand deposits	1,458,178			1,237,272			1,116,535
Mortgage custodial deposits	—			963			177,010
Other liabilities	78,593			99,584			104,612

Total liabilities	12,840,804			11,766,219			10,863,673
Shareholders’ equity	972,653			826,081			727,495

Total liabilities and shareholders’ equity	$13,813,457			$12,592,300			$11,591,168

Rate differential			3.22%			3.01%			3.12%
Net interest income and net yield on interest-earning assets(3)		$464,078	3.58%		$424,678	3.57%		$403,053	3.76%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

An Analysis of Interest Increases (Decreases)

	2002 Change From 2001			2001 Change From 2000
		Attributed To(1)			Attributed To(1)
	Amount	Volume	Rate	Amount	Volume	Rate
	(In thousands)
Interest income:
Loans (net of unearned income)	$(125,185)	$9,809	$(134,994)	$(40,401)	$45,198	$(85,599)
Mortgage warehouse lending	(1,559)	13,514	(15,073)	25,992	34,189	(8,197)
Mortgage loans held for sale	3,064	3,403	(339)	271	553	(282)
Taxable securities	7,990	32,332	(24,342)	(1,249)	2,515	(3,764)
Nontaxable securities(2)	(789)	(746)	(43)	(229)	(24)	(205)
Equity securities	(899)	240	(1,139)	256	861	(605)

Total securities	6,302	31,826	(25,524)	(1,222)	3,352	(4,574)
Federal funds sold, securities purchased under resale agreements and other short-term investments	(1,660)	(58)	(1,602)	(1,037)	643	(1,680)

Total	(119,038)	58,494	(177,532)	(16,397)	83,935	(100,332)

Interest expense:
Interest-bearing demand deposits	(17,308)	8,860	(26,168)	(11,204)	8,818	(20,022)
Savings deposits	(5,583)	(118)	(5,465)	(7,435)	(1,411)	(6,024)
Time deposits	(115,088)	(20,588)	(94,500)	(17,322)	(343)	(16,979)
Short-term borrowings	(29,041)	13,319	(42,360)	(30,531)	9,361	(39,892)
Long-term debt	8,582	23,072	(14,490)	28,470	33,704	(5,234)

Total	(158,438)	24,545	(182,983)	(38,022)	50,129	(88,151)

Net interest income	$39,400	$33,949	$5,451	$21,625	$33,806	$(12,181)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

Noninterest Income

One of BancGroup’s primary strategies has been to expand its noninterest income. The Company continues to emphasize growth in financial planning services, mortgage origination income, electronic banking services and cash management services. These services provide a broad base of revenue generation capabilities. Noninterest income excluding securities gains increased $11.6 million or 14% from 2001 to 2002 and $7.7 million or 10% from 2000 to 2001. Noninterest income including securities gains increased 9.2% in 2002 and 20.3% in 2001.

	Years Ended December 31,			Increase (Decrease)
	2002	2001	2000	2002 Compared to 2001%		2001 Compared to 2000%
	(In thousands)
Noninterest income:
Service charges on deposit accounts	$44,941	$42,032	$38,596	$2,909	6.9%	$3,436	8.9%
Financial planning services	10,993	8,670	8,530	2,323	26.8	140	1.6
Electronic banking	8,257	6,918	5,639	1,339	19.4	1,279	22.7
Mortgage origination	14,004	8,287	5,892	5,717	69.0	2,395	40.6
Securities gains, net	5,701	8,701	538	(3,000)	(34.5)	8,163	—
Other income	18,436	19,101	18,690	(665)	(3.5)	411	2.2

Total noninterest income	$102,332	$93,709	$77,885	$8,623	9.2%	$15,824	20.3%

Service charges on deposit accounts increased $2.9 million or 6.9% in 2002 and increased $3.4 million or 8.9% in 2001. The increase in 2002 is primarily due to an increase in account analysis fees and the acquisitions completed in 2002. The increase in 2001 is primarily the result of increased service fee rates and the acquisitions completed in 2001.

Service charges on deposit accounts include income from the sale of cash management products. These products include lock box services, sweep accounts, zero balance accounts, electronic data interchange, automated clearing house, and WebBiz™, an online tool for bank account reporting services. Cash management revenues increased 28.8% and 32.7% in 2002 and 2001, respectively. Colonial continues to actively promote these products through a dedicated sales force. Colonial expects continued growth in cash management services by expanding these services to existing customers.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance including term, universal, whole life and long-term care. Sales of these products are directly affected by changes in the economy and the stock market as well as the perception of investors of the future impact of these changes. As a probable result of investor uncertainty with regard to the economy, the company experienced a decline in sales of investments to customers in 2002. However, this decline was more than offset by an increase in fixed rate annuity sales. Income from financial planning services was $11.0 million in 2002 as compared to $8.7 million in 2001 and $8.5 million in 2000, a 26.8% and 1.6% increase in 2002 and 2001, respectively.

Electronic banking services provide our customers banking when and where they want it. Electronic banking includes ATM network, business and personal check card services and our internet banking product. In 2002, Colonial increased the number of customers it serviced with ATM, check card and business check card products. It also introduced a new internet banking product which more than doubled internet banking customers. As a result, electronic banking fees increased 19.4% in 2002 when compared to 2001 and 22.7% in 2001 when compared to 2000.

Mortgage origination is available in all of Colonial’s regional banks. A central mortgage-processing unit that facilitates the production and sale of mortgage products supports each region. Colonial offers both adjustable and fixed rate products. Adjustable rate products are generally retained in Colonial’s loan portfolio while fixed rate products are sold in the secondary market. Income from loans originated and subsequently sold in the secondary market are reflected in noninterest income. Mortgage origination volume and product mix are directly affected by changes in mortgage interest rates. Mortgage origination income from secondary market loans increased 69% to $14.0 million in 2002 and 41% to $8.3 million in 2001 due to the decrease in mortgage rates. This decrease in rates created increased demand for fixed rate products due to an increase in home purchases and refinancing activity.

Noninterest Expense

Noninterest expense to average assets was 2.26%, 2.23%, and 2.23% in 2002, 2001, and 2000, respectively (from continuing operations excluding merger related expenses).

In support of the Company’s sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, sales incentives and branch network to enhance the Company’s competitive presence. The Company added 19 and 26 new or acquired branches in 2002 and 2001, respectively. In addition to these branches, the Company also made investments in improved automation of branch delivery systems, enhanced internet banking and wire transfer systems and network infrastructure improvements. Accordingly, noninterest expense increased 10% in both 2002 and 2001. Excluding merger related expenses, intangible amortization and operating expenses of acquired banks, noninterest expense would have increased 4% in 2002 as compared to 2001 and 8% in 2001 compared to 2000.

	Years Ended December 31,			2002 Compared to 2001	Increase (Decrease)
	2002	2001	2000		%	2001 Compared to 2000%
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$164,235	$144,684	$129,254	$19,551	14%	$15,430	12%
Occupancy expense, net	39,416	35,036	31,572	4,380	13	3,464	11
Furniture and equipment expenses	31,048	29,671	29,493	1,377	5	178	1
Amortization of intangible assets	2,813	6,251	5,226	(3,438)	(55)	1,025	20
Merger related expenses	874	3,049	—	(2,175)	(71)	3,049	—
FDIC and state assessments	1,861	2,150	2,005	(289)	(13)	145	7
Advertising and public relations	6,964	6,093	7,908	871	14	(1,815)	(23)
Stationery, printing and supplies	5,319	4,602	4,974	717	16	(372)	(7)
Telephone	8,765	6,920	6,554	1,845	27	366	6
Legal fees	6,560	5,749	4,707	811	14	1,042	22
Postage and courier	7,727	7,052	6,867	675	10	185	3
Insurance	1,885	1,594	1,451	291	18	143	10
Professional services	7,266	6,863	6,309	403	6	554	9
Travel	4,167	3,787	3,575	380	10	212	6
Other	23,879	20,667	18,796	3,212	16	1,871	10

Total noninterest expense	$312,779	$284,168	$258,691	$28,611	10%	$25,477	10%

Noninterest expense, from continuing operations excluding merger related expenses to average assets	2.26%	2.23%	2.23%

Salaries and benefits increased by $19.6 million in 2002 and $15.4 million in 2001. These salary increases in 2002 and 2001 are due to additional employees from bank acquisitions, branch openings, normal salary increases and increases in production related compensation linked to increases in income from ancillary services as previously discussed. The increase in 2001 also included an increase in pension costs.

In order to improve the Company’s market presence, three of its regional headquarters were relocated in 2001. The Company also acquired 13 branches from Union Planters in October 2001. The Company completed two acquisitions in 2002, First Mercantile Bank with five branches in March 2002 and Palm Beach National Holding Company with eight branches in September 2002. Primarily as a result of these relocations and acquisitions, occupancy expense for the years ended December 31, 2002 and 2001 increased $4.4 million and $3.5 million, respectively.

Furniture and equipment expense increased $1.4 million during 2002 and remained relatively flat during 2001 when compared to 2000. The increase in 2002 was primarily due to the installation of new software and upgrades to our network infrastructure, as well as the addition of new branches and completed acquisitions.

Amortization of intangible assets decreased by $3.5 million during 2002. With the implementation of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Instead, impairment testing will be performed at least annually on all goodwill and indefinite lived intangible assets. See “Recently Issued Accounting Standards” located in Note 1 to the consolidated financial statements. Amortization on identifiable intangible assets, such as core deposit, will continue.

FDIC and state assessments decreased slightly in 2002 due to a waiver of the state assessment. Telephone expenses increased $1.8 million in 2002, as a result of an upgrade to the communications network as well as additional branches from the aforementioned acquisitions.

The increase in legal expenses in 2001 and 2002 was primarily related to the increase in nonperforming assets as well as other normal business issues, and in 2002 additional work related to new or proposed banking and securities laws and regulations. The increases in all other expense categories were due to normal expenses resulting from the Company’s growth.

Merger Related Expenses

In 2002, BancGroup completed the acquisition of Mercantile Bancorp, Inc. in Dallas, Texas with 5 branches and Palm Beach National Holding Company in Palm Beach, Florida with 8 branches. The results for 2002 include pretax costs associated with these mergers and acquisitions totaling $874,000. These costs are composed of travel, training, marketing, retention bonuses and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

In 2001, BancGroup completed the acquisition of two branches in Nevada from First Security Bank, 13 branches from Union Planters in Alabama and Florida, and the merger with Manufacturers Bank of Florida in Tampa, Florida. The results for 2001 include pretax costs associated with these mergers and acquisitions totaling $4.7 million. These costs are composed of a $1.0 million additional loan loss provision to align Manufacturer’s loan provisions with Company standards, $.66 million in personnel costs to complete the mergers, and transaction costs of $3.0 million such as legal and accounting fees, brokerage commissions, and incremental changes related to the integration of acquired banks, such as system conversions (including contract buy-outs and write offs of equipment) and employee severance.

Income Taxes

The provision for income taxes is as follows:

	2002	2001	2000
	(In thousands)
Continuing operations	$73,872	$69,181	$69,556
Discontinued operations	(445)	(371)	(3,066)

Total	$73,427	$68,810	$66,490

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

Discontinued Operations

In July 2000, BancGroup announced its definitive plans to exit the mortgage servicing business, discontinue mortgage banking as a separate business unit and recorded a loss on disposal of discontinued operations of $4.3 million after tax in 2000. As of December 31, 2000, all loan servicing transfers were completed and the mortgage servicing rights removed from the Company’s balance sheet. Due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company revised its estimate of the cost to complete the disposition of this business resulting in an $846,000, net of tax expense in 2002. The loss from discontinued operations for the years ended December 31, 2001 and December 31, 2000 was $613,000, net of tax and $743,000, net of tax, respectively. Currently, substantially all receivables associated with these sales have been collected and provision has been made for the Company’s best estimate of any costs associated with documentation deficiencies and related indemnifications.

REVIEW OF FINANCIAL CONDITION

Overview

Changes in ending asset balances of the company’s segments and changes in selected components of the Company’s balance sheet from December 31, 2001 to December 31, 2002 are as follows:

	Increase (Decrease) Amount	Increase (Decrease) %
	(In thousands)
Assets:
Commercial Banking	$2,615,858	19.9%
Mortgage Banking(1)	(6,006)	(100.0)
Corporate/Other(2)	27,400	214.6

Total Assets	$2,637,252	20.0%
Other Balance Sheet Components:
Securities available for sale and investment securities	$755,641	40.1%
Mortgage loans held for sale	311,648	879.0
Loans, net of unearned income	1,324,765	12.8
Deposits	996,756	12.0
Short-term borrowings	1,227,545	57.7
Long-term debt	$212,394	11.9%

(1)	The mortgage banking segment was discontinued in 2000.
(2)	Includes eliminations of certain intercompany transactions.

Management continually monitors the financial condition of BancGroup in order to protect depositors, increase shareholder value and protect current and future earnings. The most significant factors affecting BancGroup’s financial condition from 2001 through 2002 were:

•	Internal loan growth of 7% in 2002 following 9.8% growth in 2001.

•	Loan mix changed to reflect a decrease in residential real estate loans to 16.6% of the total loan portfolio in 2002 from 18.7% in 2001 and an increase in mortgage warehouse lending to 15.1% of the total loan portfolio in 2002 from 12.4% in 2001.

•	The mortgage warehouse lending division experienced loan growth of 37%, increasing loans outstanding to $1.8 billion at December 31, 2002 from $1.3 billion at December 31, 2001.

•	Maintenance of high asset quality and reserve coverage of nonperforming assets. Nonperforming assets were 0.78% and 0.64% of related assets at December 31, 2002 and 2001, respectively. Net charge-offs were 0.29% of average loans during 2002 and 0.28% in 2001. The allowance for loan losses was 1.16% of loans at December 31, 2002, providing a 191% coverage of nonperforming loans (nonaccrual and renegotiated).

•	Increase of $311.6 million in mortgage loans held for sale during 2002 due primarily to the decline in mortgage rates throughout 2002, which increased new home purchases and refinancing activities.

•	An increase in the securities portfolio of $755.6 million accounted for 31.6% of the growth in earning assets.

•	Total deposits grew $996.8 million or 12% while the mix improved to 53.1% in non-time deposits from 49.4% in 2001.

•	Short-term borrowings increased $1.2 billion to fund earning asset growth in excess of deposit growth.

•	Issuance of $100 million in trust preferred securities in 2002, which qualifies as Tier I Capital.

•	The acquisitions of Mercantile Bancorp, Inc. and Palm Beach National Holding Company in 2002. The details of these acquisitions are included at Note 2 to the consolidated financial statements.

These items, as well as a more detailed analysis of BancGroup’s financial condition, are discussed in the following sections.

Loans

Growth in loans and maintenance of high asset quality are the key components for improved earnings. Management’s emphasis, within all of BancGroup’s banking regions, is on loan growth in accordance with local market demands and in reliance upon the lending experience and expertise in the regional banks and our specialized lending divisions such as mortgage warehouse. Management believes that its strategy of meeting local demands and utilizing local lending expertise has proved successful. This success is evident in internal loan growth of 7.0% in 2002, 9.8% in 2001, 15.0% in 2000 and 16.0% in 1999, excluding acquisitions. Internal loan growth continues to be a major factor in BancGroup’s increasing earnings. This local customer relationship responsibility combined with independent oversight of credit decisions and conservative underwriting standards are key to the maintenance of the Company’s high asset quality.

BancGroup has a significant concentration of commercial real estate and construction loans representing 32.2% and 24.1% of total loans, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 19% of total commercial real estate and construction loans in any one of our geographic regions. The Alabama economy experiences a generally slow but steady rate of growth, while Georgia, Florida, Nevada and Texas are experiencing higher rates of growth. Real estate in BancGroup’s lending areas has not experienced significantly inflated values due to excessive speculation or inflationary pressures. The collateral held in the commercial real estate and construction portfolios consists of various property types such as multi-family housing, lodging, office buildings, warehouses, shopping centers, amusement/recreational facilities, one-to-four family residential housing developments, and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. BancGroup’s commercial real estate and construction loans continue to perform at acceptable levels. Net charge-offs to average loans for the commercial real estate portfolio were 0.09% and 0.26% for 2002 and 2001, respectively. Net charge-offs to average loans for the construction portfolio were 0.07% and 0.01% for 2002 and 2001, respectively. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved. Owner-occupied commercial real estate portfolio represented 23% of the total commercial real estate portfolio at December 31, 2002.

Residential real estate loans represent 16.6% of total loans in 2002 compared to 18.7% in 2001. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk and lower interest rate sensitivity. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates, but sells in the secondary market. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Net charge-offs to average loans for the residential real estate portfolio was 0.27% for 2002 compared to 0.11% for 2001.

Loans classified as commercial, financial, and agricultural, representing 9.2% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail, or service businesses. The risk associated with loans in the category are generally related to earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

Consumer loans, representing 2.0% of total loans, are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principle source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

Outstanding loans in our international division, located in our South Florida Region, represent 0.13% of our total outstanding loans at December 31, 2002. This exposure is spread among approximately 13 banking institutions in five Latin American / Caribbean countries. These transactions are trade related involving letters of credit as well as participations in commercial paper back-up lines. The Company’s exposure in Argentina was $11.6 million of which 82% was current and on repayment terms at December 31, 2002. Although performing according to terms, these credits are included in nonperforming assets as nonaccrual loans.

BancGroup established a mortgage warehouse lending division in 1998. This department provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the southeast. Loans outstanding at December 31, 2002 and 2001 were $1.8 billion and $1.3 billion, respectively, with unfunded commitments of $90 million and $497 million at December 31, 2002 and 2001, respectively.

BancGroup does not have a syndicated lending department; however, the Company has 25 credits with commitments (funded and unfunded) of $570 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $60 million (which is a commercial real estate credit), with the smallest credit being approximately $102,000. At December 31, 2002, $372 million of these commitments were funded. Substantially all of the increase in these loans was attributed to the growth within our mortgage warehouse lending division.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	26%—commercial real estate projects located within existing markets

•	10%—international credits which are primarily unfunded short-term commitments to correspondent banks

•	57%—mortgage warehouse lines to eight large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers)

•	7%—operating facilities to two large national corporations headquartered in the Florida and Alabama markets

Management believes that these are sound participations involving credits that fit within Colonial’s lending philosophy and meet its conservative underwriting guidelines.

As discussed more fully in subsequent sections, management has established policies and procedures designed to ensure maintenance of adequate liquidity and liquidity sources. BancGroup has arranged funding sources in addition to customer deposits that provide the Company the capability to exceed a 100% loan to deposit ratio and maintain adequate liquidity.

Gross Loans by Category

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Commercial, financial and agricultural	$1,069,919	$1,145,409	$1,264,281	$1,171,157	$1,049,397
Real estate—commercial	3,768,745	3,417,517	3,208,911	2,543,532	2,300,483
Real estate—construction	2,821,631	2,295,675	1,700,281	1,435,783	1,273,751
Real estate—residential	1,937,572	1,942,821	2,697,934	2,658,922	2,149,456
Installment and consumer	237,293	240,836	278,739	306,593	275,015
Mortgage warehouse lending	1,763,052	1,286,399	376,638	172,425	84,894
Other	94,280	39,019	116,518	131,223	104,228

Total loans	11,692,492	10,367,676	9,643,302	8,419,635	7,237,224
Less: unearned income	(62)	(11)	(348)	(410)	(2,167)

Net loans	$11,692,430	$10,367,665	$9,642,954	$8,419,225	$7,235,057

Management believes that its existing distribution of loans, whether grouped geographically, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction and Commercial Real Estate loans at December 31, 2002.

December 31, 2002	Construction	Commercial Real Estate
	(In thousands)
Average Loan Size	$542	$549

Geographic Diversity
Alabama	$314,357	$871,919
Georgia	468,670	474,929
Florida	1,379,114	1,645,616
Texas	346,144	315,054
Nevada	208,908	181,398
Other	104,438	279,829

Total	$2,821,631	$3,768,745

	% of Industry Distribution to			% of Industry Distribution to
Industry Distribution December 31, 2002	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Development	21%	5%	Other (8 types)	27%	9%
1-4 Family Residential	21%	5%	Retail	19%	6%
Other (14 types)	17%	4%	Office	16%	5%
Land Only	16%	4%	Multi-Family	13%	4%
Condominium	12%	3%	Office/Warehouse	11%	4%
Multi-Family	7%	2%	Lodging	10%	3%
Retail	6%	1%	Nursing Home	4%	1%

Total Construction	100%	24%	Total Commercial Real Estate	100%	32%

Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,017,086	$801,247
% of 75 largest loans to category total	36.1%	21.3%
Average Loan to Value Ratio (75 largest loans)	68%	70%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.41	x

Loan Maturity/Rate Sensitivity

As discussed in a subsequent section, BancGroup seeks to maintain adequate liquidity and minimize exposure to interest rate volatility. The goals of BancGroup with respect to loan maturities and rate sensitivity continue to focus on shorter-term maturities and floating or adjustable rate loans. At December 31, 2002, approximately 74% of loans were floating rate loans.

Contractual maturities may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan pay-offs.

The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturity at December 31, 2002.

Loan Maturity/Rate Sensitivity

	December 31, 2002
	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating	Fixed	Floating
	(In thousands)
Commercial, financial, and agricultural	$615,805	$339,309	$114,805	$326,475	$743,444	$135,432	$318,682
Real estate—commercial	1,094,548	1,904,983	769,214	1,902,647	1,866,098	1,469,289	1,204,908
Real estate—construction	1,890,521	846,804	84,306	192,484	2,629,147	78,900	852,210
Real estate—residential	764,835	747,298	425,439	466,384	1,471,188	185,895	986,842
Installment and consumer	124,885	103,069	9,339	171,278	66,015	97,336	15,072
Mortgage Warehouse Lending	1,763,052	—	—	—	1,763,052	—	—
Other	54,352	28,846	11,082	18,451	75,829	16,211	23,717

Totals	$6,307,998	$3,970,309	$1,414,185	$3,077,719	$8,614,773	$1,983,063	$3,401,431

Loan Quality

A major key to long-term earnings growth is maintenance of a high quality loan portfolio. BancGroup’s strategy in this regard is carried out through its policies and procedures for the underwriting and ongoing review of loans and through a company wide senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional bank loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while BancGroup’s senior management provides independent oversight by participating in the state loan committees.

BancGroup has standard policies and procedures for the evaluation of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the credit worthiness of the borrower, but generally require maximum loan-to-value ratios of 85% for commercial real estate and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios. Collateral values referenced above are monitored and estimated by loan officers through inspections, independent appraisals, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers’ or guarantors’ credit worthiness, the borrowers’ other banking relationships, the bank’s lending experience with the borrower, and any other potential sources of repayment.

Based on the credit review process and loan grading system, BancGroup determines its allowance for loan losses and the amount of provision for loan losses. The allowance for loan losses is maintained at a level which, in management’s opinion, is adequate to absorb probable losses on loans present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; (3) the provision for loan losses charged to income, which increases the allowance, and (4) the allowance for loan losses of acquired banks. In determining the provision for loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of historical loss experience and current economic conditions. (See Note 1, “Allowance for Loan Loss” in the notes to the consolidated financial statements.)

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

Specifically with regard to Mortgage Warehouse Lending, there is less risk of loss because the underlying collateral securing the mortgage warehouse lines of credit are pre-committed to approved investors and are normally on the lines less than 90 days. The volume of these loans fluctuates with changes in mortgage rates, which can result in volatile changes to the volume of loans and the ratio of ending allowance to ending loans. The ratio of ending allowance as a percent of loans for all other loans was 1.32% and 1.31% at December 31, 2002 and 2001, respectively.

Loan Loss Experience

The ratio of net charge-offs to average loans was 0.29%, 0.28%, and 0.21% in 2002, 2001, and 2000, respectively. As a result of the Company’s localized lending strategies and early identification of potential problem loans, BancGroup’s net charge-offs have been consistently low.

The following schedule reflects greater than 100% coverage of nonperforming loans (nonaccrual and renegotiated) by the allowance for loan losses. Management has not targeted any specific coverage ratio in excess of 100%, and the coverage ratio may fluctuate significantly as larger loans are placed into or removed from nonperforming status. Management’s focus has been on establishing reserves related to an early identification of potential problem loans. Management is committed to maintaining adequate reserve levels to absorb estimated losses present in the loan portfolio.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(In thousands)
Balance at end of period
Applicable to:
Commercial, financial, and agricultural	$29,615	9.2%	$33,326	11.1%	$28,411	13.1%	$23,629	13.9%	$19,357	14.5%
Real estate commercial	55,342	32.2%	50,393	33.0%	45,017	33.3%	35,961	30.2%	30,998	31.8%
Real estate construction	24,582	24.1%	17,256	22.1%	16,089	17.6%	17,096	17.1%	14,775	17.6%
Real estate—residential	9,688	16.6%	9,714	18.7%	13,705	28.0%	13,577	31.6%	12,659	29.7%
Installment and consumer	2,626	2.0%	2,390	2.3%	3,021	2.9%	4,091	3.6%	4,979	3.8%
Mortgage Warehouse Lending	4,408	15.1%	3,216	12.4%	942	3.9%	431	2.0%	212	1.2%
Other	9,004	0.8%	5,905	0.4%	2,870	1.2%	4,242	1.6%	2,099	1.4%

Total	$135,265	100.0%	$122,200	100.0%	$110,055	100.0%	$99,027	100.0%	$85,079	100.0%

Ratio of ending allowance to ending loans (net of unearned income)	1.16%		1.18%		1.14%		1.18%		1.18%

Summary of Loan Loss Experience

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Allowance for loan losses—January 1	$122,200	$110,055	$99,027	$85,079	$73,047
Charge-offs:
Commercial, financial and agricultural	19,859	14,731	10,650	10,162	6,543
Real estate—commercial	4,062	9,354	3,399	3,348	3,355
Real estate—construction	1,789	292	529	1,190	1,744
Real estate—residential	5,221	3,148	3,260	2,673	3,443
Installment and consumer	3,621	4,049	4,492	5,351	6,882
Other	1,082	1,155	1,117	1,711	1,468

Total charge-offs	35,634	32,729	23,447	24,435	23,435

Recoveries:
Commercial, financial and agricultural	1,189	698	1,272	2,519	1,278
Real estate—commercial	1,005	404	745	633	1,456
Real estate—construction	93	9	62	59	52
Real estate—residential	565	565	440	873	589
Installment and consumer	1,589	1,999	1,898	2,702	1,953
Other	444	330	283	385	788

Total recoveries	4,885	4,005	4,700	7,171	6,116

Net charge-offs	30,749	28,724	18,747	17,264	17,319
Addition to allowance charged to operating expense	35,980	39,573	29,775	29,177	27,511
Allowance added from bank acquisitions	7,834	1,296	—	2,035	1,840

Allowance for loan losses— December 31	$135,265	$122,200	$110,055	$99,027	$85,079

Loans (net of unearned income) December 31	$11,692,430	$10,367,665	$9,642,954	$8,419,225	$7,235,057
Ratio of ending allowance to ending loans (net of unearned income)	1.16%	1.18%	1.14%	1.18%	1.18%
Average loans (net of unearned income)	$10,520,771	$10,119,185	$9,030,529	$7,771,884	$6,561,770
Ratio of net charge-offs to average loans (net of unearned income)	0.29%	0.28%	0.21%	0.22%	0.26%
Allowance for loan losses as a percent of nonperforming loans (nonaccrual and renegotiated)	191%	239%	258%	275%	248%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These loans are summarized as follows:

Nonperforming Assets

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Aggregate loans for which interest is not being accrued	$70,282	$49,675	$41,419	$34,765	$32,911
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	417	1,507	1,161	1,265	1,334

Total nonperforming loans*	70,699	51,182	42,580	36,030	34,245
Other real estate and in-substance foreclosure	20,468	15,198	8,680	9,009	8,164
Repossessions	134	355	298	206	564

Total nonperforming assets*	$91,301	$66,735	$51,558	$45,245	$42,973

Aggregate loans contractually past due 90 days for which interest is being accrued	$21,693	$28,249	$9,842	$11,204	$9,015
Total nonperforming loans as a percent of net loans	0.60%	0.49%	0.44%	0.43%	0.47%
Total nonperforming assets as a percent of net loans, other real estate and repossessions	0.78%	0.64%	0.53%	0.54%	0.59%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of net loans	0.79%	0.77%	0.54%	0.56%	0.60%
Allowance for loan loss as a percent of nonperforming loans (nonaccrual and renegotiated)	191%	239%	258%	275%	248%

*	Total does not include loans contractually past due 90 days or more, which are still accruing interest

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5 million) individual credits.

Total nonperforming loans increased approximately $19.5 million in 2002 as compared to 2001. This increase was primarily due to the addition of the Company’s credits in Argentina of $11.6 million and one domestic credit in the amount of $18.9 million to non-accrual status during the third and fourth quarter of 2002, respectively. The domestic credit is secured by prime real estate and the Company’s loan-to-value position is low at approximately 30%; therefore, no loss on this credit is anticipated. Excluding this domestic credit, the total non-performing asset ratio would have declined to 0.62% in 2002, as compared to 0.64% in 2001, and the allowance for loan loss as a percent of non-performing loans would have increased to 263%. The Argentine credits are 82% current and on repayment terms, however, the Federal Reserve has required that all Argentine credits be placed on nonaccrual status.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $272 million of loans, which have been placed on a classified loan list.

The status of all material loans is reviewed at least monthly by loan officers, and quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of December 31, 2002, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

Interest income recognized and interest income foregone on nonaccrual loans was not significant for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The recorded investment in impaired loans at December 31, 2002 and 2001 was $70.2 million and $46.2 million, respectively, and these loans had a corresponding valuation allowance of $17.6 million and $19.7 million, respectively. The average investment in impaired loans during 2002 and 2001 totaled $47.9 million and $47.7 million, respectively. As previously discussed, the increase in impaired loans from 2001 to 2002 was primarily the result of the Company’s credits in Argentina of $11.6 million and one domestic credit of $18.9 million being placed on non-accrual status during the third and fourth quarter of 2002, respectively. The domestic loan is secured by prime real estate with a loan-to-value ratio of approximately 30%; therefore, no loss on this credit is anticipated.

Securities

On a daily basis, BancGroup determines the funds available for short-term investment while funds available for long-term investment are projected based upon anticipated loan and deposit growth, liquidity needs, pledging requirements and maturities of securities, as well as other factors. An investment strategy is developed based on these factors, along with management’s interest rate forecast and the balance sheet position.

All securities are either classified as held-to-maturity or available-for-sale. Held-to-maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held-to-maturity investments was $20 million at the end of 2002 compared to $30.1 million at year-end 2001. The aforementioned decline was due to maturities and calls in the portfolio. Securities classified as held-to-maturity consisted primarily of U.S. Treasury bonds, agency mortgage backed securities and state, county and municipal obligations. Overall, the stated maturity of these securities was 5.04 years with an average life of 3.57 years.

Securities available-for-sale represent those securities that the Company intends to hold for an indefinite period of time or that may be sold in response to changes in interest rates, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added or deducted from shareholders’ equity. At December 31, 2002, available-for-sale securities totaled $2.62 billion or 99% of the total portfolio versus $1.85 billion or 97% at the end of 2001. The increase of $766 million in 2002 resulted from the investment of excess liquidity during a period of slowing loan growth. Securities available for sale at year-end 2002 consisted of U.S. Treasury and federal agency notes (1%), variable and fixed rate agency mortgage-backed securities (68%), state, county and municipal securities (3%), corporate debt, private issuer mortgage-backed and trust preferred securities (23%), and equities, primarily Federal Reserve and FHLB stock

(5%). Overall, the stated maturity of these securities was 22.31 years with an average life of 5.11 years (3.92 years excluding equities). Stated maturities differ from average lives because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

BancGroup’s policy requires all securities purchased for the securities portfolio, except state, county and local municipal obligations, to be rated investment grade or better. Securities backed by the U.S. Government and its agencies, both on a direct and indirect basis, represented approximately 74% of the portfolio at December 31, 2002. State, county and local municipal securities represented approximately 4% of the portfolio with 60% rated investment grade or better by one of the major rating agencies. The purchase of non-rated municipal securities is limited by policy to those bonds in the general market served by BancGroup which provide opportunities for additional banking business.

At December 31, 2002, the aggregate book value of our holdings for each of the following issuers exceeded 10% of shareholders equity, or $107 million:

Issuer	Book Value	Carrying Value	% of AAA Rated MBS
	(In thousands)
Freddie Mac	$1,019,407	$1,029,565	99.4%
Fannie Mae	634,153	645,333	100.0%
Washington Mutual	153,034	153,337	100.0%
Countrywide	141,971	140,961	100.0%
Ginnie Mae	114,083	117,560	100.0%

The changes noted above are reflected in the following table.

Securities by Category

	Carrying Value at December 31,
	2002	2001	2000
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. government agencies	$500	$500	$3,138
Mortgage-backed securities	3,584	6,584	15,132
Obligations of state and political subdivisions	14,789	21,846	27,143
Other	1,133	1,125	1,635

Total	$20,006	$30,055	$47,048

Securities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$31,488	$59,332	$244,974
Mortgage-backed securities	1,780,132	1,470,533	902,204
Obligations of state and political subdivisions	83,398	89,497	93,435
Other	723,111	233,077	229,071

Total	$2,618,129	$1,852,439	$1,469,684

The carrying value of securities at December 31, 2002 mature as follows:

Maturity Distribution of Securities(3)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Investment securities:
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$500	7.25%
Obligations of U.S. government agencies and mortgage backed securities	146	6.29%	570	7.28%	1,261	7.49%	1,607	6.87%
Obligations of state and political subdivisions(1)	3,995	7.91%	6,375	8.00%	3,959	8.05%	460	8.64%
Other	1,025	4.15%	108	—%	—	—%	—	—%

Total	$5,166	7.12%	$7,053	7.86%	$5,220	7.92%	$2,567	7.26%

Securities available for sale(2):
U.S. Treasury securities and obligations of U.S. government agencies	$31,488	3.74%
Mortgage-backed securities	1,780,132	4.61%
Obligations of state and political subdivisions(1)	83,398	7.37%
Other	723,111	4.30%

Total	$2,618,129	4.60%

(1)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2)	Securities available for sale are shown as maturing within one year although BancGroup intends to hold these securities for an indefinite period of time. (See Contractual Maturities in Note 3 to the consolidated financial statements.) This category excludes all corporate common and preferred stock since these instruments have no maturity date.
(3)	Expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or pre-pay obligations without call or pre-payment penalties.

Mortgage Servicing Rights and Servicing Hedge

In July 2000, the Company announced definitive plans to exit the mortgage servicing business. As of December 31, 2000, all sales of the mortgage servicing rights (“MSR’s”) and transfers of underlying loans were completed. For this reason, MSR’s were $0 at December 31, 2001 and 2000 compared to $238 million at December 31, 1999. (See Note 6 to the consolidated financial statements for details on discontinued operations)

As a result of the previously discussed plans to exit the mortgage servicing business, all hedges related to MSR’s were liquidated during the third quarter of 2000.

Deposits

BancGroup’s deposit structure consists of the following:

	December 31,		% of Total
	2002	2001	2002	2001
	(In thousands)
Noninterest-bearing demand deposits	$1,734,321	$1,439,217	18.6%	17.3%
Interest-bearing demand deposits	2,704,479	2,231,166	29.0	26.8
Savings deposits	511,643	443,666	5.5	5.3
Certificates of deposits less than $100,000	2,359,972	2,363,607	25.3	28.4
Certificates of deposits more than $100,000	1,618,701	1,456,684	17.4	17.5
IRA’s	341,947	334,380	3.7	4.0
Open time deposits	48,672	54,259	0.5	0.7

Total deposits	$9,319,735	$8,322,979	100.0%	100.0%

BancGroup, through its acquisitions and branch expansion programs, has increased its market presence in certain high growth areas in the country. The principal goal is to provide the Company’s customer base with convenient access to branch locations while enhancing the Company’s potential for future increases in profitability. The growth of deposits and strengthening of customer relationships continues to be a primary strategic initiative of BancGroup.

BancGroup is continuing to grow deposits throughout its market areas. Sales and relationship development programs will continue to capitalize on the higher growth opportunities in Florida, Georgia, Texas and Nevada. Core deposits excluding brokered and time deposits grew 21% in 2002, while CD’s less than $100,000 remained flat. As a result, the mix of non-time deposits improved to 53.1% from 49.4% at the end of the prior year. BancGroup’s retail deposit base is currently 46% in Florida, 38% in Alabama, 7% in Georgia, 5% in Texas and 4% in Nevada. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management supported by BancGroup’s marketing and treasury teams provide the Company with resources to remain competitive in its deposit markets.

Brokered deposits are a source of out-of-market wholesale deposits with the potential for significant increase. In-market retail deposit growth has sufficiently funded earning asset growth without significant reliance on brokered deposits. At December 31, 2002 the Company’s brokered deposits amounted to $232 million in CD’s and $71 million in money market deposits compared to $112 million and $73 million, respectively at December 31, 2001.

Interest Rate Sensitivity

BancGroup has an Asset/Liability Management Committee (“ALMCO”), the objective of which is to optimize the net interest margin while assuming reasonable business risks. ALMCO annually establishes operating constraints for critical elements of BancGroup’s business, including interest rate sensitivity. The goal of ALMCO is to minimize the volatility in the net interest margin caused by changes in interest rates, by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities and by analyzing and taking action to manage mismatch and basis risk.

BancGroup presented a fairly neutral interest rate risk profile at the end of 2001. Over the course of 2002, as long term rates declined, the balance sheet became more asset sensitive. (i.e., exhibiting risk to declining rates but benefit from rising rates). This shift was due to significant growth in floating rate loans (primarily Mortgage Warehouse Lending) and a reduction in the duration of mortgage loans and mortgage backed securities due to accelerated prepayments as mortgage rates declined. ALMCO’s focus in 2002 was to minimize the increase in asset sensitivity by extending the duration of assets through the purchase of securities and by funding earning asset growth with short-term borrowings. Additionally $170 million of fixed rate liabilities were swapped to a floating rate in 2002.

ALMCO monitors the projected impact of changes in interest rates on net interest income using several tools, including static rate sensitivity reports, or Gap reports, and income simulations modeling under multiple rate scenarios. The following table represents the output from the Company’s simulation model based on the starting balance sheet at December 31, 2002, when the Fed Funds Rate was 1.25%. The table measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to both the twelve-month net interest income projection with rates unchanged and fourth quarter 2002 net interest income annualized.

This table reflects BancGroup’s asset sensitive position as earnings are expected to improve if rates increase but would be negatively impacted if rates decline.

		Percentage Change in 12 Month Projected Net Interest Income (1):
Basis Points Change	Fed Funds Rate	Versus Projected Net Interest Income Under No Rate Change	Versus 4th Qtr. 2002 Net Interest Income Annualized
+200	3.25	5.5%	9.4%
+100	2.25	2.7%	6.4%
No rate change	1.25	—	3.7%
–100	0.25	(3.1)%	0.5%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

The following table represents the output of the simulation model for the net portfolio value (NPV), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the NPV under 100 basis point rate shocks versus the NPV assuming rates at December 31, 2002 and 2001.

Basis Points Change	Fed Funds Rates		% Change in Net Portfolio Value vs. NPV under No Rate Change
	December 31,		December 31,
	2002	2001	2002	2001
+200	3.25	3.75	2.4%	1.5%
+100	2.25	2.75	2.1%	1.0%
No rate change	1.25	1.75	—	—
–100	0.25	0.75	(3.6)%	(3.9)%

The following table summarizes BancGroup’s Maturity / Rate Sensitivity or Gap at December 31, 2002.

		At December 31, 2002 Interest Rate Sensitive Within
	Total Balance	0-90 Days	91-180 Days	181-365 Days	1-5 Years	Over 5 Years
	(In thousands)
Rate Sensitive Assets:
Federal Funds sold and other short-term investments	$37,872	$37,872	—	—	—	—
Investment Securities	20,006	5,028	$616	$1,267	$7,046	$6,049
Securities available for sale	2,618,129	498,163	264,055	297,472	1,161,343	397,096
Mortgage Loans Held for Sale	347,101	347,101	—	—	—	—

Loans, net of unearned income	11,692,430	8,043,158	423,619	722,493	1,885,079	618,081
Allowances for possible loan losses	(135,265)	(93,048)	(4,901)	(8,358)	(21,808)	(7,150)

Net loans	11,557,165	7,950,110	418,718	714,135	1,863,271	610,931
Non Earning Assets	1,242,082	—	—	—	—	1,242,080

Total Assets	15,822,355	8,838,274	683,389	1,012,874	3,031,660	2,256,158

Rate Sensitive Liabilities:
Interest-bearing demand deposits	2,704,479	812,998	540,456	—	1,329,605	21,420
Savings deposits	511,643	160,926	102,328	—	224,665	23,724
Certificates of deposit less than $100,000	2,359,972	583,198	611,897	552,987	596,738	15,152
Certificates of deposit more than $100,000	1,618,701	523,148	339,083	318,576	437,281	613
IRA’s	341,947	85,052	67,915	67,225	121,307	448
Open time deposits	48,672	48,672	0	0	—	—
Short Term Borrowing	3,355,678	3,164,396	85,101	106,181	—	—
Long Term Debt	1,998,534	327,893	—	—	924,724	745,917
Noncosting liabilities & equity	2,882,729	—	—	—	—	2,882,729

Total Liabilities & Equity	$15,822,355	$5,706,283	$1,746,780	$1,044,969	$3,634,320	$3,690,003

Period Gap	$—	$3,131,991	$(1,063,391)	$(32,095)	$(602,660)	$(1,433,845)

Cumulative Gap	$—	$3,131,991	$2,068,600	$2,036,505	$1,433,845	$0

The last two lines of the preceding table represent the interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. The interest rate sensitivity gap schedule reflects a 13% positive gap at 12 months; therefore as of December 31, 2002, BancGroup, as is demonstrated in the income simulation results, has a greater exposure to net income if interest rates decrease and would benefit from rising rates.

In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. In the table all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities’ earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and prepayment assumptions. Furthermore, the balances reflect contractual repricing of time deposits and management’s position on repricing for demand deposit and savings accounts. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive. If 100% of these accounts were included in the 0-90 day category, the 1 year cumulative gap would be a positive $469 million. Additionally, the table does not reflect the impact of floors on floating rate loans.

Liquidity

Another prominent focus of ALMCO is maintaining adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Core retail deposits excluding broker and time deposits grew at a rate of 21% in 2002 to provide $839 million of funding. With branches in four of the top five population growth states, management expects that retail deposits should continue to be a major component to funding growth.

BancGroup has worked to expand the availability of short and long term wholesale funding sources in addition to the emphasis on core deposit growth. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is an important part of BancGroup’s wholesale funding sources. As of December 31, 2002, the lendable collateral value pledged at FHLB amounted to $2.7 billion up from $2.3 billion the prior year. Recent changes in FHLB collateral and credit policies and continued loan growth are likely to increase the lendable collateral value and the FHLB will continue to provide an important source of wholesale liquidity. Other wholesale funding sources include fed funds purchased, repurchase agreements and brokered CD’s.

Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand. BancGroup at December 31, 2002 utilized 70% of the total wholesale funding sources estimated to be available to them. By mid January 2003 the utilization ratio was down to 61%.

Borrowings

BancGroup utilizes a variety of funding sources to assist in meeting its needs of funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines, repurchase agreements and issuances of commercial paper are sources for short-term borrowings. Credit facilities with the FHLB are used for both short and long-term borrowings. Additionally, BancGroup has a $25 million revolving credit facility with an unrelated financial institution that had a zero balance at year-end. From time to time BancGroup has issued subordinated debentures, subordinated notes and trust preferred securities to provide both capital and funding.

Over the course of 2002, BancGroup focused on short-term borrowings for interest sensitivity purposes. Fed Funds were de-emphasized and repurchase agreements and short-term borrowings from FHLB were increased. FHLB credit facility availability increased in 2002 as previously pledged commercial real estate loans grew and additional securities, HELOC (home equity line of credit) and second mortgage loans were pledged. FHLB borrowings increased by $796 million to $2.2 billion as of December 31, 2002 compared to the previous year-end. By mid-January, 2003 FHLB borrowings declined by $555 million.

BancGroup issued $100 million in trust preferred securities on March 21, 2002. The securities carry a rate of 8.32% and mature April 1, 2032. BancGroup has an option to call the securities at par on or after April 1, 2007. The securities qualify for Tier 1 capital treatment. BancGroup executed an interest rate swap to convert the fixed rate to a floating rate of LIBOR plus 1.40%, which was equivalent to 2.78% at December 31, 2002.

Short-term borrowings were comprised of the following at December 31, 2002, 2001, and 2000:

	2002	2001	2000
	(In thousands)
FHLB borrowings	$555,000	$50,000	$425,000
Federal funds purchased	1,278,378	1,412,521	829,386
Repurchase agreements (retail)	582,381	541,816	325,031
Repurchase agreements (wholesale)	700,823	109,000	—
Commercial paper	15,065	—	—
Current maturity of long-term debt	224,031	14,796	314,671
Other short-term borrowings	—	—	3,470

Total Short Term Borrowings	$3,355,678	$2,128,133	$1,897,558

Additional details regarding short-term borrowings (excluding current maturities of long-term debt) are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At Year End
	(In thousands)
2002
FHLB borrowings	$555,000	$26,986	1.40%	1.30%
Federal funds purchased	1,468,417	1,093,420	1.68%	1.29%
Other short-term borrowings	1,426,472	983,090	1.91%	1.81%

	$3,449,889	$2,103,496	1.78%	1.53%

2001
FHLB borrowings	$425,000	$155,685	5.87%	2.29%
Federal funds purchased	1,470,637	1,010,909	3.84%	1.91%
Other short-term borrowings	748,398	529,034	3.49%	1.90%

	$2,644,035	$1,695,628	3.92%	1.91%

2000
FHLB borrowings	$550,000	$394,440	6.54%	6.89%
Federal funds purchased	918,517	671,916	6.47%	6.64%
Other short-term borrowings	527,824	467,927	5.92%	6.11%

	$1,996,341	$1,534,283	6.32%	6.57%

Long-term borrowings were comprised of the following at December 31, 2002, 2001, and 2000:

	2002	2001	2000
	(In thousands)
FHLB borrowings	$1,517,339	$1,361,938	$574,022
Repurchase agreements (long-term wholesale)	—	88,064	102,325
Subordinated notes*	272,492	254,305	100,000
Trust preferred securities*	197,878	70,000	73,000
Variable rate subordinated debentures	7,725	7,725	7,725
Convertible subordinated debentures	3,100	3,520	4,175
Other	—	588	1,000

Total Long-Term Borrowings	$1,998,534	$1,786,140	$862,247

*	includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note. 8, Derivatives, and Note 13, Long-Term Borrowings, to the consolidated financial statements for further details.

Contractual Obligations and Commercial Commitments

At December 31, 2002, BancGroup had contractual obligations maturing as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-Term Debt*	$2,222,565	$224,031	$621,224	$303,500	$1,073,810
Operating Leases	114,400	15,438	28,105	22,620	48,237

Total Contractual Obligations	$2,336,965	$239,469	$649,329	$326,120	$1,122,047

*	Includes current maturity of long-term debt reported in short-term borrowings.

Convertible subordinated debentures totaling approximately $3.1 million are convertible at any time into shares of BancGroup common stock. Trust Preferred Securities in the amount of $70 million are subject to redemption by BancGroup, in whole or part any time after January 29, 2007 until maturity in January 2017. Trust Preferred Securities in the amount of $100 million are subject to redemption by BancGroup, in whole or part any time after April 1, 2007 until maturity in April 2032.

A schedule of significant commitments at December 31, 2002 follows:

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	Over 1 Year
	(in thousands)
Loan Commitments	$3,612,348	$2,946,998	$665,350
Standby letters of credit	$217,260	$217,260	$—

The $665 million in loan commitments with maturities over one year is 5.7% of total outstanding loans. Less than 21% of these commitments (1.1% of total loans) are unsecured.

Further discussion of these commitments is included in Note 7 to the consolidated financial statements.

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

The amount of a cash dividend, if any, rests with the discretion of the Board of Directors of BancGroup as well as upon applicable statutory constraints such as the Delaware law requirement that dividends may be paid only out of capital surplus and net profits for the fiscal year in which the dividend is declared and the preceding fiscal year.

BancGroup also has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities.

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 2002 are stated below:

Capital (thousands)
Tier I Capital:
Shareholders’ equity (excluding unrealized gain on securities available for sale and intangibles plus Trust Preferred Securities)	$972,565

Tier II Capital:
Allowable loan loss reserve	135,265
Subordinated debt	260,825
45% of net unrealized gains on available for sale equity securities	167

Total Capital	$1,368,822

Risk Adjusted Assets (thousands)	$12,526,320

Total Assets (thousands)	$15,822,355

	2002	2001
Tier I Leverage Ratio	6.50%	6.24%
Risk Adjusted Capital Ratios:
Tier I Capital Ratio	7.76%	7.39%
Total Capital Ratio	10.93%	10.91%

BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The increases in the risk adjusted Tier I ratios shown above are primarily due to the issuance of $100 million in Trust Preferred Securities in 2002.

Regulatory Restrictions

As noted previously, dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

Colonial Bank is also required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2002, these deposits were not material to BancGroup’s funding requirements.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

This information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders

The Colonial BancGroup, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 10 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

/S/    PRICEWATERHOUSECOOPERS LLP

Montgomery, Alabama

February 28, 2003

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2002	2001
	(Dollars in thousands)
ASSETS
Cash and due from banks	$381,549	$373,024
Interest-bearing deposits in banks and federal funds sold	37,872	15,084
Securities available for sale	2,618,129	1,852,439
Investment securities (market value: 2002, $20,972; 2001, $31,064)	20,006	30,055
Mortgage loans held for sale	347,101	35,453
Loans, net of unearned income	11,692,430	10,367,665
Less:
Allowance for loan losses	(135,265)	(122,200)

Loans, net	11,557,165	10,245,465
Premises and equipment, net	231,574	198,983
Goodwill and other intangible assets, net	257,148	113,898
Other real estate owned	20,602	15,553
Accrued interest and other assets	351,209	305,149

Total	$15,822,355	$13,185,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,734,321	$1,439,217
Interest-bearing demand	2,704,479	2,231,166
Savings	511,643	443,666
Time	4,369,292	4,208,930

Total deposits	9,319,735	8,322,979
FHLB short-term borrowings	690,968	50,534
Other short-term borrowings	2,664,710	2,077,599
Subordinated debt	283,317	265,550
Trust preferred securities	197,878	70,000
FHLB long-term debt	1,517,339	1,361,938
Other long-term debt	—	88,652
Other liabilities	76,972	83,077

Total liabilities	14,750,919	12,320,329

Commitments and contingencies (Notes 7, 15, 18)

Shareholders’ equity
Common Stock, $2.50 par value; 200,000,000 shares authorized; 123,700,015 and 115,244,185 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	309,250	288,110
Additional paid in capital	200,886	102,980
Retained earnings	545,223	467,163
Unearned compensation	(2,778)	(3,159)
Accumulated other comprehensive income, net of taxes	18,855	9,680

Total shareholders’ equity	1,071,436	864,774

Total	$15,822,355	$13,185,103

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$670,218	$793,841	$807,598
Interest and dividends on securities:
Taxable	102,281	94,291	95,540
Nontaxable	4,968	5,512	5,669
Dividends	5,004	5,903	5,647
Interest on federal funds sold and securities purchased under resale agreements	773	2,172	2,891
Other Interest	187	448	731

Total interest income	783,431	902,167	918,076

Interest Expense:
Interest on deposits	185,520	323,499	359,460
Interest on short-term borrowings	37,430	66,471	97,002
Interest on long-term debt	99,311	90,268	61,292

Total interest expense	322,261	480,238	517,754

Net Interest Income	461,170	421,929	400,322
Provisions for loan losses	35,980	39,573	29,775

Net Interest Income After Provision for Loan Losses	425,190	382,356	370,547

Noninterest Income:
Service charges on deposit accounts	44,941	42,032	38,596
Wealth Management	10,993	8,670	8,530
Electronic Banking	8,257	6,918	5,639
Mortgage Origination	14,004	8,287	5,892
Securities gains, net	5,701	8,701	538
Other income	18,436	19,101	18,690

Total noninterest income	102,332	93,709	77,885

Noninterest Expense:
Salaries and employee benefits	164,235	144,684	129,254
Occupancy expense of bank premises, net	39,416	35,036	31,572
Furniture and equipment expenses	31,048	29,671	29,493
Amortization of intangible assets	2,813	6,251	5,226
Merger related expenses	874	3,049	—
Other expenses	74,393	65,477	63,146

Total noninterest expense	312,779	284,168	258,691

Income from continuing operations before income taxes	214,743	191,897	189,741
Applicable income taxes	73,872	69,181	69,556

Income from Continuing Operations	140,871	122,716	120,185
Discontinued Operations:
Loss from discontinued operations, net of income taxes of $(445), $(371) and $(450) for the year ended December 31, 2002, 2001, and 2000, respectively	(846)	(613)	(743)
Loss on disposal of discontinued operations, net of income tax benefit of ($2,616)	—	—	(4,322)

Net Income	$140,025	$122,103	$115,120

Earnings per share—Income from continuing operations:
Basic	$1.18	$1.07	$1.05
Diluted	1.17	1.06	1.04
Earnings per share—Net Income:
Basic	$1.17	$1.06	$1.00
Diluted	1.16	1.06	1.00
Average number of shares outstanding:
Basic	119,583	114,811	114,760
Diluted	120,648	115,881	115,653

See Notes to Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net income	$140,025	$122,103	$115,120
Other comprehensive income, net of taxes:
Unrealized gains (losses) on securities available for sale arising during the period, net of taxes	12,909	21,056	23,190
Less: reclassification adjustment for net (gains) included in net income, net of taxes	(3,734)	(5,569)	(18)

Comprehensive income	$149,200	$137,590	$138,292

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001, and 2000

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 1999	113,672,464	$284,182	$123,378	—	$334,666	$(1,622)	$(28,979)	$711,625
Shares issued under:
Directors Plan	88,643	222	838	19				1,079
Stock Option Plans	760,755	1,902	(1,810)	5,192				5,284
Stock Bonus Plan	75,400	188	543	19		(919)		(169)
Employee Stock Purchase Plan	28,601	71	206	237				514
Issuance of common stock by pooled banks prior to merger	21,280	53	22					75
Purchase of treasury stock				(31,934)				(31,934)
Net income					115,120			115,120
Cash dividends ($.44 per share)					(48,867)			(48,867)
Cash dividends by pooled banks prior to merger					(947)			(947)
Conversion of 7½% convertible debt	21,136	53	95					148
Change in unrealized gain (loss) on securities available for sale, net of taxes							23,172	23,172

Balance, December 31, 2000	114,668,279	286,671	123,272	(26,467)	399,972	(2,541)	(5,807)	775,100
Shares issued under:
Directors Plan			41	1,167				1,208
Stock Option Plans	167,597	419	737	1,526				2,682
Stock Bonus Plan	(21,975)	(55)	975	1,545		(618)		1,847
Employee Stock Purchase Plan	6,879	17	163	248				428
Issuance of common stock by pooled banks prior to merger	334,440	836	761					1,597
Purchase of treasury stock				(8,773)				(8,773)
Sale of treasury stock			2,010	5,342				7,352
Issuance of shares for business Combination			(25,412)	25,412				—
Net income					122,103			122,103
Cash dividends ($.48 per share)					(53,634)			(53,634)
Cash dividends by pooled banks prior to merger					(1,278)			(1,278)
Conversion of 7½% convertible debt	88,965	222	433					655
Change in unrealized gain (loss) on securities available for sale, net of taxes							15,487	15,487

Balance, December 31, 2001	115,244,185	288,110	102,980	—	467,163	(3,159)	9,680	864,774

Shares issued under:
Directors Plan	86,638	217	709					926
Stock Option Plans	211,126	528	1,793					2,321
Stock Bonus Plan	48,880	122	780			381		1,283
Employee Stock Purchase Plan	32,820	82	365					447
Issuance of shares for business combinations	8,016,376	20,041	93,989	40,501				154,531
Purchase of treasury stock				(40,501)				(40,501)
Net income					140,025			140,025
Cash dividends ($.52 per share)					(61,965)			(61,965)
Conversion of 7½% convertible debt	59,990	150	270					420
Change in unrealized gain (loss) on securities available for sale, net of taxes							9,175	9,175

Balance, December 31, 2002	123,700,015	$309,250	$200,886	$—	$545,223	$(2,778)	$18,855	$1,071,436

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$140,025	$122,103	$115,120
Adjustments to reconcile net income:
Loss on disposal of discontinued operations, net of taxes	—	—	4,322
Depreciation, amortization and accretion	18,803	27,853	29,495
Amortization and impairment of mortgage servicing rights	—	—	13,432
Provision for loan loss	35,980	39,573	29,775
Deferred taxes	892	531	(4,128)
Gain on sale of securities, net	(5,701)	(8,701)	(538)
Gain on sale and disposal of other assets	—	—	(1,492)
Decrease in mortgage servicing rights, net	—	—	224,973
Net (increase) decrease in mortgage loans held for sale	(311,648)	(25,587)	23,284
Decrease (increase) in interest and other receivables	19,445	822	(15,522)
Decrease (increase) in prepaids	(4,132)	2,163	1,765
Decrease (increase) in other assets	(17,320)	(3,582)	2,208
Decrease in accrued expenses & accounts payable	(42,344)	(6,878)	(7,354)
Decrease in accrued income taxes	—	(83)	(23)
(Decrease) increase in interest payable	(7,130)	(18,830)	7,805
Other, net	2,231	4,457	(5,963)

Total adjustments	(310,924)	11,738	302,039

Net cash (used in) provided by operating activities	(170,899)	133,841	417,159

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	1,212,521	541,185	214,235
Proceeds from sales of securities available for sale	287,431	521,756	209,429
Purchase of securities available for sale	(2,197,181)	(1,416,558)	(346,384)
Proceeds from maturities of investment securities	10,205	23,418	17,333
Purchase of investment securities	(108)	—	—
Net increase in loans	(779,985)	(656,931)	(1,248,350)
Purchase of bank owned life insurance	—	(20,000)	(30,000)
Cash received in bank acquisitions	56,541	249,240	—
Capital expenditures	(67,659)	(29,056)	(22,077)
Proceeds from sale of other real estate owned	11,957	7,223	10,951
Proceeds from sale of premises and equipment	18,515	3,742	2,153
Investment in affiliates	(4,091)	(7,750)	—
Other, net	—	764	—

Net cash used in investing activities	(1,451,854)	(782,967)	(1,192,710)

Cash flows from financing activities:
Net increase (decrease) in demand, savings, and time deposits	377,239	(439,513)	183,039
Net increase in federal funds purchased, repurchase agreements and other short-term borrowings	1,092,110	485,568	578,703
Proceeds from issuance of long-term debt	450,000	937,916	259,000
Repayment of long-term debt	(165,585)	(272,667)	(183,171)
Purchase of treasury stock	(40,501)	(8,773)	(31,934)
Proceeds from issuance of common stock	2,768	4,707	6,084
Proceeds from sale of treasury stock	—	7,352	—
Dividends paid	(61,965)	(54,912)	(49,347)

Net cash provided by financing activities	1,654,066	659,678	762,374

Net increase (decrease) in cash and cash equivalents	31,313	10,552	(13,177)
Cash and cash equivalents at beginning of year	388,108	377,556	390,733

Cash and cash equivalents at December 31	$419,421	$388,108	$377,556

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$329,410	$499,527	$510,341
Income taxes	79,010	69,181	71,728
Non-cash investing activities:
Transfer of loans to other real estate	$16,325	$8,399	$10,959
Securitization of residential real estate loans	—	307,000	—
Non-cash financing activities:
Conversion of subordinated debentures to common stock	$420	$655	$148
Assets (non-cash) acquired in business combinations	786,390	159,801	—
Liabilities assumed in business combinations	688,400	409,041	—
Reissuance of treasury stock for business combinations	40,501	25,412
Reissuance of treasury stock for stock plans	—	3,319	5,448

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting and Reporting Policies

The Colonial BancGroup, Inc. (“BancGroup” or the “Company”) and its subsidiaries operate predominantly in the domestic commercial banking industry. The accounting and reporting policies of BancGroup and its subsidiaries conform to the accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

Basis of Presentation.    The consolidated financial statements of BancGroup for 2000 have been previously restated to give retroactive effect to the pooling-of-interests method business combination with Manufacturers Bancshares, Inc. (“Manufacturers”) on October 25, 2001.

The consolidated financial statements and notes to consolidated financial statements include the accounts of BancGroup and those subsidiaries that are majority owned by BancGroup and over which BancGroup exercises control. All significant intercompany balances and transactions have been eliminated.

Investments in companies in which BancGroup has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) are generally accounted for by the equity method of accounting. These investments are normally included in other assets and BancGroup’s proportionate share of income or loss is included in other noninterest income.

Use of Estimates in the Preparation of Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.    BancGroup considers cash and highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest-bearing deposits in banks and Federal funds sold.

Business Combinations.    Since the issuance of SFAS 141, Business Combinations, by the Financial Accounting Standards Board, business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

Prior to SFAS 141, certain business combinations not accounted for as purchase acquisitions were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, stockholders’ equity, and results of operations of the merged entity with the Corporation’s respective accounts at historical amounts. Prior period financial statements were then restated to give effect to business combinations accounted for under this method.

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

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders’ equity.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

Realized and unrealized gains and losses are based on the specific identification method.

Mortgage Loans Held For Sale.    Mortgage loans held for sale, which include both originated mortgage loans and acquired short-term participations in pools of mortgage loans, are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. Gains or losses on the sale of mortgage loans held for sale are included in other income.

Loans.    Loans are stated at face value, net of unearned income. Interest income on loans is recognized under the “interest” method except for certain installment loans where interest income is recognized under the “Rule of 78’s” (sum-of-the-months digits) method, which does not produce results significantly different from the “interest” method. Nonrefundable fees and costs associated with originating or acquiring loans are recognized under the interest method as a yield adjustment over the life of the corresponding loan.

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

Management’s ongoing evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank’s past loan loss experience for pools of homogeneous loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in, or re-allocation of the allowance.

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

Income Recognition on Impaired and Nonaccrual Loans.    Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management’s discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2002, 2001 and 2000.

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

Other Real Estate Owned.    Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of the loan balance prior to foreclosure, plus certain costs incurred for improvements to the property (“cost”) or market value less estimated costs to sell the property. Any write-down from the cost to market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income or expense.

Goodwill and Other Intangible Assets.    Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, BancGroup adopted SFAS 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. The standard also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment if a triggering event occurs, as described by SFAS No. 144. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of BancGroup’s other intangible assets have finite lives and are amortized on a straight-line basis over an 8-year period. Prior to the adoption of SFAS 142, BancGroup’s goodwill was amortized over a period up to 25 years using the straight-line method or an accelerated method, as applicable. Note 10 includes a summary of BancGroup’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.

Mortgage Servicing Rights, Amortization and Impairment.    Prior to the discontinuation of mortgage servicing activities in 2000, BancGroup recognized as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination activities. The total cost of mortgage loans held for sale were allocated to mortgage loans held for sale and mortgage servicing rights, based on their relative fair values at date of sale. Amortization of mortgage servicing rights (“MSR”) was based on the ratio of net servicing income received in the current period to total net servicing

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income projected to be realized from the MSR. The carrying value of MSR was evaluated for impairment, which was recognized in the statement of income during the period in which impairment occurred as an adjustment to a valuation allowance.

Hedging of MSR.    Prior to discontinuation of mortgage servicing activities in 2000, BancGroup utilized derivative contacts that were expected to change in value inversely to the movement of interest rates (“Servicing Hedges”). These derivatives included CMT floors, CMS floors and PO strips. The Servicing Hedges were designed to protect the value of the hedged MSR from the effects of increased prepayment activity that generally resulted from declining interest rates. The value of the hedging instruments was derived from underlying instruments; however, the notional or contractual amount was not recognized in the balance sheet. The carrying value of the MSR was adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting. To qualify for hedge accounting, changes in net value of the Servicing Hedges were expected to be highly correlated with changes in the value of the hedged MSR throughout the hedge period. The Company measured initial and ongoing correlation by statistical analysis and dollar value offset comparison of the relative movements of the Servicing Hedges and related MSR.

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

Income Taxes.    BancGroup uses the asset and liability method of accounting for income taxes (See Note 22). Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

Stock-Based Compensation.    SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the Company’s options granted in 2002, 2001 and 2000 vest ratably over a period of five years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

The Company’s actual and pro forma information follows (in thousands except per share data):

	Year Ended December 31
	2002	2001	2000
Net income:
As reported	$140,025	$122,103	$115,120
Deducts: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,845)	(3,793)	(1,400)

Pro forma net income	$136,180	$118,310	$113,720

Basic earnings per share:
As reported	$ 1.17	1.06	1.00
Pro forma	$ 1.14	1.03	0.99
Diluted earnings per share
As reported	$ 1.16	1.05	0.99
Pro forma	$ 1.13	1.02	0.98

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.41%, 3.92% and 3.16%; expected volatility of 32%, 34% and 42% for 2002, 2001, and 2000; risk-free interest rates of 4.17%, 5.18% and 5.82% for 2002, 2001, and 2000, respectively; and expected lives of ten years. The weighted average fair values of options granted during 2002, 2001 and 2000 were $3.13, $3.61, and $3.52, respectively.

Derivative Instruments and Hedging Activities.    The goal of BancGroup’s interest rate risk process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are occasionally used to hedge specific assets or liabilities as a part of this overall process. BancGroup is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. BancGroup formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Derivative instruments that are used as part of BancGroup’s interest-rate risk-management strategy consist primarily of interest-rate swaps. Interest-rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a notional principal amount, interest rate index and maturity date.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BancGroup is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes BancGroup, and, therefore, creates a repayment risk for BancGroup. When the fair value of a derivative contract is negative, BancGroup owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are approved by ALMCO.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates has on the value of a financial instrument. BancGroup manages the market risk by using derivatives chiefly for hedging purposes, and then monitoring the effectiveness of the hedges.

BancGroup’s derivatives activities are monitored by ALMCO as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. ALMCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest–rate risk-management and strategies.

Advertising Costs.    Advertising costs are expensed as incurred.

Reclassifications.    Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentations.

Recently Issued Accounting Standards.    On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Intangible Assets”. This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years (See Note 10).

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Standard is effective for BancGroup beginning January 1, 2003, and it’s adoption is not expected to have a material impact on results of operations, financial position, or liquidity.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The provisions of SFAS No. 144 did not have a material impact on results of operations, financial position, or liquidity.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. In

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This statement is effective October 1, 2002 and amends FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 stipulates that the acquisition of all or part of a financial institution will now be accounted for under SFAS No. 141 and 142. SFAS No. 147 also stipulated that the core deposit intangible assets, related to the acquisition of financial institutions, will now be subjected to the impairment testing requirements of SFAS No. 144. The provisions of SFAS No. 147 did not have a material impact on results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies—Stock Based Compensation, in the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. See Note 18, Stock Based Compensation, in the Notes to Consolidated Financial Statements, for further discussion of the Company’s stock based plans.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of , the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 7, Financial Instruments with Off-Balance-Sheet Risk, and Note 24, Fair Value of Financial Instruments, in the Notes to Consolidated Financial Statements, for additional discussion of BancGroup’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”)

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Colonial will not be affected by adoption of this Interpretation.

2.    Business Combinations

BancGroup completed the acquisition of Mercantile Bancorp, Inc. (“Mercantile”) and Palm Beach National Holding Company (“Palm Beach”), along with their wholly owned subsidiary banks on March 28, 2002 and September 3, 2002, respectively. The results of operations for both acquisitions are included in the consolidated financial statements since those dates. Mercantile operated four branch offices in Dallas, Texas and one in Austin, Texas. Palm Beach operated eight branch offices in Palm Beach County, Florida. These acquisitions were the result of BancGroup’s ongoing effort to expand operations in high growth regions.

The cost of these acquired companies was $74.9 million and $92.1 million, respectively. These costs included the issuance of 4,652,809 and 6,118,967 shares of BancGroup common stock, including 2,755,400 treasury shares, to the shareholders of Mercantile and Palm Beach. The market values of the stock at acquisition were $14.91 and $13.92 per share, representing a total market value of $69.4 million and $85.2 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition:

	Mercantile	Palm Beach
	(in thousands)
Assets:
Cash	$13,089	$43,452
Securities available for sale	42,703	22,775
Loans, net of allowance for loan loss	279,002	280,730
Premises and equipment	4,390	3,490
Core Deposit Intangibles	14,981	11,320
Goodwill (non-deductible)	53,167	59,388
Accrued interest and other assets	8,542	5,902

Total Assets	415,874	427,057

Liabilities:
Deposits	303,334	316,183
FHLB borrowings	12,449	5,077
Subordinated Debt	8,000	—
Other liabilities	22,734	20,623

Total Liabilities	346,517	341,883

Net Assets	$69,357	$85,174

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations for the years ended December 31, 2002 and 2001, as if the acquisitions had occurred at January 1, 2001. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition had occurred at January 1, 2001:

	2002	2001
	(in thousands, except per share amount)
Net Interest Income	476,580	449,584
Net Income	141,061	126,303
Basic EPS	1.13	1.01
Diluted EPS	1.12	1.00

3.    Securities

The carrying and market values of investment securities are summarized as follows:

Investment Securities

	2002				2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$133	$—	$633	$500	$79	$—	$579
Mortgage-backed securities	3,584	198	—	3,782	6,584	230	(8)	6,806
Obligations of state and political subdivisions	14,789	634	—	15,423	21,846	707	—	22,553
Other	1,133	1	—	1,134	1,125	1	—	1,126

Total	$20,006	$966	$—	$20,972	$30,055	$1,017	$(8)	$31,064

The carrying and market values of securities available for sale are summarized as follows:

Securities Available For Sale

	2002				2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,585	$903	$—	$31,488	$57,563	$1,769	$—	$59,332
Mortgage-backed securities	1,755,682	26,093	(1,643)	1,780,132	1,455,493	17,846	(2,806)	1,470,533
Obligations of state and political subdivisions	78,746	4,658	(6)	83,398	87,083	2,467	(53)	89,497
Other	724,340	6,918	(8,147)	723,111	237,426	1,798	(6,147)	233,077

Total	$2,589,353	$38,572	$(9,796)	$2,618,129	$1,837,565	$23,880	$(9,006)	$1,852,439

The majority of the above securities are traded on national exchanges and as such, the market values are based upon quotes from those exchanges. The market values of certain obligations of states and political subdivisions were established with the assistance of an independent pricing service. They were based on

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available market data reflecting transactions of relatively small size and not necessarily indicative of the prices at which large amounts of particular issues could be readily sold or purchased.

Included within securities available for sale are $130,224,600 and $87,250,500 in Federal Home Loan Bank and Federal Reserve stock at December 31, 2002 and 2001, respectively. Securities with a carrying value of approximately $2,165,459,000 and $1,299,748,000 at December 31, 2002 and 2001 respectively, were pledged for various purposes as required or permitted by law.

Gross gains of $5,701,000, $8,701,000 and $606,000 and gross losses of $0, $0 and $68,000 were realized on sales of securities for 2002, 2001 and 2000, respectively.

The amortized cost and market value of debt securities at December 31, 2002, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Investment Securities		Securities Available For Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
2002
Due in one year or less	$5,020	$5,054	$15,345	$15,574
Due after one year through five years	6,483	6,875	78,753	82,282
Due after five years through ten years	3,959	4,125	37,382	38,812
Due after ten years	960	1,136	571,966	570,740

Total	16,422	17,190	703,446	707,408
Mortgage-backed securities	3,584	3,782	1,755,682	1,780,133
Equity securities	—	—	130,225	130,588

Total	$20,006	$20,972	$2,589,353	$2,618,129

4.    Loans

A summary of loans follows:

	2002	2001
	(In thousands)
Commercial, financial and agricultural	$1,069,919	$1,145,409
Real estate-commercial	3,768,745	3,417,517
Real estate-construction	2,821,631	2,295,675
Real estate-residential	1,937,572	1,942,821
Installment and consumer	237,293	240,836
Mortgage Warehouse Lending	1,763,052	1,286,399
Other	94,280	39,019

Subtotal	11,692,492	10,367,676
Unearned income	(62)	(11)

Total	$11,692,430	$10,367,665

BancGroup’s lending is concentrated in Alabama, Florida, Georgia, Nevada and Texas and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits either geographically or by borrower, which would expose BancGroup to unacceptable amounts of risk. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for loan losses. Other than concentrations of credit risk in commercial, residential and construction real estate loans, management is not aware of any significant concentrations.

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

Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 85% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 19% of its total commercial real estate loan portfolio concentrated in any of the above-mentioned income producing activities.

Residential Real Estate loans consist of loans made to finance one-to-four family residences and home equity loans on residences. BancGroup may loan up to 90 to 95% of appraised value on these loans without other collateral or security. These loans are largely made up of adjustable rate loans. The principal risks associated with one-to-four family residential loans are the borrowers’ debt coverage ratios and real estate values.

Real Estate Construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. Loan-to-value ratios for these loans typically do not exceed 80% to 85%. The principal risks associated with these loans are related to the borrowers’ ability to complete the project, local market demand, the sales market, presales or preleasing, and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates, permanent loan take-out commitments, as well as other factors in underwriting construction loans.

In 1998, BancGroup established a mortgage warehouse lending department. This department provides lines of credit collateralized by residential mortgage loans to mortgage companies, predominately in the Southeast. Warehouse loans outstanding at December 31, 2002 and 2001 were $1.8 billion and $1.3 billion, respectively.

BancGroup’s international banking department engages in the issuance and confirmation of letters of credit with U.S. based customers as well as with correspondent banks in Latin America. Funded exposures at December 31, 2002 and 2001 totaled approximately $16 million and $75 million, respectively. Total exposures (funded and unfunded) at December 31, 2002 and 2001 totaled $63 million and $152 million, respectively. BancGroup’s exposure in Argentina was $11.6 million of which 82% was current and on repayment terms at December 31, 2002. However, due to the immaterial balance of these loans and lines of credit in relation to total loans, these amounts are not disclosed in the table(s) separately.

BancGroup evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2002.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2002 are summarized as follows:

Balance 1/1/02	Additions	Reductions	Balance 12/31/02
(In thousands)
$38,994	$12,428	$18,727	$32,695

At December 31, 2002 and 2001, the recorded investment in impaired loans was approximately $70,247,000 and $46,198,000, respectively. The average recorded investment in impaired loans was approximately $47,881,000 and $47,728,000 for the years ended December 31, 2002 and 2001, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans for 2002 and 2001 was $17,604,000 and $19,733,000, respectively. At December 31, 2002, impaired loans with an associated allowance totaled $30,601,000, while $39,646,000 of impaired loans had no related allowance. At December 31, 2001, all impaired loans had an associated allowance. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for either 2002 or 2001.

BancGroup uses several factors in determining if a loan is impaired. Generally, nonaccrual loans as well as loans classified as substandard by internal loan review are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships, and include the accumulation of related data. This data includes loan payment status, borrower’s financial data, collateral value and borrower’s operating factors such as cash flows, operating income or loss.

During 2001, as a part of its normal asset liability management BancGroup securitized $307 million of its single-family real estate loans with the Federal Home Loan Mortgage Corporation (“FHLMC”), a government sponsored agency. The Company received 100% of the securities backed by mortgage loans, which are guaranteed by FHLMC and did not account for the securitization as a sales transaction. At December 31, 2002 $26.6 million of these mortgage-back securities remain in the available for sale securities portfolio and are therefore carried at fair value based on quoted market prices. As it relates to interest rate sensitivity, the fair value of these retained mortgage-backed securities would be expected to react consistently with the other mortgage-backed securities held in BancGroup’s securities portfolio. The Company continues to retain servicing rights for the related mortgage loans. The related servicing asset was not recorded, as the amount was immaterial.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2002 and 2001:

	2002			2001
	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses
	(in thousands)
Total residential real estate loans managed or securitized	$2,429,482	$11,566	$4,657	$2,223,779	$15,195	$2,583
Less:
Loans securitized	144,809	263	—	245,505	253	—
Loans held for sale	347,101	—	—	35,453	—	—

Total residential real estate loans held for investment	$1,937,572	$11,303	$4,657	$1,942,821	$14,942	$2,583
Fair value of retained mortgage-backed securities	$26,588			$96,320

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2002	2001	2000
	(In thousands)
Balance, January 1	$122,200	$110,055	$99,027
Addition due to acquisitions	7,834	1,296	—
Provision charged to income	35,980	39,573	29,775
Loans charged off	(35,634)	(32,729)	(23,447)
Recoveries	4,885	4,005	4,700

Balance, December 31	$135,265	$122,200	$110,055

6.    Discontinued Operations

Colonial Bank sold the rights to service approximately $5 billion of mortgage loans on August 28, 2000. Final transfer of servicing was completed in the fourth quarter of 2000. With the completion of this transaction, BancGroup exited the mortgage servicing business.

BancGroup recorded a loss on disposal of the discontinued operation of $4.3 million after tax. The results of the mortgage servicing business have been classified as discontinued operations in the accompanying financial statements. Loss from discontinued operations, net of income taxes, for the years ended December 31, 2002, 2001 and 2000 were approximately $846,000, $613,000 and $743,000, respectively. These amounts consist primarily of revisions to the estimate of the cost to complete the disposition of the business, which involve costs associated with the delivery of documents and the related indemnifications.

7.    Financial Instruments with Off-Balance-Sheet Risk

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

BancGroup’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans is represented by the contractual amount of those instruments. BancGroup uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. BancGroup has no significant concentrations of credit risk with any individual counter-party to originate loans. The total amounts of financial instruments with off-balance sheet risk as of December 31, 2002 and 2001 are as follows:

	Contract Amount
	2002	2001
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$3,612,348	$2,939,904
Standby letters of credit	217,260	243,873

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit and funding loan commitments is essentially the same as that involved in extending loan facilities to customers.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2002, these commitments are not reflected on the consolidated balance sheet. However, as discussed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of January 1, 2003 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2002, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $219 million.

8.    Derivatives

Fair Value Hedges:

All of BancGroup’s fair value hedge positions have qualified for short cut accounting treatment, therefore for the year ended December 31, 2002, BancGroup recognized no profit or loss impact from changes in value of these fair-value hedges.

In 2002, BancGroup entered into interest-rate swaps to convert the interest rates on $100 million and $70 million trust preferred securities from fixed rate to floating. Also during 2002, in connection with the purchase of short-term participations in pools of mortgage loans, BancGroup has executed agreements to sell the mortgage loan participations back to the originating bank for an amount equal to BancGroup’s original acquisition cost. These forward sales commitments eliminate BancGroup’s market risk on the acquired participations, which are classified as Mortgage Loans Held for Sale. Because the participations and the sales commitment are in place for such a short term, the market values, which would be equal and offsetting, have been determined to be immaterial. The related balances of all interest rate swaps and other derivatives as of December 31, 2002 and 2001 are shown below:

December 31, 2002

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
(In thousands)
Interest rate swap	$170,000	$19,878	Fixed Rate Trust Preferred Security
Interest rate swap	150,000	23,499	Fixed Rate Long-Term Debt
Interest rate swap	11,062	(1,007)	Fixed Rate Commercial Loans
Forward commitment to sell mortgage loans	275,268	—	Mortgage loans held for sale

December 31, 2001

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
(In thousands)
Interest rate swap	150,000	4,306	Fixed Rate Long-Term Debt
Interest rate swap	12,571	(506)	Fixed Rate Commercial Loans

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 1, Summary of Significant Accounting and Reporting Policies, and Note 13, Long-Term Borrowings, for further information regarding these hedging transactions.

MSR Hedges:

For the financial contracts listed below, all of which expired or were cancelled prior to the adoption of FASB 133, BancGroup’s exposure to interest rate risk was mitigated by the expected inverse relationship these instruments have with mortgage servicing rights.

The following summarizes the notional amounts of BancGroup’s derivative contracts:

	CMT Floors	PO Strips	CM Floors
	(In thousands)
Balance, January 1, 2000	$455,000	$71,303	$293,000
Additions	—	—	—
Dispositions/Expirations/Amortization	(455,000)	(71,303)	(293,000)

Balance, December 31, 2000	$—	$—	$—

Commitments to Originate and Sell Mortgage Loans:

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans that, upon closing, will be sold to third party correspondent banks. BancGroup enters into agreements to sell the individual loans at the same time the commitment to originate is finalized. While the forward sales commitments effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS 133 and are recorded at their respective fair values, which are essentially equal and offsetting. The notional amounts and approximate fair values of these mortgage loan origination and sales commitments are $4.9 million and $85,000 at December 31, 2002.

9.    Premises and Equipment

Premises and equipment are summarized as follows:

	2002	2001
	(In thousands)
Land	$58,616	$49,348
Bank premises	133,851	127,319
Equipment	121,934	114,716
Leasehold improvements	33,677	31,007
Construction in progress	11,935	1,938
Automobiles and airplane	24,864	18,113

Total	384,877	342,441

Less accumulated depreciation and amortization	(153,303)	(143,458)

Premises and equipment, net	$231,574	$198,983

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 on January 1, 2002, BancGroup ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001. The following table shows the pro forma effect of applying SFAS 142 to the 2001 and 2000 periods (in thousands, except per share amounts).

	Year Ended December 31,
	2002	2001	2000
Reported net income	$140,025	$122,103	$115,120
Goodwill amortization, net of tax	—	$5,672	$5,064

Adjusted net income	$140,025	$127,775	$120,184

Reported basic earnings per share	$1.17	$1.06	$1.00
Goodwill amortization, net of tax	—	$0.05	$0.04

Adjusted basic earnings per share	$1.17	$1.11	$1.04

Reported diluted earnings per share	$1.16	$1.06	$1.00
Goodwill amortization, net of tax	—	$0.05	$0.04

Adjusted diluted earnings per share	$1.16	$1.11	$1.04

A summary of goodwill by line of business follows (in thousands):

	January 1, 2002	Goodwill acquired	Impairment Losses	December 31, 2002
Commercial Banking	$103,055	$112,973	—	$216,028
Parent and other	9,649	—	—	9,649

Total	$112,704	$112,973	—	$225,677

Goodwill acquired during 2002 is primarily related to First Mercantile and Palm Beach acquisitions and is further discussed in Note 2.

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Amortizable intangible assets at December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Core deposits
Gross carrying amount	$34,600	$4,252
Less: accumulated amortization	(3,483)	(86)

Net carrying amount	31,117	4,166

Other intangibles
Gross carrying amount	425	—
Less: accumulated amortization	(71)	—

Net carrying amount	354	—

Total finite-lived intangibles
Gross carrying amount	35,025	4,252
Less: accumulated amortization	(3,554)	(86)

Net carrying amount	$31,471	$4,166

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense on finite-lived intangible assets totaled $2,813,000, $144,000, and $64,000 for 2002, 2001, and 2000, respectively. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be $4.3 million for years ended December 31, 2003 through 2007.

11.    Time Deposits

Certificates of deposit of less than $100,000 totaled $2.4 billion at December 31, 2002, while certificates of deposit of $100,000 or more totaled $1.6 billion. At December 31, 2002, the scheduled maturities of certificates of time deposits were as follows:

(in thousands)
2003	$3,190,671
2004	605,464
2005	209,677
2006	94,279
2007	253,481
Thereafter	15,720

Total	$4,369,292

12.    Short-Term Borrowings

Short-term borrowings are summarized as follows:

	2002	2001	2000
	(In thousands)
FHLB borrowings	$555,000	$50,000	$425,000
Federal funds purchased	1,278,378	1,412,521	829,386
Repurchase agreements (retail)	582,381	541,816	325,031
Repurchase agreements (wholesale)	700,823	109,000	—
Commercial paper	15,065	—	—
Current maturity of long-term debt	224,031	14,796	314,671
Other short-term borrowings	—	—	3,470

Total Short-Term Borrowings	$3,355,678	$2,128,133	$1,897,558

BancGroup is a member of the Federal Home Loan Bank (“FHLB”). At December 31, 2002 and 2001, BancGroup had borrowings of $2.2 billion and $1.4 billion outstanding of which $1.5 billion and $1.4 billion, respectively, are included in long-term debt. The remaining $690 million and $51 million were included in short-term borrowings at each year-end. FHLB credit availability at December 31, 2002 was $486 million based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit, and second mortgage loans, along with specified mortgage-backed securities.

BancGroup has a revolving credit facility with an unaffiliated financial institution totaling $25 million of which $0 was outstanding at December 31, 2002 and 2001. This facility bears interest at 0.85% above LIBOR and expires in August 2003.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Long-Term Borrowings

Long-term debt is summarized as follows:

	2002	2001
	(In thousands)
7½ % Convertible Subordinated Debentures	$2,375	$2,795
7% Convertible Subordinated Debentures	725	725
Variable Rate Subordinated Debentures	7,725	7,725
Subordinated Notes	272,492	254,305
Trust Preferred Securities	197,878	70,000
FHLB Borrowings	1,517,339	1,361,938
Repurchase agreements (wholesale)	—	88,064
Promissory Note	—	588

Total	$1,998,534	$1,786,140

The 7½% Convertible Subordinated Debentures due March 31, 2011 (“1986 Debentures”) issued in 1986 are convertible at any time into shares of BancGroup Common Stock, at the conversion price of $7.00 principal amount of 1986 Debentures, subject to adjustment upon the occurrence of certain events, for each share of stock received. The 1986 Debentures are redeemable at the option of BancGroup at the face amount plus accrued interest. In the event all of the remaining 1986 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1986 Indenture, approximately 339,000 shares of such Common Stock would be issued.

The 7% Convertible Subordinated Debentures due December 31, 2004 (“1994 Debentures”), were issued by D/W Bancshares prior to being merged into BancGroup. The 1994 Debentures are convertible into BancGroup Common Stock, at the conversion price of $7.58 principal amount of the 1994 Debentures, subject to adjustment upon occurrence of certain events, for each share of stock received. In the event all of the remaining 1994 Debentures are converted into shares of BancGroup Common Stock in accordance with the 1994 Indenture, approximately 96,000 shares of such Common Stock would be issued.

In connection with the ASB Bancshares, Inc. acquisition, on February 5, 1998, BancGroup issued $7,725,000 of variable rate subordinated debentures due February 5, 2008 (“1998 Debentures”). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum).

On March 15, 1999, BancGroup issued $100 million of subordinated notes, due March 15, 2009. The notes bear interest at 8.00% and are not subject to redemption prior to maturity.

On May 23, 2001, Colonial Bank issued $150 million in 9.375% subordinated notes due June 1, 2011, for general corporate and banking purposes, that qualify as Tier II capital. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 3.28%, which as of December 31, 2002 was 4.66%. The fair market value of the swap at December 31, 2002 was $23.5 million.

On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of Trust Preferred Securities. The securities bear interest at 8.92% and are subject to redemption by BancGroup, in whole or in part at any time after January 29, 2007 until maturity in January 2017. It is unlikely that redemption will occur prior to maturity. On May 14, 2002, BancGroup executed an interest rate swap whereby BancGroup will receive a

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed rate and pay a floating rate effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 2.23%, which as of December 31, 2002 was 3.61%. The fair market value of the swap at December 31, 2002 was $8.2 million.

On March 21, 2002, BancGroup issued, through a special purpose trust, $100 million of Trust Preferred Securities. The securities bear interest at 8.32% and are subject to redemption by BancGroup, in whole or in part at any time after April 1, 2007 until maturity in April 2032. It is unlikely that redemption will occur prior to maturity. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 1.40%, which as of December 31, 2002 was 2.78%. The fair market value of the swap at December 31, 2002 was $11.7 million.

In March 2002, BancGroup added $8 million in Trust Preferred Securities as part of the acquisition of Mercantile. The securities bear interest of 7.75% and mature in September 2032.

The subordinated debentures, notes and Trust Preferred Securities described above are subordinate to substantially all remaining liabilities of BancGroup.

BancGroup had long-term FHLB Borrowings outstanding of $1.5 billion and $1.4 billion at December 31, 2002 and 2001, respectively. These borrowings bear interest rates of 1.20% to 7.53% and mature from 2004 to 2013.

At December 31, 2002, long-term debt, including the current portion, is scheduled to mature as follows:

	Parent Only	Consolidated BancGroup
	(In thousands)
2003	$—	$224,031
2004	725	459,894
2005	—	161,330
2006	—	203,500
2007	—	100,000
Thereafter	207,978	1,073,810

Total	$208,703	$2,222,565

14.    Capital Stock

In addition to the authorized BancGroup common stock currently outstanding, the Board of Directors is authorized to issue shares of the preference stock in one or more series, and in connection with such issuance, to establish the relative rights, preferences, and limitations of each such series. Shareholders of BancGroup may not act by written consent or call special meetings.

15.    Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $164 million of retained earnings plus certain 2003 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2003 without prior approval from the respective regulatory authorities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Colonial Bank is required by law to maintain noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2002, these deposits were not material to BancGroup’s funding requirements.

BancGroup and Colonial Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on BancGroup’s financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BancGroup and Colonial Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BancGroup’s and Colonial Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” BancGroup and Colonial Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BancGroup’s category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

	Actual		For Capital Adequacy Purposes Amount	Ratio		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio*				Amount	Ratio
	(in thousands)
As of December 31, 2002
Total Capital (to risk weighted assets)
Consolidated	$1,368,822	10.93%	$1,002,106	≥	8.0%	$1,252,632	≥	10.0%
Colonial Bank	1,319,827	10.56	999,991	≥	8.0	1,249,988	≥	10.0
Tier I Capital (to risk weighted assets)
Consolidated	972,565	7.76	501,053	≥	4.0	751,579	≥	6.0
Colonial Bank	934,395	7.48	499,995	≥	4.0	749,993	≥	6.0
Tier I Capital (to average assets)
Consolidated	972,565	6.50	619,786	≥	4.0	774,733	≥	5.0
Colonial Bank	934,395	6.04	618,370	≥	4.0	772,963	≥	5.0
As of December 31, 2001
Total Capital (to risk weighted assets)
Consolidated	$1,188,773	10.91%	$871,459	≥	8.0%	$1,089,324	≥	10.0%
Colonial Bank	1,189,809	10.92	871,601	≥	8.0	1,089,501	≥	10.0
Tier I Capital (to risk weighted assets)
Consolidated	805,107	7.39	435,730	≥	4.0	653,595	≥	6.0
Colonial Bank	817,388	7.50	435,800	≥	4.0	653,700	≥	6.0
Tier I Capital (to average assets)
Consolidated	805,107	6.24	520,875	≥	4.0	651,093	≥	5.0
Colonial Bank	817,388	6.38	520,309	≥	4.0	650,386	≥	5.0

*	These ratios are subject to regulatory review

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Leases

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2002 were as follows:

(In thousands)
2003	$15,438
2004	14,393
2005	13,712
2006	12,701
2007	9,919
Thereafter	48,237

Total	$114,400

Rent expense for all leases amounted to $23,340,000 in 2002, $19,317,000 in 2001 and $16,982,000 in 2000, respectively.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Employee Benefit Plans

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. BancGroup’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the frozen entry age actuarial method. Actuarial computations for financial reporting purposes are based on the projected unit credit method.

Employee pension benefit plan status at December 31:

	2002	2001
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$32,546	$29,269
Service cost	3,304	3,174
Interest cost	2,554	2,291
Plan Amendments	0	54
Actuarial gain (loss)	2,727	(1,231)
Benefits paid	(961)	(1,011)

Benefit obligation at December 31	40,170	32,546

Change in plan assets:
Fair value of plan assets at January 1	23,571	21,130
Actual return on plan assets	(2,587)	173
Employer contributions	3,976	3,279
Benefits paid	(961)	(1,011)

Fair value of plan assets at December 31	23,999	23,571

Funded status at December 31	(16,171)	(8,974)
Unrecognized net actuarial loss	10,388	2,976
Unrecognized prior service cost	83	92
Unrecognized net transition obligation	(11)	(17)

Accrued benefit cost at December 31	$(5,711)	$(5,923)

	2002	2001

Weighted-average assumptions for the measurement period:
Discount Rate	6.75%	7.25%
Expected return on plan assets	9.00	9.00
Rate of compensation increase	4.00	4.25

	2002	2001	2000
	(In thousands)
Components of net periodic benefit cost for the year ended December 31:
Service cost	$3,304	$3,174	$2,932
Interest cost	2,554	2,291	2,039
Expected return on plan assets	(2,195)	(1,968)	(2,081)
Amortization of transition asset	(6)	(6)	(6)
Amortization of prior service cost	9	5	5

Net annual benefit cost	$3,666	$3,496	$2,889

At both December 31, 2002 and 2001, the pension plan assets included investments of 164,520 shares of BancGroup Common Stock representing 8% and 10% of pension plan assets, respectively. At December 31,

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, BancGroup Common Stock included in pension plan assets had a cost and market value of approximately $616,429 and $1,962,724, respectively. Pension plan assets are distributed with approximately 11% in Cash and Cash Equivalents, 20% in U.S. Government and agency issues, 6% in corporate bonds, 46% in equity securities (including BancGroup Common Stock) and 17% in mutual funds.

BancGroup also has an incentive savings plan (the “Savings Plan”) for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of participation in the Savings Plan. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of Common Stock of BancGroup. Charges to operations for this plan and similar plans of combined banks amounted to approximately $1,759,000, $1,899,000 and $2,023,000 for 2002, 2001 and 2000, respectively.

18.    Stock Plans

The 2001 Long Term Incentive Stock Option Plan (“the LTIP”) provides for the granting of various types of incentive stock-based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. The LTIP was approved by the stockholders of BancGroup at their 2001 annual meeting. Shares authorized to be issued under the LTIP total 10,000,000 of BancGroup common stock. All options expire no more than ten years from the date of grant, or three months after an employee’s termination.

Incentive Stock Options issued under the LTIP are subject to a number of additional limitations including, but not limited to: (i) the options cannot be issued at less than the fair market value of BancGroup common stock on the date they are granted, (ii) the aggregate fair market value (determined as of the date of grant) of all shares of BancGroup common stock with respect to which such options are first exercisable by a participant in any calendar year may not exceed $100,000; and (iii) the exercise price of such options issued to any individual who owns 10% or more of the combined voting power of BancGroup may not be less than 110% of the fair market value of BancGroup common stock on the date such options are granted and such options must expire not later than five years from the date they are granted. At December 31, 2002, there were 1,127,862 incentive stock options outstanding under the LTIP.

Nonqualified stock options issued under the LTIP may be issued at an exercise price of not less than 85% of the fair market value of BancGroup common stock on the date of the grant. Stock appreciation rights issued under the LTIP must not be less than the fair market value of BancGroup common stock on the date of grant. At December 31, 2002, there were 54,938 nonqualified stock options outstanding and no stock appreciation rights issued under the LTIP.

The LTIP also provides for the grant of awards in the form of performance units. At the time of grant, performance objectives and other terms and conditions to payment of the units are established. At December 31, 2002, BancGroup has not granted any performance unit awards.

A restricted stock award under the LTIP consists of a grant of BancGroup’s common stock to the recipient subject to terms and conditions, including provisions relating to transferability and forfeiture, as determined at the time of the award. The awards typically vest over a five-year period unless they are subject to specific performance criteria. During 2002, 72,450 restricted stock awards were granted at an average market price of

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$14.20. At December 31, 2002, there were 67,300 restricted stock awards outstanding under the LTIP. A total of $174,000 in compensation expense was charged to operations under this plan for the year ended December 31, 2002. This plan replaces the 1992 Stock Bonus and Retention Plan discussed later. Accordingly, no compensation expense was recognized for years prior to 2002 under the LTIP Plan for Stock Bonus and Retention awards.

The LTIP also allows the grant of stock based awards in other forms and establishes the terms and conditions of the award at the time of grant. At December 31, 2002, BancGroup has not granted any other form of stock-based award.

At December 31, 2002 approximately 8,750,000 remained available for the granting of options under the LTIP.

Prior to the LTIP, BancGroup used the 1992 Incentive Stock Options Plan (“the 1992 Plan”) and the 1992 Nonqualified Stock Option Plan (“the 1992 Nonqualified Plan”) to provide an incentive to certain officers, key management employees and directors. Options granted under the 1992 Plan must have been at a price not less than the fair market value of the shares at the date of grant. Options granted under the 1992 Nonqualified Plan must have been at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after the employee’s termination. Both of these plans were terminated on July 1, 2001 and replaced with the LTIP noted above. As of December 31, 2002, there were 1,965,246 incentive stock options and 651,699 nonqualified stock options outstanding under the 1992 Plan and the 1992 Nonqualified Plan, respectively. Although options previously granted under the 1992 Plan and the 1992 Nonqualified Plan may still be exercised, no further options may be granted.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 2002, 2001 and 2000.

	Qualified Plans(1)		Nonqualified Plans(1)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,513,632	$11.762	1,840,622	$5.220
Granted (at $8.3438-$11.03 per share)	480,225	10.055	276,024	9.757
Exercised (at $1.54-$10.50 per share)	(109,325)	5.499	(1,153,291)	3.318
Cancelled (at $5.00-$18.2032 per share)	(1,615,167)	14.290	(185,192)	8.994

Outstanding at December 31, 2000	2,269,365	9.865	778,163	8.766

Granted (at $5.00-$14.81 per share)	1,374,800	13.139	82,500	11.798
Exercised (at $3.025-$12.54 per share)	(498,223)	6.874	(163,004)	4.994
Cancelled (at $4.3430-$18.1560 per share)	(253,108)	11.542	(2,572)	4.343

Outstanding at December 31, 2001	2,892,834	11.811	695,087	10.026

Granted (at $11.75-$15.89 per share)	615,562	12.541	55,938	11.824
Exercised (at $3.025-$14.81 per share)	(167,988)	10.997	(42,224)	7.579
Cancelled (at $5.85-$14.81 per share)	(247,300)	12.215	(2,164)	5.850

Outstanding at December 31, 2002	3,093,108	$11.983	706,637	$10.388

(1)	This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

At December 31, 2002, the total shares outstanding and exercisable under these option plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/02	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Aggregate Option Price	Number Exercisable At 12/31/02	Average Exercise Price	Aggregate Option Price
$3.025-$4.223	19,898	1.23	$3.9639	$78,873	19,898	$3.9639	$78,873
$4.625-$7.358	84,426	3.10	6.7618	570,875	84,426	6.7618	570,875
$8.3438-$10.50	1,158,421	5.98	10.0798	11,676,605	649,155	9.9455	6,456,169
$11.03-$12.25	1,246,600	7.80	11.6150	14,479,289	539,450	11.5544	6,233,020
$12.270-$15.890	1,290,400	8.77	13.6062	17,557,502	531,600	12.9820	6,901,239

Total	3,799,745	7.44	$11.6753	$44,363,144	1,824,529	$11.0934	$20,240,176

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (“Directors Plan”) whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2002, 2001, and 2000, respectively, 87,765, 119,019, and 88,643 shares of Common Stock were issued under the Directors Plan, representing approximately $1,238,000, $1,218,000, and $1,079,000 in directors’ fees for 2002, 2001, and 2000, respectively.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and directors by awarding Restricted Stock which shall vest either over a stated time period or based upon performance criteria. A total of $969,000, $1,353,000, and $1,099,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2002, 2001, and 2000, respectively. This plan was replaced in June 2001 with the LTIP plan discussed previously. During 2001 and 2000 the Company awarded 156,906 and 251,000 shares, respectively, under the Stock Bonus and Retention Plan having weighted average market value at grant date of $11.46 and $10.50, respectively. There were 263,910 shares outstanding under this plan at December 31, 2002.

In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 or not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan. There were 253,869 shares issued under this Plan as of December 31, 2002.

On November 30, 2000, the subcommittee of BancGroup’s compensation committee approved a proposal to offer employees of BancGroup and its subsidiaries the opportunity to cancel certain options and be granted replacement options at least six months after the cancellation of the original options (the “Exchange Program”). Participation in the Exchange Program was at the sole discretion of the employee. The subcommittee made the Exchange Program available to all employees with option exercise prices greater than $13.00 per share. The number of shares canceled under this agreement totaled 864,000. On June 18, 2001, 725,500 shares were reissued under this program at $12.54 per share. The subcommittee approved the Exchange Program with the goals of retaining valuable employees and reinstating some value to a portion of BancGroup’s compensation and incentive strategy.

19.    Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2002 will have a materially adverse effect on BancGroup’s financial statements.

20.    Related Parties

BancGroup and Colonial Bank lease premises, including their principal corporate offices, from companies partly owned by a principal shareholder of BancGroup. Amounts paid under these leases and agreements approximated $1.8 million, $2.4 million and $2.3 million in 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, BancGroup and its subsidiaries paid or accrued fees of approximately $2.5 million, $1.7 million and $1.4 million, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

During 2002, BancGroup made loans to real estate joint ventures in which BancGroup owns an equity interest. BancGroup’s risk of loss associated with these entities at December 31, 2002 totaled $4.8 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Merger Related Expenses

The Company has recognized external merger related expenses totaling $874,000, $3,049,000 and $0 for each of the years ended December 31, 2002, 2001 and 2000, respectively. These expenses relate primarily to transaction costs such as legal fees and accounting fees, brokerage commissions, and incremental charges related to the integration of acquired banks, such as system conversion (including contract buy-outs and write offs of equipment) and employee severance.

22.    Other Expense

The following amounts were included in Other Expense:

	2002	2001	2000
	(In thousands)
FDIC and state assessments	$1,861	$2,150	$2,005
Advertising and public relations	6,964	6,093	7,908
Stationery, printing, and supplies	5,319	4,602	4,974
Telephone	8,765	6,920	6,554
Legal	6,560	5,749	4,707
Postage and courier	7,727	7,052	6,867
Insurance	1,885	1,594	1,451
Professional services	7,266	6,863	6,309
Travel	4,167	3,787	3,575
Other	23,879	20,667	18,796

Total	$74,393	$65,477	$63,146

23.    Income Taxes

The components of the provision for income taxes were as follows:

	2002	2001	2000
	(In thousands)
Currently payable
Federal	$71,589	$67,573	$69,308
State	946	706	1,310
Deferred	892	531	(4,128)

Total	$73,427	$68,810	$66,490

The provision for income taxes is presented in the income statement as follows:

	2002	2001	2000
	(In thousands)
Continuing operations	$73,872	$69,181	69,556
Discontinued operations	(445)	(371)	(3,066)

Total	$73,427	$68,810	$66,490

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2002	2001	2000
	(In thousands)
Tax at statutory rate on pre-tax income	$74,708	$66,949	$63,791
Add:
State income taxes, net of federal tax benefit	749	459	805
Amortization of net purchase accounting adjustments	—	1,735	1,724
Tax-exempt income	(3,767)	(3,482)	(3,502)
Other	1,737	3,149	3,672

Total income taxes	73,427	68,810	66,490

The components of BancGroup’s net deferred tax asset as of December 31, 2002 and 2001, were as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$47,467	$43,992
Accrued expenses	2,902	4,492
Fixed assets	2,378	1,801
Other	4,197	3,082

Total deferred tax asset	56,944	53,367

Deferred tax liabilities:
Unrealized gain on securities available for sale	10,216	5,354
Intangible assets	7,127	—
Other	1,772	6,544

Total deferred tax liability	19,115	11,898

Net deferred tax asset	$37,829	$41,469

The net deferred tax asset is included as a component of accrued interest and other assets in the Consolidated Statement of Condition.

BancGroup did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
2002
Basic EPS
Income from continuing Operations	$140,871	119,583	$1.18
Effect of dilutive securities:
Options		586
Convertible debentures	155	479

Diluted EPS	$141,026	120,648	$1.17

2001
Basic EPS
Income from continuing Operations	$122,716	114,811	$1.07
Effect of dilutive securities:
Options		531
Convertible debentures	178	539

Diluted EPS	$122,894	115,881	$1.06

2000
Basic EPS
Income from continuing Operations	$120,185	114,760	$1.05
Effect of dilutive securities:
Options		296
Convertible debentures	192	597

Diluted EPS	$120,377	115,653	$1.04

The following table reflects the net of tax effect of discontinued operations on basic and diluted earnings per share:

	2002	2001	2000
Basic EPS	$.01	$.01	$.05
Diluted EPS	.01	—	.04

25.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities and securities available for sale—For debt securities and marketable equity securities held either for investment purposes or for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans held for sale—For these short-term assets, the carrying amount is a reasonable estimate of fair value.

Loans—For loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2002 and 2001. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings—Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings by discounting future cash flows.

Long-term debt—Rates currently available to BancGroup for debt with similar terms and remaining maturities are used to estimate fair value of existing debt by discounting future cash flows.

Derivatives—Fair value is defined as the amount that the company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes were used to value the instruments.

Commitments to extend credit and standby letters of credit—The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2002 and 2001.

The estimated fair values of BancGroup’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$419,421	$419,421	$388,107	$388,107
Securities available for sale	2,618,129	2,618,129	1,852,439	1,852,439
Investment securities	20,006	20,972	30,055	31,065
Mortgage loans held for sale	347,101	347,101	35,453	35,453
Loans	11,692,430		10,367,665
Less: allowances for loan losses	(135,265)		(122,200)

Loans, net	11,557,165	11,815,510	10,245,465	10,448,306

Total	$14,961,822	$15,221,133	$12,551,519	$12,755,370

Financial liabilities:
Deposits	$9,319,735	9,383,189	$8,322,979	8,357,145
Short-term borrowings	3,355,678	3,360,949	2,128,133	2,128,133
Long-term debt	1,998,534	2,117,339	1,786,140	1,846,358

Total	$14,673,947	$14,861,477	$12,237,252	$12,331,636

Derivatives:
Interest rate swaps	$42,370	$42,370	$3,800	$3,800

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Segment Information

Through its wholly owned subsidiary, Colonial Bank, BancGroup had previously segmented its operations into two distinct lines of business: Commercial Banking and Mortgage Banking. In July 2000, the Company announced definitive plans to exit the mortgage banking business. As of December 31, 2000, all sales of mortgage servicing rights and transfers of underlying loans have been completed.

Colonial Bank provides general banking services in 269 branches throughout 6 states.

Operating results and asset levels of the two segments reflect those which are specifically identifiable or which are based on an internal allocation method. The two segments are designed around BancGroup’s organizational and management structure, and while the assignments and allocations have been consistently applied for all periods presented, the results are not necessarily comparable to similar information published by other financial institutions.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the approximate amounts of consolidated revenue, expense, and assets for the years ended December 31, for each segment:

Segment Data

	Continuing Operations			Discontinued Operations Mortgage Banking	Consolidated BancGroup
	Commercial Banking	Corporate/ Other*	Total
	(Dollars in thousands)
Year Ended December 31, 2002
Interest income	$783,427	$4	$783,431		$783,431
Interest expense	314,011	8,250	322,261		322,261
Provision for loan losses	35,980	—	35,980		35,980
Noninterest income	102,047	285	102,332		102,332
Amortization and depreciation	27,298	281	27,579		27,579
Noninterest expense	280,072	5,128	285,200		285,200

Income from continuing operations before income taxes	228,113	(13,370)	214,743		214,743
Income taxes	77,080	(3,208)	73,872		73,872

Income from continuing operations	151,033	(10,162)	140,871		140,871
Income (loss) from discontinued operations and loss on disposal (net of taxes)	—	—	—	(846)	(846)

Net Income (loss)	$151,033	$(10,162)	$140,871	$(846)	$140,025

Identifiable Assets	$15,782,186	$40,169	$15,822,355	$—	$15,822,355
Capital Expenditures	$67,651	$8	$67,659		$67,659

Year Ended December 31, 2001
Interest income	$902,114	$53	$902,167		$902,167
Interest expense	472,764	7,474	480,238		480,238
Provision for loan losses	39,573	—	39,573		39,573
Noninterest income	93,739	(30)	93,709		93,709
Amortization and depreciation	32,825	(439)	32,386		32,386
Noninterest expense	245,724	6,058	251,782		251,782

Income from continuing operations before income taxes	204,967	(13,070)	191,897		191,897
Income taxes	72,639	(3,458)	69,181		69,181

Income from continuing operations	132,328	(9,612)	122,716		122,716
Income (loss) from discontinued operations and loss on disposal (net of taxes)	—	—	—	(613)	(613)

Net Income (loss)	$132,328	$(9,612)	$122,716	$(613)	$122,103

Identifiable Assets	$13,166,328	$12,769	$13,179,097	$6,006	$13,185,103
Capital Expenditures	$24,875	$2,853	$27,728		$27,728

Year Ended December 31, 2000
Interest income	$918,076	$—	$918,076		$918,076
Interest expense	510,733	7,021	517,754		517,754
Provision for loan losses	29,775	—	29,775		29,775
Noninterest income	77,849	36	77,885		77,885
Amortization and depreciation	31,483	(418)	31,065		31,065
Noninterest expense	223,325	4,301	227,626		227,626

Income from continuing operations before income taxes	200,609	(10,868)	189,741		189,741
Income taxes	72,420	(2,864)	69,556		69,556

Income from continuing operations	128,189	(8,004)	120,185		120,185
Income (loss) from discontinued operations and loss on disposal (net of taxes)	—	—	—	(5,065)	(5,065)

Net Income (loss)	$128,189	$(8,004)	$120,185	$(5,065)	$115,120

Identifiable Assets	$11,951,864	$12,701	$11,964,565	$35,056	$11,999,621
Capital Expenditures	$21,073	$1,004	$22,077		$22,077

*	Includes eliminations of certain intercompany transactions.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

Statement of Condition

	December 31,
	2002	2001
	(In thousands)
Assets:
Cash*	$64,360	$4,746
Investment in subsidiaries*	1,210,958	942,992
Intangible assets, net	3,473	3,531
Other assets	29,085	3,528

Total assets	$1,307,876	$954,797

Liabilities and Shareholders’ Equity:
Commercial paper	$15,065	$—
Trust preferred securities	208,703	82,233
Other liabilities	12,672	7,790
Shareholders’ equity	1,071,436	864,774

Total liabilities and shareholders’ equity	$1,307,876	$954,797

*	Eliminated in consolidation.

Statement of Operations

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Income:
Cash dividends from subsidiaries*	$66,032	$62,810	$64,866
Interest and dividends on short-term investments*	79	166	372
Other income	3,657	2,646	2,849

Total income	69,768	65,622	68,087

Expenses:
Interest	8,329	7,597	7,394
Salaries and employee benefits	2,302	3,297	1,696
Occupancy expense	403	352	507
Furniture and equipment expense	44	71	100
Amortization of intangible assets	58	434	434
Other expenses	2,131	2,486	2,262

Total expenses	13,267	14,237	12,393

Income before income taxes and equity in undistributed net income of subsidiaries	56,501	51,385	55,694
Income tax benefit	3,546	3,942	3,314

Income before equity in undistributed net income of subsidiaries	60,047	55,327	59,008
Equity in undistributed net income of subsidiaries*	79,978	66,776	56,112

Net income	$140,025	$122,103	$115,120

*	Eliminated in consolidation.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities	$60,911	$54,297	$61,744

Cash flows from investing activities:
Capital expenditures	(8)	(2,853)	(1,004)
Increase (decrease) in loans	—	(375)	(374)
Net investment in subsidiaries*	(15,668)	981	(426)

Net cash provided (used) in investing activities	(15,676)	(2,247)	(1,804)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	15,065	(3,200)	4,245
Increase (decrease) in sale of trust preferred securities	—	—	500
Proceeds from issuance of long-term debt	100,000	—	—
Repayment of long-term debt	(988)	—	—
Proceeds from issuance of common stock	2,768	4,707	6,266
Proceeds from sale of treasury stock	—	7,352	—
Purchase of treasury stock	(40,501)	(8,773)	(31,934)
Dividends paid	(61,965)	(54,912)	(49,814)

Net cash used in financing activities	14,379	(54,826)	(70,737)

Net (decrease) increase in cash and cash equivalents	59,614	(2,776)	(10,797)
Cash and cash equivalents at beginning of year	4,746	7,522	18,319

Cash and cash equivalents at end of year*	$64,360	$4,746	$7,522

Supplemental Disclosure of cash flow information:

Cash paid (received) during the year for:
Interest	$6,239	$7,597	$7,638

* Eliminated in consolidation

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item as to BancGroup’s directors is contained in BancGroup’s proxy statement dated March 17, 2003, under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 60, 1981

Chairman of the Board, Chief Executive Officer and President, BancGroup; Chairman, Executive Committee, BancGroup; Chairman of the Board, Chief Executive Officer and President, Colonial Bank; Director, Birmingham Region; Director, Northern Region; Director, Gulf Coast Region; Director, South Central Region; Director, Central Florida Region; Director, South Florida Region; Director, Bay Area Region; Director, Southwest Florida Region; Chairman of the Board, Georgia Region; Director, Texas Region; Director, Nevada Region; Chairman of the Board, Chief Executive Officer and President, Colonial BancGroup Building Corporation; Member, Colonial Bank Trust Committee; Director, Great Florida Title, LLC.

Chairman of the Board and Chief Executive Officer (and President at all relevant times except 1997-2000), BancGroup; Chairman of the Board, Chief Executive Officer, (and President at all relevant times except 1997-2000) Colonial Bank; Chairman of the Board and President, Colonial Broadcasting until July 1, 1998, Montgomery, AL; Chairman of the Board, Colonial Mortgage Company until December 31, 1999.

W. Flake Oakley 49, 1989

Executive Vice President, Chief Financial Officer, and Secretary, The Colonial BancGroup, Inc.; Executive Vice President, Chief Financial Officer, Cashier and Secretary, Colonial Bank; Vice President and Director, Colonial Asset Management, Inc.; Vice President, Treasurer and Director, Colonial Investment Services, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of Florida, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of

Executive Vice President, Chief Financial Officer, and Secretary, BancGroup and Colonial Bank; Treasurer, BancGroup and Colonial Bank until 1999.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years

Georgia, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of Tennessee, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of Nevada, Inc.; Treasurer and Director, Colonial BancGroup Building Corporation; Vice President and Director, CBG Inc.; Vice President and Director, CBG Investments, Inc.; Chairman, Secretary, Treasurer and Director, CB Escrow Services, Inc.; Chairman, Secretary, Treasurer and Director, CB Escrow Delaware, Inc.; Chairman, President and Director, First Service Corp. of Huntsville, Inc.; Chairman, Vice President and Director, The Mortgage Bank, Inc.; Director, Colonial Brokerage, Inc.; Treasurer and Director, Great Florida Title, LLC; Vice President and Director, CBG Nevada Holding Corp.; Director, Goldleaf Technologies, Inc.

Sarah H. Moore 37, 1999

Executive Vice President, Chief Operations Officer, The Colonial BancGroup, Inc. and Colonial Bank; Vice President and Director, Colonial BancGroup Building Corp.; Vice President, CBG Mortgage Insurance, Inc.; Vice President and Director, CBG, Inc.; Vice President and Director, CB Escrow Services, Inc.; Vice President, Colonial Investment Services, Inc.; Vice President, Colonial Investment Services of Florida, Inc.; Vice President, Colonial Investment Services of Georgia, Inc.; Vice President, Colonial Investment Services of Tennessee, Inc.; Vice President,

Colonial Investment Services of Nevada, Inc.; Vice President, Treasurer and Director, First Service Corp. of Huntsville, Inc.; Vice President and Director, The

Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-Present; Executive Vice President and Treasurer, BancGroup and Colonial Bank 1999-2000; Senior Vice President, BancGroup and Colonial Bank, 1996-1999.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years

Mortgage Bank, Inc.; Vice President and Director, CB Escrow Delaware, Inc.; Vice President and Director, Great Florida Title, LLC; Director, Colonial Brokerage, Inc.; Director, CBG Nevada Holding Corp; Director, Goldleaf Technologies, Inc.

Caryn Cope 39, 2001	Executive Vice President and Chief Credit Officer, The Colonial BancGroup, Inc. and Colonial Bank.

Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-present; Executive Vice President, Credit Quality and Policy, Colonial Bank, 1999-2000; Senior Vice President, Large Loan Administration, BancGroup and Colonial Bank, 1996-1999.

Item 11.    Executive Compensation

The information required by this item is contained in BancGroup’s proxy statement dated March 17, 2003, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in BancGroup’s proxy statement dated March 17, 2003, under the caption “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is contained in BancGroup’s proxy statement dated March 17, 2003, under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference.

Item 14.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a–14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements are included herein at Item 8.

Consolidated Statements of Condition as of December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

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

3.	Exhibits

Exhibits	Description
Exhibit 3	—Articles of Incorporation and Bylaws:

3.1	—RestatedCertificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

3.2

—Amendmentto Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

3.3	—Bylawsof the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—Instrumentsdefining the rights of security holders:

4.1

—Article4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.2

—Amendmentto Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

4.3	—ArticleII of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibits	Description

4.4

—DividendReinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.5

—Allinstruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—Material Contracts:

10.1

—1992Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.2

—1992Nonqualified Stock Option Plan of the Registrant as amended, filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.3

—TheColonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.4

—TheColonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.5

—Indenturedated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.6

—ManagementIncentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

10.7

—TheColonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.8

—JuniorSubordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9

—First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup. Inc, and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

Exhibit 11	—StatementRegarding Computation of Earnings Per Share are included herein at footnote 24 to the financial statements in Item 8.

Exhibit 12	—StatementRegarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21	—Listof subsidiaries of the Registrant.

Exhibits	Description

Exhibit 23	—Consentsof experts and counsel:

23.1	—Consentof PricewaterhouseCoopers LLP.

Exhibit 24	—Powerof Attorney.

(b)	Other than certain information furnished as Regulation F-D disclosure under Item 9 of Form 8-K, the Registrant submitted no Current Reports on Form 8-K during the fourth Quarter of 2002, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 7th day of March, 2003.

THE COLONIAL BANCGROUP, INC.

By:	/S/ ROBERT E. LOWDER
Robert E. Lowder Its Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors, Chief Executive Officer and President	**

/S/ W. FLAKE OAKLEY W. Flake Oakley, IV	Chief Financial Officer, Executive Vice President and Secretary (Principal Financial Officer)	**

/S/ SHEILA P. MOODY Sheila P. Moody	Chief Accounting Officer, and SeniorVice President (Principal Accounting Officer)	**

* Lewis Beville	Director	**

* William Britton	Director	**

* Jerry J. Chesser	Director	**

* Augustus K. Clements, III	Director	**

* Robert C. Craft	Director	**

* Patrick F. Dye	Director	**

* Clinton O. Holdbrooks	Director	**

Signature	Title	Date

* Harold D. King	Director	**

* John Ed Mathison	Director	**

* Milton E. McGregor	Director	**

* John C. H. Miller, Jr.	Director	**

Joe D. Mussafer	Director

* William E. Powell	Director	**

* Jimmy Rane	Director	**

* Frances E. Roper	Director	**

* Simuel Sippial	Director	**

* Ed V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/S/ W. FLAKE OAKLEY
W. Flake Oakley Attorney-in-Fact

**	Dated: March 7, 2003

CERTIFICATIONS

I, W. Flake Oakley, certify that:

1.    I have reviewed this annual report on Form 10-K of The Colonial BancGroup, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ W. FLAKE OAKLEY
W. Flake Oakley Chief Financial Officer and Executive Vice President

March 7, 2003

I, Robert E. Lowder, certify that:

1.    I have reviewed this annual report on Form 10-K of The Colonial BancGroup, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ ROBERT E. LOWDER
Robert E. Lowder Chairman of the Board, Chief Executive Officer and President

March 7, 2003

EXHIBIT INDEX

Exhibits		Description
Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

3.2	—

Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

3.3	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—

Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.2	—

Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

4.3	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.4	—

Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.5	—

All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—

1992 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.2	—

1992 Nonqualified Stock Option Plan of the Registrant as amended, filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.3	—

The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.4	—

The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.5	—

Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

Exhibits		Description

10.6	—

Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by references.

10.7	—

The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.8	—

Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—

First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at footnote 24 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

(b)	Other than certain information furnished as Regulation F-D disclosure under Item 9 of Form 8-K, the Registrant submitted no Current Reports on Form 8-K during the fourth quarter of 2002, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.