Form 10-Q
period 2003-03-31
COLONIAL BANCGROUP INC
filed 2003-05-15
CIK 92339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class Common Stock, $2.50 Par Value	Outstanding at April 30, 2003 123,861,381

THE COLONIAL BANCGROUP, INC.
INDEX

SIGNATURES	26

CERTIFICATIONS	27-28

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2003 and beyond; (ii) increases in competitive pressure in the banking industry; (iii) economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent acquisitions are not fully realized; (v) changes in the interest rate environment which may reduce or expand margins or adversely affect critical estimates as applied and projected returns on investments; (vi) management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 1.

Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	March 31, 2003	December 31, 2002	March 31, 2002

	(Dollars in thousands)

ASSETS:
Cash and due from banks	$344,608	$381,549	$288,950
Interest-bearing deposits in banks and federal funds sold	68,090	37,872	25,312
Securities available for sale	2,825,273	2,618,129	1,977,148
Investment securities	15,116	20,006	27,519
Mortgage loans held for sale	269,488	347,101	23,653
Loans, net of unearned income	11,504,074	11,692,430	10,236,272
Less: Allowance for loan losses	(137,681)	(135,265)	(128,782)

Loans, net	11,366,393	11,557,165	10,107,490
Premises and equipment, net	234,060	231,574	226,870
Goodwill and other intangible assets, net	256,320	257,148	190,912
Other real estate owned	20,647	20,602	21,408
Accrued interest and other assets	354,065	351,209	295,032

TOTAL ASSETS:	$15,754,060	$15,822,355	$13,184,294

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$1,906,310	$1,734,321	$1,458,134
Interest bearing deposits	7,470,973	7,585,414	7,140,033
Short term borrowings	3,282,589	3,355,678	1,644,251
Subordinated debt	287,375	283,317	264,924
Trust preferred securities	197,509	197,878	176,866
FHLB long term debt	1,437,092	1,517,339	1,396,521
Other long term debt	—	—	58,147
Accrued expenses and other liabilities	92,593	76,972	94,432

Total liabilities	14,674,441	14,750,919	12,233,308

SHAREHOLDERS’ EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares authorized; 123,784,053, 123,700,015, and 120,105,813 shares issued at March 31, 2003, December 31, 2002, and March 31, 2002, respectively	309,460	309,250	300,265
Additional paid in capital	201,727	200,886	162,684
Retained earnings	563,535	545,223	486,359
Unearned compensation	(2,531)	(2,778)	(3,557)
Accumulated other comprehensive income, net of taxes	7,428	18,855	5,235

Total shareholders’ equity	1,079,619	1,071,436	950,986

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,754,060	$15,822,355	$13,184,294

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands, except per share amounts)
INTEREST INCOME:
Interest and fees on loans	$167,195	$162,849
Interest and dividends on securities	27,212	26,725
Other interest	212	222

Total interest income	194,619	189,796

INTEREST EXPENSE:
Interest on deposits	39,392	48,347
Interest on short-term borrowings	9,784	7,714
Interest on long-term debt	24,341	24,079

Total interest expense	73,517	80,140

NET INTEREST INCOME	121,102	109,656
Provision for loan losses	8,060	9,478

Net Interest Income After Provision for Loan Losses	113,042	100,178

NONINTEREST INCOME:
Service charges on deposit accounts	11,713	10,603
Financial planning services	4,268	2,672
Electronic banking	2,433	1,873
Mortgage origination	4,590	2,155
Securities gains, net	1,770	(1)
Other income	4,783	5,625

Total noninterest income	29,557	22,927

NONINTEREST EXPENSE:
Salaries and employee benefits	47,158	37,312
Occupancy expense of bank premises, net	10,626	9,350
Furniture and equipment expenses	8,881	7,122
Amortization of intangible assets	1,086	162
Merger related expenses	123	64
Other expenses	20,740	16,497

Total noninterest expense	88,614	70,507

INCOME BEFORE INCOME TAXES	53,985	52,598
Applicable income taxes	18,355	18,420

NET INCOME	$35,630	$34,178

EARNINGS PER SHARE:
NET INCOME
Basic	$0.29	$0.30
Diluted	$0.29	$0.29

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
NET INCOME	$35,630	$34,178
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized losses on securities available for sale arising during the period, net of taxes	(10,259)	(4,446)
Less: reclassification adjustment for net losses/(gains) included in net income	(1,168)	1

COMPREHENSIVE INCOME	$24,203	$29,733

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$150,357	$57,788
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	374,663	162,304
Proceeds from sales of securities available for sale	171,701	4,010
Purchase of securities available for sale	(775,560)	(257,313)
Proceeds from maturities of investment securities	4,906	2,542
Net decrease in loans	184,127	397,493
Cash received in bank acquisitions	—	13,091
Capital expenditures	(9,074)	(23,375)
Proceeds from sale of other real estate owned	4,896	3,921
Other, net	106	657

NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES	(44,235)	303,330

Cash flows from financing activities:
Net increase (decrease) in demand, savings, and time deposits	57,548	(27,279)
Net decrease in federal funds purchased, repurchase agreements and other short-term borrowings	(150,407)	(516,470)
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(2,870)	(75,782)
Proceeds from issuance of common stock	203	826
Dividends paid ($0.14 and $0.13 per share for 2003 and 2002, respectively)	(17,319)	(16,259)

NET CASH USED BY FINANCING ACTIVITIES	(112,845)	(434,964)

Net decrease in cash and cash equivalents	(6,723)	(73,846)
Cash and cash equivalents at beginning of year	419,421	388,108

Cash and cash equivalents at March 31	$412,698	$314,262

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
Cash paid during the year for:
Interest	$75,340	$89,116
Income taxes	—	3,144
Non-cash investing activities:
Transfer of loans to other real estate	$3,515	$398
Assets (non-cash) acquired in business combination	—	342,855
Liabilities assumed in business combination	—	331,094
Non-cash financing activities:
Conversion of subordinated debentures	$37	$63

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries (“BancGroup”, “Colonial”, or the “Company”) have not changed their accounting and reporting policies from those stated in the 2002 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of the management of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and 2002 and the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002. All 2003 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentations.

NOTE B: CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2003 will have a materially adverse effect on BancGroup’s financial statements.

NOTE C: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management has determined that the adoption of this standard will not have a material impact on the financial condition or results of operations of the Company.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34”. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. For additional discussion of BancGroup’s financial guarantees as of March 31, 2003 see Note F. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Management does not believe that BancGroup will be adversely affected by adoption of this Interpretation.

NOTE D: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(in thousands, except per share amounts)	Three Months Ended March 31,

	Income	Shares	Per Share Amount

2003
Basic EPS
Net Income	$35,630	123,735	$0.29
Effect of dilutive securities:
Options		195
Convertible debentures	37	437

Diluted EPS	$35,667	124,367	$0.29

2002
Basic EPS
Net income	$34,178	115,382	$0.30
Effect of dilutive securities
Options		651
Convertible debentures	35	497

Diluted EPS	$34,213	116,530	$0.29

NOTE E: SEGMENT INFORMATION

Through its wholly owned subsidiary, Colonial Bank, BancGroup had one distinct line of business: Commercial Banking. Colonial Bank provides general banking services in 272 branches throughout six states. The Company also has approximately $12 million invested in certain non-banking entities including $3.9 million in residential real estate developments and $8.1 million in a start-up company providing internet and ACH services to banks.

NOTE F: GUARANTEES:

BancGroup, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by BancGroup generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by BancGroup to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, BancGroup guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2003, BancGroup had standby letters of credit outstanding with maturities ranging from less than one year to greater than four years. The maximum potential amount of future undiscounted payments BancGroup could be required to make under outstanding standby letters of credit was $220 million. BancGroup adopted FIN 45 on January 1, 2003, which requires the fair value of commitments be recorded as of January 1, 2003; the fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of March 31, 2003 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

NOTE G: DERIVATIVES:

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. During the quarter, the only derivative instruments utilized for this purpose were interest rate swaps and option contracts.

The aforementioned interest rate swaps were executed in order to convert fixed rate subordinated debt, trust-preferred debt and certain fixed rate loans to floating rates. Because each swap meets all of the requirements for shortcut accounting, according to Statement of Financial Accounting Standards No. 133, BancGroup assumes no ineffectiveness. Therefore, no gains or losses were recognized in 2003 as the gain/(loss) on the underlying asset was offset by an equal amount related to the market value of the associated swap. The notional values of the interest rate swaps were $150 million for the subordinated debt, $170 million for the trust preferred securities and $10.4 million for the fixed rate loans as of March 31, 2003.

BancGroup from time to time enters into over-the-counter option contracts on bonds in its security portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of March 31, 2003.

In addition to these derivatives, BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans that, upon closing, will be sold to third party correspondent banks. BancGroup enters into agreements to sell the individual loans at the same time the commitment to originate is finalized. While the forward sales commitments effectively eliminate BancGroup's financial risk of rate changes during the rate lock period, both the commitment to originate and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS 133 and are recorded at their respective fair values, which are essentially equal and offsetting. The notional value of these commitments at March 31, 2003 was $6.6 million.

Also, in connection with the purchase of short-term participations in pools of mortgage loans, BancGroup has executed agreements to sell the mortgage loan participations back to the originating institution for an amount equal to BancGroup’s original acquisition cost. These forward sales commitments eliminate BancGroup’s market risk on the acquired participations, which are classified as Mortgage Loans Held for Sale. Because the participations and the sales commitment are in place for such a short term, the market values, which would be equal and offsetting, have been determined to be immaterial. The notional value of these commitments at March 31, 2003 was $193.4 million.

The change in the fair value of BancGroup’s derivative positions, as of the quarter ended March 31, 2003, was immaterial.

NOTE H: STOCK-BASED COMPENSATION

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

The majority of the Company’s options granted vest ratably over a period of five years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended March 31,

	2003	2002

Net income:
As reported	$35,630	$34,178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(468)	(498)

Pro forma net income	$35,162	$33,680

Basic earnings per share:
As reported	$0.29	$0.30
Pro forma	$0.28	$0.29
Diluted earnings per share
As reported	$0.29	$0.29
Pro forma	$0.28	$0.29

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES:

BancGroup has not changed its accounting and reporting policies from those stated in the annual report on Form 10-K for the year ended December 31, 2002. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in such annual report on Form 10-K. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Accounting for Acquisitions, Accounting for Allowance for Loan Losses, and Accounting for Income Taxes.

Accounting for Acquisitions.   BancGroup’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BancGroup’s acquisition strategy has historically utilized the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BancGroup adopted SFAS No. 141, Business Combinations, which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BancGroup is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. These tests, based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles, also contain estimates such as discount rate and time periods in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits, and long and short term debt changed for the three months and twelve months ended March 31, 2003, respectively, as follows:

(Dollars in thousands)	December 31, 2002 to March 31, 2003 Increase (Decrease)		March 31, 2002 to March 31, 2003 Increase (Decrease)

	Amount	%	Amount	%

Total Assets	$(68,295)	(0.4%)	$2,569,766	19.5%
Securities	202,254	7.7%	835,722	41.7%
Mortgage loans held for sale	(77,613)	(22.4%)	245,835	1,039.3%
Loans, net of unearned income	(188,356)	(1.6%)	1,267,802	12.4%
Non-interest bearing deposits	171,989	9.9%	448,176	30.7%
Interest bearing deposits	(114,441)	(1.5%)	330,940	4.6%
Short-term debt	(73,089)	(2.2%)	1,638,338	99.6%
Long-term debt	(76,558)	(3.8%)	25,518	1.4%

Assets:

BancGroup’s assets increased 19.5% from March 31, 2002 and decreased 0.4% from December 31, 2002. The growth from March 31, 2002 is primarily the result of the acquisition of Palm Beach National Holding Company in Florida as well as growth in the mortgage warehouse lending unit, increases in securities and loans throughout BancGroup’s banking regions. The decrease from December 31, 2002 is primarily the result of a decrease in loans in the mortgage warehouse lending unit.

Securities:

Investment securities and securities available for sale increased $835.7 million (41.7%) and $202.3 million (7.7%) from March 31, 2002 and December 31, 2002, respectively. BancGroup continues to purchase securities to take advantage of spreads to short-term funding costs. The short-term funding of investment purchases mitigates the risk to falling rates and helps to offset the company’s somewhat asset-sensitive position (see further discussion in Interest Rate Sensitivity).  Colonial’s investment portfolio consists primarily of mortgage backed securities (MBS) and collateralized mortgage obligations (CMO).

Loans and Mortgage Loans Held for Sale:

Loans, net of unearned income, increased $1,267.8 million (12.4%) and decreased $188.4 million (1.6%) from March 31, 2002 and December 31, 2002, respectively. The decrease in loans from December 31, 2002 was primarily due to a decrease of $203 million in the Company’s mortgage warehouse lending unit. This unit’s loan volume has a high degree of correlation with mortgage refinancing. Colonial’s non-residential real estate loans increased $45 million while residential real estate loans retained in the Company’s loan portfolio decreased $45 million. Additionally, the Company began a program during the first quarter emphasizing consumer equity lines and experienced annualized growth of 23% in equity line loan balances. The changes in mortgage loans held for sale of $245.8 million increase and $77.6 million decrease from March 31, 2002 and December 31, 2002, respectively, were due to the levels of mortgage refinancing activity. The following table reflects the Company’s loan mix.

GROSS LOANS BY CATEGORY (Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Commercial, financial, and agricultural	$992,465	$1,069,919	$1,087,974
Commercial real estate	3,302,890	3,284,657	3,049,715
Real estate-construction	2,896,017	2,821,631	2,519,447
Residential real estate-multi-family	517,273	484,088	439,646
Residential real estate-1-4	1,907,137	1,937,572	1,930,654
Installment and consumer	225,529	237,293	246,557
Mortgage warehouse lending	1,559,787	1,763,052	874,911
Other	103,021	94,280	87,513

Total Loans	$11,504,119	$11,692,492	$10,236,417

Residential real estate 1-4 loans represent 16.6% of total loans at March 31, 2003 and December 31, 2002 compared to 18.9% at March 31, 2002. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk and lower interest rate sensitivity. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates, but sells in the secondary market. For the quarter ended March 31, 2003, the total amount of loans originated and sold in the secondary market was approximately $202 million. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment.

Commercial loans collateralized by real estate and construction loans increased approximately $18.2 million and $74.4 million, respectively from December 31, 2002. Commercial loans collateralized by real estate increased $253.2 million from March 31, 2002 while construction loans increased $376.6 million from the same period. The increases from March 31, 2002 result from the acquisition of Palm Beach National (approximately $281 million in loans) and internal loan growth. The increases from December 31, 2002 are the result of internal loan growth in our banking regions.

Management believes that the current distribution of loans, by geography, by industry, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serve to reduce the risk of losses. The following chart reflects the geographic diversity and industry distribution of Construction, Commercial Real Estate and Residential Multi-Family loans as of March 31, 2003.

March 31, 2003	Construction	Commercial Real Estate and Residential Multi-Family

	(In thousands)
Average Loan Size	$572	$571
Geographic Diversity
Alabama	$304,912	$850,842
Georgia	475,479	470,338
Florida	1,452,110	1,716,604
Texas	354,923	228,865
Nevada	201,057	189,957
Other	107,536	363,557

Total	$2,896,017	$3,820,163

	% of Industry Distribution to			% of Industry Distribution to

Industry Distribution March 31, 2003	Construction Portfolio	Total Portfolio		Commercial Real Estate and Residential Multi-Family Portfolio	Total Portfolio

1-4 Family Residential	21%	5%	Retail	18%	6%
Development	20%	5%	Office	16%	5%
Land Only	19%	5%	Multi-Family	14%	5%
Condominium	11%	3%	Office/Warehouse	13%	4%
Retail	7%	2%	Lodging	10%	3%
Multifamily	6%	2%	Nursing Home	4%	1%
Other (12 types)	16%	3%	Other (8 types)	25%	9%

Total Construction	100%	25%	Total Commercial Real Estate and Residential Multi-Family	100%	33%

Characteristics of the 75 Largest Construction, Commercial Real Estate and Residential Multi-Family Loans

	Construction	Commercial Real Estate and Residential Multi-Family

75 Largest Loans Total (in thousands)	$1,028,258	$839,873
% of 75 largest loans to category total	35.5%	22.0%
Average Loan to Value Ratio (75 largest loans)	68%	69%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.33	x

Substantially all Construction, Commercial Real Estate and Residential Multi-Family loans have personal guarantees of the principals involved. Owner-occupied Commercial Real Estate represents 27.2% of the total Commercial Real Estate portfolio at March 31, 2003.

Outstanding loans in our international division, located in our South Florida Region, represent 0.18% of our total outstanding loans at March 31, 2003. This exposure is spread among approximately 13 banking institutions in five Latin American/Caribbean countries. These transactions are trade related involving letters of credit as well as participations in commercial paper back up lines. The Company’s exposure in Argentina was $11.3 million of which 82% was current and on repayment terms at March 31, 2003. Although performing according to terms, these credits are included in nonperforming assets as nonaccrual loans.

BancGroup established a mortgage warehouse lending division in 1998. This department provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the southeast. Mortgage warehouse loans outstanding at March 31, 2003, December 31, 2002 and March 31, 2002 were $1.6 billion, $1.8 billion and $875 million, respectively, with unfunded commitments of $386 million, $186 million, and $722 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

BancGroup does not have a syndicated lending department. However, the Company has 28 credits with total commitments (funded and unfunded) of $648 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is approximately $54 million, with the smallest credit being approximately $102,000. At March 31, 2003, $391 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•

26% - commercial real estate projects located within existing markets,

•

8% - international credits which are primarily unfunded short-term commitments to correspondent banks,

•

63% - mortgage warehouse lines to twelve large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers), and

•

3% - operating facility to a large national corporation headquartered in the Alabama market.

Management believes that these are sound participations involving credits that are consistent within Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in thousands)	Three Months Ended March 31, 2003	Year Ended December 31, 2002	Three Months Ended March 31, 2002

Allowance for loan losses – beginning of period	$135,265	$122,200	$122,200
Charge-offs:
Commercial, financial, and agricultural	3,002	19,859	2,907
Commercial real estate	1,775	4,008	2,839
Real estate-construction	338	1,789	108
Residential real estate – multi-family	10	54	—
Residential real estate – 1-4	1,155	5,221	527
Installment and consumer	575	3,621	1,038
Other	226	1,082	223

Total charge-offs	7,081	35,634	7,642

Recoveries:
Commercial, financial, and agricultural	301	1,189	273
Commercial real estate	306	1,003	419
Real estate-construction	7	93	18
Residential real estate – multi-family	—	2	—
Residential real estate-1-4	93	565	238
Installment and consumer	379	1,589	266
Other	351	444	95

Total recoveries	1,437	4,885	1,309

Net charge-offs	5,644	30,749	6,333
Allowance added from bank acquisitions		7,834	3,437
Addition to allowance charged to operating expense	8,060	35,980	9,478

Allowance for loan losses-end of period	$137,681	$135,265	$128,782

Net charge-offs as a percent of average net loans - (annualized basis):
Quarter to date	0.20%	0.44%	0.25%
Year to date	0.20%	0.29%	0.25%

NONPERFORMING ASSETS

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans that are 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual.

The following schedule reflects BancGroup’s 236% coverage of nonperforming loans (nonaccrual and renegotiated) by the allowance for loan losses at March 31, 2003. While management has not targeted any specific coverage ratio its policy is for the coverage to be in excess of 100%. The coverage ratio may fluctuate significantly as larger loans are placed into or removed from nonperforming status. Management’s focus has been on establishing reserves related to an early identification of potential problem loans. Management is committed to maintaining adequate reserve levels to absorb estimated losses present in the loan portfolio.

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Aggregate loans for which interest is not being accrued	$56,927	$70,282	$44,646
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	1,321	417	1,233

Total nonperforming loans *	58,248	70,699	45,879
Other real estate owned and repossessions	20,647	20,602	21,408

Total nonperforming assets *	$78,895	$91,301	$67,287

Aggregate loans contractually past due 90 days for which interest is being accrued	$7,689	$21,693	$19,033
Net charge-offs quarter-to-date	$5,644	$12,297	$6,333
Net charge-offs year-to-date	$5,644	$30,749	$6,333
Total nonperforming assets as a percent of net loans and other real estate	0.68%	0.78%	0.66%
Allowance as a percent of net loans	1.20%	1.16%	1.26%
Allowance as a percent of nonperforming assets *	175%	148%	191%
Allowance as a percent of nonperforming loans *	236%	191%	281%

*

Does not include loans contractually past due 90 days or more which are still accruing interest.

BancGroup experienced improvement in asset quality with non-performing assets for the first quarter of 2003 totaling $78.9 million or 0.68% of net loans and other real estate compared to $91.3 million or 0.78% at December 31, 2002. A $18.9 million commercial real estate credit that was placed on non-accrual status during the fourth quarter of 2002, as discussed in the 2002 Form 10-K, has been paid current and returned to accrual status.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $322 million of loans, which have been placed, on a classified loan list. The status of all material loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable terms. As of March 31, 2003, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. A loan is considered impaired if it is deemed probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In addition to nonaccrual loans, impaired loans may include past due loans that are well collateralized and in the process of collection. At March 31, 2003, December 31, 2002 and March 31, 2002, the recorded investment in loans for which impairment has been recognized totaled approximately $61.2 million, $70.2 million, and $40.1 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance to impaired loans for March 31, 2003, December 31, 2002 and March 31, 2002 was $18.7 million, $17.6 million, and $16.2 million, respectively. At March 31, 2003, impaired loans with an associated allowance totaled $37.3 million, while $23.9 million of impaired loans required no related allowance due to their fully collateralized status. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for all respective periods.

LIQUIDITY:

BancGroup has addressed its liquidity and interest rate sensitivity through its policies and structure for asset/liability management. BancGroup’s Asset/Liability Management Committee (“ALMCO”), establishes operating constraints for critical elements of BancGroup’s business, such as liquidity and interest rate sensitivity. ALMCO constantly monitors performance and takes action in order to meet its objectives.

A prominent focus of ALMCO is maintenance of adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Core deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Efforts to emphasize relationship deposit growth are having a positive impact. Average retail deposits in the first quarter 2003, excluding brokered and time deposits, grew 22% over the same quarter in 2002, and 11% excluding acquisitions. The non-interest bearing portion of these retail deposits grew 14% excluding acquisitions over the same period and improved the non-interest bearing deposit mix from 17% to 19% of total retail deposits. The Company decreased its emphasis on higher cost time deposits thus average retail time deposits decreased 0.5% compared to first quarter 2002, and 4% excluding acquisitions. As a result of the decrease in time deposits, the non-time deposit share of deposits increased to 54% in first quarter 2003 from 49% in first quarter 2002.

In addition to funding growth through core deposits, BancGroup expanded its availability of short and long term wholesale funding sources. As of March 31, 2003 the BancGroup utilized 58% as opposed to 70% at December 31, 2002, of the total wholesale funding sources available. This decreased utilization was a result of increased wholesale funding sources and a decrease in Mortgage Warehouse loans in the first quarter of 2003. Mortgage Warehouse loans reprice daily and are largely funded with short-term floating rate wholesale funds. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

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

The following table represents the output from the Company’s simulation model based on the balance sheet as of March 31, 2003, when the Fed Funds Rate was 1.25%, and measures the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no changes (1)

Basis Points change
+200	3.25%	3%
+100	2.25	2
No Change	1.25	—
- 100.25		(3)

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

This table shows that under these rate shock scenarios, net interest income would benefit from rising rates; however, the risk to declining rates is acceptable considering the overall level of interest rates. The impact of a rate decline will be greater immediately following a rate drop and will improve as the liability side of the balance sheet has more time to adjust down to the new lower rate levels. The projections in the table are based on rate shocks where all rate indices are changed by the same amount. Therefore, these simulations do not take into account the risk of yield curve shifts or change in the basis risk or spread between various rate indices. They also do not take into account balance sheet volume and mix changes that might occur due to changes in rates or yield curve slope. Additionally, approximately $3.7 billion in floating rate loans have floors. However competitive pressures may not allow the bank to realize the full benefit of these floors, therefore this benefit is not fully included in the down 100 basis point scenario.

The following table summarizes BancGroup’s Maturity / Rate Sensitivity or Gap at March 31, 2003.

(Dollars in millions)

	0-90 days	0-365 days

Rate Sensitive Assets (RSA)	$8,837	$10,363
Rate Sensitive Liabilities (RSL)	5,830	8,261
Cumulative Gap (RSA-RSL)	3,007	2,102
Cumulative Gap Ratio (Cum Gap / Total Assets)	19%	13%

The last two lines of the proceeding table represents interest rate sensitivity gap which is the difference between rate sensitive assets and rate sensitive liabilities. BancGroup’s somewhat asset-sensitive position is primarily the result of growth in floating rate loans over the previous two years, which is represented predominantly by increased mortgage warehouse balances and a shift in borrower preference from fixed to floating, that was funded in part by core deposits with longer expected durations.

In reviewing the table, it should be noted that the balances are shown for a specific point in time and, because the interest sensitivity position is dynamic, it can change significantly over time. In the table all interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities’ earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and prepayment assumptions. Furthermore, the balances reflect contractual repricing of the deposits and management’s position on repricing for demand deposits and savings accounts. While these accounts are subject to immediate withdrawal, experience and analysis have shown them to be relatively rate insensitive.

CAPITAL ADEQUACY AND RESOURCES:

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. BancGroup increased capital gradually through normal earnings retention. The Company’s dividend payout ratio target range is 30-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2003 are stated below:

Capital (in thousands):
Tier I Capital	$992,979
Total Capital	$1,391,617
Risk-Adjusted Assets (in thousands)	$12,302,398
Total Assets (in thousands)	$15,754,060

	March 31, 2003	December 31, 2002

Tier I leverage ratio	6.58%	6.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.07%	7.76%
Total Capital Ratio	11.31%	10.93%

The Basel Committee on Banking Supervision, consisting of central bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from BancGroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by the fourth quarter of 2003 and implement a new framework to begin in 2007. The U.S. banking regulators are expected to issue an advance notice of proposed rulemaking in July 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards. It is presently unclear what form the final rules will take and whether BancGroup will be subject to them. BancGroup is currently assessing the potential impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

AVERAGE VOLUME AND RATE
(UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,

	2003			2002

	Average Volume	Interest	Rate	Average Volume	Interest	Rate

ASSETS
Loans, net (1)	$9,898,524	$151,344	6.19%	$9,094,471	$153,270	6.82%
Mortgage warehouse lending	1,477,357	13,375	3.62%	871,239	9,381	4.31%
Mortgage loans held for sale	217,134	2,615	4.82%	20,624	352	6.83%
Investment securities and securities available for sale and other interest-earning assets (2)	2,738,425	27,909	4.08%	1,956,832	27,527	5.63%

Total interest-earning assets (1)	14,331,440	$195,243	5.50%	11,943,166	$190,530	6.44%

Non-earning assets	1,024,415			764,648

Total assets	$15,355,855			$12,707,814

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$3,217,313	$6,935	0.87%	$2,682,864	$8,506	1.29%
Time deposits	4,266,858	32,460	3.09%	4,169,579	39,840	3.87%
Short-term borrowings	2,850,948	9,784	1.39%	1,703,851	7,716	1.84%
Long-term debt	2,131,488	24,340	4.62%	1,803,559	24,100	5.40%

Total interest-bearing liabilities	12,466,607	$73,519	2.39%	10,359,853	$80,162	3.14%

Noninterest-bearing demand deposits	1,726,423			1,377,733
Other liabilities	77,857			94,592

Total liabilities	14,270,887			11,832,178
Shareholders’ equity	1,084,968			875,636

Total liabilities and shareholders’ equity	$15,355,855			$12,707,814

RATE DIFFERENTIAL			3.11%			3.30%
NET INTEREST INCOME AND NET MARGIN ON INTEREST-EARNING ASSETS (3)		$121,724	3.42%		$110,368	3.72%

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

(3)

Net interest income divided by average total interest-earning assets.

ANALYSIS OF INTEREST INCREASES / (DECREASES)
(UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31, 2003 Change from 2002

		Attributed to (1)

	Total	Volume	Rate

INTEREST INCOME:
Loans, net	$(1,926)	$12,876	$(14,802)
Mortgage Warehouse Lending	3,994	5,657	(1,663)
Mortgage loans held for sale	2,263	2,394	(131)
Investment securities and securities for sale and other interest-earning assets	382	9,080	(8,698)

Total interest income(2)	4,713	30,007	(25,294)

INTEREST EXPENSE:
Interest-bearing deposits	$(1,571)	$1,513	$(3,084)
Time deposits	(7,380)	898	(8,278)
Short-term borrowings	2,068	4,291	(2,223)
Long-term debt	240	4,000	(3,760)

Total interest expense	(6,643)	10,702	(17,345)

Net interest income	$11,356	$19,305	$(7,949)

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

Net interest income on a tax equivalent basis increased $11.4 million or 10.3% to $121.7 million for the quarter ended March 31, 2003 from $110.4 million for the quarter ended March 31, 2002 primarily due to growth in earning assets of $2.4 billion.  Net interest margin decreased to 3.42% for the first quarter of 2003 compared to 3.72% for the first quarter of 2002. The decline in net interest margin was primarily due to the declines in interest rates and the mix of earning assets and interest bearing liabilities. As a result of these changes, the yield on earning assets declined 94 basis points from the first quarter of 2002 to the first quarter of 2003 while the rate on interest bearing liabilities declined only 75 basis points for the same period.

Average loans (excluding mortgage warehouse lending) increased $804 million from the first quarter of March 2002 to 2003 while the average yield on loans declined to 6.19% for the first quarter of 2003 compared to 6.82% for the first quarter of 2002. As a result, income on loans decreased $1.9 million. The change in loan yield was primarily the result of continued repricing of the portfolio, a shift to variable rate loan products and the drop in prime rate in November 2002.

Over the course of 2002, 30 year mortgage rates fell to 30 year lows of just below 6.00% from a peak in late March 2002 of over 7.00%.  The dramatic change in mortgage rates resulted in an increase in the average volume of mortgage warehouse lending loans of $606 million and mortgage loans held for sale of $197 million. This increase in volume partially offset by a decline in average yields resulted in additional interest income of $6.3 million. Refer to additional discussion of these loans in the Loans and Mortgage Loans Held for Sale section of this report.

Record low mortgage rates resulted in accelerated prepayments in the existing portfolio of mortgage loans and mortgage backed securities and a reduction in yields due to repricing to new rate levels. As a result, the average rate on investment securities was 4.08% for the first quarter of 2003 compared to 5.63% for the first quarter of 2002. Accelerated prepayments also accelerated the amortization of premiums paid to acquire securities which was a negative impact on the securities yield. These declines were offset by an increase in the average securities portfolio of $781 million resulting in an increase of $382,000 in interest income from investments.

Mortgage rate declines have continued in 2003 to levels below 5.65%, therefore, an increase in mortgage prepayments should be anticipated in the second quarter of 2003.  Although premiums as a percentage of investment balances have declined to 0.80% at March 31, 2003 compared to 1.30% at September 30, 2002, looking forward, increased premium amortization and reinvestment of additional prepayments at or below current portfolio yields is possible, putting additional pressure on investment yields.

The Federal Reserve held the fed funds rate at the historically low level of 1.75% for most of 2002 but dropped it 50 basis points to a 41 year low of 1.25% on November 6, 2002.  However, the repricing of liabilities was constrained by the already low rates on transaction and savings accounts which were not able to decline the full 50 basis points. The average rate on interest bearing liabilities was 2.39% for the first quarter of 2003 compared to 3.14% for the same period in 2002. Low rates also contributed to a change in the company’s mix of deposits.  The earnings benefit from the decrease in rates on liabilities was offset by growth in average deposits and additional wholesale funds required to fund earning asset growth.  Refer to additional discussion of the funding mix included in the Liquidity section of this report.

LOAN LOSS PROVISION:

The provision for loan losses for the quarter ended March 31, 2003 was $8,060,000 compared to $9,478,000 for the same period in 2002. The Company continues to focus its efforts on relationship based lending to known customers in its local market areas.

The reduction in loan loss provision during the first quarter 2003 was primarily the result of flat loan growth in the Company’s regional banks, excluding mortgage warehouse lending. With this reduction, BancGroup maintained a 236% coverage of nonperforming loans compared to 191% at December 31, 2002 and 281% at March 31, 2002. See management’s discussion of loan quality and the allowance for loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income excluding securities gains increased $4.9 million (21.2%) for the three months ended March 31, 2003 compared to the same period in 2002. Sources of noninterest income include financial planning services, electronic banking services, mortgage origination income, and cash management services which are included in service charges on deposit accounts.

Financial planning services experienced a $1.6 million (59.7%) increase in fee income during the three months ended March 31, 2003 over the same period in 2002. As a result of investor uncertainty in the economy, the Company experienced a decline in sales of investment securities to customers; however, this decline was more than offset by an increase in fixed rate annuity sales and trust department revenue.

Through its continued expansion of electronic banking services through its ATM network, business and personal check card services, and its upgraded internet banking product which was rolled out in the last half of 2002, Colonial increased the number of customers it serviced. As a result, noninterest income from electronic banking services increased $560,000 (29.9%) for the three months ended March 31, 2003 when compared to the same period in 2002. Colonial participates in Visa’s debit card program. In April 2003 Visa announced a settlement agreement with its merchant customers that may reduce revenue from interchange income in periods after August 2003. Colonial recognized $1.2 million in income from interchange fees in the first quarter 2003.

Mortgage origination fees increased $2.4 million (113%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase is due to increased originations of fixed rate one-to-four family mortgage loans sold in the secondary market due to historically low mortgage interest rates.

Service charges on deposit accounts increased $1.1 million (10.5%) for the three months ended March 31, 2003 over the same period in 2002. This increase is primarily the result of growth in core deposits both from internal growth of 11% and acquisitions of First Mercantile and Palm Beach National.

NONINTEREST EXPENSES:

In support of the Company’s sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, and sales incentive programs. The Company continued its expansion through strategic placement of new branch locations and bank acquisitions. In addition to eight new branch openings from March 2002 to March 2003, Colonial acquired five branches from First Mercantile Bank in Texas and eight branches from Palm Beach National Bank in Florida. Accordingly, noninterest expense increased $18.1 million or 25.7% for the quarter ended March 31, 2003 as compared to the same period in 2002. Annualized noninterest expense to average assets was 2.31% for the three months ended March 31, 2003 compared to 2.22% for the three months ended March 31, 2002.

Salaries and benefits increased $9.8 million for the three months ended March 31, 2003 over the same period in 2002. The salary and employee benefits increase results from acquisitions completed during the previous year, new branches opened, normal salary increases, additional production incentive related compensation, and increased pension and health benefit costs.

Occupancy and equipment expense for the three months ended March 31, 2003 increased $3.0 million when compared to the same period in 2002. The increase was primarily the result of the acquisitions completed in 2002 and branch openings as previously discussed, as well as technology enhancements.

Intangible asset amortization increased $924,000 for the three months ended March 31, 2003 over the same period in 2002 due to the acquisitions of First Mercantile Bank and Palm Beach National Holding Company in 2002.

The remaining increase in other expense of $4.4 million for the three months ended March 31, 2003 over the same period in 2002 are the result of the aforementioned acquisitions, new branch openings, and additional advertising expense as a result of the Company’s emphasis on deposit growth as well as increases in insurance costs.

PROVISION FOR INCOME TAXES:

BancGroup’s provision for income taxes is based on an approximate 34.0% and 35.0%, estimated annual effective tax rate for the years 2003 and 2002, respectively. The provision for income taxes for both the three months ended March 31, 2003 and 2002 was $18.4 million.

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

Item 1:

Legal Proceedings - See Note B - COMMITMENTS AND CONTINGENCIES AT PART 1

Item 2:

Changes in Securities and Use of Proceeds

Redemption of 1986 Debentures

BancGroup delivered a Redemption Notice, dated as of April 11, 2003, to all remaining holders of BancGroup’s 1986 7 1/2 % Convertible Subordinated Debentures. All such debentures which have not been converted in BancGroup common stock prior to the redemption date of May 15, 2003, will be redeemed in accordance with their terms.

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

Item 6:

Exhibits and Reports on Form 8-K

(a)

Exhibits required by Item 601 of Regulation S-K – None

(b)

Reports on Form 8-K

1.

Form 8-K – was furnished on May 6, 2003 as Regulation F-D Disclosure in regard to presentations made by management to institutional investors.

2.

Form 8-K – was furnished on April 15, 2003 as Regulation FD Disclosure in regard to first quarter 2003 earnings.

3.

Form 8-K – was furnished on March 7, 2003 as Regulation FD Disclosure in regard to correspondence transmitted to the Securities and Exchange Commission on March 7, 2003 in compliance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.
Date: May 15, 2003	By:	/s/ SHEILA MOODY

Sheila Moody Its Chief Accounting Officer

CERTIFICATIONS

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

Date: May 15, 2003
/s/ W. FLAKE OAKLEY

W. Flake Oakley Chief Financial Officer

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

Date: May 15, 2003
/s/ ROBERT E. LOWDER

Robert E. Lowder Chief Executive Officer