Form 10-Q
period 2003-06-30
COLONIAL BANCGROUP INC
filed 2003-08-07
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $2.50 Par Value	124,310,422

THE COLONIAL BANCGROUP, INC.

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

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(Dollars in thousands)

	June 30, 2003	December 31, 2002	June 30, 2002
ASSETS:
Cash and due from banks	$306,661	$381,549	$291,261
Interest-bearing deposits in banks and federal funds sold	20,539	37,872	20,571
Securities available for sale	2,712,339	2,618,129	2,317,982
Investment securities	13,071	20,006	24,917
Mortgage loans held for sale	517,323	347,101	31,079
Loans, net of unearned income	11,768,847	11,692,430	10,369,823
Less: Allowance for loan losses	(137,618)	(135,265)	(132,326)

Loans, net	11,631,229	11,557,165	10,237,497
Premises and equipment, net	234,708	231,574	232,623
Goodwill	225,934	225,677	171,613
Other intangibles, net	29,300	31,471	18,783
Other real estate owned	18,607	20,602	21,767
Accrued interest and other assets	497,794	351,209	304,741

TOTAL ASSETS	$16,207,505	$15,822,355	$13,672,834

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Non-interest bearing deposits	$1,930,859	$1,734,321	$1,404,881
Interest bearing deposits	2,766,449	2,704,479	2,439,957
Savings	546,866	511,643	463,423
Time	3,896,978	4,369,292	4,345,306

Total deposits	9,141,152	9,319,735	8,653,567
Short-term borrowings	4,018,276	3,355,678	2,105,037
Subordinated debt	285,543	283,317	270,361
Trust preferred securities	201,490	197,878	183,039
FHLB and other long-term debt	1,287,008	1,517,339	1,418,513
Accrued expenses and other liabilities	151,986	76,972	81,320

Total liabilities	15,085,455	14,750,919	12,711,837

SHAREHOLDERS’ EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares authorized; 124,255,988, 123,700,015, and 120,196,874 shares issued at June 30, 2003, December 31, 2002, and June 30, 2002, respectively	310,640	309,250	300,492
Treasury stock (2,000,000 shares at June 30, 2002)	—	—	(30,721)
Additional paid in capital	203,840	200,886	163,495
Retained earnings	583,944	545,223	506,794
Unearned compensation	(2,134)	(2,778)	(2,975)
Accumulated other comprehensive income, net of taxes	25,760	18,855	23,912

Total shareholders’ equity	1,122,050	1,071,436	960,997

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,207,505	$15,822,355	$13,672,834

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$337,518	$329,187	$170,323	$166,338
Interest and dividends on securities	52,721	55,315	25,509	28,590
Other interest	412	390	200	168

Total interest income	390,651	384,892	196,032	195,096

INTEREST EXPENSE:
Interest on deposits	75,361	94,191	35,968	45,844
Interest on short-term borrowings	20,641	15,798	10,857	8,084
Interest on long-term debt	48,398	49,152	24,058	25,073

Total interest expense	144,400	159,141	70,883	79,001

NET INTEREST INCOME	246,251	225,751	125,149	116,095
Provision for loan losses	18,870	17,974	10,810	8,496

Net Interest Income After Provision for Loan Losses	227,381	207,777	114,339	107,599

NONINTEREST INCOME:
Service charges on deposit accounts	25,073	21,654	13,360	11,051
Financial planning services	7,761	5,126	3,493	2,454
Electronic banking	5,143	3,998	2,710	2,125
Mortgage origination	10,716	5,027	6,126	2,872
Securities gains, net	3,717	663	1,947	664
Other income	11,335	9,890	6,552	4,265

Total noninterest income	63,745	46,358	34,188	23,431

NONINTEREST EXPENSE:
Salaries and employee benefits	95,330	77,454	48,172	40,142
Occupancy expense of bank premises, net	21,652	18,792	11,026	9,442
Furniture and equipment expenses	18,316	14,573	9,435	7,451
Amortization of intangible assets	2,172	875	1,086	713
Other expenses	42,478	35,214	21,615	18,653

Total noninterest expense	179,948	146,908	91,334	76,401

INCOME BEFORE INCOME TAXES	111,178	107,227	57,193	54,629
Applicable income taxes	37,801	36,993	19,446	18,573

NET INCOME	$73,377	$70,234	$37,747	$36,056

EARNINGS PER SHARE:
Basic	$0.59	$0.59	$0.30	$0.30
Diluted	$0.59	$0.59	$0.30	$0.30
AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	123,896	117,554	124,055	119,702
Diluted	124,540	118,747	124,721	120,956
DIVIDENDS DECLARED PER SHARE	$0.28	$0.26	$0.14	$0.13

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
NET INCOME	$73,377	$70,234	$37,747	$36,056
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized gains on securities available for sale arising during the period, net of taxes	9,359	14,666	19,618	19,112
Less: reclassification adjustment for net gains included in net income	(2,454)	(434)	(1,286)	(435)

COMPREHENSIVE INCOME	$80,282	$84,466	$56,079	$54,733

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(52,214)	$89,807

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	771,810	329,578
Proceeds from sales of securities available for sale	482,532	63,210
Purchase of securities available for sale	(1,347,940)	(804,018)
Proceeds from maturities of investment securities	6,971	5,157
Net (increase) decrease in loans	(85,143)	255,071
Purchase of bank owned life insurance	(80,000)	—
Cash received in bank acquisitions	—	13,091
Capital expenditures	(17,397)	(37,324)
Proceeds from sale of other real estate owned	9,008	5,595
Other, net	247	2,509

NET CASH USED IN INVESTING ACTIVITIES	(259,912)	(167,131)

Cash flows from financing activities:
Net (decrease) increase in demand, savings, and time deposits	(178,583)	28,121
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	490,290	(80,715)
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(58,014)	(136,858)
Proceeds from issuance of common stock	869	1,825
Purchase of treasury stock	—	(30,721)
Dividends paid ($0.14 and $0.13 per share for 2003 and 2002, respectively)	(34,657)	(30,604)

NET CASH PROVIDED BY FINANCING ACTIVITIES	219,905	1,048

Net decrease in cash and cash equivalents	(92,221)	(76,276)
Cash and cash equivalents at beginning of year	419,421	388,108

Cash and cash equivalents at June 30,	$327,200	$311,832

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Cash paid during the year for:
Interest	$153,899	$169,422
Income taxes	31,000	44,144
Non-cash investing activities:
Transfer of loans to other real estate	$8,496	$11,631
Assets (non-cash) acquired in business combination	—	342,855
Liabilities assumed in business combination	—	331,094
Non-cash financing activities:
Conversion of subordinated debentures	$3,023	$75

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) have not changed their accounting and reporting policies from those stated in the 2002 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2002 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and 2002 and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002. All 2003 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentations.

NOTE B: CONTINGENCIES

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2003 will have a materially adverse effect on BancGroup’s financial statements.

NOTE C: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) is expected to result in a more complete depiction of an entity’s liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, (2) is expected to enhance the relevance of accounting information by providing more information about an entity’s obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity’s capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. Management does not believe the provisions of this standard will have a material impact on the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes should result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management has determined that the adoption of this standard will not have a material impact on the financial condition or results of operations of the Company.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34”. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. For additional discussion of BancGroup’s financial guarantees as of June 30, 2003 see Note F. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. As of June 30, 2003, BancGroup is evaluating low income housing activities as they relate to the consolidation requirements of FIN 46, and is awaiting further clarification as to the impact FIN 46 may have on trust operations and trust preferred securities. Based on current guidance related to FIN 46, management does not believe that BancGroup will be materially affected by adoption of this Interpretation.

NOTE D: EARNINGS PER SHARE

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(in thousands, except per share amounts)	Six Months Ended June 30,			Three Months Ended June 30,
2003	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$73,377	123,896	$0.59	$37,747	124,055	$0.30
Effect of dilutive instruments:
Options		291			395
Convertible debentures	57	353		20	271

Diluted EPS	$73,434	124,540	$0.59	$37,767	124,721	$0.30

2002
Basic EPS
Net income	$70,234	117,554	$0.59	$36,056	119,702	$0.30
Effect of dilutive instruments:
Options		699			764
Convertible debentures	77	494		42	490

Diluted EPS	$70,311	118,747	$0.59	$36,098	120,956	$0.30

NOTE E: SEGMENT INFORMATION

Through its wholly owned subsidiary, Colonial Bank, BancGroup had one primary line of business, Commercial Banking. Colonial Bank provides general banking services in 273 branches throughout six states. The Company also has approximately $11.5 million invested in certain non-banking entities including $3.6 million in residential real estate developments and $7.9 million in a start-up company providing internet and ACH services to banks.

The following table reflects the approximate amounts of consolidated revenue and expense for the six months ended June 30, 2003 and 2002 for each segment:

Segment Data

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(Dollars in thousands)
Six Months Ended June 30, 2003
Interest income	$390,603	$48	$390,651
Interest expense	140,812	3,588	144,400
Provision for loan losses	18,870	—	18,870
Noninterest income	63,818	(73)	63,745
Amortization and depreciation	14,773	117	14,890
Noninterest expense	162,687	2,371	165,058

Income before income taxes	117,279	(6,101)	111,178
Income taxes	39,423	(1,622)	37,801

Net Income (loss)	$77,856	$(4,479)	$73,377

Six Months Ended June 30, 2002
Interest income	$384,890	$2	$384,892
Interest expense	154,916	4,225	159,141
Provision for loan losses	17,974	—	17,974
Noninterest income	46,071	287	46,358
Amortization and depreciation	13,302	148	13,450
Noninterest expense	130,206	3,252	133,458

Income before income taxes	114,563	(7,336)	107,227
Income taxes	38,760	(1,767)	36,993

Net Income (loss)	$75,803	$(5,569)	$70,234

*	Includes eliminations of certain intercompany transactions.

NOTE F: GUARANTEES

BancGroup, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by BancGroup generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by BancGroup to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, BancGroup guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2003, BancGroup had standby letters of credit outstanding with maturities ranging from less than one year to greater than five years. The maximum potential amount of future undiscounted payments

BancGroup could be required to make under outstanding standby letters of credit was $180 million. BancGroup adopted FIN 45 on January 1, 2003, which requires the fair value of commitments be recorded as of January 1, 2003; the fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of June 30, 2003 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

NOTE G: DERIVATIVES

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies.

Interest rate swaps were executed in order to convert fixed rate subordinated debt, trust-preferred debt and certain fixed rate loans to floating rates. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt and fixed rate loans. All components of each interest rate swap’s gain or loss are included in the assessment of hedge effectiveness. There were no hedging gains and losses, as a result of hedge ineffectiveness, recognized for the six months ended June 30, 2003 and 2002. The notional values of the interest rate swaps were $150 million for the subordinated debt, $170 million for the trust preferred securities and $10.3 million for the fixed rate loans as of June 30, 2003.

BancGroup from time to time enters into over-the-counter option contracts on bonds in its security portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of June 30, 2003.

In addition to these derivatives, BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans that, upon closing, will be sold to third party correspondent banks. BancGroup enters into agreements to sell the individual loans at the same time the commitment to originate is finalized. While the forward sales commitments effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS 133 and are recorded at their respective fair values, which are essentially equal and offsetting. The notional value of these commitments at June 30, 2003 was $11.7 million.

As it relates to Mortgage Loans Held for Sale, BancGroup has executed forward sales commitments related to two business operations, retail mortgage loan production (referred to above) and in the purchase of short-term participations in mortgage loans. The notional value of the retail sales commitments at June 30, 2003 was $88.2 million. In connection with the purchase of short-term participations in mortgage loans, BancGroup has in place agreements to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. These forward sales commitments eliminate BancGroup’s market risk on the acquired participations, which are classified as Mortgage Loans Held for Sale. The notional value of these commitments at June 30, 2003 was $429.1 million. Because the Mortgage Loans Held for Sale and the sales commitment are in place for such a short term, the market values, which would be equal and offsetting, have been determined to be immaterial.

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

The Company’s actual and pro forma information follows (in thousands except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$73,377	$70,234	$37,747	$36,056
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(878)	(1,013)	(410)	(515)

Pro forma net income	$72,499	$69,221	$37,337	$35,541

Basic earnings per share:
As reported	$0.59	$0.59	$0.30	$0.30
Pro forma	$0.59	$0.59	$0.30	$0.30
Diluted earnings per share
As reported	$0.59	$0.59	$0.30	$0.30
Pro forma	$0.58	$0.58	$0.30	$0.29

NOTE I: BUSINESS COMBINATIONS

On June 26, 2003, Colonial announced the signing of a definitive agreement to acquire Sarasota BanCorporation, Inc. and its banking subsidiary Sarasota Bank. The transaction will be a stock for stock exchange at a price of $62.11 per share for each share of Sarasota BanCorporation stock, subject to certain market pricing conditions of Colonial’s stock, resulting in a total value of approximately $40.5 million. At June 30, 2003, Sarasota Bank had total assets of $168.3 million, total loans of $132.0 million and total deposits of $135.8 million. Sarasota Bank has one location in downtown Sarasota, Florida.

NOTE J: SUBSEQUENT EVENTS

Colonial Bank has received approval from the Office of the Controller of the Currency to convert to a national bank and anticipates that such conversion will be effective on August 8, 2003. Over the past seven years, Colonial Bank has significantly expanded its banking franchise outside the state of Alabama. Currently, Colonial operates in six states with more than 270 branches in cities from Miami, Florida to Reno, Nevada. Because of the national scope of the franchise, the bank’s Board of Directors and its sole shareholder, Colonial BancGroup, have concluded that it is in Colonial’s best interest to convert from an Alabama chartered bank to a nationally chartered bank. This conversion should result in a broader recognition of Colonial Bank as a bank more national in scope. As a result of the conversion, the bank’s primary regulator will be the Office of the Controller of the Currency, instead of the State of Alabama Banking Department and the Federal Reserve. As an insured depository institution, the bank will continue to be supervised by the Federal Deposit Insurance Corporation. BancGroup does not expect that the conversion will have any material impact on its operations or financial performance.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

CRITICAL ACCOUNTING POLICIES:

BancGroup has not changed its accounting and reporting policies from those stated in the annual report on Form 10-K for the year ended December 31, 2002. The unaudited interim financial statements included in this report should be read in conjunction with the audited financial statements and footnotes included in such annual report on Form 10-K. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Accounting for Acquisitions, Accounting for Allowance for Loan Losses, and Accounting for Income Taxes.

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

FINANCIAL CONDITION:

Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits, and long and short-term debt changed for the six months and twelve months ended June 30, 2003, respectively, as follows:

(Dollars in thousands)	December 31, 2002 to June 30, 2003 Increase (Decrease)		June 30, 2002 to June 30, 2003 Increase (Decrease)
	Amount	%	Amount	%
Total Assets	$385,150	2.4%	$2,534,671	18.5%
Securities	87,275	3.3%	382,511	16.3%
Mortgage loans held for sale	170,222	49.0%	486,244	1564.5%
Loans, net of unearned income	76,417	0.7%	1,399,024	13.5%
Non-time Deposits	293,731	5.9%	935,913	21.7%
Time Deposits	(472,314)	(10.8)%	(448,328)	(10.3)%
Short-term debt	662,598	19.7%	1,913,239	90.9%
Long-term debt	(224,493)	(11.2)%	(97,872)	(5.2)%

Assets:

BancGroup’s assets have increased 18.5% since June 30, 2002 and have increased 2.4% since December 31, 2002. The growth from June 30, 2002 is primarily the result of mortgage warehouse lending unit loans, mortgage loans held for sale, an increase in securities and growth in loans throughout BancGroup’s banking regions, as well as the acquisition of Palm Beach National Holding Company in Florida. The growth from December 31, 2002 is primarily the result of an increase in mortgage loans held for sale and securities.

Securities:

Investment securities and securities available for sale have increased $382.5 million, or 16.3%, and $87.3 million, or 3.3%, from June 30, 2002 and December 31, 2002, respectively. BancGroup continues to purchase securities to take advantage of spreads to short-term funding costs. The short-term funding of investment purchases mitigates the risk to falling rates and helps to offset the Company’s somewhat asset-sensitive position (see further discussion in Interest Rate Sensitivity). Colonial’s investment portfolio consists primarily of mortgage backed securities (MBS) and collateralized mortgage obligations (CMO).

Loans and Mortgage Loans Held for Sale:

Loans net of unearned income have increased $1,399 million, or 13.5%, and $76.4 million, or 0.7%, from June 30, 2002 and December 31, 2002, respectively. The increase in loans from June 30, 2002 includes an increase of $778.9 million in the Company’s mortgage warehouse lending unit and $285 million from the acquisition of Palm Beach National. The mortgage warehouse lending unit’s loan volume has a high degree of correlation with mortgage prepayments and refinancings in the industry. Mortgage loans held for sale increased $486.2 million and $170.2 million from June 30, 2002 and December 31, 2002, respectively. The increase from June 30, 2002 consisted of $429.1 million from mortgage warehouse lending activity and $57.1 million from retail mortgage origination. The increase from December 31, 2002 consisted of $153.8 million from mortgage warehouse lending activity and $16.4 million from retail mortgage origination. These increases are primarily due to the increased levels of mortgage refinancing activity. The following table reflects the Company’s loan mix.

GROSS LOANS BY CATEGORY (Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Commercial, financial, and agricultural	$917,338	$1,069,919	$1,088,901
Commercial real estate
Owner-occupied commercial real estate	875,953	875,312	802,250
Other commercial real estate	2,970,624	2,893,433	2,701,907

Total commercial real estate	3,846,577	3,768,745	3,504,157
Real estate-construction	3,044,316	2,821,631	2,632,196
Residential real estate	1,920,392	1,937,572	1,887,384
Installment and consumer	217,078	237,293	243,323
Mortgage warehouse lending	1,708,354	1,763,052	929,432
Other	114,824	94,280	84,650

Total Loans	$11,768,879	$11,692,492	$10,370,043

Commercial loans collateralized by real estate and construction loans increased approximately $77.8 million and $222.7 million, respectively from December 31, 2002. These increases are primarily due from internal loan growth in our banking regions. Commercial loans collateralized by real estate increased $342.4 million from June 30, 2002 while construction loans increased $412.1 million for the same period. These increases from June 30, 2002 resulted from internal loan growth, as well as the acquisition of Palm Beach National.

Management believes that the current distribution of loans, by geography, by property type, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of Construction and Commercial Real Estate loans as of June 30, 2003.

Geographic Diversity of Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
	(In thousands)
Average Loan Size	$579	$582

Geographic Diversity
Alabama	$318,678	$858,965
Georgia	496,838	458,978
Florida	1,470,817	1,768,345
Texas	383,793	232,330
Nevada	252,672	184,877
Other	121,518	343,082

Total	$3,044,316	$3,846,577

Property Type Distribution of Construction and Commercial Real Estate Loans

	% of Property Type Distribution to			% of Property Type Distribution to
Property Type Distribution	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
1-4 Family Residential Homes	22%	6%	Retail	19%	6%
Land Only	19%	5%	Office	16%	5%
Residential and Commercial Development	19%	5%	Multi-Family	15%	5%
Condominium	9%	2%	Warehouse	11%	4%
Retail	9%	2%	Lodging	10%	3%
Multi-family	7%	2%	Nursing Home	4%	2%
Office	5%	1%	School or Church	3%	1%
Warehouse	3%	1%	Recreation	3%	1%
Other*	7%	2%	Other*	19%	6%

Total Construction	100%	26%	Total Commercial Real Estate	100%	33%

*	Other includes all loans not specifically identified by property type. Management is continually enhancing its systems to provide additional detail on the composition of the loan portfolio.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,053,333	$811,783
% of 75 largest loans to category total	34.6%	21.1%
Average Loan to Value Ratio (75 largest loans)	67.1%	68.6%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.35	x

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved.

Outstanding loans in the international division, located in our South Florida Region, represent 0.20% of our total outstanding loans at June 30, 2003. This exposure is spread among approximately eight banking institutions in four Latin American/Caribbean countries. These transactions are trade related involving letters of credit as well as participations in commercial paper back up lines. The Company’s outstanding exposure in Argentina was $11.0 million of which 82% was current and on repayment terms at June 30, 2003. Although performing according to terms, these credits are included in nonperforming assets as nonaccrual loans.

Residential real estate 1-4 loans represent 16.3% of total loans at June, 2003 and 16.6% at December 31, 2002 compared to 18.2% at June 30, 2002. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk and lower interest rate sensitivity. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates, but sells in the secondary market. For the six months ended June 30, 2003, the total amount of loans originated and sold in the secondary market was approximately $470 million. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment.

BancGroup established a mortgage warehouse lending division in 1998. This department provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the southeast. Mortgage warehouse loans outstanding at June 30, 2003, December 31, 2002 and June 30, 2002 were $1.7 billion, $1.8 billion and $929 million, respectively, with unfunded commitments of $256 million, $186 million, and $671 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

BancGroup does not have a syndicated lending department. However, the Company has 25 credits with total commitments (funded and unfunded) of $559 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). At June 30, 2003, $357 million was funded under these commitments. The largest outstanding amount to any single borrower is approximately $59 million, with the smallest credit being approximately $101,000.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	19% - six commercial real estate facilities with headquarters located within Colonial’s existing markets,

•	4% - international credits to four Latin American correspondent banks which are comprised of short-term commitments to these banks,

•	73% - mortgage warehouse lines to twelve large institutions (the mortgage warehouse lending department conducts its own audits of these borrowers), and

•	4% - one operating facility to a large national corporation headquartered in Alabama.

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Allowance for loan losses – January 1	$135,265	$122,200	$122,200

Charge-offs:
Commercial, financial, and agricultural	11,714	19,859	5,989
Real estate-commercial	3,203	4,062	3,161
Real estate-construction	1,050	1,789	731
Real estate-residential	1,762	5,221	1,787
Installment and consumer	1,425	3,621	1,565
Other	563	1,082	418

Total charge-offs	19,717	35,634	13,651

Recoveries:
Commercial, financial, and agricultural	1,088	1,189	434
Real estate-commercial	567	1,005	440
Real estate-construction	16	93	61
Real estate-residential	210	565	355
Installment and consumer	788	1,589	912
Other	531	444	164

Total recoveries	3,200	4,885	2,366

Net charge-offs	16,517	30,749	11,285
Allowance added from bank acquisitions	—	7,834	3,437
Provision for loan losses	18,870	35,980	17,974

Allowance for loan losses-end of period	$137,618	$135,265	$132,326

Net charge-offs as a percentage of average net loans - (annualized basis):
Quarter to date	0.37%	0.44%	0.19%
Year to date	0.29%	0.29%	0.22%

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

(Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Aggregate loans for which interest is not being accrued	$65,136	$70,282	$39,452
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	384	417	1,206

Total nonperforming loans *	65,520	70,699	40,658
Other real estate owned and repossessions	18,607	20,602	21,767

Total nonperforming assets *	$84,127	$91,301	$62,425

Aggregate loans contractually past due 90 days for which interest is being accrued	$10,784	$21,693	$15,583
Net charge-offs quarter-to-date	$10,873	$12,297	$4,952
Net charge-offs year-to-date	$16,517	$30,749	$11,285
Total nonperforming assets as a percent of net loans and other real estate	0.71%	0.78%	0.60%
Allowance as a percent of net loans	1.17%	1.16%	1.28%
Allowance as a percent of nonperforming assets *	164%	148%	212%
Allowance as a percent of nonperforming loans *	210%	191%	325%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. A loan is considered impaired if it is deemed probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In addition to nonaccrual loans, impaired loans may include past due loans that are well collateralized and in the process of collection. At June 30, 2003, December 31, 2002 and June 30, 2002, the recorded investment in loans for which impairment has been recognized totaled approximately $66.2 million, $70.2 million, and $34.0 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance to impaired loans for June 30, 2003, December 31, 2002 and June 30, 2002 was $18.7 million, $17.6 million, and $13.0 million, respectively. At June 30, 2003, impaired loans with an associated allowance totaled $51.9 million, while $14.3 million of impaired loans required no related allowance due to their fully collateralized status. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for all respective periods.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $316.1 million of loans, which have been placed, on a classified loan list. The status of all material loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable terms. As of June 30, 2003, substantially all of these loans are current (paying on or before payment due date or less than 30 days past due) with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

LIQUIDITY:

BancGroup has addressed its liquidity and interest rate sensitivity through its policies and structure for asset/liability management. BancGroup’s Asset/Liability Management Committee (“ALMCO”) establishes operating constraints for critical elements of BancGroup’s business, such as liquidity and interest rate sensitivity. ALMCO constantly monitors performance and takes action in order to meet its objectives.

A prominent focus of ALMCO is maintenance of adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Core (non-time) deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Efforts to emphasize relationship deposit growth are having a positive impact. Average deposits in the second quarter 2003, excluding time deposits, grew 20% over the same quarter in 2002, and 14% excluding acquisitions. The non-interest bearing portion of average deposits grew 27% excluding acquisitions over the same period and improved the non-interest bearing deposit mix from 17% to 20% of total deposits. The Company decreased its emphasis on higher cost time deposits; thus average time deposits decreased 5% compared to second quarter 2002, and 6% excluding acquisitions. As a result of the decrease in time deposits, the non-time deposit share of deposits increased to 56% in second quarter 2003 from 50% in second quarter 2002.

In addition to funding growth through core (non-time) deposits, BancGroup expanded its availability of short and long-term wholesale funding sources. As of June 30, 2003 BancGroup utilized 67%, as opposed to 70% at December 31, 2002, of the total wholesale funding sources available. This improved utilization level was a result of increased wholesale funding sources to accommodate the short-term cyclical nature of mortgage warehouse lending. Mortgage warehouse loans re-price daily and are largely funded with short-term floating rate wholesale funds. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

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

The following table represents the output from the Company’s simulation model based on the balance sheet as of June 30, 2003, when the Fed Funds Rate was 1.00%, and estimates the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no changes (1)
Basis Points change
+200	3.00%	4.0%
+100	2.00	1.5
No Change	1.00	—
-100.00		(2.3)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

This table shows that under these rate shock scenarios, net interest income would benefit from rising rates; however, the risk to declining rates is believed to be acceptable considering the overall level of interest rates. The projections in the table are based on rate shocks where all rate indices are changed by the same amount. Therefore, these simulations do not take into account the risk of yield curve shifts or change in the basis risk or spread between various rate indices. They also do not take into account balance sheet volume and mix changes that might occur due to changes in rates or yield curve slope. Additionally, approximately $3.9 billion in floating rate loans have floors. However competitive pressures may not allow the bank to realize the full benefit of these floors, therefore this benefit is not fully included in the down 100 basis point scenario.

The following table summarizes BancGroup’s Maturity / Rate Sensitivity or Gap at June 30, 2003.

(Dollars in millions)

	0-90 days	0-365 days
Rate Sensitive Assets (RSA)	$9,430	$11,021
Rate Sensitive Liabilities (RSL)	5,942	8,924
Cumulative Gap (RSA-RSL)	3,488	2,097
Cumulative Gap Ratio (Cum Gap / Total Assets)	22%	13%

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

CAPITAL ADEQUACY AND RESOURCES:

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. BancGroup increases capital gradually through normal earnings retention. The Company’s dividend payout ratio target range is 30-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but is increased from 100 to 200 basis points based on a review of individual banks by the Federal Reserve. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BancGroup and Colonial Bank are categorized as well capitalized. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2003 are stated below:

Capital (thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gain on securities available for sale and intangibles plus Trust Preferred Securities)		$1,018,147

Tier II capital:
Allowable loan loss reserve		137,618
Subordinated debt		257,725
45% of net unrealized gains on available for sale equity securities		149

Total Capital		$1,413,639

Risk-Adjusted Assets (thousands)		$12,653,567
Total Assets (thousands)		$16,207,505

	June 30, 2003	December 31, 2002
Tier I Leverage Ratio	6.50%	6.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.05%	7.76%
Total Capital Ratio	11.17%	10.93%

The Basel Committee on Banking Supervision, consisting of central bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from BancGroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by the fourth quarter of 2003 and implement a new framework to begin in 2007. In August 2003, the U.S. banking regulators published notices and requests for comment for the proposed implementation of the new Basel Capital Accord in the United States. BancGroup is currently assessing the potential impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

AVERAGE VOLUME AND RATE

(UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2003			2002
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
ASSETS
Loans, net (1)	$10,008,812	$150,977	6.12%	$9,402,534	$157,061	6.70%
Mortgage warehouse lending	1,592,106	14,492	3.60%	828,127	9,136	4.36%
Mortgage loans held for sale	364,505	4,982	5.47%	20,129	326	6.48%
Investment securities and securities available for sale and other interest-earning assets (2)	2,745,904	26,173	3.81%	2,143,556	29,336	5.47%

Total interest-earning assets (1)	14,711,327	$196,624	5.35%	12,394,346	$195,859	6.33%

Non-earning assets	1,114,053			850,526

Total assets	$15,825,380			$13,244,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$3,306,725	$7,004	0.85%	$2,901,762	$9,701	1.34%
Time deposits	3,999,866	28,964	2.90%	4,218,130	36,261	3.45%
Short-term borrowings	3,373,589	10,857	1.29%	1,743,501	7,964	1.83%
Long-term debt	2,108,847	24,058	4.56%	1,940,231	25,071	5.18%

Total interest-bearing liabilities	12,789,027	$70,883	2.22%	10,803,624	$78,997	2.93%

Noninterest-bearing demand deposits	1,846,827			1,394,292
Other liabilities	86,737			77,394

Total liabilities	14,722,591			12,275,310
Shareholders’ equity	1,102,789			969,562

Total liabilities and shareholders’ equity	$15,825,380			$13,244,872

RATE DIFFERENTIAL			3.13%			3.40%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$125,741	3.42%		$116,862	3.77%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

AVERAGE VOLUME AND RATE

(UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2003			2002
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
ASSETS
Loans, net (1)	$9,953,973	$302,317	6.04%	$9,249,691	$310,335	6.76%
Mortgage warehouse lending	1,535,048	27,867	3.61%	849,226	18,516	4.34%
Mortgage loans held for sale	291,226	7,597	5.22%	20,375	678	6.66%
Investment securities and securities available for sale and other interest-earning assets (2)	2,742,185	54,082	3.98%	2,050,716	56,861	5.55%

Total interest-earning assets (1)	14,522,432	$391,863	5.43%	12,170,008	$386,390	6.39%

Non-earning assets	1,069,484			807,817

Total assets	$15,591,916			$12,977,825

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$3,262,264	$13,937	0.86%	$2,792,918	$18,090	1.31%
Time deposits	4,132,626	61,424	3.00%	4,193,988	76,101	3.66%
Short-term borrowings	3,113,713	20,641	1.34%	1,737,054	15,797	1.83%
Long-term debt	2,120,105	48,398	4.60%	1,872,272	49,153	5.28%

Total interest-bearing liabilities	12,628,708	$144,400	2.30%	10,596,232	$159,141	3.03%

Noninterest-bearing demand deposits	1,786,958			1,372,553
Other liabilities	82,322			86,181

Total liabilities	14,497,988			12,054,966
Shareholders’ equity	1,093,928			922,859

Total liabilities and shareholders’ equity	$15,591,916			$12,977,825

RATE DIFFERENTIAL			3.13%			3.36%

NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$247,463	3.42%		$227,249	3.75%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

ANALYSIS OF INTEREST INCREASES / (DECREASES)

(UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30, 2003 Change from 2002
		Attributed to (1)
	Total	Volume	Rate
INTEREST INCOME:
Loans, net	$(6,084)	$9,011	$(15,095)
Mortgage warehouse lending	5,356	7,144	(1,788)
Mortgage loans held for sale	4,656	4,714	(58)
Investment securities and securities for sale and other interest-earning assets	(3,163)	7,010	(10,173)

Total interest income	765	27,879	(27,114)

INTEREST EXPENSE:
Interest-bearing deposits	(2,697)	1,213	(3,910)
Time deposits	(7,297)	(2,054)	(5,243)
Short-term borrowings	2,893	5,767	(2,874)
Long-term debt	(1,013)	2,090	(3,103)

Total interest expense	(8,114)	7,016	(15,130)

Net interest income	$8,879	$20,863	$(11,984)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

(Dollars in thousands)	Six Months Ended June 30, 2003 Change from 2002
		Attributed to (1)
	Total	Volume	Rate
INTEREST INCOME:
Loans, net	$(8,018)	$24,178	$(32,196)
Mortgage warehouse lending	9,351	12,825	(3,474)
Mortgage loans held for sale	6,919	7,095	(176)
Investment securities and securities for sale and other interest-earning assets	(2,779)	15,871	(18,650)

Total interest income	5,473	59,969	(54,496)

INTEREST EXPENSE:
Interest-bearing deposits	(4,153)	2,723	(6,876)
Time deposits	(14,677)	(1,133)	(13,544)
Short-term borrowings	4,844	9,956	(5,112)
Long-term debt	(755)	5,999	(6,754)

Total interest expense	(14,741)	17,545	(32,286)

Net interest income	$20,214	$42,424	$(22,210)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

NET INTEREST INCOME:

Net interest income represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest-bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax-equivalent basis increased $8.9 million to $125.7 million for the quarter ended June 30, 2003 from $116.9 million for the quarter ended June 30, 2002. Net interest income on a tax-equivalent basis increased $20.2 million to $247.5 million for the six months ended June 30, 2003 from $227.2 million for the same period in 2002.

Net interest margin for the second quarter 2003 remained flat with first quarter 2003 at 3.42% but was down 35 basis points from 3.77% for second quarter 2002. Net interest margin for the six months ended June 30, 2003 was 3.42%, a decline of 33 basis points from 3.75% for the same period in 2002. The decline in the margin from the three months and six months ended June 30, 2002 to the same periods in 2003 was due to a decrease in yield on earning assets partially offset by a decrease in rate on interest-bearing liabilities both of which are the result of reductions in market rates. In addition the Company has experienced a shift in deposit mix from higher costing time deposit to interest-bearing and noninterest-bearing demand deposits. Please refer to the Liquidity section of this report for additional discussion.

The prime rate has fallen from 4.75% at June 30, 2002 to 4.00% at June 30, 2003. Further, mortgage rates, as measured by the 30 day FNMA commitment rate, fell approximately 150 basis points from 6.48% to 5.00%.

As a result of these market rate fluctuations, the Company’s average loan yields for the quarter declined 58 basis points, while interest-bearing liabilities declined 71 basis points as compared to the second quarter of 2002. Average year-to-date loan yields have decreased 72 basis points, while interest-bearing liabilities declined 73 basis points as compared to the same period in 2002. Neither loan yields nor liability costs fully include the impact of the latest Fed rate cut of 25 basis points as it occurred late in the quarter, on June 25, 2003.

Security yields have decreased 166 basis points from 5.47% for the second quarter of 2002 to 3.81% for the second quarter of 2003. The decline in the securities yield over the past year is due to record low interest rates that increased prepayments in the portfolio that were then reinvested at lower rates as well as the $600 million expansion of the portfolio during this time frame.

The decline in net interest income attributed to rate was more than off set by the increase resulting from growth in average earning assets. For the second quarter 2003 average earning assets increased $2.3 billion to $14.7 billion compared to $12.4 billion for the second quarter 2002. This increase was due to a $602 million increase in the investment portfolio, a $606 million increase in loans, a $764 million increase in mortgage warehouse lending loans and a $344 million increase in mortgages held for sale. For the six months ended June 30, 2003 average earning assets increased $2.4 million from the same period in 2002. The increase is due to a $691 million increase in the investment portfolio, a $704 million increase in loans, a $686 million increase in mortgage warehouse lending loans and a $271 million increase in mortgages held for sale. Please refer to the Financial Condition section of this report for further discussion.

LOAN LOSS PROVISION:

The provision for loan losses for the quarter ended June 30, 2003 was $10.8 million compared to $8.5 million for the same period in 2002. Year to date loan loss provision for 2003 was $18.9 million compared to $18 million in 2002. Net charge-offs were 0.37% and 0.29% for the three months and six months ended June 30, 2003, respectively, and 0.19% and 0.22% for the same periods in 2002.

At June 30, 2003 BancGroup has a 210% reserve coverage of nonperforming loans compared to 191% at December 31, 2002 and 325% at June 30, 2002. See management’s discussion of nonperforming assets and summary of loan losses presented in the Financial Condition section of this report.

NONINTEREST INCOME:

Noninterest income increased $10.8 million, 45.9%, and $17.4 million, 37.5%, for the three months and six months ended June 30, 2003 compared to the same period in 2002, respectively. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage origination income and securities gains.

Service charges on deposit accounts increased $2.3 million, 20.9%, for the three months ended June 30, 2003 over the same period in 2002 and $3.4 million, 15.8%, for the six months ended June 30, 2003 over 2002. These increases are primarily the result of the growth in noninterest-bearing deposits, the management of fee collection, and an increase in cash management services revenues. The increase to last year also included the impact of the acquisition of Palm Beach National Bank of approximately $400,000 and $786,000 for the three and six months ended June 30, 2002, respectively.

Financial planning services revenue increased $1.0 million, 42.3%, for the three months ended June 30, 2003 over the same period in 2002 and $2.6 million, 51.4%, for the six months ended June 30, 2003 over 2002. These increases are the result of additional investment and annuity sales as well as an increase in revenue from trust services. The Company expanded its trust operations with the addition of Palm Beach National Bank in September 2002.

Electronic banking revenues include fees from the Company’s ATM network, business and personal check cards and internet banking. The Company has targeted promotions to result in more customers using these services and implemented service enhancements such as the improved internet banking product introduced in late 2002. As a result of these efforts noninterest income from electronic banking services increased $585,000 or 27.5% and $1.1 million or 28.6% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. In April 2003 Visa announced a settlement agreement with its merchant customers that will reduce revenue from interchange income in periods beginning in August 2003. Colonial expects the reduction in interchange income to be more than offset by increases in other fee income.

With another quarter of historically low mortgage interest rates, mortgage origination fees increased $3.3 million, 113.3%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and $5.7 million, 113.2%, for the six months ended June 30, 2003 over 2002.

Securities gains for the quarter ended June 30, 2003 were $1.9 million compared to $664,000 for the same period in 2002 and $3.7 million and $663,000 for the six months ended June 30, 2003 and 2002, respectively. In addition the company recorded approximately $1.7 million and $2.1 million in other income from option trading positions for the three months and six months ended June 30, 2003, respectively.

NONINTEREST EXPENSES:

In support of the Company’s sales culture, BancGroup continues to make strategic investments in its product and service offerings, technology systems, and sales incentive programs. The Company continued its expansion through strategic placement of new branch locations and bank acquisitions. In addition to ten new branch openings from June 2002 to June 2003, Colonial acquired eight branches through its acquisition of Palm Beach National Bank in Florida. Accordingly, noninterest expense increased $14.9 million or 19.6% and $33.0 million or 22.5% for the quarter ended and six months ended June 30, 2003 as compared to the same periods in 2002, respectively. Annualized noninterest expense to average assets was 2.31% for the three months ended and six months ended June 30, 2003, as compared to 2.31% for the three months ended and 2.26% for the six months ended June 30, 2002.

Salaries and benefits increased $8.0 million for the three months ended June 30, 2003 over the same period in 2002 and $17.9 million for the six months ended June 30, 2003 over the same period in 2002. The salary and employee benefits increase results from acquisitions completed during the previous year, new branches opened, normal salary increases, additional production related incentive compensation, and increased pension and health benefit costs.

Occupancy and equipment expense for the three months ended June 30, 2003 increased $3.6 million when compared to the same period in 2002 and $6.6 million for the six months ended June 30, 2003 over the same period in 2002. The increase was primarily the result of the acquisitions completed in 2002, branch openings as previously discussed, as well as technology enhancements.

Intangible asset amortization increased $373,000 for the three months ended June 30, 2003 over the same period in 2002 and $1.3 million for the six months ended June 30, 2003 over the same period in 2002 due to the acquisitions of First Mercantile Bank and Palm Beach National Bank in 2002.

The remaining increases in other expense of $2.9 million for the three months ended and $7.2 million for the six months ended June 30, 2003 over the same periods in 2002 are the result of the aforementioned acquisitions, additional advertising expenses as a result of the Company’s emphasis on deposit growth as well as increases in normal operating expenses including legal fees and professional service fees.

PROVISION FOR INCOME TAXES:

BancGroup’s provision for income taxes is based on an approximate 34.0% and 34.5%, estimated annual effective tax rate for the years 2003 and 2002, respectively. The provision for income taxes for the three months ended June 30, 2003 and 2002 were $19.4 million and $18.6 million respectively. The year to date provision for income taxes ended June 30, 2003 and 2002 was $37.8 million and $37.0 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect the disclosure controls and procedures since the date of the evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

Part II.    OTHER INFORMATION

Item 1. Legal Proceedings - See Note B - COMMITMENTS AND CONTINGENCIES AT PART 1

Item 2. Changes in Securities and Use of Proceeds

Through a notice to security holders dated as of April 11, 2003, BancGroup announced its intention to redeem all of the then outstanding 1986 7 1/2% Convertible Subordinated Debentures on May 15, 2003. All of such debentures were either converted into BancGroup common stock prior to May 15 or were redeemed on May 15, 2003.

Item 3. Defaults Upon Senior Securities - N/A

Item 4. Submission of Matters to a Vote of Security Holders

On April 16, 2003, the annual meeting of the shareholders of Colonial BancGroup was held. The only matter considered was the election of directors. The following table lists what directors were elected, the votes cast for them or withheld and the percentage of the votes cast for such directors out of the total of votes cast.

The following directors were elected for a term expiring in 2006:

	For	Withheld	Percent For
Lewis E. Beville	101,147,519	3,362,924	96.8
Jerry J. Chesser	101,182,912	3,327,531	96.8
John Ed Mathison	102,368,288	2,142,155	98.0
Joe D. Mussafer	103,021,792	1,488,651	98.6
Frances E. Roper	101,061,957	3,448,486	96.7
Edward V. Welch	103,014,256	1,496,187	98.6

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2005: William Britton, Augustus K. Clements, III, Patrick F. Dye, Milton E. McGregor, William E. Powell, III and Simuel Sippial.

Directors whose terms expire in 2004: Robert S. Craft, Clinton O. Holdbrooks, Harold D. King, Robert E. Lowder, John C. H. Miller, Jr. and James W. Rane.

Item 5. Other Information

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a certification of the Quarterly Report on Form 10-Q has been submitted to the Securities and Exchange Commission by each of the Chief Executive Officer and the Chief Financial Officer of BancGroup.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer
32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer
32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

(b)	Reports on Form 8-K

1.	Form 8-K – was furnished on July 16, 2003 as Regulation F-D Disclosure in regard to second quarter 2003 earnings.

2.	Form 8-K – was furnished on May 6, 2003 as Regulation F-D Disclosure in regard to presentations made by management to institutional investors.

3.	Form 8-K – was furnished on April 15, 2003 as Regulation F-D Disclosure in regard to first quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date: August 7, 2003	By:	/s/ SHEILA MOODY
Sheila Moody Its Chief Accounting Officer