Form 10-Q
period 2003-09-30
COLONIAL BANCGROUP INC
filed 2003-11-04
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, $2.50 Par Value	124,422,742

THE COLONIAL BANCGROUP, INC.

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)	4
		Condensed Consolidated Statements of Condition—September 30, 2003, December 31, 2002 and September 30, 2002	4
		Condensed Consolidated Statements of Income—Nine months ended September 30, 2003 and September 30, 2002, and three months ended September 30, 2003 and September 30, 2002	5
		Condensed Consolidated Statements of Comprehensive Income—Nine months ended September 30, 2003 and September 30, 2002, and three months ended September 30, 2003 and September 30, 2002	6
		Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and September 30, 2002	7-8
		Notes to the Unaudited Condensed Consolidated Financial Statements—September 30, 2003	9
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
	Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	31
	Item 2.	Changes in Securities and Use of Proceeds	31
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Submission of Matters to a Vote of Security Holders	31
	Item 5.	Other Information	31
	Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURE			33

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2003 and beyond; (ii) increases in competitive pressure in the banking industry or other factors that may reduce non-interest income; (iii) economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent acquisitions are not fully realized; (v) adverse changes in the interest rate environment which may reduce or expand margins or adversely affect critical estimates as applied and projected returns on investments; (vi) management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(Dollars in thousands)

	September 30, 2003	December 31, 2002	September 30, 2002
ASSETS:
Cash and due from banks	$321,362	$381,549	$323,944
Interest-bearing deposits in banks and federal funds sold	45,757	37,872	126,940
Securities available for sale	2,852,344	2,618,129	2,547,853
Investment securities	10,952	20,006	24,248
Mortgage loans held for sale	366,080	347,101	154,752
Loans, net of unearned income	11,409,448	11,692,430	11,196,422
Less: Allowance for loan losses	(136,625)	(135,265)	(136,360)

Loans, net	11,272,823	11,557,165	11,060,062
Premises and equipment, net	236,229	231,574	224,986
Goodwill	225,934	225,677	226,741
Other intangibles, net	28,214	31,471	33,100
Other real estate owned	16,809	20,602	20,712
Accrued interest and other assets	458,015	351,209	345,387

TOTAL ASSETS	$15,834,519	$15,822,355	$15,088,725

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Non-interest bearing deposits	$1,884,568	$1,734,321	$1,618,195
Interest bearing deposits	3,002,640	2,704,479	2,606,538
Savings	558,071	511,643	483,387
Time	3,859,949	4,369,292	4,447,831

Total deposits	9,305,228	9,319,735	9,155,951
Short-term borrowings	3,352,913	3,355,678	2,748,976
Subordinated debt	284,926	283,317	286,356
Trust preferred securities	—	197,878	194,946
Junior subordinated debt	305,425	—	—
FHLB and other long-term debt	1,407,973	1,517,339	1,562,405
Accrued expenses and other liabilities	66,260	76,972	86,834

Total liabilities	14,722,725	14,750,919	14,035,468

SHAREHOLDERS’ EQUITY:
Common Stock, $2.50 par value; 200,000,000 shares authorized; 124,422,742, 123,700,015, and 123,649,591 shares issued at September 30, 2003, December 31, 2002, and September 30, 2002, respectively	311,057	309,250	309,124
Additional paid in capital	205,232	200,886	200,591
Retained earnings	605,351	545,223	526,553
Unearned compensation	(1,930)	(2,778)	(3,080)
Accumulated other comprehensive income, net of taxes	(7,916)	18,855	20,069

Total shareholders’ equity	1,111,794	1,071,436	1,053,257

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,834,519	$15,822,355	$15,088,725

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$505,831	$497,058	$168,313	$167,871
Interest and dividends on securities	79,617	85,488	26,896	30,173
Other interest	545	715	133	325

Total interest income	585,993	583,261	195,342	198,369

INTEREST EXPENSE:
Interest on deposits	107,419	141,345	32,058	47,154
Interest on short-term borrowings	30,454	26,116	9,813	10,318
Interest on long-term debt	72,293	74,170	23,895	25,018

Total interest expense	210,166	241,631	65,766	82,490

NET INTEREST INCOME	375,827	341,630	129,576	115,879
Provision for loan losses	28,176	24,777	9,306	6,803

Net Interest Income After Provision for Loan Losses	347,651	316,853	120,270	109,076

NONINTEREST INCOME:
Service charges on deposit accounts	39,377	33,058	14,304	11,404
Financial planning services	11,525	8,326	3,764	3,200
Electronic banking	7,632	6,182	2,489	2,184
Mortgage origination	14,990	8,885	4,274	3,858
Securities gains, net	3,859	1,639	142	976
Other income	18,625	14,264	7,290	4,374

Total noninterest income	96,008	72,354	32,263	25,996

NONINTEREST EXPENSE:
Salaries and employee benefits	145,625	120,045	50,295	42,591
Occupancy expense of bank premises, net	32,996	28,753	11,344	9,961
Furniture and equipment expenses	27,564	22,533	9,248	7,960
Amortization of intangible assets	3,257	1,767	1,085	892
Other expenses	64,233	54,171	21,755	18,957

Total noninterest expense	273,675	227,269	93,727	80,361

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	169,984	161,938	58,806	54,711
Applicable income taxes	57,795	55,869	19,994	18,876

INCOME FROM CONTINUING OPERATIONS	$112,189	$106,069	$38,812	$35,835

Discontinued Operations:
Net loss from discontinued operations and loss on disposal, net of income taxes of ($371) for the three and nine months ended September 30, 2002	—	(705)	—	(705)

NET INCOME	$112,189	$105,364	$38,812	$35,130

EARNINGS PER SHARE:
Basic	$0.90	$0.89	$0.31	$0.29
Diluted	$0.90	$0.88	$0.31	$0.29

AVERAGE NUMBER OF SHARES OUTSTANDING (in thousands):
Basic	124,050	118,201	124,354	119,457
Diluted	124,826	119,305	124,997	120,400
DIVIDENDS DECLARED PER SHARE	$0.42	$0.39	$0.14	$0.13

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
NET INCOME	$112,189	$105,364	$38,812	$35,130

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized gains/(losses) on securities available for sale arising during the period, net of taxes	(24,224)	11,462	(33,583)	(3,204)
Less: reclassification adjustment for net gains included in net income	(2,547)	(1,073)	(93)	(639)

COMPREHENSIVE INCOME	$85,418	$115,753	$5,136	$31,287

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$125,883	$9,121

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	1,084,832	585,685
Proceeds from sales of securities available for sale	740,176	110,854
Purchase of securities available for sale	(2,113,723)	(1,319,725)
Proceeds from maturities of investment securities	9,095	8,637
Net decrease (increase) in loans	268,904	(297,441)
Purchase of bank owned life insurance	(80,000)	—
Cash received in bank acquisitions	—	56,541
Capital expenditures	(28,815)	(54,403)
Proceeds from sale of other real estate owned	15,600	9,628
Proceeds from sale of fixed assets	4,684	17,589
Other, net	(6,090)	(108)

NET CASH USED IN INVESTING ACTIVITIES	(105,337)	(882,743)

Cash flows from financing activities:
Net (decrease) increase in demand, savings, and time deposits	(14,507)	213,473
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(376,043)	535,303
Proceeds from issuance of long-term debt	453,093	437,121
Repayment of long-term debt	(86,046)	(165,471)
Proceeds from issuance of common stock	2,717	2,447
Purchase of treasury stock	—	(40,501)
Dividends paid ($0.14 and $0.13 per share for 2003 and 2002, respectively)	(52,062)	(45,974)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(72,848)	936,398

Net (decrease) increase in cash and cash equivalents	(52,302)	62,776
Cash and cash equivalents at beginning of year	419,421	388,108

Cash and cash equivalents at September 30	$367,119	$450,884

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Cash paid during the year for:
Interest	$220,143	$245,505
Income taxes	52,000	64,160
Non-cash investing activities:
Transfer of loans to other real estate	$14,297	$13,025
Assets (non-cash) acquired in business combination	—	785,756
Liabilities assumed in business combination	—	687,765
Reissuance of treasury stock for business combination	—	40,501
Origination of loans for the sale of other real estate	28	110
Deconsolidation of special purpose trusts (see Note H):
Recognition of the equity investments in the special purpose trusts	8,598	—
Non-cash financing activities:
Conversion of subordinated debentures to stock	$3,023	$174
Deconsolidation of special purpose trusts (see Note H):
Removal of the special purpose trusts’ preferred securities	296,827	—
Recognition of the junior subordinated debts in the special purpose trusts	305,425	—

See Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A: Accounting Policies

The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) have not changed their accounting and reporting policies, except as directed by FASB Interpretation No. 46 (“FIN 46”), from those stated in the 2002 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2002 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and 2002 and the results of operations and cash flows for the interim periods ended September 30, 2003 and 2002. All 2003 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentations.

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2003 will have a materially adverse effect on BancGroup’s financial condition.

Note C: Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) are expected to result in a more accurate description of an entity’s liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, and (2) are expected to enhance the relevance of accounting information by providing more information about an entity’s obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity’s capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. The implementation of SFAS 150 did not have a material effect on BancGroup’s financials.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements. Those changes should result in

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS 149 did not have a material effect on BancGroup’s financials.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34”. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation were effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. For additional discussion of BancGroup’s financial guarantees as of September 30, 2003, see Note G. The initial adoption of this standard did not have a material impact on BancGroup’s financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Early adoption of FIN 46 is permitted. In order to treat variable interest entities of BancGroup that were created before January 31, 2003 in a manner consistent with those that were created after January 31, 2003, BancGroup elected early adoption of FIN 46 on July 1, 2003. For additional discussion of BancGroup’s variable interest entities at September 30, 2003, see Note H.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note D: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

(in thousands, except per share amounts)	Nine Months Ended September 30,			Three Months Ended September 30,
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
2003
Basic EPS
Net income	$112,189	124,050	$0.90	$38,812	124,354	$0.31
Effect of dilutive instruments:
Options		423			643
Convertible debentures	57	353		—	—

Diluted EPS	$112,246	124,826	$0.90	$38,812	124,997	$0.31

2002
Basic EPS
Net income	$105,364	118,201	$0.89	$35,130	119,457	$0.29
Effect of dilutive instruments:
Options		615			461
Convertible debentures	116	489		40	482

Diluted EPS	$105,480	119,305	$0.88	$35,170	120,400	$0.29

Note E: Segment Information

Through its wholly owned subsidiary, Colonial Bank, BancGroup had one primary line of business, commercial banking. Colonial Bank is a national bank that provides general banking services in 274 branches throughout six states. The Company also has approximately $13.4 million invested in certain non-banking entities, including $5.7 million in residential real estate developments and $7.7 million in a technology company providing internet and automated clearing house (“ACH”) services to banks.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table reflects the approximate amounts of consolidated revenue and expense for the nine months ended September 30, 2003 and 2002 for each segment:

Segment Data

	Continuing Operations			Discontinued Operations Mortgage Banking		Consolidated BancGroup
	Commercial Banking	Corporate/ Other*	Total
	(dollars in thousands)
Nine Months Ended September 30, 2003
Interest income	$585,975	$18	$585,993	$		$585,993
Interest expense	204,698	5,468	210,166			210,166
Provision for loan losses	28,176	—	28,176			28,176
Noninterest income	95,872	136	96,008			96,008
Amortization and depreciation	22,092	168	22,260			22,260
Noninterest expense	247,587	3,828	251,415			251,415

Income/(loss) from continuing operations before income taxes	179,294	(9,310)	169,984			169,984
Income taxes	60,296	(2,501)	57,795			57,795

Income/(loss) from continuing operations	118,998	(6,809)	112,189			112,189
Loss from discontinued operations and loss on disposal (net of taxes)	—	—	—		—	—

Net Income (Loss)	$118,998	$(6,809)	$112,189		$—	$112,189

Nine Months Ended September 30, 2002
Interest income	$583,258	$3	$583,261	$		$583,261
Interest expense	235,379	6,252	241,631			241,631
Provision for loan losses	24,777	—	24,777			24,777
Noninterest income	72,067	287	72,354			72,354
Amortization and depreciation	20,117	217	20,334			20,334
Noninterest expense	202,996	3,939	206,935			206,935

Income/(loss) from continuing operations before income taxes	172,056	(10,118)	161,938			161,938
Income taxes	58,439	(2,570)	55,869			55,869

Income/(loss) from continuing operations	113,617	(7,548)	106,069			106,069
Loss from discontinued operations and loss on disposal (net of taxes)	—	—	—		(705)	(705)

Net Income (Loss)	$113,617	$(7,548)	$106,069		$(705)	$105,364

*	Includes eliminations of certain intercompany transactions.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note F: Long Term Borrowings

During September 2003, BancGroup issued, through a special purpose trust, $100 million in trust preferred securities. These securities bear interest of 7.875% and are subject to redemption by the trust, in whole or in part, at any time after September 2008, until maturity in October 2033. Due to BancGroup’s adoption of FIN 46 on July 1, 2003, all of its trust preferred securities were deconsolidated (refer to Note H for further information). As a result, the trust preferred securities are no longer reflected on BancGroup’s consolidated statement of condition, and instead it now reflects the junior subordinated debt that was issued to the special purpose trust. The junior subordinated debt has the same terms as the trust preferred securities. In connection with the issuance of the junior subordinated debt, BancGroup executed interest rate swaps whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting $100 million of the junior subordinated debt from fixed to floating. These interest rate swaps resulted in an effective floating rate on the junior subordinated debt of 3 month LIBOR + 2.03%. At September 30, 2003, the net effective floating rate was 3.17%. The proceeds from this issuance will be used for general corporate purposes.

Note G: Guarantees

Colonial Bank (a wholly-owned subsidiary of BancGroup) issues financial guarantees in the form of financial and performance standby letters of credit as part of its ongoing business operations. Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2003, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than sixteen years. The maximum potential amount of future undiscounted payments Colonial Bank could be required to make under outstanding standby letters of credit was $185 million. Colonial Bank adopted FIN 45 on January 1, 2003, which requires the fair value of commitments be recorded as of January 1, 2003; the fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of September 30, 2003 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

Note H: Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities, without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity.

FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

BancGroup adopted FIN 46 on July 1, 2003. As a result, BancGroup deconsolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. The trusts were previously consolidated because they are controlled by BancGroup through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize BancGroup’s junior subordinated debt obligations to the special purpose trusts; and 3) recognize BancGroup’s equity investments in the common stock of the special purpose trusts. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation. Those equity investments, totaling $8.6 million, represents BancGroup’s maximum exposure to loss as a result of its involvement with the special purpose trusts. The adoption of this Interpretation had no impact on BancGroup’s net income or earnings per share. The following is a summary of the impact of the adoption of FIN 46 as it relates to BancGroup’s September 30, 2003 consolidated statement of condition:

	September 30, 2003
	Balance prior to adjustment	Adjustments for FIN 46	Adjusted Balance
	(in thousands)
Statement of Condition
Accrued interest and other assets	$449,417	$8,598	$458,015
Trust preferred securities	296,827	(296,827)	—
Junior subordinated debentures	—	305,425	305,425

BancGroup’s other VIE investments, which are not significant to operations, involving real estate joint ventures and low-income housing credits were examined under the requirements of FIN 46, however no changes in their accounting treatment were required.

Note I: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies.

At September 30, 2003, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s and a fixed rate loan, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt, brokered CD’s and fixed rate loan. All components of each interest rate swap’s gain or loss are included in the assessment of hedge effectiveness. There were no hedging gains and losses, as a result of hedge ineffectiveness, recognized for the nine months ended September 30, 2003 and 2002. The notional values of the interest rate swaps were $250 million for the subordinated debt, $270 million for the junior subordinated debt, $60 million for the brokered CD’s and $2.3 million for the fixed rate loan as of September 30, 2003.

BancGroup from time to time enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of September 30, 2003.

In addition to these derivatives, BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans that, upon closing, will be sold to third

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

As it relates to Mortgage Loans Held for Sale, BancGroup has executed forward sales commitments related to the production of retail mortgage loans (referred to above) and the purchase of short-term participations in mortgage loans. The notional value of the retail sales commitments and the short-term participations sales commitments at September 30, 2003 was $43.2 million and $322.9 million, respectively. In connection with the purchase of short-term participations in mortgage loans, BancGroup has in place agreements to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. Forward sales commitments mitigate BancGroup’s market risk on the retail mortgage loans and the short-term participations in loans, which are all classified as Mortgage Loans Held for Sale. Because the Mortgage Loans Held for Sale and the sales commitments are in place for such a short term, the market values, which would be equal and offsetting, have been determined to be immaterial.

Note J: Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company’s actual and pro forma information follows (in thousands except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$112,189	$105,364	$38,812	$35,130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,238)	(1,528)	(359)	(515)

Pro forma net income	$110,951	$103,836	$38,453	$34,615

Basic earnings per share:
As reported	$0.90	$0.89	$0.31	$0.29
Pro forma	$0.89	$0.88	$0.31	$0.29
Diluted earnings per share
As reported	$0.90	$0.88	$0.31	$0.29
Pro forma	$0.89	$0.87	$0.31	$0.29

Note K: Subsequent Events

On October 23, 2003, Colonial acquired Sarasota BanCorporation, Inc. and its banking subsidiary Sarasota Bank. The transaction was a stock for stock exchange of 4.0755 shares of Colonial stock for every share of Sarasota BanCorporation stock. At September 30, 2003, Sarasota Bank had total assets of $162.0 million, total loans of $131.0 million and total deposits of $128.0 million. Sarasota Bank has one location in downtown Sarasota, Florida.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Critical Accounting Policies:

BancGroup has not changed its accounting and reporting policies, except as directed by FASB Interpretation No. 46 (“FIN 46”), from those stated in the annual report on Form 10-K for the year ended December 31, 2002. The unaudited interim financial statements included in this report should be read in conjunction with the audited financial statements and footnotes included in such annual report on Form 10-K. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Accounting for Acquisitions, Accounting for Allowance for Loan Losses, and Accounting for Income Taxes.

Accounting for Acquisitions. BancGroup’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BancGroup’s acquisition strategy has historically used the pooling-of-interest and purchase business combination methods of accounting. Effective July 1, 2001, BancGroup adopted SFAS No. 141, Business Combinations, which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BancGroup is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. These tests, based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles, also contain estimates such as discount rate and time periods in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

Accounting for Allowance for Loan Losses. Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation of the allowance.

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

Financial Condition

Ending balances of total assets, securities, mortgage loans held for sale, net loans, deposits, and long and short-term debt changed for the nine months and twelve months ended September 30, 2003, respectively, as follows:

(Dollars in thousands)	December 31, 2002 to September 30, 2003 Increase (Decrease)		September 30, 2002 to September 30, 2003 Increase (Decrease)
	Amount	%	Amount	%
Total assets	$12,164	0.1%	$745,794	4.9%
Securities	225,161	8.5%	291,195	11.3%
Mortgage loans held for sale	18,979	5.5%	211,328	136.6%
Mortgage warehouse loans	(530,764)	(30.1)%	(223,042)	(15.3)%
All other loans, net of unearned income	247,782	2.5%	436,068	4.5%
Accrued interest and other assets	106,806	30.4%	112,628	32.6%
Non-time deposits	494,836	10.0%	737,159	15.7%
Time deposits	(509,343)	(11.7)%	(587,882)	(13.2)%
Short-term debt	(2,765)	(0.1)%	603,937	22.0%
Long-term debt	(210)	—%	(45,383)	(2.2)%

Assets:

BancGroup’s assets have increased 4.9% and 0.1% from September 30, 2002 and December 31, 2002, respectively. The increase from September 30, 2002 and December 31, 2002 is primarily the result of an increase in securities, mortgage loans held for sale, loans other than mortgage loans, and accrued interest and other assets, offset by a reduction in mortgage warehouse loans.

Securities:

Investment securities and securities available for sale have increased $291.2 million, or 11.3%, and $225.2 million, or 8.5%, from September 30, 2002 and December 31, 2002, respectively. BancGroup has grown its investment portfolio to offset the impact of slowing loan demand as a result of the economic downturn over the past year. Growth in the portfolio was primarily in mortgage backed securities (MBS) and collateralized mortgage obligations (CMO).

Loans and Mortgage Loans Held for Sale:

Loans net of unearned income increased $213 million, or 1.9%, from September 30, 2002 and decreased $283 million, or (2.4%), from December 31, 2002. The increase in loans from September 30, 2002 is primarily the result of growth in all other loans throughout the Company’s markets of approximately $436 million offset by a decrease of $223 million in the Company’s mortgage warehouse loans. The decrease in loans from December 31, 2002 is primarily the result of a $531 million decline in mortgage warehouse loans offset by $248 million in growth from all other loans throughout the Company’s markets. Mortgage warehouse loan volume has a high degree of correlation with mortgage prepayments and refinancings in the industry.

Mortgage loans held for sale increased $211 million and $19 million from September 30, 2002 and December 31, 2002, respectively. The increase from September 30, 2002 consisted of $220 million from mortgage warehouse related activity. The increase from December 31, 2002 consisted of $48 million from mortgage warehouse related activity which was offset by a decrease of $29 million from retail mortgage origination. These changes are primarily due to the levels of mortgage refinancing activity. The following table reflects the Company’s loan mix.

Gross Loans By Category

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Commercial, financial, and agricultural	$932,383	$1,069,919	$1,084,934
Commercial real estate:
Owner-occupied commercial real estate	869,026	875,312	845,765
Other commercial real estate	3,067,999	2,893,433	2,767,866

Total commercial real estate	3,937,025	3,768,745	3,613,631
Real estate-construction	3,084,379	2,821,631	2,728,157
Residential real estate	1,923,638	1,937,572	1,983,186
Installment and consumer	214,209	237,293	244,167
Mortgage warehouse	1,232,288	1,763,052	1,455,330
Other	85,549	94,280	87,214

Total Loans	$11,409,471	$11,692,492	$11,196,619

Commercial loans collateralized by real estate and construction loans increased approximately $168 million and $263 million, respectively from December 31, 2002. From September 30, 2002, commercial loans collateralized by real estate and construction loans increased $323 million and $356 million, respectively. These increases are primarily due to internal loan growth throughout the Company’s markets.

Management believes that the current distribution of loans, by geography, by property type, or by borrower, does not expose BancGroup to unacceptable levels of risk. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of Construction and Commercial Real Estate loans as of September 30, 2003.

Geographic Diversity of Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
	(In thousands)
Average Loan Size	$570	$593
Geographic Diversity
Alabama	$310,911	$841,836
Georgia	460,221	442,074
Florida	1,555,008	1,863,851
Texas	368,822	241,138
Nevada	265,353	192,410
Other	124,064	355,716

Total	$3,084,379	$3,937,025

Property Type Distribution of Construction and Commercial Real Estate Loans

	% of Property Type Distribution to			% of Property Type Distribution to
Property Type Distribution	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
Land Only	18.9%	5.1%	Office	15.9%	5.5%
Development (Residential & Commercial)	18.8%	5.0%	Retail	15.9%	5.5%
Residential Home Construction	18.1%	4.9%	Multi-Family	14.7%	5.1%
Condominiums	9.5%	2.6%	Warehouse	11.3%	3.9%
Retail	8.8%	2.4%	Lodging	9.5%	3.3%
Multi-Family	7.3%	2.0%	Assisted Living/Nursing Facility	6.8%	2.3%
Office/Warehouse	5.9%	1.6%	Recreation/Church or School	6.5%	2.3%
Other*	12.7%	3.4%	Other*	19.4%	6.6%

Total Construction	100.0%	27.0%	Total Commercial Real Estate	100.0%	34.5%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,079,093	$811,196
% of 75 largest loans to category total	35.0%	20.6%
Average Loan to Value Ratio (75 largest loans)	64.1%	67.3%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.30	x

Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved.

Outstanding loans in the international division, located in our South Florida Region, represent 0.16% of our total outstanding loans at September 30, 2003. These credits are spread among approximately six banking institutions in four Latin American/Caribbean countries. These transactions are trade related involving letters of credit as well as participations in commercial paper back-up lines and are therefore included in the commercial, financial, and agricultural category in the previous chart.

Residential real estate loans represent 16.9% of total loans at September 30, 2003 and 16.6% at December 31, 2002 compared to 17.8% at September 30, 2002. Substantially all of these loans are adjustable rate first and second mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk and lower interest rate sensitivity. Additionally, the Company originates fixed rate loans, which it sells in the secondary market. For the nine months ended September 30, 2003, the total amount of loans originated and sold in the secondary market was approximately $722 million.

BancGroup established a mortgage warehouse lending division in 1998. This department provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the southeast. Mortgage warehouse loans outstanding at September 30, 2003, December 31, 2002 and September 30, 2002 were $1.2 billion, $1.8 billion and $1.5 billion, respectively, with unfunded commitments of $816 million, $186 million, and $153 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

BancGroup does not have a syndicated lending department. However, the Company has 38 credits with total commitments (funded and unfunded) of $753 million that fall within the bank regulatory definition of a “Shared

National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). At September 30, 2003, $351 million was funded under these commitments. The largest outstanding amount to any single borrower is approximately $46 million, with the smallest credit being approximately $101,000.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	76%—mortgage warehouse lines to 19 large institutions,

•	18%—ten commercial real estate facilities with headquarters located within Colonial’s existing markets,

•	3%—international credits to four Latin American correspondent banks, and

•	3%—two operating facilities; one to a large national corporation headquartered in Alabama and the other to an Alabama municipality.

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Allowance for loan losses—January 1	$135,265	$122,200	$122,200
Charge-offs:
Commercial, financial, and agricultural	17,382	19,859	10,628
Real estate—commercial	6,405	4,062	3,384
Real estate—construction	1,251	1,789	1,306
Real estate—residential	3,362	5,221	3,527
Installment and consumer	1,869	3,621	2,595
Other	1,009	1,082	861

Total charge-offs	31,278	35,634	22,301

Recoveries:
Commercial, financial, and agricultural	1,661	1,189	914
Real estate—commercial	644	1,005	948
Real estate—construction	192	93	62
Real estate—residential	260	565	455
Installment and consumer	1,040	1,589	1,173
Other	665	444	298

Total recoveries	4,462	4,885	3,850

Net charge-offs	26,816	30,749	18,451
Allowance added from bank acquisitions	—	7,834	7,834
Provision for loan losses	28,176	35,980	24,777

Allowance for loan losses—end of period	$136,625	$135,265	$136,360

Net charge-offs as a percentage of average net loans—(annualized basis):
Quarter to date	0.35%	0.44%	0.27%
Year to date	0.31%	0.29%	0.24%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or on nonaccrual. These loans are summarized as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Aggregate loans for which interest is not being accrued	$65,205	$70,282	$56,336
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	369	417	1,191

Total nonperforming loans *	65,574	70,699	57,527
Other real estate owned and repossessions	16,809	20,602	20,712

Total nonperforming assets *	$82,383	$91,301	$78,239

Aggregate loans contractually past due 90 days for which interest is being accrued	$7,675	$21,693	$25,696
Net charge-offs quarter-to-date	$10,299	$12,298	$7,166
Net charge-offs year-to-date	$26,816	$30,749	$18,451
Total nonperforming assets as a percent of net loans and other real estate	0.72%	0.78%	0.70%
Allowance as a percent of net loans	1.20%	1.16%	1.22%
Allowance as a percent of nonperforming assets *	166%	148%	174%
Allowance as a percent of nonperforming loans *	208%	191%	237%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. A loan is considered impaired if it is deemed probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In addition to nonaccrual loans, impaired loans may include past due loans that are well collateralized and in the process of collection. At September 30, 2003, December 31, 2002 and September 30, 2002, the recorded investment in loans for which impairment has been recognized totaled approximately $70.7 million, $70.2 million, and $52.6 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The allowance related to impaired loans for September 30, 2003, December 31, 2002 and September 30, 2002 was $17.0 million, $17.6 million, and $20.8 million, respectively. At September 30, 2003, impaired loans with an associated allowance totaled $48.8 million, while $21.9 million of impaired loans required no related allowance due to their fully collateralized status. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for all respective periods.

In addition to the loans reported as nonperforming loans above, management has identified approximately $289.0 million of loans, which have been placed on a classified loan list. The status of all material loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable terms. At September 30, 2003, substantially all of these loans are current (paying on or before payment due date or less than 30 days past due) with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

Liquidity:

BancGroup has addressed its liquidity and interest rate sensitivity through its policies and structure for asset/liability management. BancGroup’s Asset/Liability Management Committee (“ALMCO”) establishes operating constraints for critical elements of BancGroup’s business, such as liquidity and interest rate sensitivity. ALMCO constantly monitors these risks and takes action in order to meet its objectives.

A prominent focus of ALMCO is maintenance of adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends.

Core (non-time) deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Efforts to emphasize relationship deposit growth continue to have a positive impact, resulting in average core deposit growth of 22.3% and 21.6% for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. As a result of the lower interest rate environment in 2003, average time deposits decreased 13.2% and 5.6% for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, respectively. Due to growth in core deposits and a decline in time deposits, average core deposits as a percentage of average total deposits improved to 56.1% compared to 49.9% at September 30, 2002.

In addition to funding growth through core deposits, BancGroup expanded its availability of short and long-term wholesale funding sources. As of September 30, 2003 BancGroup used 56%, as opposed to 70% at December 31, 2002, of the total wholesale funding sources available. This improved utilization level was a result of increased wholesale funding as well as a reduction in funding requirements related to mortgage warehouse loans. Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

Interest Rate Sensitivity:

ALMCO’s goal is to minimize volatility in the net interest margin from changes in interest rates by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities. ALMCO monitors the projected impact of changes in interest rates on net interest income using income simulations under multiple rate scenarios.

The following table represents the output from the Company’s simulation model based on the balance sheet as of September 30, 2003, when the Fed Funds Rate was 1.00%, and estimates the impact on net interest income of an immediate and sustained change in interest rates in 100 basis point increments for the 12 calendar months following the date of the change. These shock scenarios assume a flat balance sheet.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change (1)
Basis Points change
+200	3.00%	0.5%
+100	2.00	(1.1)
No Rate Change	1.00	—
-100.00		(1.1)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions BancGroup could undertake in response to changes in interest rates.

This table shows that under all these flat balance sheet rate shock scenarios, the risk to net interest income is nominal. The company is benefiting in the flat rate scenario from the current steepness of the yield curve. The projections in the table are based on rate shocks where all rate indices are changed by the same amount. Therefore, these simulations do not take into account the risk of yield curve shifts or changes in the spread between various rate indices. They also do not take into account balance sheet volume and mix changes that might occur due to changes in rates or yield curve slope. Additionally, approximately $3.4 billion in floating rate loans have floors. However competitive pressures may not allow the bank to realize the full benefit of these floors; therefore this benefit is not fully included in the down 100 basis point scenario.

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

BancGroup has access to equity capital markets through both public and private issuances. Management considers these sources and related return in addition to internally generated capital in evaluating future expansion or acquisition opportunities. The Federal Reserve Board has established capital guidelines for bank holding companies such as BancGroup which identify minimum ratios of Tier 1 capital to total assets (leverage ratio) and minimum ratios of capital to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. The minimum required ratio of total capital to risk-adjusted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2003 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities) (1)	$1,142,671
Tier II capital:
Allowable loan loss reserve	136,625
Subordinated debt	257,725
45% of net unrealized gains on available for sale equity securities	159

Total Capital	$1,537,180

Risk-Adjusted Assets	$12,351,898
Quarterly average assets (excluding goodwill and unrealized gains/losses on securities available for sale)	$16,056,279

	September 30, 2003	December 31, 2002
Tier I Leverage Ratio	7.12%	6.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.25%	7.76%
Total Capital Ratio	12.44%	10.93%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

BancGroup has increased capital gradually through normal earnings retention. In addition, the Tier 1 Capital Ratio and Total Capital Ratio have been increased from BancGroup’s issuance, through a special purpose trust, of $100 million in Trust Preferred Securities during the third quarter of 2003. These securities provide additional flexibility for liquidity, capital management and growth.

The Basel Committee on Banking Supervision, consisting of central bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from BancGroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by mid 2004 and implement a new framework to begin in 2007. The U.S. banking regulators published notices and requests for comment, which are due November 4, for the proposed implementation of the new Basel Capital Accord in the United States. BancGroup is currently assessing the potential impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

Average Volume And Rate

(unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2003			2002
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
ASSETS
Loans, net (1)	$10,073,111	$145,035	5.71%	$9,488,834	$155,985	6.53%
Mortgage warehouse lending	1,683,548	16,100	3.79%	1,076,290	11,432	4.16%
Mortgage loans held for sale	605,562	7,301	4.82%	42,623	625	5.87%
Investment securities and securities available for sale and other interest-earning assets (2)	2,753,446	27,457	3.99%	2,521,772	31,058	4.93%

Total interest-earning assets (1)	15,115,667	$195,893	5.15%	13,129,519	$199,100	6.02%

Non-earning assets	1,168,279			884,225

Total assets	$16,283,946			$14,013,744

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$3,433,979	$6,317	0.73%	$2,954,052	$9,511	1.28%
Time deposits	3,829,359	25,741	2.67%	4,413,896	37,643	3.38%
Short-term borrowings	3,582,002	9,813	1.09%	2,131,628	10,318	1.92%
Long-term debt	2,290,825	23,895	4.17%	2,005,537	25,018	4.95%

Total interest-bearing liabilities	13,136,165	$65,766	1.99%	11,505,113	$82,490	2.84%

Noninterest-bearing demand deposits	1,941,749			1,442,664
Other liabilities	99,689			74,249

Total liabilities	15,177,603			13,022,026
Shareholders’ equity	1,106,343			991,718

Total liabilities and shareholders’ equity	$16,283,946			$14,013,744

RATE DIFFERENTIAL			3.16%			3.18%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$130,127	3.42%		$116,610	3.53%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

Average Volume And Rate

(unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2003			2002
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
ASSETS
Loans, net (1)	$9,993,862	$444,071	5.94%	$9,330,396	$466,318	6.68%
Mortgage warehouse lending	1,585,351	47,248	3.98%	925,632	29,949	4.27%
Mortgage loans held for sale	397,156	14,898	5.00%	27,873	1,303	6.23%
Investment securities and securities available for sale and other interest-earning assets (2)	2,745,980	81,539	3.96%	2,209,461	87,917	5.31%

Total interest-earning assets (1)	14,722,349	$587,756	5.33%	12,493,362	$585,487	6.26%

Non-earning assets	1,102,778			833,565

Total assets	$15,825,127			$13,326,927

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing non-time deposits	$3,320,132	$20,254	0.82%	$2,847,220	$27,601	1.30%
Time deposits	4,030,425	87,165	2.89%	4,268,096	113,744	3.56%
Short-term borrowings	3,271,525	30,454	1.24%	1,870,025	26,116	1.87%
Long-term debt	2,177,637	72,293	4.43%	1,917,182	74,170	5.17%

Total interest-bearing liabilities	12,799,719	$210,166	2.19%	10,902,523	$241,631	2.96%

Noninterest-bearing demand deposits	1,839,122			1,396,336
Other liabilities	88,174			82,004

Total liabilities	14,727,015			12,380,863
Shareholders’ equity	1,098,112			946,064

Total liabilities and shareholders’ equity	$15,825,127			$13,326,927

RATE DIFFERENTIAL			3.14%			3.30%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS (3)		$377,590	3.42%		$343,856	3.67%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

Analysis Of Interest Increases / (Decreases)

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30, 2003 Change from 2002
		Attributed to (1)
	Total	Volume	Rate
INTEREST INCOME:
Loans, net	$(10,950)	$9,303	$(20,253)
Mortgage warehouse lending	4,668	5,766	(1,098)
Mortgage loans held for sale	6,676	6,808	(132)
Investment securities and securities for sale and other interest-earning assets	(3,601)	2,683	(6,284)

Total interest income	(3,207)	24,560	(27,767)

INTEREST EXPENSE:
Interest-bearing deposits	(3,194)	1,371	(4,565)
Time deposits	(11,902)	(6,647)	(5,255)
Short-term borrowings	(505)	5,145	(5,650)
Long-term debt	(1,123)	3,178	(4,301)

Total interest expense	(16,724)	3,047	(19,771)

Net interest income	$13,517	$21,513	$(7,996)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

(Dollars in thousands)	Nine Months Ended September 30, 2003 Change from 2002
		Attributed to (1)
	Total	Volume	Rate
INTEREST INCOME:
Loans, net	$(22,247)	$31,681	$(53,928)
Mortgage warehouse lending	17,299	19,460	(2,161)
Mortgage loans held for sale	13,595	13,902	(307)
Investment securities and securities for sale and other interest-earning assets	(6,378)	18,741	(25,119)

Total interest income	2,269	83,784	(81,515)

INTEREST EXPENSE:
Interest-bearing deposits	(7,347)	4,064	(11,411)
Time deposits	(26,579)	(6,807)	(19,772)
Short-term borrowings	4,338	15,151	(10,813)
Long-term debt	(1,877)	9,449	(11,326)

Total interest expense	(31,465)	21,857	(53,322)

Net interest income	$33,734	$61,927	$(28,193)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Net Interest Income:

Net interest income represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest-bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax-equivalent basis increased $13.5 million to $130.1 million for the quarter ended September 30, 2003 from $116.6 million for the quarter ended September 30, 2002. Net interest income on a tax-equivalent basis increased $33.7 million to $377.6 million for the nine months ended September 30, 2003 from $343.9 million for the same period in 2002.

The increase in net interest income was primarily due to growth in earning assets. For the third quarter 2003 average earning assets increased 15% or $2 billion to $15.1 billion compared to $13.1 billion for the third quarter 2002. This increase was due to a $232 million increase in the investment portfolio, a $607 million increase in mortgage warehouse loans, a $563 million increase in mortgage loans held for sale and a $584 million increase in all other loans. For the nine months ended September 30, 2003 average earning assets increased $2.2 billion from the same period in 2002. The increase is due to a $537 million increase in the investment portfolio, a $660 million increase in mortgage warehouse loans, a $369 million increase in mortgage loans held for sale and a $663 million increase in all other loans. Please refer to the Financial Condition section of this report for further discussion of these asset increases, as well as the impact of changes in deposits and funding mix discussed in the Liquidity portion of this section. Overall for the third quarter 2003 versus 2002 the increase in net interest income attributable to higher earning assets was $24.6 million; this benefit was reduced by $8.0 million due to the impact of lower interest rates. For the nine months ended September 30, 2003 versus the same period 2002 the increase in net interest income attributable to higher earning assets was $83.8 million, which was reduced by $28.2 million due to the impact of lower interest rates on net interest income.

The negative impact due to rates on net interest income was due to changes in market rates. The prime rate has fallen from 4.75% at September 30, 2002 to 4.00% at September 30, 2003. Further, mortgage rates, as measured by the FHLMC weekly survey of 30 year mortgage rate commitments, declined steadily over most of 2002 and 2003 from over 7.00% at the beginning on 2002 to a low of 5.21% in mid-June 2003. Mortgage rates have since risen from their lows and as of September 30, 2003 were near 6.00%. This fluctuation in mortgage rates impacts both the yield and volume of mortgage warehouse loans and mortgage loans held for sale.

As a result of these market rate fluctuations, the Company’s third quarter average yield on earning assets declined 87 basis points, while the average rate on interest-bearing liabilities declined 85 basis points compared to the third quarter of 2002. The year-to-date average yield on earning assets declined 93 basis points, while the average rate on interest-bearing liabilities declined 77 basis points as compared to the same period in 2002.

Due to the increased level of earning assets and the decline in both the yield on earning assets and rates on interest-bearing liabilities, the net interest margin declined 11 basis points in the third quarter 2003 to 3.42% from 3.53% in the third quarter 2002. For the same reasons, net interest margin declined 25 basis points to 3.42% from 3.67% for the nine months ended September 30, 2003 compared to the same period in 2002. However, net interest margin has been consistent at 3.42% throughout 2003.

Loan Loss Provision:

The provision for loan losses for the quarter ended September 30, 2003 was $9.3 million compared to $6.8 million for the same period in 2002. Year to date loan loss provision for 2003 was $28.2 million compared to $24.8 million in 2002. Net charge-offs were 0.35% and 0.31% for the three months and nine months ended September 30, 2003, respectively, and 0.27% and 0.24% for the same periods in 2002.

At September 30, 2003 BancGroup has a 208% reserve coverage of nonperforming loans compared to 191% at December 31, 2002 and 237% at September 30, 2002. See management’s discussion of nonperforming assets and summary of loan losses presented in the Financial Condition section of this report.

Noninterest Income:

Noninterest income increased $6.3 million, 24.1%, and $23.7 million, 32.7%, for the three months and nine months ended September 30, 2003 compared to the same period in 2002, respectively. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage origination income and securities gains.

Service charges on deposit accounts increased $2.9 million, 25.4%, for the three months ended September 30, 2003 over the same period in 2002 and $6.3 million, 19.1%, for the nine months ended September 30, 2003 over 2002. These increases are primarily the result of the growth in deposits, the management of fee collection, an increase in cash management services revenues and revenue enhancement initiatives.

Financial planning services revenue increased $564,000, 17.6%, for the three months ended September 30, 2003 over the same period in 2002 and $3.2 million, 38.4%, for the nine months ended September 30, 2003 over 2002. These increases are the result of additional sales of investment and annuity products as well as an increase in revenue from trust services. The increase in trust services revenue was due to the acquisition of Palm Beach National in September 2002.

Electronic banking revenues include fees from the Company’s ATM network, business and personal check cards and internet banking. Noninterest income from electronic banking services increased $305,000 or 14.0% and $1.5 million or 23.5% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. This increase is primarily the result of deposit growth, targeted promotions such as rewards for check card purchases and implementation of enhanced services such as the improved internet banking product introduced in late 2002.

Mortgage origination fees increased $416,000, 10.8%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and $6.1 million, 68.7%, for the nine months ended September 30, 2003 over the same period in 2002. These increases are a result of the changes in mortgage rates and its impact on mortgage refinancing and the financing of new home purchases.

Securities gains for the quarter ended September 30, 2003 were $142,000 compared to $976,000 for the same period in 2002 and $3.9 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. In addition the company recorded approximately $1.1 million and $3.2 million in other income from option trading positions for the three months and nine months ended September 30, 2003, respectively. Other income also includes an increase in income from bank-owned life insurance of $1.1 million and $1.4 million for the three and nine months ended September 30, 2003, respectively.

Noninterest Expenses:

BancGroup continues to make strategic investments in new and exisiting markets, its product and service offerings, technology systems, and sales incentive programs. The Company continued its expansion through the acquisition of Palm Beach National in September 2002 and strategic placement of eight new branches during 2003. Accordingly, noninterest expense increased $13.4 million or 16.6% and $46.4 million or 20.4% for the quarter ended and nine months ended September 30, 2003 as compared to the same periods in 2002, respectively. Annualized noninterest expense to average assets was 2.30% for the three months ended and 2.31% for the nine months ended September 30, 2003, as compared to 2.29% for the three months ended and 2.27% for the nine months ended September 30, 2002.

Salaries and benefits increased $7.7 million for the three months ended September 30, 2003 over the same period in 2002 and $25.6 million for the nine months ended September 30, 2003 over the same period in 2002. The salary and employee benefits increase results from new branches opened, normal salary increases, additional production related incentive compensation, increased pension and health benefit costs, and the acquisition of Palm Beach National.

Occupancy and equipment expense for the three months ended September 30, 2003 increased $2.7 million when compared to the same period in 2002 and $9.3 million for the nine months ended September 30, 2003 over the same period in 2002. The increase was primarily the result of the Palm Beach National acquisition and new branch openings as previously discussed, as well as additional investments in infrastructure and technology enhancements.

Intangible asset amortization increased $193,000 for the three months ended September 30, 2003 over the same period in 2002 and $1.5 million for the nine months ended September 30, 2003 over the same period in 2002, as a result of the acquisition of Palm Beach National in September 2002.

The remaining increases in other expense of $2.8 million for the three months ended and $10.1 million for the nine months ended September 30, 2003 over the same periods in 2002 are the result of the Palm Beach National acquisition, opening of the new branches, additional advertising expenses as a result of the Company’s emphasis on deposit growth as well as increases in normal operating expenses including legal fees, insurance costs and professional service fees.

Provision For Income Taxes:

BancGroup’s provision for income taxes is based on an approximate 34.0% and 34.5%, estimated annual effective tax rate for the years 2003 and 2002, respectively. The provision for income taxes for the three months ended September 30, 2003 and 2002 were $20.0 million and $18.9 million respectively. The year to date provision for income taxes ended September 30, 2003 and 2002 was $57.8 million and $55.9 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect the disclosure controls and procedures since the date of the evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—             Note B—Contingencies

Item 2. Changes in Securities and Use of Proceeds—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders—N/A

Item 5. Other Information—N/A

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

(b) Reports on Form 8-K

1. Form 8-K—was furnished on October 28, 2003 as Regulation F-D Disclosure in regard to presentations made by management to institutional investors/analysts.

2. Form 8-K—was furnished on October 15, 2003 as Regulation F-D Disclosure in regard to third quarter 2003 earnings.

3. Form 8-K—was furnished on August 11, 2003 as Regulation F-D Disclosure in regard to announcement of election of officers.

4. Form 8-K—was furnished on August 11, 2003 as Regulation F-D Disclosure in regard to presentations made by management to institutional investors.

5.  Form 8-K—was furnished on July 16, 2003 as Regulation F-D Disclosure in regard to second quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date: November 4, 2003	By:	/s/ SHEILA MOODY
Sheila Moody Its Chief Accounting Officer