Form 10-K
period 2003-12-31
COLONIAL BANCGROUP INC
filed 2004-02-27
CIK 92339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☒    No  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 24, 2004 based on the closing price of $17.88 per share for Common Stock was $2,271,592,082. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Shares of Common Stock outstanding at February 24, 2004 were 127,046,537.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of Definitive Proxy Statement for 2004 Annual Meeting as specifically referred to herein.	Part III

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

Bank Subsidiary

Colonial Bank was converted into a national association on August 8, 2003. Its legal name was changed to “Colonial Bank, N.A.” but it still does business as, and is usually referred to herein as “Colonial Bank.” As of December 31, 2003, Colonial Bank had a total of 274 branches, with 122 branches in Alabama, 104 branches in Florida, 21 branches in Georgia, 12 branches in Texas, 12 branches in Nevada and three branches in Tennessee. Colonial Bank conducts a general commercial banking business in its respective service areas and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services, credit card and merchant services and financial planning services. Financial planning services include trust services, insurance sales and the sales of various types of investment products such as mutual funds, annuities, stocks, municipal bonds and U.S. government securities.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of commercial paper and other securities. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2003, Colonial Bank accounted for approximately 99.7% of BancGroup’s consolidated assets.

Nonbanking Subsidiaries

BancGroup has the following directly and wholly owned nonbanking subsidiaries that are currently active. Colonial Brokerage, Inc., a Delaware Corporation, provides full service and discount brokerage services and investment advice and is a member of the National Association of Securities Dealers (“NASD”). The Colonial BancGroup Building Corporation, an Alabama Corporation, was established primarily to own and lease certain buildings and land used by Colonial Bank. Colonial Capital II, a Delaware statutory trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup. Colonial Capital Trust III, a

Delaware statutory trust, was formed in March 2002 and issued $100 million in trust preferred securities which are guaranteed by BancGroup. Colonial Capital Trust IV, a Delaware statutory trust, was formed in September of 2003, and issued $100 million in trust preferred securities which are guaranteed by BancGroup. MBI Capital Trust was acquired in March 2002 as part of the acquisition of Mercantile BancCorp, Inc. and has $8 million in trust preferred securities outstanding, which are guaranteed by BancGroup. BancGroup acquired Great Florida Title, LLC, which operates as a title insurance agency, as part of the Manufacturers Bancshares, Inc. acquisition in October 2001.

In 2002 and 2003, BancGroup acquired interests in several real estate developments located in the Atlanta metropolitan area of Georgia. Their names and BancGroup’s respective ownership percentages in each are as follows: CB Habersham, LLC—45%, Colonial Crabapple, LLC—60%, Crabapple White Columns Development, LLC—24%, CB Dogwood, LLC—45%, Colonial Deerfield, LLC—60%, CD Lake Deerfield, LLC—45%, Colonial Mead, LLC—60%, Lake Avenue Associates, LLC—36% and CD Peachtree Corners, LLC—50%.

Colonial Bank controls the following subsidiaries: CBG, Inc., a Nevada Corporation, owns certain trade names and trademarks which it licenses to BancGroup, Colonial Bank, Colonial Brokerage, Inc. and their affiliates for use in their businesses. CBG Investments, Inc., a Nevada corporation, owns and manages investment securities. Colonial Investment Services, Inc., an Alabama corporation; Colonial Investment Services of Florida, Inc., a Florida corporation; Colonial Investment Services of Tennessee, Inc., a Tennessee corporation; Colonial Investment Services of Georgia, Inc., a Georgia corporation; and Colonial Investment Services of Nevada, Inc., a Nevada corporation, all offer various insurance products and annuities for sale to the public. Colonial Asset Management, Inc., an Alabama corporation, is an investment advisor registered under the Investment Advisors Act of 1940. Colonial Bank has 72.43% ownership in Goldleaf Technologies, Inc., a Delaware corporation, which provides internet and ACH services to community banks. CBG Florida REIT Corp., a Florida corporation and Real Estate Investment Trust formed in 2002, owns and manages certain real estate loans. CBG Nevada Holding Corp., a Nevada corporation and wholly owned subsidiary of Colonial Bank, owns all of the common stock and in excess of 90% of the preferred stock of CBG Florida REIT Corp.

At December 31, 2003, BancGroup and its subsidiaries employed 3,939 persons. BancGroup’s principal offices are located at and its mailing address is: One Commerce Street, Suite 800, Montgomery, Alabama 36104. BancGroup’s telephone number at its principal offices is (334) 240-5000.

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

Certain Regulatory Considerations

The following is a brief summary of the regulatory environment in which BancGroup and Colonial Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to BancGroup and Colonial Bank can affect the operating environment in substantial and unpredictable ways. BancGroup cannot accurately predict whether legislation will ultimately be enacted, and if enacted, the ultimate effect that it or implementing regulations would have on its or its subsidiaries’ financial condition or results of operations. While banking regulations are material to the operations of BancGroup and Colonial Bank, it should be noted that supervision, regulation, and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

BancGroup is a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, it is subject to the BHCA and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

Colonial Bank, a national banking association, is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Colonial Bank converted from an Alabama state-chartered member bank to a national banking association on August 8, 2003. The deposits of Colonial Bank are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of Colonial Bank. Moreover, the FDIC may terminate deposit insurance of Colonial Bank under certain circumstances. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met.

Mergers, Acquisitions and Changes in Control

One limitation under the BHCA and the Federal Reserve’s regulations requires that BancGroup obtain prior approval of the Federal Reserve before BancGroup acquires, directly or indirectly, more than 5% of any class of voting securities of another bank. Prior approval also must be obtained before BancGroup acquires all or substantially all of the assets of another bank, or before it merges or consolidates with another bank holding company. Because BancGroup is a registered bank holding company, persons seeking to acquire 25% or more of any class of its voting securities must receive the prior approval of the Federal Reserve. Similarly, under certain circumstances, persons seeking to acquire between 5% and 25% also may be required to obtain prior Federal Reserve approval.

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

Gramm-Leach-Bliley Financial Services Modernization Act

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

Privacy Laws

In 2000, the federal banking regulators issued final regulations implementing certain provisions of Gramm-Leach governing the privacy of consumer financial information. The regulations limit the disclosure by financial institutions, such as BancGroup, Colonial Bank and certain of their subsidiaries, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; ii) provide annual notices of their privacy policies to their current customers; and iii) provide a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The regulations, applicable to national banking associations, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: insure the security and confidentiality of customer records and information; protect against any anticipated threats or hazards to the security or integrity of such records; and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

The USA Patriot Act

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including national banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Acts requirements could have serious legal and reputational consequences for the institution. BancGroup has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Payment of Dividends and Other Restrictions

BancGroup is a legal entity separate and distinct from its subsidiaries, including Colonial Bank. There are various legal and regulatory limitations on the extent to which BancGroup’s subsidiaries can, among other things, finance, or otherwise supply funds to, BancGroup. Specifically, dividends from Colonial Bank are the principal source of BancGroup’s cash funds and there are certain legal restrictions under the National Bank Act and OCC regulations on the payment of dividends by national banks. The relevant regulatory agencies also have authority to prohibit BancGroup and Colonial Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of BancGroup and Colonial Bank, be deemed to constitute such an unsafe or unsound practice.

In addition, Colonial Bank and its subsidiaries are subject to limitations under Sections 23A and 23B of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its other subsidiaries. Furthermore, loans and extensions of credit are also subject to various collateral requirements. On October 31, 2002, the Federal Reserve adopted Regulation W, which combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W became effective on April 1, 2003 and is applicable to national banks.

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2003, BancGroup’s total risk-based capital ratio was 12.49%, including 9.35% of Tier 1 capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2003, BancGroup’s leverage capital ratio was 7.50%. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. The OCC has adopted substantially similar capital requirements for national banks.

Regarding depository institutions, federal banking statutes establish five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2003 and 2002, Colonial Bank was “well capitalized” under the regulatory framework for prompt corrective action.

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

Support of Subsidiary Bank

Under Federal Reserve Board policy, BancGroup is expected to act as a source of financial strength to, and to commit resources to support, Colonial Bank. This support may be required at times when, absent such Federal

Reserve Board policy, BancGroup might not otherwise be inclined to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes (well capitalized, adequately capitalized and undercapitalized). These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at 1.25%. During 2003 and for the first semiannual assessment period of 2004, assessment rates for BIF-insured institutions ranged from 0 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 27 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. The assessment rate schedule is subject to change by the FDIC and, accordingly, the assessment rate could increase or decrease in the future.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (“FICO”) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2003 was 1.61 cents per $100 for BIF-insured deposits. For the first quarter of 2004, the FICO assessment rate for such deposits will be 1.54 cents per $100 of assessable deposits.

The Bank’s assessment expense for the year ended December 31, 2003 equaled $1,429,000.

OCC Assessment

The OCC imposes a semiannual assessment on all national banks under its supervision. The amount of the assessment is based on the bank’s total assets. The assessment for the first half of the year is based on prior year’s total assets as of December 31, and the assessment for the second half of the year is based on the total assets as of June 30. Since Colonial Bank converted to a national bank in August of 2003, which is after the second semiannual assessment date, no expense assessment was required by the OCC in 2003. The first semiannual assessment for 2004 is calculated to be $1,040,550.

Other Subsidiary Regulation

Certain subsidiaries of Colonial Bank currently sell insurance products in Alabama, Georgia, Florida, Tennessee, Texas, and Nevada. The sale of insurance products is conducted in Colonial Bank branches, but, in accordance with applicable law, are segregated from banking activities. Those states where products are currently being sold allow the sale of insurance products by bank subsidiaries, subject to regulation by each state’s Department of Insurance. The extent of regulation varies materially from state to state. However, the enactment of Gramm-Leach requires all states to allow the sale of insurance by financial institutions.

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

Colonial Brokerage, Inc., a BancGroup subsidiary, was awarded membership in the National Association of Securities Dealers (NASD) in September 2001 and operates as a securities broker dealer. It is regulated by the SEC and NASD.

Pursuant to authority granted in Gramm-Leach, during 2002 and 2003, BancGroup made a number of merchant banking investments in limited liability companies located in Georgia that engage in real estate development. Due to the amount of equity owned by BancGroup, each is considered a subsidiary of BancGroup and an affiliate of Colonial Bank for purposes of Section 23A and 23B of the Federal Reserve Act. These subsidiaries of BancGroup include CB Habersham, LLC, CB Dogwood, LLC, Colonial Crabapple, LLC, Crabapple White Columns Development LLC, CD Peachtree Corners, LLC, Colonial Deerfield, LLC, CD Lake Deerfield, LLC, Colonial Mead, LLC, and Lake Avenue Associates, LLC.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See “Selected Financial Data and Selected Quarterly Financial Data 2003-2002” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 2.    Properties

BancGroup leases its executive offices in Montgomery, Alabama, operations centers in Birmingham, Alabama and Orlando, Florida and maintains regional executive offices in Alabama, Florida, Georgia, Nevada, and Texas.

As of December 31, 2003, Colonial Bank owned 184 and leased 90 of its full-service banking offices. See Notes to the Consolidated Financial Statements included herein.

Item 3.    Legal Proceedings

In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” As of February 24, 2004, BancGroup had outstanding 127,046,537 shares of Common Stock, with 9,679 registered shareholders.

The following table indicated the high and low closing prices for and dividends paid on Common Stock during 2003 and 2002.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2003
1st Quarter	$12.77	$10.75	$.14
2nd Quarter	14.24	11.30	.14
3rd Quarter	15.03	14.13	.14
4th Quarter	17.47	14.65	.14

2002
1st Quarter	15.19	13.47	.13
2nd Quarter	16.11	14.41	.13
3rd Quarter	14.65	12.03	.13
4th Quarter	12.85	11.01	.13

BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends are described herein. See “Payments of Dividends and Other Restrictions”.

Equity Compensation Plans

The following table summarizes BancGroup’s equity compensation plans as of December 31, 2003:

Plan Category	Number of Shares to be Issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans approved by the shareholders	3,765,451	$11.8410	8,327,870
Equity Compensation Plans not approved by the shareholders	—	—	—

TOTALS	3,765,451	$11.8410	8,327,870

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Income
Interest income	$780,808	$783,431	$902,167	$918,076	$766,038
Interest expense	274,165	322,261	480,238	517,754	384,891

Net interest income	506,643	461,170	421,929	400,322	381,147
Provision for loan losses(5)	37,378	35,980	39,573	29,775	29,177

Net interest income after provision for loan losses	469,265	425,190	382,356	370,547	351,970
Noninterest income	127,449	102,332	93,709	77,885	75,341
Noninterest expense(1)	369,551	312,779	284,168	258,691	239,915

Income from continuing operations before income taxes	227,163	214,743	191,897	189,741	187,396
Applicable income taxes	77,236	73,872	69,181	69,556	69,360

Income from continuing operations	149,927	140,871	122,716	120,185	118,036
Discontinued Operations:(3)
Income/(Loss) from discontinued operations, net of income taxes of ($445), ($371), ($450), and $2,134 for the years ended December 31, 2002, 2001, 2000, and 1999, respectively	—	(846)	(613)	(743)	3,527
Loss on disposal of discontinued operations (net of income tax benefit of $2,616)	—	—	—	(4,322)	—

Net Income	$149,927	$140,025	$122,103	$115,120	$121,563
Excluding (net of tax):
Discontinued operations	—	846	613	5,065	(3,527)
Merger related expenses(2)(5)	179	572	3,012	—	888
Gain on the sale of branches and a nonrecurring gain	—	—	—	—	(6,405)
Y2K expenses	—	—	—	—	353

Income from continuing operations excluding merger related and certain other nonrecurring items(2)(3)(4)	$150,106	$141,443	$125,728	$120,185	$112,872

Earnings Per Common Share:
Income from continuing operations:(3)
Basic	$1.20	$1.18	$1.07	$1.05	$1.02
Diluted	1.20	1.17	1.06	1.04	1.01
Net income:
Basic	$1.20	$1.17	$1.06	$1.00	$1.05
Diluted	1.20	1.16	1.06	1.00	1.04
Average shares outstanding:
Basic	124,615	119,583	114,811	114,760	115,579
Diluted	125,289	120,648	115,881	115,653	117,393
Cash dividends per common share	$0.56	$0.52	$0.48	$0.44	$0.38

(1)	Included in noninterest expense are merger related and Y2K expenses of $0.27 million, $0.87 million, $3.0 million, $0 and $1.9 million for fiscal years ended 2003, 2002, 2001, 2000 and 1999, respectively. In addition 2001 included $658,000 ($421,000 net of income taxes) in personnel costs to complete mergers.
(2)	Merger related expenses include costs associated with various business combinations and restructuring charges.
(3)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(4)	Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup’s results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. BancGroup’s definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.
(5)	2001 includes a merger related expense of $1,000,000 ($640,000 net of income taxes) in additional provision for loan losses to align provisions of an acquired bank with company standards.

	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Condition data at year end:
Total assets	$16,273,302	$15,822,355	$13,185,103	$11,999,621	$11,097,823
Total loans, net of unearned income:
Mortgage warehouse loans	982,488	1,671,149	1,259,870	376,638	172,425
All other loans, net of unearned income	10,606,407	10,021,281	9,107,795	9,266,316	8,246,800
Mortgage loans held for sale	378,324	347,101	35,453	9,866	33,150
Non-time deposits	5,867,648	4,950,443	4,114,049	3,565,709	3,698,347
Total deposits	9,768,592	9,319,735	8,322,979	8,355,849	8,172,810
Long-term debt	1,943,314	1,998,534	1,786,140	862,247	911,071
Shareholders’ equity	1,178,305	1,071,436	864,774	775,100	711,625

Average balances:
Total assets	15,850,214	13,813,457	12,592,300	11,591,168	10,788,691
Interest-earning assets	14,744,970	12,935,389	11,881,184	10,723,803	9,793,524
Total loans, net of unearned income:
Mortgage warehouse loans	1,449,236	1,093,151	815,387	250,652	116,250
All other loans, net of unearned income	10,101,400	9,427,620	9,303,798	8,779,877	7,655,634
Mortgage loans held for sale	373,226	89,566	22,941	14,711	341,692
Non-time deposits	5,275,314	4,379,753	3,732,744	3,546,402	3,619,384
Total deposits	9,274,809	8,688,029	8,432,980	8,252,352	7,747,414
Shareholders’ equity	1,113,386	972,653	826,081	727,495	688,474
Book value per share	9.28	8.66	7.50	6.93	6.26
Tangible book value per share	7.06	6.58	6.52	6.26	5.56

Selected Ratios
Income from continuing operations to:
Average assets	0.95%	1.02%	0.97%	1.04%	1.09%
Average shareholders’ equity	13.47	14.48	14.86	16.52	17.14
Income from continuing operations excluding merger related and certain other nonrecurring items to:(1)(2)(3)
Average assets	0.95	1.02	1.00	1.04	1.05
Average shareholders’ equity	13.48	14.54	15.22	16.52	16.39
Efficiency ratio from continuing operations	58.07	55.22	54.82	53.79	51.57
Dividend payout ratio	46.67	44.44	45.28	44.00	36.19
Average equity to average total assets	7.02	7.04	6.56	6.28	6.38
Total nonperforming assets to net loans, other real estate and repossessions(4)	0.65	0.78	0.64	0.53	0.54
Net charge-offs to average loans	0.31	0.29	0.28	0.21	0.22
Allowance for loan losses to total loans (net of unearned income)	1.20	1.16	1.18	1.14	1.18
Allowance for loan losses to nonperforming loans(4)	240%	191%	239%	258%	275%

(1)	Merger related expenses include costs associated with various business combinations and restructuring charges.
(2)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.
(3)	Income from continuing operations excluding merger related and certain other nonrecurring items is a non-GAAP measurement that is provided to enhance the understanding of BancGroup’s results of operations. This additional disclosure is not provided as an alternative to or as being more meaningful information than GAAP measurements, but rather as supplement to them. BancGroup’s definition of income from continuing operations excluding merger related and certain other nonrecurring items may not be the same as that of other companies.
(4)	Non-performing loans and nonperforming assets are shown as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nonperforming Assets.

Selected Quarterly Financial Data 2003-2002

	2003				2002
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$194,815	$195,342	$196,032	$194,619	$200,170	$198,369	$195,096	$189,796
Interest expense	63,999	65,766	70,883	73,517	80,630	82,490	79,001	80,140

Net interest income	130,816	129,576	125,149	121,102	119,540	115,879	116,095	109,656
Provision for loan losses	9,202	9,306	10,810	8,060	11,203	6,803	8,496	9,478

Net interest income after provision for loan loss	121,614	120,270	114,339	113,042	108,337	109,076	107,599	100,178
Securities gains(losses) net	954	142	1,947	1,770	4,062	976	664	(1)
Income from continuing operations	37,738	38,812	37,747	35,630	34,802	35,835	36,056	34,178
Discontinued operations(1)	—	—	—	—	(141)	(705)	—	—

Net Income	$37,738	$38,812	$37,747	$35,630	$34,661	$35,130	$36,056	$34,178

Earnings Per Share:
Income from continuing operations:(1)
Basic	$.30	$.31	$.30	$.29	$.28	$.30	$.30	$.30
Diluted	$.30	$.31	$.30	$.29	$.28	$.30	$.30	$.29
Net Income
Basic	$.30	$.31	$.30	$.29	$.28	$.29	$.30	$.30
Diluted	$.30	$.31	$.30	$.29	$.28	$.29	$.30	$.29

(1)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Review of Results of Operations, Review of Financial Condition, Consolidated Financial Statements and Notes to the Consolidated Financial Statements, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

CRITICAL ACCOUNTING POLICIES

BancGroup’s significant accounting policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses and Goodwill Impairment Analysis.

Allowance for Loan Losses.    Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation of the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the respective section of Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements.

The table below illustrates BancGroup’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses.

	Estimated Effect on 2004 Provision Expense Assuming the Following Changes in Each Determining Factor(4)
Factors	+ 10%	– 10%
	(In thousands)
Loan portfolio Size	$6,532	$(13,255)
Net charge-offs(1)	9,317	—
Criticized loans(2)(3)	—	(3,993)

(1)	No effect on provision expense is estimated for a 10% decrease in charge-offs because the allowance methodology is heavily influenced by higher charge-off years.
(2)	Criticized loans include all loans rated special mention or worse (includes all nonperforming assets and severely past due loans).
(3)	No effect on provision expense is estimated for a 10% increase in criticized loans because the unallocated reserve would cover the increase.
(4)	These computations do not contemplate any action BancGroup could undertake in response to changes in each of these risk factors.

Goodwill Impairment Analysis.    Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company has elected to perform its annual testing as of September 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step first involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 5 years, terminal values based on future growth rates and discount rates based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations of each reporting unit.

The goodwill impairment analysis for 2003 indicated that no impairment write-offs were required. The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of September 30, 2003. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 1 to the Consolidated Financial Statements.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates(1)(2)
	No Change	+ 20%	– 20%
	(In thousands)
Total excess of estimated fair value versus carrying value for all reporting units	$1,109,684	$646,927	$2,080,764

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancGroup could undertake in response to changes in the risks associated with the operations of each reporting unit.
(2)	Under these computations, the Company would anticipate no material impairment.

FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

See Note 1, “Summary of Significant Accounting and Reporting Policies”, in the notes to the consolidated financial statements.

EXECUTIVE OVERVIEW

Colonial BancGroup is a $16 billion financial services company providing diversified services including retail banking, insurance, commercial banking, and mortgage banking through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At December 31, 2003, BancGroup’s branch network consisted of 274 offices in Florida, Alabama, Georgia, Nevada, Tennessee and Texas. Colonial remains committed to a strategy of building a solid franchise in growth markets. Colonial’s growth market expansion has been concentrated in Florida, Georgia, Texas and Nevada.

Business Combinations.     BancGroup continues its expansion into high growth areas by selectively filling in existing markets through acquisitions.

On December 23, 2003, Colonial announced the signing of a definitive agreement to acquire P.C.B. Bancorp (“PCB”) in Florida. PCB has four banking subsidiaries with 16 full service offices on the east and west coasts of southern Florida. At December 31, 2003, PCB had total assets of $662 million, loans of $475 million and deposits of $523 million. Total consideration for the transaction is approximately $141 million based on $17 per share of Colonial stock (subject to change with the value of Colonial BancGroup stock) and consists of approximately 75% stock and 25% cash. This transaction is expected to be completed by the end of the second quarter of 2004 and based on December 31, 2003 financial statements should position Colonial with 44% of assets, 55% of non-time deposits and 120 locations in the state of Florida.

In October 2003, BancGroup acquired Sarasota BanCorporation (“Sarasota”) and its wholly owned subsidiary bank, Sarasota Bank. Sarasota Bank operated one branch office in Sarasota, Florida. At the time of acquisition, Sarasota had approximately $161 million in assets, $129 million in loans, and $128 million in deposits. BancGroup issued 2,399,852 shares of its common stock to shareholders of Sarasota.

In September 2002, BancGroup acquired Palm Beach National Holding Company (“Palm Beach”) and its wholly owned subsidiary, Palm Beach National Bank & Trust Company. Palm Beach operated eight branch offices in Palm Beach County, Florida. At the time of acquisition, Palm Beach had approximately $355 million in assets, $285 million in loans, and $315 million in deposits. BancGroup issued 6,118,967 shares of its common stock to shareholders of Palm Beach.

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

Opportunities.    The Company is poised to take advantage of growth opportunities because of its strategic locations in attractive markets in the United States, including Florida and Nevada. During the past few years Colonial has made a concerted effort to build a solid infrastructure and transform its culture to one that is sales and service focused. The Company is just now beginning to reap the benefits from these strategic initiatives. Colonial is finding more opportunity to grow relationships with its existing customer base as well as expand its presence in chosen markets in the fastest-growing areas of the country.

Earnings Overview.    Colonial BancGroup had two consecutive years of record earnings for the years ended December 31, 2003 and 2002. Net income for the year ended 2003 was $149.9 million, a 7% increase over the same period in 2002. Net income for the year ended 2002 was $140.0 million, a 15% increase over December 31, 2001. The Company also earned record earnings per share (diluted) for the year ended 2003 of $1.20, a 3% increase over the $1.16 for 2002 which was a 9% increase over the year ended 2001 of $1.06.

The Company’s efforts to enhance its retail banking franchise are bearing fruit. In 2003 significant core deposit and noninterest income growth were achieved as well as good average loan growth in the regional banks. Net interest income for the year rose 10% over 2002. Net interest margin for the year was 3.45%, a 13 basis point decrease versus the year 2002; net interest margin for linked quarters starting in 4th quarter of 2002 was 3.35% then increased to 3.42% and remained at that level the first three quarters of the 2003 and increased to 3.53% during the fourth quarter 2003.

Colonial’s non-time deposits grew $917 million, or 19%, from December 31, 2002 to December 31, 2003. Total deposits, including time deposits, increased $449 million, or 5%, from December 31, 2002. In addition to non-time deposit growth, Colonial’s retail banking franchise exceeded its targeted cross-sell ratio goal of 3.0 products and services per household and ended the year with a cross-sell ratio of 3.13. This increase from 2.20 two years ago is another indication of Colonial’s increasing retail franchise focus. The Company has targeted a 3.50 cross-sell ratio for 2004 as it continues to emphasize a broad product base and increasing convenience in high growth markets. In addition, Colonial is rolling out an enhanced approach to small business customers in 2004 which should improve the cross-sell ratio as the Company expects the cross-sell ratio for this customer base to be over 4.0. Non-time deposit growth for 2004 is expected to continue and time deposit balances are expected to remain stable.

Noninterest income for the year ended 2003 was $127 million, an increase of $25 million, or 25%, over 2002 primarily as the result of increases in revenues from service charges on deposit accounts, financial planning services, electronic banking services and mortgage origination income of 19%, 37%, 23% and 23%, respectively.

Although mortgage origination income had strong year-over-year growth, with rising mortgage interest rates in the last half of 2003, noninterest income from mortgage loan originations decreased dramatically in the second half of 2003. Noninterest income for 2004 is expected to remain relatively even with 2003. Mortgage banking revenues are expected to decrease in 2004 with an offset expected through increases in other noninterest income revenue sources such as service charges and financial planning services.

Noninterest expense for 2003 increased 18% over 2002. This increase is primarily due to increases in salaries, incentive related compensation, pension and health benefit costs and expenses related to the strategic repositioning of branches within the Company’s markets and various other operating expenses such as legal, insurance, advertising and ORE expenses. It is anticipated that noninterest expenses will increase in 2004 due to investments in several strategic initiatives related to business development or enhancements including Colonial’s small business initiative, new or improved technology and new branches as well as normal operating increases.

Loan balances, excluding mortgage warehouse loans, grew $585 million, or 6%, from December 31, 2002 to December 31, 2003. The slowdown in mortgage lending over the latter part of 2003 caused a 41% decline in the Company’s mortgage warehouse loan balances from year-end 2002, resulting in a decline of 1% in total loan balances at year-end 2003.

Credit quality continues to be a priority for Colonial BancGroup. At year-end December 31, 2003, nonperforming assets as a percent of net loans and ORE were 0.65%. The 0.65% nonperforming asset ratio for this period was the lowest the Company had recorded in the six previous quarters. Nonperforming assets were down $15.9 million, or 17%, from December 31, 2002. Net charge-offs of $35.5 million for the year 2003 were up from 2002 by 15%; however, net charge-offs as a percent of average net loans for the year 2003 were 0.31% compared to 0.29% for the prior year. The allowance for loan losses as a percentage of net loans at December 31, 2003 was 1.20% compared to 1.16% at December 31, 2002. The allowance covered nonperforming loans by 240% at year-end 2003 compared to 191% at December 31, 2002. These improvements in nonperforming loans are significant. The Company continues to focus on credit quality and these statistics prove that even during challenging economic times Colonial will not sacrifice its traditional focus on credit quality.

The Company’s total risk-based capital ratio at December 31, 2003 was 12.49% and its Tier I risk-based capital ratio was 9.35%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s total and Tier I risk-based capital ratios at December 31, 2002 were 10.93% and 7.76%, respectively. The Company’s Tier I leverage ratios were 7.50% and 6.50% at December 31, 2003 and 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Risks.    Colonial’s operations and future results are subject to various risks and uncertainties, many of which are beyond the Company’s control, that are more fully discussed at “Factors That May Affect Future Results.”

The following table provides a summary of earnings as well as key performance ratios.

	Twelve Months Ended			% Change December 31,
	December 31,
Earnings Summary:	2003	2002	2001	2002 to 2003	2001 to 2002
	(In millions, except per share amounts)
Net interest income	$506.6	$461.2	$421.9	10%	9%
Provision for loan losses	37.4	36.0	39.6	4%	-9%
Noninterest income	127.4	102.3	93.7	25%	9%
Noninterest expense	369.6	312.8	284.2	18%	10%
Net income	$149.9	$140.0	$122.1	7%	15%
Earnings per share (diluted)	$1.20	$1.16	$1.06	3%	9%
Performance Ratios:
Net income to total average assets (ROA)	.95%	1.01%	0.97%
Net income to total average equity (ROE)	13.47%	14.40%	14.78%
Efficiency ratio(1)	58.07%	55.22%	54.82%
Noninterest income/ average assets	0.80%	0.74%	0.74%
Noninterest expense/ average assets	2.33%	2.26%	2.26%
Capital Ratios:
At year end:
Shareholders’ equity to assets	7.24%	6.77%	6.56%
Risk-based capital:(2)
Tier 1	9.35%	7.76%	7.39%
Total Capital	12.49%	10.93%	10.91%
Tier 1 leverage(2)	7.50%	6.50%	6.24%
Average balances:
Shareholders’ equity to assets	7.02%	7.04%	6.56%
Per share data:
Dividend payout(3)	46.67%	44.44%	45.28%
Book value	$9.28	$8.66	$7.50
Market prices:(4)
High	$17.47	$16.11	$14.98
Low	10.75	11.01	10.75
Year end	17.32	11.93	14.09

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income, on a tax equivalent basis, and noninterest income).
(2)	See Note 16 (Regulatory Matters and Restrictions) to the Financial Statements for additional information.
(3)	Dividends declared per common share as a percentage of earnings per common share.
(4)	Based on daily closing prices as reported by the New York Stock Exchange.

REVIEW OF RESULTS OF OPERATIONS

The most significant factors affecting net income for 2003, 2002 and 2001 are highlighted below and discussed in greater detail in subsequent sections.

•	Average loan balances in the mortgage warehouse lending division have been significant and growing for the past three years, with $1.5 billion in 2003, $1.1 billion in 2002 and $815 million in 2001.

•	Average loans (excluding mortgage warehouse loans) increased by 7.1% in 2003 compared to 2002, following an increase of 1.3% in 2002 from 2001.

•	An increase in the average securities portfolio of $502.1 million, or 22.1%, in 2003 compared to 2002 and an increase of $587.2 million, or 34.9% over 2001.

•	Average non-time deposit growth was 20% from 2002 to 2003 and 17% from 2001 to 2002.

•	Net interest margin was 3.45% in 2003, 3.58% in 2002 and 3.57% in 2001, primarily due to overall market rate declines and the change in mix of earning assets.

•	High asset quality and reserve coverage ratios. Net charge-offs were 0.31% of average net loans in 2003 and 0.29% of average net loans in 2002.

•	Noninterest income increased 26.9% and 13.7% in 2003 and 2002, respectively (excluding gain on sale of securities).

•	Mortgage rates hit a historical low in mid-June 2003 and remained relatively low throughout the remainder of 2003 following significant declines in 2002.

•	Revenues from mortgage origination have been strong for the previous three years with $17.2 million in 2003, a 23% increase over $14.0 million for 2002 which was a 69% increase over $8.3 million in 2001.

•	Non-interest expense, excluding merger related expenses, as a percentage of average assets was 2.33% in 2003 as compared to 2.26% for the prior year.

•	Net income reflects the costs of the acquisitions of Sarasota BanCorporation in 2003, Palm Beach National and Mercantile Bancorp in 2002 and branch acquisitions completed in 2001. The details of the acquisitions are included at Note 2 to the consolidated financial statements.

Average Volume and Rates

	2003			2002			2001
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest earning assets:
Mortgage warehouse loans	$1,449,236	$57,990	4.00%	$1,093,151	$45,299	4.14%	$815,387	$46,858	5.75%
All other loans, net of unearned income(1)	10,101,400	591,060	5.85%	9,427,620	621,089	6.59%	9,303,798	746,274	8.02%

Total loans, net of unearned income	11,550,636	649,050	5.62%	10,520,771	666,388	6.33%	10,119,185	793,132	7.84%
Mortgage loans held for sale	373,226	19,134	5.13%	89,566	4,503	5.03%	22,941	1,439	6.27%
Investment securities and securities available for sale:
Taxable	2,558,839	103,027	4.03%	2,075,427	102,281	4.93%	1,481,671	94,291	6.36%
Nontaxable(2)	80,173	5,796	7.23%	99,965	7,203	7.21%	110,316	7,992	7.24%
Equity securities	132,945	5,460	4.11%	94,448	5,004	5.30%	90,639	5,903	6.51%

Total securities	2,771,957	114,283	4.12%	2,269,840	114,488	5.04%	1,682,626	108,186	6.43%
Federal funds sold and other short-term investments	49,151	633	1.29%	55,212	960	1.74%	56,432	2,620	4.64%

Total interest earning assets	14,744,970	$783,100	5.31%	12,935,389	$786,339	6.07%	11,881,184	$905,377	7.62%

Allowance for loan losses	(138,925)			(133,302)			(117,536)
Cash and due from banks	339,343			289,104			282,500
Premises and equipment, net	237,281			225,925			193,793
Other assets	667,545			496,341			352,359

Total Assets	$15,850,214			$13,813,457			$12,592,300

Interest bearing liabilities:
Interest bearing demand deposits	$2,891,386	$24,722	0.86%	$2,456,704	$31,273	1.27%	$2,024,000	$48,581	2.40%
Savings deposits	537,865	3,031	0.56%	464,871	4,311	0.93%	470,509	9,894	2.10%
Time deposits	3,999,495	111,942	2.80%	4,308,276	149,936	3.48%	4,700,236	265,024	5.64%
Short-term borrowings	3,119,185	37,429	1.20%	2,103,496	37,430	1.78%	1,695,628	66,471	3.92%
Long-term debt	2,256,807	97,041	4.30%	1,970,686	99,311	5.04%	1,538,027	90,729	5.90%

Total interest bearing liabilities	12,804,738	$274,165	2.14%	$11,304,033	$322,261	2.85%	10,428,400	$480,699	4.61%

Noninterest bearing demand deposits	1,846,063			1,458,178			1,237,272
Mortgage custodial deposits	—			—			963
Other liabilities	86,027			78,593			99,584

Total liabilities	14,736,828			12,840,804			11,766,219
Shareholders’ equity	1,113,386			972,653			826,081

Total liabilities and shareholders’ equity	$15,850,214			$13,813,457			$12,592,300

Rate differential			3.17%			3.22%			3.01%
Net interest income and net yield on interest earning assets(3)		$508,935	3.45%		$464,078	3.58%		$424,678	3.57%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

An Analysis of Interest Increases (Decreases)

	2003 Change From 2002			2002 Change From 2001
		Attributed To(1)			Attributed To(1)
	Amount	Volume	Rate	Amount	Volume	Rate
	(In thousands)
Interest income:
Total loans, net of unearned income:
Mortgage warehouse loans	$12,691	$14,296	$(1,605)	$(1,559)	$13,514	$(15,073)
All other loans, net of unearned income	(30,029)	42,453	(72,482)	(125,185)	9,809	(134,994)
Mortgage loans held for sale	14,631	14,540	91	3,064	3,403	(339)
Taxable securities	746	21,381	(20,635)	7,990	32,332	(24,342)
Nontaxable securities(2)	(1,407)	(1,430)	23	(789)	(746)	(43)
Equity securities	456	1,744	(1,288)	(899)	240	(1,139)

Total securities	(205)	21,695	(21,900)	6,302	31,826	(25,524)
Federal funds sold and other short-term investments	(327)	(97)	(230)	(1,660)	(58)	(1,602)

Total	(3,239)	92,887	(96,126)	(119,038)	58,494	(177,532)

Interest expense:
Interest bearing demand deposits	(6,551)	4,897	(11,448)	(17,308)	8,860	(26,168)
Savings deposits	(1,280)	601	(1,881)	(5,583)	(118)	(5,465)
Time deposits	(37,994)	(10,182)	(27,812)	(115,088)	(20,588)	(94,500)
Short-term borrowings	(1)	14,558	(14,559)	(29,041)	13,319	(42,360)
Long-term debt	(2,270)	13,367	(15,637)	8,582	23,072	(14,490)

Total	(48,096)	23,241	(71,337)	(158,438)	24,545	(182,983)

Net interest income	$44,857	$69,646	$(24,789)	$39,400	$33,949	$5,451

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

NET INTEREST INCOME

Net interest income on a tax equivalent basis increased 9.7% or $44.9 million to $508.9 million for the year ended December 31, 2003 from $464.1 million for the year ended December 31, 2002. The principal factor affecting net interest income in 2003 was an increase in earning assets offset partially by a decline in the net interest margin.

Average Interest Earning Assets

Average interest earning assets grew 14.0% ($1.8 billion) and 8.9% ($1.1 billion) in 2003 and 2002, respectively. The average rate on earning assets declined 76 and 155 basis points in 2003 and 2002, respectively. The decline in the earning asset yield was due to overall market rate declines and the change in mix of earning assets. The composition of the earning asset growth is detailed in the sections below.

Loans.    Average total loans grew $1 billion or 9.8% in 2003 over 2002 and $402 million or 4% in 2002 over 2001, the mortgage warehouse lending portfolio accounted for $356 million and $278 million of the increase for the same periods, respectively. Mortgage warehouse lending is a centralized division that provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. The record low mortgage rates available in 2002 and then again in 2003 resulted in large increases in average loans for this division as overall mortgage activity, both refinancings and purchases, reached record levels. The mortgage warehouse portfolio has grown as a percent of average total loans from 8% in 2001 to 13% in 2003. These lines reprice daily and therefore the average rate on this portfolio declined 14 basis points to 4.00% in 2003 versus 4.14% in 2002.

The average balance of loans excluding mortgage warehouse lending also showed significant growth rising $674 million or 7.1%, a much faster pace than the average increase in 2002 of $124 million or 1.3%. The average rate on the loan portfolio excluding the mortgage warehouse division was 5.85% for 2003, compared to 6.59% for 2002. This decline was due to a 25 basis point mid year decrease in the prime rate as well as an adjustment of fixed rate loans due to the market rate declines of 2001 and 2002.

Mortgage loans held for sale.    Mortgage loans held for sale represent single family residential mortgage loans either directly originated, or acquired as short-term participations in pools of mortgage loans. It is the Company’s policy to enter into forward sales commitments at the same time these mortgage loans are originated or acquired. The level and direction of long-term interest rates have a dramatic impact on the volume of mortgage loan originations from new construction and refinancings. As a result of decreasing mortgage interest rates, average mortgage loans held for sale increased to $373 million in 2003 from $90 million in 2002 and $23 million in 2001. Despite lower mortgage rates, the average rate on the Company’s mortgage loans held for sale increased 10 basis points to 5.13% in 2003 versus 2002. The increase was due to higher yielding short-term participations in pools of mortgage loans representing a larger percentage of the average balance.

Securities.    On average the securities portfolio increased to $2.8 billion in 2003 from $2.3 billion in 2002 and $1.7 billion in 2001. Securities comprised 18.8% of average earning assets in 2003 compared to 17.6% and 14.2% in 2002 and 2001, respectively. Selectively purchasing intermediate term securities has enabled BancGroup to take advantage of attractive interest rate spreads to short term funding cost while maintaining a relatively neutral interest rate sensitivity position. The average yield declined to 4.12% in 2003 from 5.04% and 6.43% in 2002 and 2001, respectively. This decline was due in part to low mortgage rates that accelerated prepayments in the portfolio and increased the premium amortization recognition for these investments. Additionally, both the growth in the portfolio and the reinvestment due to accelerated repayments were invested in lower yielding securities, as a result of current market rates, adding downward pressure on the securities yield in 2002 and 2003.

Average Interest Bearing Liabilities

The average cost of interest bearing liabilities decreased 71 basis points to 2.14% in 2003, compared to 2.85% in 2002 and 4.61% in 2001. The lower average cost of funds in 2003 and 2002 was primarily the result of a shift in deposit mix to non-time deposits from time deposits, increased short term borrowings, and continued repricing of deposits and other borrowings as a result of the previously discussed drop in interest rates. The percentage of average non-time deposits to total average deposits has improved significantly over the past three years, with the ratio at 57% in 2003 compared to 50% in 2002, and 44% in 2001.

Interest bearing deposits.    Average non-time interest bearing deposits grew 17.4% in 2003 (16.9% excluding acquisitions) and 17.1% in 2002 (11.1% excluding acquisitions). This growth was primarily the result of efforts to emphasize relationship deposit growth and the impact of lower rates on other deposit products. As the Company de-emphasized higher cost time deposits in 2003, average time deposits decreased 7% (9% excluding acquisitions) compared to 2002.

The average rate on interest bearing deposits excluding time deposits dropped to 0.81% for 2003 compared to 1.22% for 2002 and 2.34% for 2001. The rate on time deposits declined to an average of 2.80% in 2003 compared to 3.48% for 2002 and 5.64% in 2001.

Borrowings.     Total borrowings increased over the past two years primarily due to earning asset growth and a decline in time deposits as discussed above. The percentage of average total borrowings to total assets was

34% for 2003, 29% for 2002, and 26% for 2001. The increase was primarily short term in nature in order to fund the short term increases in mortgage warehouse lending, mortgage loans held for sale and floating rate loan demand. Short term borrowings averaged $3.1 billion in 2003 up $1 billion from 2002. The average rate on short term borrowings declined 58 basis points to 1.20% in 2003 versus 1.78% in 2002 and 3.92% in 2001. The average balance of long term debt increased $286 million in 2003 versus a $432 million increase in 2002. The increase in long-term debt was used to fund securities purchases, bank owned life insurance (BOLI) purchases and to provide additional liquidity for future acquisitions.

BancGroup entered into interest rate swaps in 2003 to convert the fixed interest rates on $100 million of existing subordinated debt and $100 million of junior subordinated debt that was issued in September 2003 to floating rates. BancGroup also entered into a $300 million three year floating rate repurchase agreement. As a result the average cost of long term debt fell 74 basis points to 4.30% in 2003 from 5.04% in 2002.

Net Interest Margin

As a result of the impact of rates, volumes and changes in asset mix, as previously discussed, the net interest margin declined from 3.58% in 2002 to 3.45% in 2003. The yield on earning assets fell 76 basis points in 2003 to 5.31% compared to 6.07% and 7.62% in 2002 and 2001, respectively. The decline in yield on earning assets was not completely offset by a decline of 71 basis points in 2003 in the cost of interest bearing liabilities to 2.14% compared to 2.85% and 4.61% in 2002 and 2001, respectively. Even though on an annual basis the margin declined, BancGroup was able to keep the margin stable at 3.42% throughout the first three quarters of 2003, and improved to 3.53% in the fourth quarter.

BancGroup’s interest rate risk position is further described in the section “Interest Rate Sensitivity”

Average Noninterest Earning Assets

Average noninterest earning assets increased $227 million to $1.1 billion from 2002 to 2003 and $167 million to $0.9 billion from 2001 to 2002. The 2003 increase was due largely to an increase in BOLI and noninterest earning assets obtained through acquisitions, such as goodwill and fixed assets.

Average Noninterest Bearing Liabilities

Average noninterest bearing deposits increased by $388 million from 2002 to 2003, a 27% increase (26% excluding acquisitions). As a result of this growth and the Company’s continuing effort to increase low cost or no cost deposits, the noninterest bearing deposit mix improved to 20% of total deposits in 2003 up from 17% in 2002 and 15% in 2001.

Loan Loss Provision

The provision for loan losses for the year ended December 31, 2003 was $37.4 million compared to $36.0 million for 2002 and $39.6 million for 2001. Net charge-offs were 0.31%, 0.29% and 0.28% of average loans for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 BancGroup has a 240% reserve coverage of nonperforming loans compared to 191% at December 31, 2002 and 239% at December 31, 2001. See management’s discussion of nonperforming assets and summary of loan loss experience presented in the “Review of Financial Condition” section of this report.

Noninterest Income

One of BancGroup’s primary strategies has been to expand its noninterest income. The Company continues to emphasize growth in financial planning services, mortgage origination income, electronic banking services and cash management services. These services provide a broad base of revenue generation capabilities.

Noninterest income excluding securities gains increased $26.0 million or 26.9% from 2002 to 2003 and $11.6 million or 13.7% from 2001 to 2002. Noninterest income including securities gains increased 24.5% in 2003 and 9.2% in 2002.

	Years Ended December 31,			Increase (Decrease)
				2003 Compared to 2002%		2002 Compared to 2001%
	2003	2002	2001
	(In thousands)
Noninterest income:
Service charges on deposit accounts	$53,614	$44,941	$42,032	$8,673	19.3%	$2,909	6.9%
Financial planning services	15,112	11,052	8,670	4,060	36.7	2,382	27.5
Electronic banking	10,186	8,257	6,918	1,929	23.4	1,339	19.4
Mortgage origination	17,233	14,004	8,287	3,229	23.1	5,717	69.0
Securities gains, net	4,813	5,701	8,701	(888)	(15.6)	(3,000)	(34.5)
Bank-owned life insurance	7,531	5,160	3,964	2,371	45.9	1,196	30.2
Other income	18,960	13,217	15,137	5,743	43.5	(1,920)	(12.7)

Total noninterest income	$127,449	$102,332	$93,709	$25,117	24.5%	$8,623	9.2%

The increase in service charges on deposit accounts in 2003 is primarily due to the growth in deposits, the management of fee collection, an increase in cash management services revenues and revenue enhancement initiatives. The increase in 2002 was primarily the result of increased account analysis fees and the acquisitions completed in 2002.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The increase in 2003 was the result of additional sales of investment and annuity products as well as an increase in revenue from trust services due to the acquisition of Palm Beach National in September 2002. The increase in 2002 was primarily the result of an increase in fixed rate annuity sales. The sales of annuity products fluctuated with changing market interest rates while the sales of investment products fluctuated with customer confidence in the stock market.

Electronic banking services enable our customers to bank when and where they want. Electronic banking includes an ATM network, business and personal check card services and our internet banking with bill pay service. The increases in electronic banking fees are primarily the result of deposit growth with focused cross-sales of electronic services to new and existing depositors by way of targeted promotions such as ATM card-to-check card conversion initiatives, rewards for check card purchases and event-triggered email campaigns to internet banking customers encouraging use of the online bill payment service. Electronic banking revenues began to decline in the third quarter of 2003 as a result of Visa’s settlement with its merchant customers; however, these declines were partially offset by increased debit card penetration as well as increased usage of electronic banking products.

Mortgage origination is available in all of Colonial’s banking regions. A central mortgage-processing unit that facilitates the production and sale of mortgage products supports each region. Colonial offers both adjustable and fixed rate products. Adjustable rate products are generally retained in Colonial’s loan portfolio while fixed rate products are sold in the secondary market. Income from loans originated and subsequently sold in the secondary market is reflected in noninterest income. Mortgage origination volume and product mix are affected by changes in mortgage interest rates; therefore, mortgage banking revenues were high during the first half of 2003 and then dropped off as long term rates increased in the second half of 2003. Mortgage origination income from secondary market loans increased 23.1% to $17.2 million in 2003 and 69.0% to $14.0 million in 2002 due to the lower mortgage rates available in both years. Lower rates created increased demand for fixed rate products and fueled an increase in home purchases and refinancing of existing home mortgages.

Income from BOLI increased 45.9% in 2003 and 30.2% in 2002 over the previous years due to additional purchases of BOLI in the amounts of $80 million in 2003 and $20 million in December 2001.

The Company recorded approximately $4.3 million in other income from option trading in 2003. Included in other income is $3.6 million and $3.9 million for 2003 and 2002, respectively, in revenue from merchant services and credit cards. The Company’s contracts are expected to be renegotiated in 2004. As a result the Company may experience initial declines in revenues but would expect better customer service and the ability to more aggressively sell these services. Other income for 2003 also includes an increase in income from ORE gains of $0.8 million. The remainder of other income also includes revenues from customer check related fees, wire fees, letter of credit fees, and safe deposit box rental income, as well as other miscellaneous items.

Noninterest Expense

Noninterest expense to average assets was 2.33% in 2003 and 2.26% in 2002 and 2001.

In support of the Company’s sales culture, BancGroup continues to make strategic investments in its people, product and service offerings, technology systems, sales incentives and branch network to enhance the Company’s franchise. Additional franchise enhancements included the strategic repositioning of branches within our markets through the opening of nine new locations in existing Florida, Texas and Nevada markets and the closing of seven locations in Alabama, Florida and Georgia. In addition to these branches, the Company also made investments in improved automation of branch delivery systems (Eagle), enhanced internet banking and wire transfer systems and network infrastructure improvements. Accordingly, noninterest expense increased 18% and 10% in 2003 and 2002, respectively.

	Years Ended December 31,			Increase (Decrease)
				2003 Compared to 2002%		2002 Compared to 2001%
	2003	2002	2001
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$196,149	$164,235	$144,684	$31,914	19%	$19,551	14%
Occupancy expense, net	44,999	39,416	35,036	5,583	14	4,380	13
Furniture and equipment expenses	37,264	31,048	29,671	6,216	20	1,377	5
Amortization of intangible assets	4,385	2,813	6,251	1,572	56	(3,438)	(55)
FDIC and other assessments	1,878	1,861	2,150	17	1	(289)	(13)
Advertising and public relations	8,319	6,964	6,093	1,355	19	871	14
Stationary, printing and supplies	5,854	5,319	4,602	535	10	717	16
Telephone	9,317	8,765	6,920	552	6	1,845	27
Legal fees	7,778	6,560	5,749	1,218	19	811	14
Postage and courier	8,558	7,727	7,052	831	11	675	10
Insurance	3,014	1,885	1,594	1,129	60	291	18
Professional services	7,384	7,266	6,863	118	2	403	6
Travel	4,848	4,167	3,787	681	16	380	10
Merger related expenses	271	874	3,049	(603)	(69)	(2,175)	(71)
Other	29,533	23,879	20,667	5,654	24	3,212	16

Total noninterest expense	$369,551	$312,779	$284,168	$56,772	18%	$28,611	10%

Noninterest expense to average assets	2.33%	2.26%	2.26%

Due to its growth, the Company recognized the need for increased depth in management, operational control, and enhanced products. As a result, additional investments were made in key personnel for leadership roles in commercial and industrial lending, small business initiatives, treasury and operational resources. Also included in salary increases for 2003 and 2002 are additional employees from bank acquisitions, branch openings, normal salary increases, additional production and incentive related compensation, and increased pension and health benefit costs.

Occupancy expense for the years ended December 31, 2003 and 2002 increased $5.6 million and $4.4 million, respectively. The increases were primarily the result of acquisitions, a new technology center that opened in the fourth quarter of 2003 and the strategic repositioning of branches within our markets as previously discussed.

Furniture and equipment expense increased $6.2 million in 2003 and $1.4 million during 2002. The increase in 2003 was primarily due to the rollout of the new Eagle technology system in the Company’s branches during 2003, the installation of new software and upgrades to our network infrastructure, as well as the addition of nine new branches and completed acquisitions.

Amortization of intangible assets increased $1.6 million during 2003 and decreased $3.4 million during 2002. The decrease in 2002 resulted from the implementation of SFAS No. 142 on January 1, 2002. SFAS No. 142 stipulated that goodwill and indefinite lived intangible assets are no longer to be amortized. Instead, impairment testing will be performed at least annually on all goodwill and indefinite lived intangible assets. Amortization of identifiable intangible assets, such as core deposits, will continue. The increase in core deposit intangible amortization resulted from the 2003 acquisition of Sarasota Bank and the 2002 acquisitions of Palm Beach National and First Mercantile.

Advertising expenses increased $1.4 million during 2003 as a result of the Company’s marketing efforts related to its emphasis on deposit growth.

Insurance expense increased $1.1 million during 2003 as a result of increased rates on policy premiums.

The increase in legal expenses in 2002 and 2003 was related to normal business issues, the OCC conversion in 2003, as well as additional work related to new or proposed banking and securities laws and regulations. The increases in all other expense categories were primarily due to the acquisitions completed in 2002 and 2003 and increases in normal expenses resulting from the Company’s growth.

Merger Related Expenses

In 2003, BancGroup completed the acquisition of Sarasota BanCorporation in Sarasota, Florida with one branch. The results for 2003 include pretax costs associated with this merger and acquisition totaling $271,000. These costs are comprised of travel, training, marketing, and incremental charges related to the integration of acquired banks, such as system conversion and customer supplies.

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

In 2001, BancGroup completed the acquisition of two branches in Nevada from First Security Bank, 13 branches from Union Planters in Alabama and Florida, and the merger with Manufacturers Bank of Florida in Tampa, Florida. The results for 2001 include pretax costs associated with these mergers and acquisitions totaling $4.7 million. These costs are composed of a $1.0 million additional loan loss provision to align Manufacturers’ loan provisions with Company standards, $660,000 in personnel costs to complete the mergers, and transaction costs of $3.0 million such as legal and accounting fees, brokerage commissions, and incremental changes related to the integration of acquired banks, such as system conversions (including contract buy-outs and write-offs of equipment) and employee severance.

Income Taxes

The provision for income taxes is as follows:

	2003	2002	2001
	(In thousands)
Continuing operations	$77,236	$73,872	$69,181
Discontinued operations	—	(445)	(371)

Total	$77,236	$73,427	$68,810

The effective income tax rate as a percentage of pretax income was 34.0 percent in 2003, 34.3 percent in 2002, and 35.9 percent in 2001. BancGroup is subject to a statutory federal tax rate of 35 percent and various state tax rates. For further information concerning the provision for income taxes, refer to Note 24, Income Taxes, in the Notes to Consolidated Financial Statements.

Discontinued Operations

In July 2000, BancGroup announced its definitive plans to exit the mortgage servicing business, discontinue mortgage banking as a separate business unit and recorded a loss on disposal of discontinued operations of $4.3 million after tax in 2000. As of December 31, 2000, all loan servicing transfers were completed and the mortgage servicing rights removed from the Company’s balance sheet. Due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company revised its estimate of the cost to complete the disposition of this business resulting in an $846,000 and $613,000 net of tax expense in 2002 and 2001, respectively.

REVIEW OF FINANCIAL CONDITION

Overview

Changes in selected components of the Company’s balance sheet from December 31, 2002 to December 31, 2003 are as follows:

	Increase (Decrease)
	Amount	%
	(In thousands)
Securities available for sale and investment securities	$472,573	17.9%
Mortgage loans held for sale	31,223	9.0%
Mortgage warehouse loans	(688,661)	(41.2)%
All other loans, net of unearned income	585,126	5.8%

Total loans, net of unearned income	(103,535)	(0.9)%
Total assets	450,947	2.9%

Non-time deposits	917,205	18.5%
Total deposits	448,857	4.8%
Short term borrowings	(44,038)	(1.3)%
Long term debt	(55,220)	(2.8)%
Shareholders’ equity	106,869	10.0%

Management continually monitors the financial condition of BancGroup in order to protect depositors, increase shareholder value and protect current and future earnings. The most significant factors affecting BancGroup’s financial condition from 2002 through 2003 were:

•	Mortgage warehouse loan volume increased monthly until its peak in July 2003, then significantly decreased throughout the remaining months in 2003 to end the year lower than 2002. Mortgage warehouse loans decreased year over year by 41.2% to $982 million at December 31, 2003 as compared to $1.7 billion at December 31, 2002.

•	Loan balances, excluding mortgage warehouse loans, increased $585.1 million, 5.8% at December 31, 2003 compared to December 31, 2002.

•	High asset quality and high reserve coverage of nonperforming assets. Nonperforming assets were 0.65% and 0.78% of related assets at December 31, 2003 and 2002, respectively. Net charge-offs were 0.31% of average loans during 2003 and 0.29% in 2002. The allowance for loan losses was 1.20% of loans at December 31, 2003, providing a 240% coverage of nonperforming loans (nonaccrual and renegotiated).

•	Mortgage loans held for sale increased $31.2 million during 2003 due primarily to the continued low mortgage rates throughout 2003, which increased new home purchases and continued refinancing activities.

•	Securities portfolio increased $472.6 million during 2003.

•	Non-time deposits grew $917.2 million or 18.5%, improving the deposit mix to 60.1% in non-time deposits from 53.1% in 2002.

•	BancGroup, through a special purpose trust, issued $100 million in trust preferred securities in 2003, which qualifies as Tier I Capital.

•	The Company acquired Sarasota BanCorporation in 2003. The details of this acquisition are included at Note 2 to the consolidated financial statements.

These items, as well as a more detailed analysis of BancGroup’s financial condition, are discussed in the following sections.

Loans

Growth in loans and maintenance of high asset quality are key components for improved earnings. Management’s emphasis, within all of BancGroup’s banking regions and specialized lending divisions, is on loan growth in accordance with local market demands and in reliance upon the lending experience and portfolio management expertise in these regions and divisions. Management believes that its strategy of meeting local demands and using local lending expertise has proved successful, especially when combined with the expertise offered by the managers of the specialized lending divisions such as mortgage warehouse and residential real estate. Loan growth in the Company’s regions, which excludes mortgage warehouse lending and 1-4 family mortgages, was slow through the first half of 2003 but picked up in the second half of the year. The strongest loan growth was in the Southwest Florida region with 39% in 2003 and 7% in 2002, the Nevada region with 36% in 2003 and 2002, the Bay Area region with 23% in 2003 and 20% for 2002, and the Central Florida region with 10% for 2003 and 3% for 2002. The 2003 growth in the Southwest Florida region is primarily from the acquisition of Sarasota Bank in the fourth quarter of 2003.

BancGroup has a significant concentration of commercial real estate and construction loans representing 35.8% and 27.1% of total loans, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 10.0% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy experiences a generally slow but steady rate of growth, while Georgia, Florida, Nevada and Texas are experiencing higher rates of growth. Real estate in BancGroup’s main lending areas has not experienced significantly inflated values due to excessive speculation or inflationary pressures. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, multi-family housing, office buildings, lodging, warehouses, amusement/recreational facilities, one-to-four family residential housing developments, and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. BancGroup’s commercial real estate and construction loans continue to perform at acceptable levels. Net charge-offs to average loans for the commercial real estate portfolio were 0.22% and 0.09% for 2003 and 2002, respectively. Net charge-offs to average loans for the construction portfolio were 0.05% and 0.07% for 2003 and 2002, respectively. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 21.4% of the total commercial real estate portfolio outstanding at December 31, 2003. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, Colonial believes these loans carry less risk than other commercial real estate loans.

Residential real estate loans represent 17.1% of total loans in 2003 compared to 16.6% in 2002. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk and lower interest rate sensitivity. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates, but sells in the secondary market. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Net charge-offs to average loans for the residential real estate portfolio was 0.30% for 2003 compared to 0.27% for 2002. The growth in this portfolio was mainly in home equity lines of credit which grew 47.5% during 2003 and now represent 19.3% of residential real estate loans (the home equity line portfolio represented 13.3% of the residential real estate portfolio in 2002). In 2003, Colonial launched several new equity line products and set loan growth goals to increase this product line.

Loans classified as commercial, financial, and agricultural, representing 9.0% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail, or service businesses. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers. In the fourth quarter of 2003, Colonial started implementation of two initiatives designed to grow and improve the quality of the commercial, financial, and agricultural loan portfolio. One initiative will target small business customers and the other will focus primarily on larger commercial deals (including owner-occupied real estate credits which Colonial feels are more closely aligned with the commercial loan portfolio than the commercial real estate portfolio). The benefits of these initiatives should be seen in 2004 and subsequent years.

Consumer loans, representing 1.9% of total loans, are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

BancGroup established a mortgage warehouse lending division in 1998. This department provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the southeast. Mortgage warehouse loan volume increased month-over-month until July 2003, then volumes significantly decreased throughout the rest of the year as long-term interest rates increased resulting in a year-over-year decline in outstanding balances. Loans outstanding at December 31, 2003 and 2002, were $982 million and $1.7 billion, respectively, with unfunded commitments of $1.0 billion and $90 million at December 31, 2003 and 2002, respectively.

BancGroup does not have a syndicated lending department; however, the Company has 39 credits with commitments (funded and unfunded) of $811 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $51 million (which is a mortgage warehouse lending credit), with the smallest credit being approximately $22,000. At December 31, 2003, $352 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	78%—mortgage warehouse lines to 21 large institutions,
•	16%—nine commercial real estate facilities with headquarters located within Colonial’s existing markets,
•	3%—seven international credits to four Latin American correspondent banks, and
•	3%—two operating facilities: one to a large national corporation headquartered in Alabama and the other to an Alabama municipality.

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

Gross Loans by Category

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Commercial, financial and agricultural	$1,037,782	$1,161,394	$1,170,588	$1,264,281	$1,171,157
Real estate—commercial	4,144,143	3,770,095	3,418,867	3,208,911	2,543,532
Real estate—construction	3,138,671	2,821,631	2,295,675	1,700,281	1,435,783
Real estate—residential	1,982,239	1,937,572	1,942,821	2,697,934	2,658,922
Installment and consumer	216,481	237,293	240,836	278,739	306,593
Mortgage warehouse lending	982,488	1,671,149	1,259,870	376,638	172,425
Other	87,107	93,358	39,019	116,518	131,223

Total loans	11,588,911	11,692,492	10,367,676	9,643,302	8,419,635
Less: unearned income	(16)	(62)	(11)	(348)	(410)

Net loans	$11,588,895	$11,692,430	$10,367,665	$9,642,954	$8,419,225

Management believes that its existing distribution of loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s risk exposure. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and industry distribution of Construction and Commercial Real Estate loans at December 31, 2003.

	Construction	Commercial Real Estate
	(In thousands)
Average Loan Size	$574	$595

Geographic Diversity
Alabama	$330,495	$855,710
Georgia	425,846	476,807
Florida	1,518,839	1,947,640
Texas	375,206	243,134
Nevada	316,990	237,622
Other	171,295	383,230

Total	$3,138,671	$4,144,143

	% of Industry Distribution to			% of Industry Distribution to
Industry Distribution December 31, 2003	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Development (Residential & Commercial)	20.9%	5.7%	Retail	16.1%	5.8%
Land Only	19.2%	5.2%	Office	15.9%	5.7%
Residential Home Construction	18.3%	5.0%	Multi-Family	14.4%	5.1%
Retail	9.6%	2.6%	Office/Warehouse	10.6%	3.8%
Condominium	9.0%	2.4%	Lodging	9.3%	3.3%
Multi-Family	6.0%	1.6%	Assisted Living/Nursing Facility	6.3%	2.3%
Residential Lots	5.9%	1.6%	Gas Stations/C-Stores	5.4%	1.9%
Office	3.3%	0.9%	Church or School	3.5%	1.2%
Office/Warehouse	2.9%	0.8%	Recreation	2.7%	1.0%
Other *	4.9%	1.3%	Other *	15.8%	5.7%

Total Construction	100.0%	27.1%	Total Commercial Real Estate	100.0%	35.8%

*	Other includes all loans in categories smaller than the lowest percentage shown above.

Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,098,215	$872,986
% of 75 largest loans to category total	34.9%	21.1%
Average Loan-to-Value Ratio (75 largest loans)	65%	69%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.33	x

Loan Maturity/Rate Sensitivity

As discussed in a subsequent section, BancGroup seeks to maintain adequate liquidity and minimize exposure to interest rate volatility. At December 31, 2003, approximately 78% of loans were floating/adjustable rate loans.

Contractual maturities may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan payoffs.

The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturity at December 31, 2003.

Loan Maturity/Rate Sensitivity

	December 31, 2003
	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating/ Adjustable	Fixed	Floating/ Adjustable
	(In thousands)
Commercial, financial, and agricultural	$590,393	$332,740	$114,649	$197,524	$840,258	$95,493	$351,896
Real estate—commercial	1,293,699	2,019,085	831,359	1,559,789	2,584,354	1,160,892	1,689,552
Real estate—construction	1,824,577	1,270,640	43,454	206,085	2,932,586	106,609	1,207,485
Real estate—residential	635,224	770,451	576,564	363,759	1,618,480	176,562	1,170,453
Installment and consumer	114,864	90,700	10,917	166,462	50,019	83,996	17,621
Mortgage Warehouse Lending	982,488	—	—	—	982,488	—	—
Other	45,707	28,104	13,296	31,228	55,879	15,014	26,386

Totals	$5,486,952	$4,511,720	$1,590,239	$2,524,847	$9,064,064	$1,638,566	$4,463,393

Loan Quality

A major key to long-term earnings growth is maintenance of a high quality loan portfolio. BancGroup’s strategy in this regard is carried out through its policies and procedures for the underwriting and ongoing review of loans and through a company-wide senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while BancGroup’s senior management provides independent oversight by participating in the state loan committees.

BancGroup has standard policies and procedures for the evaluation of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the creditworthiness of the borrower, but generally require maximum loan to value ratios of 85% for commercial real estate, 80% for construction, 75% for development, and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios. Collateral values referenced above are monitored and estimated by loan officers through inspections, independent appraisals, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers’ or guarantors’ creditworthiness, the borrowers’ other banking relationships, the bank’s lending experience with the borrowers, and any other potential sources of repayment.

The overall goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow increased flexibility in their timely disposition.

Allowance for Loan Losses

Colonial, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to validate that credit risks are appropriately identified. The Company remains committed to the early recognition of problem loans and to ensuring an adequate level of allowance to cover losses. At December 31, 2003, the Company’s total allowance was $138.5 million, which represented 1.20% of period-end loans as compared to $135.3 million at December 31, 2002, which represented 1.16% of period-end loans.

Using input from the Company’s comprehensive credit risk identification process, the Company’s credit risk management area analyzes and validates the Company’s loan loss reserve methodology at least quarterly. The analysis includes three basic elements: specific allowances for individual loans, general allowances for loan pools, and allowances based on identified economic conditions and other risk factors. The credit risk management area along with senior management review and ensure the methodology is appropriate and that all risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. In addition, the allowance methodology is discussed with and reviewed quarterly by the Audit Committee.

The first element of the allowance for loan losses analysis involves the calculation of specific allowances for individual impaired loans as required by SFAS 114 and 118. In addition, the Company requires that a broad group of loans be tested for impairment each quarter (this includes all loans of $500,000 and over that have internal risk ratings below a predetermined classification level plus all significantly past due loans of $200,000 and over). The credit risk management area validates all impairment testing and validates the reserve allocations for all impaired loans each quarter. Reserves associated with this element are based on a thorough analysis of the most probable sources of repayment which is normally the liquidation of collateral, but also includes discounted future cash flows or the market value of the loan itself. As of December 31, 2003 and 2002, the specific allowance calculations for this element of the allowance totaled $15.6 million and $17.6 million, respectively. The decrease in the reserve between these two periods primarily resulted from a 14.7% decline in the dollar amount of loans that met the criteria for impaired status.

The second reserve element is the general allowance for loan pools assessed by applying loan loss allowance factors to groups of loans within the portfolio that have similar characteristics. This part of the methodology is governed by SFAS 5. The general allowance factors are based upon recent and historical charge-off experience and are typically applied to the portfolio by loan type and internal risk rating. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in this analysis of this second reserve element are adjusted quarterly based on loss trends and risk rating migrations. As of December 31, 2003 and 2002, the general allowance calculations totaled $115.5 million and $110.3 million, respectively. The increase between the periods was primarily the result of additional overdraft activity and the increased charge-off experience in the commercial, financial, and agricultural portfolio (including international credits) in the last year which was partially offset by lower criticized and classified risk assets.

The third element of the allowance is established for economic conditions and other risk factors and is permitted under SAB 102. This part of the reserve focuses on risks that are not evaluated in the first two reserve elements. The company analyzes and revises this part of the allowance at least quarterly. The qualitative risk factors of this third allowance segment are subjective and require a high degree of management judgment. The increase in the allowance calculated for economic conditions and other risk factors was $4 million in 2003. The change in this portion of the reserve is attributed to a noted decline in the quality of some of the higher risk credits that were impacted by the economy.

Allocation of the Allowance for Loan Losses

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(In thousands)
Balance at end of period
Applicable to(1):
Commercial, financial, and agricultural(2)	$53,296	9.0%	$51,468	10.0%	$53,533	11.3%	$28,396	13.1%	$21,732	13.9%
Real estate commercial	25,875	35.8%	25,175	32.2%	21,944	33.0%	40,466	33.3%	29,737	30.2%
Real estate construction	30,469	27.1%	26,707	24.1%	22,655	22.1%	14,049	17.6%	13,532	17.1%
Real estate residential	12,214	17.1%	11,058	16.6%	9,712	18.7%	13,321	28.0%	9,581	31.6%
Installment and consumer	6,301	1.9%	7,064	2.0%	7,132	2.3%	2,655	2.9%	3,031	3.6%
Mortgage Warehouse Lending	2,683	8.4%	4,439	14.3%	3,326	12.2%	1,839	3.9%	1,033	2.0%
Other	4,300	0.7%	1,987	0.8%	2,573	0.4%	1,426	1.2%	2,728	1.6%
Unallocated	3,411	0.0%	7,367	0.0%	1,325	0.0%	7,903	0.0%	17,653	0.0%

Total	$138,549	100.0%	$135,265	100.0%	$122,200	100.0%	$110,055	100.0%	$99,027	100.0%

Ratio of ending allowance to ending loans (net of unearned income)	1.20%		1.16%		1.18%		1.14%		1.18%

(1)	The amounts and percentages by category were reclassified for better presentation of the Company’s allowance for loan loss allocation methodology under SAB 102, which was issued in 2001.
(2)	This includes reserves for international credits.

Summary of Loan Loss Experience

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Allowance for loan losses—January 1	$135,265	$122,200	$110,055	$99,027	$85,079
Charge-offs:
Commercial, financial and agricultural	21,370	19,859	14,731	10,650	10,162
Real estate—commercial	9,344	4,062	9,354	3,399	3,348
Real estate—construction	1,528	1,789	292	529	1,190
Real estate—residential	5,297	5,221	3,148	3,260	2,673
Installment and consumer	2,507	3,621	4,049	4,492	5,351
Other	1,381	1,082	1,155	1,117	1,711

Total charge-offs	41,427	35,634	32,729	23,447	24,435

Recoveries:
Commercial, financial and agricultural	2,052	1,189	698	1,272	2,519
Real estate—commercial	874	1,005	404	745	633
Real estate—construction	197	93	9	62	59
Real estate—residential	332	565	565	440	873
Installment and consumer	1,334	1,589	1,999	1,898	2,702
Other	1,167	444	330	283	385

Total recoveries	5,956	4,885	4,005	4,700	7,171

Net charge-offs	35,471	30,749	28,724	18,747	17,264
Provision for loan loss	37,378	35,980	39,573	29,775	29,177
Allowance added from bank acquisitions	1,377	7,834	1,296	—	2,035

Allowance for loan losses— December 31	$138,549	$135,265	$122,200	$110,055	$99,027

Loans (net of unearned income) December 31	$11,588,895	$11,692,430	$10,367,665	$9,642,954	$8,419,225
Ratio of ending allowance to ending loans (net of unearned income)	1.20%	1.16%	1.18%	1.14%	1.18%
Average loans (net of unearned income)	$11,550,636	$10,520,771	$10,119,185	$9,030,529	$7,771,884
Ratio of net charge-offs to average loans (net of unearned income)	0.31%	0.29%	0.28%	0.21%	0.22%
Allowance for loan losses as a percent of nonperforming loans (nonaccrual and renegotiated)	240%	191%	239%	258%	275%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These loans are summarized as follows:

Nonperforming Assets

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Aggregate loans for which interest is not being accrued	$57,342	$70,282	$49,675	$41,419	$34,765
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	277	417	1,507	1,161	1,265

Total nonperforming loans*	57,619	70,699	51,182	42,580	36,030
Other real estate and in-substance foreclosure	17,378	20,468	15,198	8,680	9,009
Repossessions	443	134	355	298	206

Total nonperforming assets*	$75,440	$91,301	$66,735	$51,558	$45,245

Aggregate loans contractually past due 90 days for which interest is being accrued	$10,802	$21,693	$28,249	$9,842	$11,204
Total nonperforming loans as a percent of net loans	0.50%	0.60%	0.49%	0.44%	0.43%
Total nonperforming assets as a percent of net loans, other real estate and repossessions	0.65%	0.78%	0.64%	0.53%	0.54%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of net loans	0.59%	0.79%	0.77%	0.54%	0.56%
Allowance for loan loss as a percent of nonperforming loans (nonaccrual and renegotiated)	240%	191%	239%	258%	275%

*	Total does not include loans contractually past due 90 days or more, which are still accruing interest

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5 million) individual credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $272 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of December 31, 2003, substantially all of these loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

Interest income recognized and interest income foregone on nonaccrual loans was not significant for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at December 31, 2003 and 2002 was $59.9 million and $70.2 million, respectively, and these loans had a corresponding valuation allowance of $15.6 million and $17.6 million, respectively. The average investment in impaired loans during 2003 and 2002 totaled $64.5 million and $47.9 million, respectively. The decrease in impaired loans is primarily due to the resolution of several problem credits.

Securities

BancGroup determines the funds available for investment based upon anticipated loan and deposit growth, liquidity needs and pledging requirements, as well as other factors. An investment strategy is developed based on these factors, along with the bank’s balance sheet position and relative value opportunities in the market.

All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity investments was $10.4 million at the end of 2003 compared to $20 million at year-end 2002. The aforementioned decline was due to paydowns, maturities and calls in the portfolio. Securities classified as held to maturity consisted primarily of U.S. Treasury bonds, agency mortgage-backed securities and municipal obligations. Overall, the stated maturity of these securities was 5.11 years with an average life of 3.4 years.

Securities available for sale represent those securities that the Company intends to hold for an indefinite period of time and may be sold in response to changes in the bank’s interest rate position, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added to or deducted from shareholders’ equity. At December 31, 2003, available-for-sale securities totaled $3.1 billion or 99.7% of the total portfolio versus $2.6 billion or 99.2% at the end of 2002. The increase of $482 million in 2003 resulted from the investment of excess liquidity during a period of lower loan growth. Overall, the stated maturity of these securities was 22.51 years with an average life of 5.17 years and an average duration of 4.24 years (excluding equities). Stated maturities differ from average lives because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. The following chart details BancGroup’s available for sale securities at December 31, 2003 by category:

BancGroup’s policy requires all securities purchased for the securities portfolio be of investment grade quality. The purchase of non-rated municipal securities is limited by policy to those bonds in the general market served by BancGroup which provide opportunities for additional banking business.

The composition of securities is reflected in the following table.

Securities by Category

	Carrying Value at December 31,
	2003	2002	2001
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. government agencies	$500	$500	$500
Federal Agency mortgage-backed securities	1,955	3,524	6,461
Federal Agency collateralized mortgage obligations	29	60	123
Obligations of state and political subdivisions	7,622	14,789	21,846
Other	281	1,133	1,125

Total	$10,387	$20,006	$30,055

Securities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$213,660	$31,488	$59,332
Federal Agency mortgage-backed securities	527,175	447,626	489,615
Federal Agency collateralized mortgage obligations	1,454,537	1,332,439	980,728
Private collateralized mortgage obligations	690,348	485,540	59,162
Obligations of state and political subdivisions	70,298	83,398	89,497
Other	144,303	237,638	174,105

Total	$3,100,321	$2,618,129	$1,852,439

The carrying value of securities at December 31, 2003 mature as follows:

Contractual Maturity Distribution of Securities(2)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	—%	$—	—%	$—	—%	$500	7.25%
Federal Agency mortgage- backed securities and collateralized mortgage obligations	112	7.17%	168	7.39%	716	7.50%	988	6.31%
Obligations of state and political subdivisions(1)	2,421	7.82%	3,161	7.98%	1,578	8.44%	462	8.51%
Other	254	2.70%	27	2.50%	—	—%	—	—%

Total	$2,787	7.33%	$3,356	7.91%	$2,294	8.15%	$1,950	7.07%

Securities available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$416	5.76%	$21,420	3.09%	$142,905	3.97%	$48,919	5.00%
Federal Agency mortgage-backed securities	580	5.95%	11,039	5.98%	15,981	6.60%	499,575	4.86%
Federal Agency collateralized mortgage obligations	—	—%	—	—%	1,204	2.74%	1,453,333	4.45%
Private collateralized mortgage obligations	—	—%	—	—%	26,533	4.14%	663,815	4.55%
Obligations of state and political subdivisions(1)	6,851	6.85%	42,004	7.27%	16,112	7.67%	5,331	7.45%
Other	136,181	3.88%	8,122	4.89%	—	—%	—	—%

Total	$144,028	4.03%	$82,585	5.78%	$202,735	4.49%	$2,670,973	4.57%

(1)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2)	These are contractual maturities, expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Deposits

BancGroup’s deposit structure consists of the following:

	December 31,		% of Total
	2003	2002	2003	2002
	(In thousands)
Noninterest bearing demand deposits	$2,021,901	$1,734,321	20.7%	18.6%
Interest bearing demand deposits	3,314,328	2,704,479	33.9	29.0
Savings deposits	531,419	511,643	5.4	5.5

Non-time deposits	5,867,648	4,950,443	60.0	53.1
Certificates of deposits less than $100,000	1,993,594	2,359,972	20.4	25.3
Certificates of deposits more than $100,000	1,540,274	1,618,701	15.8	17.4
IRA’s	321,736	341,947	3.3	3.7
Open time deposits	45,340	48,672	0.5	0.5

Total deposits	$9,768,592	$9,319,735	100.0%	100.0%

BancGroup is continuing to grow deposits throughout its market areas. The Company’s sales and relationship development programs are designed to capitalize on the higher growth opportunities in Florida, Georgia, Texas and Nevada. Non-time deposits grew 19% in 2003 including 17% growth in noninterest bearing deposits (18% and 16%, respectively, excluding the impact of Sarasota Bank). Time deposits declined throughout the first nine months of 2003; however, run off slowed in the fourth quarter. As a result, the mix of non-time deposits improved to 60% of total deposits from 53% of total deposits at the end of the prior year. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management supported by BancGroup’s marketing and treasury departments provide the Company with resources to remain competitive in its deposit markets.

The following chart details BancGroup’s non-time deposit base by state at December 31, 2003:

At December 31, 2003, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$437,676
Over 3 through 6	346,257
Over 6 through 12	287,736
Over 12	468,605

Total	$1,540,274

Interest Rate Sensitivity

BancGroup has an Asset/Liability Management Committee (“ALMCO”), the objective of which is to optimize the net interest margin while assuming reasonable business risks. ALMCO annually establishes operating constraints for critical elements of BancGroup’s business, including interest rate sensitivity. The goal of ALMCO is to minimize the volatility in the net interest margin caused by changes in interest rates by taking an active role in managing the level, mix, and repricing characteristics of assets and liabilities.

ALMCO monitors the projected impact of changes in interest rates on net interest income by running an income simulation model under multiple rate scenarios. Over the course of 2003, the Company moved to a more neutral interest rate risk position as it became clear that the Federal Reserve was unlikely to raise short term interest rates any time in the near future. This shift was due to specific actions taken by management such as the expansion of the securities portfolio, the short-term funding of earning asset growth in excess of deposit growth and the conversion of fixed rate debt to floating rate via interest rate swaps. A further discussion of the balance sheet changes can be found in the “Net Interest Income” section.

The following table represents the output from the Company’s simulation model based on the balance sheet at December 31, 2003, when the Fed Funds Rate was 1.00%. The table measures the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

Basis Points Change	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change (1)
+200	3.00	(0.1)%
+100	2.00	(0.8)%
No rate change	1.00	—
–100	0.00	(0.8)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

The following table represents the output of the simulation model for the economic value of equity (EVE), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the EVE under 100 basis point parallel rate shocks versus the EVE assuming rates at December 31, 2003 and 2002.

Basis Points Change	Fed Funds Rates		% Change in Net Portfolio Value vs. EVE under No Rate Change
	December 31,		December 31,
	2003	2002	2003	2002
+200	3.00	3.25	(2.0)%	2.4%
+100	2.00	2.25	(0.3)%	2.1%
No rate change	1.00	1.25	—	—
–100	0.00	1.00	(3.0)%	(3.6)%

Liquidity

Another prominent focus of ALMCO is maintaining and managing adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs.

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. In an effort to focus on deposits and relationship growth, BancGroup introduced and promoted a money market account which grew over $500 million in the 3rd and 4th quarters of 2003. Total non-time deposits including the aforementioned money market grew at a rate of 19% in 2003 to provide $917 million of funding. With branches in four of the top five population growth states, management expects that retail deposits should continue to be a major component of funding growth.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to the emphasis on core deposit growth. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is an important part of BancGroup’s wholesale funding sources. As of December 31, 2003, the lendable collateral value pledged at FHLB amounted to $2.9 billion up from $2.7 billion the prior year. Continued loan growth is likely to increase the lendable collateral value and the FHLB will continue to provide an important source of wholesale liquidity. BancGroup has unpledged securities of $741 million which are available to collateralize borrowings. Other wholesale funding sources include fed funds purchased and brokered CD’s.

Management believes its liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand. BancGroup utilized 55% at December 31, 2003 compared to 70% at December 31, 2002 of total wholesale funding sources estimated to be available to the Company.

Borrowings

BancGroup utilizes a variety of funding sources to assist in meeting its needs of funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines, repurchase agreements and issuances of commercial paper are sources for short-term borrowings. Credit facilities with the FHLB are used for both short and long-term borrowings. Due to improved liquidity and resources, BancGroup discontinued its $25 million revolving credit facility with an unrelated financial institution. From time to time BancGroup has issued subordinated debentures, subordinated notes and trust preferred securities to provide both capital and funding.

Over the course of 2003, BancGroup focused on short-term borrowings to best manage its interest rate risk and to match the short-term funding requirement of mortgage warehouse lending cycles. By year end 2003, Fed

Funds were de-emphasized and repurchase agreements and short-term borrowings from the FHLB were increased.

BancGroup, through a special purpose trust, issued $100 million in trust preferred securities on September 16, 2003. The securities carry a rate of 7.875% and mature in October 2033. The special purpose trust has an option to call the securities at par on or after October 1, 2008. The securities qualify for Tier 1 capital treatment. In connection with this issuance, BancGroup executed an interest rate swap to convert the fixed rate to a floating rate.

Short-term borrowings were comprised of the following at December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(In thousands)
FHLB borrowings	$650,000	$555,000	$50,000
Federal funds purchased	1,150,505	1,278,378	1,412,521
Repurchase agreements (retail)	547,895	582,381	541,816
Repurchase agreements (wholesale)	451,000	700,823	109,000
Commercial paper	—	15,065	—
Current maturity of long-term debt (primarily FHLB borrowings)	512,240	224,031	14,796

Total Short-Term Borrowings	$3,311,640	$3,355,678	$2,128,133

Additional details regarding short-term borrowings (excluding current maturities of long-term debt) are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At Year End
	(In thousands)
2003
FHLB borrowings	$1,450,000	$612,342	1.30%	1.37%
Federal funds purchased	1,991,264	1,432,460	1.18%	1.00%
Other short-term borrowings	1,476,226	1,074,383	1.17%	0.85%

	$4,917,490	$3,119,185	1.20%	1.03%

2002
FHLB borrowings	$555,000	$26,986	1.40%	1.30%
Federal funds purchased	1,468,417	1,093,420	1.68%	1.29%
Other short-term borrowings	1,426,472	983,090	1.91%	1.81%

	$3,449,889	$2,103,496	1.78%	1.53%

2001
FHLB borrowings	$425,000	$155,685	5.87%	2.29%
Federal funds purchased	1,470,637	1,010,909	3.84%	1.91%
Other short-term borrowings	748,398	529,034	3.49%	1.90%

	$2,644,035	$1,695,628	3.92%	1.91%

Long-term borrowings were comprised of the following at December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(In thousands)
FHLB borrowings	$1,064,969	$1,517,339	$1,361,938
Repurchase agreements (long-term wholesale)	300,000	—	88,064
Subordinated notes (2)	270,703	272,492	254,305
Trust preferred securities (1)(2)	—	197,878	70,000
Junior subordinated debentures (1)(2)	299,917	—	—
Variable rate subordinated debentures	7,725	7,725	7,725
Convertible subordinated debentures	—	3,100	3,520
Other	—	—	588

Total Long-Term Borrowings	$1,943,314	$1,998,534	$1,786,140

(1)	Due to the adoption of FIN 46, trust preferred securities were deconsolidated and reclassified as junior subordinated debt.
(2)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 9, Derivatives, and Note 14, Long-Term Borrowings, to the consolidated financial statements for further details.

Contractual Obligations and Commercial Commitments

At December 31, 2003, BancGroup had contractual obligations maturing as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt*	$2,455,554	$512,240	$664,834	$209,754	$1,068,726
Operating leases	149,988	23,083	42,139	30,061	54,705
Time deposits	3,900,944	2,748,266	711,772	440,021	885

Total Contractual Obligations	$6,506,486	$3,283,589	$1,418,745	$679,836	$1,124,316

*	Includes current maturity of long-term debt reported in short-term borrowings.

Junior subordinated debentures in the amount of $70 million are subject to redemption by BancGroup, in whole or part any time after January 29, 2007 until maturity in January 2027. Junior subordinated debentures in the amount of $100 million are subject to redemption by BancGroup, in whole or part any time after April 1, 2007 until maturity in April 2032. Junior subordinated debentures in the amount of $100 million are subject to redemption by BancGroup, in whole or part any time after October 1, 2008 until maturity in October 2033.

A schedule of significant commitments at December 31, 2003 follows:

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less than 1 Year	Over 1 Year
	(In thousands)
Loan commitments.	$3,960,455	$2,903,250	$1,057,205
Standby letters of credit	182,099	97,791	84,308
Commercial letters of credit	737	737	—
Credit card guarantees	6,755	—	6,755

Total Commercial Commitments	$4,150,046	$3,001,778	$1,148,268

The $1.06 billion in loan commitments with maturities over one year is 9.1% of total outstanding loans. Less than 9% of these commitments (0.8% of total loans) are unsecured.

Further discussion of these commitments is included in Note 7 to the consolidated financial statements.

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s dividend payout ratio target range is 35-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting this criteria. Higher capital ratios may be required for any bank holding companies if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 2003 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangible assets plus trust preferred securities) (1)	$1,173,709
Tier II capital:
Allowable loan loss reserve	138,549
Subordinated debt	256,180
45% of net unrealized gains on available for sale equity securities	9

Total Capital	$1,568,447

Risk-Adjusted Assets	$12,556,981
Quarterly average assets (excluding intangible assets and unrealized gains/losses on securities available for sale)	$15,642,917

	December 31, 2003	December 31, 2002
Tier I Leverage Ratio	7.50%	6.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.35%	7.76%
Total Capital Ratio	12.49%	10.93%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

BancGroup has increased capital gradually through normal earnings retention as well as through stock registrations to capitalize acquisitions. The increases in the risk adjusted Tier I ratios shown above are primarily due to the issuance of $100 million in trust preferred securities in 2003. These securities provide additional flexibility for liquidity, capital management and growth.

The Basel Committee on Banking Supervision, consisting of central bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from BancGroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by mid-2004 and implement a new framework to begin in 2007. The U.S. banking regulators published notices and requests for comment in late 2003 for the proposed implementation of the new Basel Capital Accord in the United States. BancGroup is currently assessing the potential impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

Regulatory Restrictions

As noted previously, dividends payable by national banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

Colonial Bank is also required by law to maintain noninterest bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2003, these deposits were not material to BancGroup’s funding requirements.

Factors That May Affect Future Results

Our annual report to our stockholders and our Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	inability of BancGroup to realize elements of its strategic plans for 2004 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

Many of these factors are beyond our control. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of BancGroup. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. BancGroup undertakes no obligation to update or revise any forward-looking statements.

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

Our business and earnings are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which impact our net interest margin, and can materially affect the value of financial instruments we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict or anticipate.

The financial services industry is highly competitive.

We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a relatively new type of financial services company called a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. A number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal agencies.

The holding company, its subsidiary bank and certain nonbank subsidiaries are heavily regulated by federal agencies. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulator agencies and damage to our reputation. For more information, refer to discussions of regulatory considerations contained in Item 1 – Business and Note 16, Regulatory Matters and Restrictions.

Future legislation could change our competitive position.

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financials statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or that are materially misleading.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Company Factors

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, or our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not successfully introduce new products and services, achieve market acceptance of our products and services, and/or develop and maintain loyal customers.

The holding company relies on dividends from its subsidiaries for most of its revenue.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Payment of Dividends and Other Restrictions” in Item 1 and Note 16, Regulatory Matters and Restrictions.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1, Summary of Significant Accounting and Reporting Policies, to the Consolidated Financial Statements describes our significant accounting policies.

We have identified two accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

These critical accounting policies relate to: (1) allowance for loan losses, and (2) goodwill impairment analysis. Because of the inherent uncertainty of estimates about these matters, we cannot provide any assurance that the Company will not:

•	Experience results significantly different from those expected at the time of accounting for acquisitions;

•	Significantly increase its allowance for loan losses and/or sustain loan losses that are significantly higher than the amount reserved;

•	Significantly revise its estimates regarding the amount and timing of recognition of tax liabilities and assets.

For	more information, refer in this report to “Critical Accounting Policies.”

We have businesses other than banking.

We are a diversified financial services company. In addition to banking, we provide insurance, investments and mortgages. Although we believe our diversity helps mitigate the impact to the Company when downturns affect any one segment of our industry, it also means that our earnings could be subject to different risks and uncertainties. We discuss one example below.

Mortgage Warehouse & Retail Mortgage Banking

The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact the Company’s mortgage related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although the Company uses models to assess the impact of interest rates on mortgage related revenues, the estimates of net income produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience.

We have an active acquisition program.

We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of future acquisitions. We typically do not comment publicly on a possible acquisition or business combination until we have signed a definitive agreement for the transaction.

Our ability to successfully complete an acquisition generally is subject to regulatory approval, and we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to divest banks or branches as a condition to receiving regulatory approval.

Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative impact of any divestitures required by regulatory authorities in connection with acquisitions or business combinations may be greater than expected.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense. We may not be able to hire people or to keep them.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

•	actual or anticipated variations in our quarterly operating results;

•	recommendations by securities analysts;

•	new technology used, or services offered, by our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate our acquisitions or realize anticipated benefits from our acquisitions;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause our stock price to decrease regardless of our operating results.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

This information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

REPORT OF INDEPENDENT AUDITORS

To	The Board of Directors and Shareholders
The	Colonial BancGroup, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Montgomery,	Alabama
February	20, 2004

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$329,152	$381,549
Interest bearing deposits in banks and federal funds sold	16,565	37,872
Securities available for sale	3,100,321	2,618,129
Investment securities (market value: 2003, $11,006; 2002, $20,972)	10,387	20,006
Mortgage loans held for sale	378,324	347,101
Loans, net of unearned income	11,588,895	11,692,430
Less:
Allowance for loan losses	(138,549)	(135,265)

Loans, net	11,450,346	11,557,165
Premises and equipment, net	246,170	231,574
Goodwill	253,476	225,677
Other intangible assets, net	28,714	31,471
Other real estate owned	17,821	20,602
Accrued interest and other assets	442,026	351,209

Total	$16,273,302	$15,822,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$2,021,901	$1,734,321
Interest bearing demand	3,314,328	2,704,479
Savings	531,419	511,643
Time	3,900,944	4,369,292

Total deposits	9,768,592	9,319,735
FHLB short-term borrowings	1,162,240	690,968
Other short-term borrowings	2,149,400	2,664,710
Subordinated debt	278,428	283,317
Trust preferred securities	—	197,878
Junior subordinated debt	299,917	—
FHLB long-term debt	1,064,969	1,517,339
Repurchase agreement	300,000	—
Accrued expenses and other liabilities	71,451	76,972

Total liabilities	15,094,997	14,750,919
Commitments and contingencies (Notes 7, 16, 19)

Shareholders’ equity
Common Stock, $2.50 par value; 200,000,000 shares authorized; 126,974,668 and 123,700,015 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	317,437	309,250
Additional paid in capital	237,134	200,886
Retained earnings	625,326	545,223
Unearned compensation	(1,134)	(2,778)
Accumulated other comprehensive (loss) income, net of taxes	(458)	18,855

Total shareholders’ equity	1,178,305	1,071,436

Total	$16,273,302	$15,822,355

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$667,691	$670,218	$793,841
Interest and dividends on securities:
Taxable	103,027	102,281	94,291
Nontaxable	3,997	4,968	5,512
Dividends	5,460	5,004	5,903
Interest on federal funds sold and other short-term investments	633	960	2,620

Total interest income	780,808	783,431	902,167

Interest Expense:
Interest on deposits	139,695	185,520	323,499
Interest on short-term borrowings	37,429	37,430	66,471
Interest on long-term debt	97,041	99,311	90,268

Total interest expense	274,165	322,261	480,238

Net Interest Income	506,643	461,170	421,929
Provisions for loan losses	37,378	35,980	39,573

Net Interest Income After Provision for Loan Losses	469,265	425,190	382,356

Noninterest Income:
Service charges on deposit accounts	53,614	44,941	42,032
Financial planning services	15,112	11,052	8,670
Electronic banking	10,186	8,257	6,918
Mortgage origination	17,233	14,004	8,287
Securities gains, net	4,813	5,701	8,701
Other income	26,491	18,377	19,101

Total noninterest income	127,449	102,332	93,709

Noninterest Expense:
Salaries and employee benefits	196,149	164,235	144,684
Occupancy expense of bank premises, net	44,999	39,416	35,036
Furniture and equipment expenses	37,264	31,048	29,671
Amortization of intangible assets	4,385	2,813	6,251
Merger related expenses	271	874	3,049
Other expenses	86,483	74,393	65,477

Total noninterest expense	369,551	312,779	284,168

Income from continuing operations before income taxes	227,163	214,743	191,897
Applicable income taxes	77,236	73,872	69,181

Income from Continuing Operations	149,927	140,871	122,716
Discontinued Operations:
Loss from discontinued operations, net of income taxes of $(445) and $(371) for the year ended December 31, 2002 and 2001, respectively	—	(846)	(613)

Net Income	$149,927	$140,025	$122,103

Earnings per share—Income from continuing operations:
Basic	$1.20	$1.18	$1.07
Diluted	1.20	1.17	1.06
Earnings per share—Net income:
Basic	$1.20	$1.17	$1.06
Diluted	1.20	1.16	1.06
Average number of shares outstanding:
Basic	124,615	119,583	114,811
Diluted	125,289	120,648	115,881

See Notes to Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net income	$149,927	$140,025	$122,103
Other comprehensive income, net of taxes:
Unrealized (losses) gains on securities available for sale arising during the period, net of income taxes of $(8,389), $6,694, and $11,494 in 2003, 2002, and 2001, respectively	(16,136)	12,909	21,056
Less: reclassification adjustment for net gains included in net income, net of income taxes of $1,636, $1,967, and $3,132 in 2003, 2002, and 2001, respectively	(3,177)	(3,734)	(5,569)

Comprehensive income	$130,614	$149,200	$137,590

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002, and 2001

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2000	114,668,279	$286,671	$123,272	$(26,467)	$399,972	$(2,541)	$(5,807)	$775,100
Shares issued under:
Directors Plan			41	1,167				1,208
Stock Option Plans	167,597	419	737	1,526				2,682
Stock Bonus Plan	(21,975)	(55)	975	1,545		(618)		1,847
Employee Stock Purchase Plan	6,879	17	163	248				428
Issuance of common stock by pooled banks prior to merger	334,440	836	761					1,597
Purchase of treasury stock				(8,773)				(8,773)
Sale of treasury stock			2,010	5,342				7,352
Issuance of shares for business combination			(25,412)	25,412				—
Net income					122,103			122,103
Cash dividends ($.48 per share)					(53,634)			(53,634)
Cash dividends by pooled banks prior to merger					(1,278)			(1,278)
Conversion of 7½% convertible debt	88,965	222	433					655
Change in unrealized gain on securities available for sale, net of taxes							15,487	15,487

Balance, December 31, 2001	115,244,185	288,110	102,980	—	467,163	(3,159)	9,680	864,774
Shares issued under:
Directors Plan	86,638	217	709					926
Stock Option Plans	211,126	528	1,793					2,321
Stock Bonus Plan	48,880	122	780			381		1,283
Employee Stock Purchase Plan	32,820	82	365					447
Issuance of shares for business combinations	8,016,376	20,041	93,989	40,501				154,531
Purchase of treasury stock				(40,501)				(40,501)
Net income					140,025			140,025
Cash dividends ($.52 per share)					(61,965)			(61,965)
Conversion of 7½% convertible debt	59,990	150	270					420
Change in unrealized gain on securities available for sale, net of taxes							9,175	9,175

Balance, December 31, 2002	123,700,015	309,250	200,886	—	545,223	(2,778)	18,855	1,071,436

Shares issued under:
Directors Plan	63,945	160	733					893
Stock Option Plans	385,348	963	3,203					4,166
Stock Bonus Plan	(33,270)	(83)	(614)			1,644		947
Employee Stock Purchase Plan	34,890	87	389					476
Issuance of shares for business combination	2,399,852	6,000	30,574					36,574
Net income					149,927			149,927
Cash dividends ($.56 per share)					(69,824)			(69,824)
Conversion of 7½% convertible debt	328,245	821	1,477					2,298
Conversion of 7% convertible debt	95,643	239	486					725
Change in unrealized loss on securities available for sale, net of taxes							(19,313)	(19,313)

Balance, December 31, 2003	126,974,668	$317,437	$237,134	$—	$625,326	$(1,134)	$(458)	$1,178,305

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$149,927	$140,025	$122,103
Adjustments to reconcile net income:
Depreciation, amortization and accretion	16,510	18,803	27,853
Provision for loan loss	37,378	35,980	39,573
Deferred taxes	(555)	892	531
Gain on sale of securities, net	(4,813)	(5,701)	(8,701)
Net increase in mortgage loans held for sale	(31,223)	(311,648)	(25,587)
Decrease in interest and other receivables	23,375	19,445	822
Decrease (increase) in prepaids	(6,874)	(4,132)	2,163
Increase in other assets	(9,406)	(17,320)	(3,582)
Decrease in accrued expenses & accounts payable	(5,841)	(42,344)	(6,878)
Increase (decrease) in accrued income taxes	387	—	(83)
Decrease in interest payable	(6,784)	(7,130)	(18,830)
Other, net	1,926	2,231	4,457

Total adjustments	14,080	(310,924)	11,738

Net cash provided by (used in) operating activities	164,007	(170,899)	133,841

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	1,230,361	1,212,521	541,185
Proceeds from sales of securities available for sale	1,010,745	287,431	521,756
Purchase of securities available for sale	(2,746,098)	(2,197,181)	(1,416,558)
Proceeds from maturities of investment securities	9,872	10,205	23,418
Purchase of investment securities	—	(108)	—
Net decrease (increase) in loans	212,076	(779,985)	(656,931)
Purchase of bank owned life insurance	(80,000)	—	(20,000)
Cash received in bank acquisitions	11,238	56,541	249,240
Capital expenditures	(46,060)	(67,659)	(29,056)
Proceeds from sale of other real estate owned	20,656	11,957	7,223
Proceeds from sale of premises and equipment	4,751	18,515	3,742
Investment in affiliates	(6,360)	(4,091)	(7,750)
Other, net	—	—	764

Net cash used in investing activities	(378,819)	(1,451,854)	(782,967)

Cash flows from financing activities:
Net increase (decrease) in demand, savings, and time deposits	319,586	377,239	(439,513)
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(430,337)	1,092,110	485,568
Proceeds from issuance of long-term debt	453,093	450,000	937,916
Repayment of long-term debt	(136,052)	(165,585)	(272,667)
Purchase of treasury stock	—	(40,501)	(8,773)
Proceeds from issuance of common stock	4,642	2,768	4,707
Proceeds from sale of treasury stock	—	—	7,352
Dividends paid	(69,824)	(61,965)	(54,912)

Net cash provided by financing activities	141,108	1,654,066	659,678

Net (decrease) increase in cash and cash equivalents	(73,704)	31,313	10,552
Cash and cash equivalents at beginning of year	419,421	388,108	377,556

Cash and cash equivalents at December 31	$345,717	$419,421	$388,108

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$280,950	$329,410	$499,527
Income taxes	73,000	79,010	69,181
Non-cash investing activities:
Transfer of loans to other real estate	$17,065	$16,325	$8,399
Securitization of residential real estate loans	—	—	307,000
Deconsolidation of special purpose trusts:
Recognition of the equity investments in the special purpose trusts	5,505	—	—
Non-cash financing activities:
Conversion of subordinated debentures to common stock	$3,023	$420	$655
Assets (non-cash) acquired in business combinations	179,494	786,390	159,801
Liabilities assumed in business combinations	154,158	688,400	409,041
Reissuance of treasury stock for business combinations	—	40,501	25,412
Reissuance of treasury stock for stock plans	—	—	3,319
Deconsolidation of special purpose trusts:
Removal of the special purpose trusts’ preferred securities	296,827	—	—
Recognition of the junior subordinated debts in the special purpose trusts	305,425	—	—

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

Basis of Presentation.    The consolidated financial statements and notes to consolidated financial statements include the accounts of BancGroup, those subsidiaries that are majority owned by BancGroup and over which BancGroup exercises control and variable interest entities for which BancGroup is the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents.    BancGroup considers cash and highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest bearing deposits in banks and Federal funds sold.

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

Held to maturity or investment securities are securities for which management has the ability and intent to hold until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans.    Loans are stated at face value, net of unearned income. Interest income on loans is recognized under the “interest” method except for certain installment loans where interest income is recognized under the “Rule of 78’s” (sum-of-the-months digits) method, which does not produce results significantly different from the “interest” method. Nonrefundable fees and costs associated with originating or acquiring loans are recognized as a yield adjustment over the life of the corresponding loan.

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

Management’s ongoing evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank’s past loan loss experience for pools of homogeneous loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in, or re-allocation of, the allowance.

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

Income Recognition on Impaired and Nonaccrual Loans.    Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. In addition, if a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management’s discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. While a loan is classified as

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Loans will continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

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

Goodwill and Other Intangible Assets.    Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, BancGroup adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. The standard also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment if a triggering event occurs, as described by SFAS 144. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of BancGroup’s other intangible assets have finite lives and are amortized on a straight-line basis over an 8-year period. Prior to the adoption of SFAS 142, BancGroup’s goodwill was amortized over a period up to 25 years using the straight-line method or an accelerated method, as applicable. Note 11 includes a summary of BancGroup’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.

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

Income Taxes.    BancGroup uses the asset and liability method of accounting for income taxes (See Note 24). Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

Stock-Based Compensation.    SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock option plans under the provisions in Opinion No. 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

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

The majority of the Company’s options granted in 2003, 2002 and 2001 vest ratably over a period of five years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

The Company’s actual and pro forma information follows (in thousands except per share data):

	Year Ended December 31
	2003	2002	2001
Net income:
As reported	$149,927	$140,025	$122,103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,585)	(2,043)	(2,246)

Pro forma net income	$148,342	$137,982	$119,857

Basic earnings per share:
As reported	$1.20	$1.17	$1.06
Pro forma	$1.19	$1.15	$1.04
Diluted earnings per share
As reported	$1.20	$1.16	$1.06
Pro forma	$1.18	$1.14	$1.03

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 3.76%, 4.51% and 3.66%; expected volatility of 31.0%, 32.2% and 31.3%;

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk-free interest rates of 3.18%, 3.23% and 4.47%; and expected lives of five years. The weighted average per share fair values of options granted during 2003, 2002 and 2001 were $3.50, $2.59, and $3.47, respectively.

Derivative Instruments and Hedging Activities.    The goal of BancGroup’s interest rate risk management process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are occasionally used to hedge specific assets or liabilities as a part of this overall process. BancGroup is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

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

Derivative instruments that are used as part of BancGroup’s interest rate risk management strategy consist primarily of interest rate swaps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a notional principal amount, interest rate index and maturity date.

BancGroup is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes BancGroup, and, therefore, creates a repayment risk for BancGroup unless it is collateralized. When the fair value of a derivative contract is negative, BancGroup owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are approved by ALMCO and requiring collateral when market value exceeds agreed upon level.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. BancGroup manages the market risk by using derivatives chiefly for hedging purposes and then monitoring the effectiveness of the hedges.

BancGroup’s derivatives activities are monitored by ALMCO as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. ALMCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest rate risk management and strategies.

Advertising Costs.    Advertising costs are expensed as incurred.

Securities Sold Under Agreements to Repurchase.    Securities sold under agreements to repurchase are generally accounted for as secured borrowings and are recorded at the amount of cash received in connection

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Reclassifications.    Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentations.

Recently Issued Accounting Standards.    In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions were effective for interim or annual periods ending after December 15, 2002. The recognition provisions were effective for all guarantees issued or modified subsequent to December 31, 2002. See Note 7, Financial Instruments with Off-Balance-Sheet Risk, and Note 26, Fair Value of Financial Instruments, in the Notes to Consolidated Financial Statements, for additional discussion of BancGroup’s financial guarantees as of December 31, 2003. The initial adoption of this Interpretation did not have a material impact on the financial condition or results of operations. Management does not believe the provisions will have a material impact on future operations of the Company.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities, without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Entities which previously adopted the provisions of the original Interpretation have the option of continuing to apply those provisions until the effective date of the Revised Interpretation or applying the provisions of the Revised Interpretation at an earlier date. As discussed in Note 8, Variable Interest Entities, in the Notes to the Consolidated Financial Statements, BancGroup adopted FIN 46 on July 1, 2003. The provisions of the Revised Interpretation will not change the accounting treatment applicable to BancGroup under the provisions of the original Interpretation.

In December 2003, the FASB issued a revision of SFAS No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statement are effective for fiscal years

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. See Note 18, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements, for further discussion of the Company’s defined benefit pension plan.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes should result in more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS 149 did not have a material effect on BancGroup’s financials.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) are expected to result in a more accurate description of an entity’s liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, and (2) are expected to enhance the relevance of accounting information by providing more information about an entity’s obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information should be improved by providing a portrayal of an entity’s capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. The implementation of SFAS 150 did not have a material effect on BancGroup’s financials.

On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in the Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

2.    Business Combinations

BancGroup completed the acquisition of Sarasota BanCorporation, Inc. (“Sarasota”) along with its wholly owned subsidiary bank on October 23, 2003. The results of operations for the acquisition are included in the consolidated financial statements since that date. Sarasota operated one branch office in Sarasota, Florida. This acquisition was the result of BancGroup’s ongoing effort to expand operations in high growth regions.

The cost of the acquired company was approximately $37.5 million. This cost included the issuance of 2,399,852 shares of BancGroup common stock. The market value of the stock at acquisition was $15.24 per share, representing a total market value of approximately $36.6 million. The transaction resulted in $26.0 million of goodwill and $1.5 million of core deposit intangibles, neither of which are deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$11,238
Securities available for sale	20,943
Loans, net of allowance for loan loss	127,447
Premises and equipment	312
Core deposit intangibles	1,493
Goodwill	26,041
Accrued interest and other assets	3,258

Total Assets	190,732

Liabilities:
Deposits	129,071
FHLB borrowings	14,033
Repurchase agreements	5,994
Other liabilities	5,060

Total Liabilities	154,158

Net Assets	$36,574

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations for the years ended December 31, 2003 and 2002, as if the acquisition had occurred at January 1, 2002. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition had occurred at January 1, 2002:

	2003	2002
	(unaudited)
	(In thousands, except per share amount)
Net Interest Income	$511,815	$467,212
Net Income	151,471	141,719
Basic EPS	1.20	1.16
Diluted EPS	1.19	1.15

BancGroup completed the acquisition of Mercantile Bancorp, Inc. (“Mercantile”) and Palm Beach National Holding Company (“Palm Beach”), along with their wholly owned subsidiary banks on March 28, 2002 and September 3, 2002, respectively. The results of operations for both acquisitions are included in the consolidated financial statements since those dates. Mercantile operated four branch offices in Dallas, Texas and one in Austin, Texas. Palm Beach operated eight branch offices in Palm Beach County, Florida. These acquisitions were the result of BancGroup’s ongoing effort to enhance the Company’s franchise in high growth regions.

The cost of these acquired companies was $74.9 million and $92.1 million, respectively. These costs included the issuance of 4,652,809 shares of BancGroup common stock to the shareholders of Mercantile and 6,118,967 shares, including 2,755,400 treasury shares, to the shareholders of Palm Beach. The market values of the stock at acquisition were $14.91 and $13.92 per share, representing a total market value of $69.4 million and $85.2 million, respectively.

3.    Securities

The carrying and market values of investment securities are summarized as follows:

Investment Securities

	2003				2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$131	$—	$631	$500	$133	—	$633
Federal Agency mortgage-backed securities	1,955	109	—	2,064	3,524	197	—	3,721
Federal Agency collateralized mortgage obligations	29	—	(1)	28	60	1	—	61
Obligations of state and political subdivisions	7,622	380	—	8,002	14,789	634	—	15,423
Other	281	—	—	281	1,133	1	—	1,134

Total	$10,387	$620	$(1)	$11,006	$20,006	$966	—	$20,972

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying and market values of securities available for sale are summarized as follows:

Securities Available For Sale

	2003				2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$221,950	$312	$(8,602)	$213,660	$30,585	$903	$—	$31,488
Federal Agency mortgage-backed securities	531,215	4,848	(8,888)	527,175	433,842	13,847	(63)	447,626
Federal Agency collateralized mortgage obligations	1,451,726	9,149	(6,338)	1,454,537	1,321,772	12,247	(1,580)	1,332,439
Private collateralized mortgage obligations	687,409	4,306	(1,367)	690,348	486,312	1,028	(1,800)	485,540
Obligations of state and political subdivisions	66,281	4,017	—	70,298	78,746	4,658	(6)	83,398
Other	142,302	2,001	—	144,303	238,096	5,889	(6,347)	237,638

Total	$3,100,883	$24,633	$(25,195)	$3,100,321	$2,589,353	$38,572	$(9,796)	$2,618,129

The market values are based upon quotes from third-party pricing services.

Included within securities available for sale are $130,434,400 and $130,224,600 in Federal Home Loan Bank and Federal Reserve stock at December 31, 2003 and 2002, respectively. Securities with a carrying value of approximately $2,370,243,000 and $2,165,459,000 at December 31, 2003 and 2002, respectively, were pledged for various purposes as required or permitted by law.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains of $9,203,000, $6,206,000 and $9,034,000 and gross losses of $4,390,000, $505,000 and $333,000 were realized on sales of securities for 2003, 2002 and 2001, respectively.

The amortized cost and market value of debt securities at December 31, 2003, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Investment Securities		Securities Available For Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
2003
Due in one year or less	$2,675	$2,706	$10,507	$10,716
Due after one year through five years	3,188	3,371	68,417	71,546
Due after five years through ten years	1,578	1,697	165,426	159,017
Due after ten years	962	1,140	55,074	54,250

Total	8,403	8,914	299,424	295,529
Federal Agency mortgage-backed securities	1,955	2,064	531,215	527,175
Federal Agency collateralized mortgage obligations	29	28	1,451,726	1,454,537
Private collateralized mortgage obligations	—	—	687,409	690,348
Equity securities	—	—	131,109	132,732

Total	$10,387	$11,006	$3,100,883	$3,100,321

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. government agencies	$191,825	$(8,602)	—	—	$191,825	$(8,602)
Federal agency mortgage backed securities	272,509	(8,888)	—	—	272,509	(8,888)
Federal agency collateralized mortgage obligations	502,958	(6,339)	—	—	502,958	(6,339)
Private collateralized mortgage obligations	197,333	(1,367)	—	—	197,333	(1,367)

Subtotal, debt securities	$1,164,625	$(25,196)	—	—	$1,164,625	$(25,196)

Total temporarily impaired securities	$1,164,625	$(25,196)	—	—	$1,164,625	$(25,196)

The securities above consist of government agency debentures, agency collateralized mortgage obligations (CMO’s) and mortgage-backed securities, and AAA-rated private CMO’s. As of December 31, 2003, there were 51 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

4.    Loans

A summary of loans follows:

	2003	2002
	(In thousands)
Commercial, financial and agricultural	$1,037,782	$1,161,394
Real estate-commercial	4,144,143	3,770,095
Real estate-construction	3,138,671	2,821,631
Real estate-residential	1,982,239	1,937,572
Installment and consumer	216,481	237,293
Mortgage Warehouse	982,488	1,671,149
Other	87,107	93,358

Subtotal	11,588,911	11,692,492
Unearned income	(16)	(62)

Total	$11,588,895	$11,692,430

BancGroup’s lending is concentrated in Alabama, Florida, Georgia, Nevada and Texas and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits, either geographically or by borrower, which would increase BancGroup’s risk exposure. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for loan losses. Other than concentrations of credit risk in commercial, residential and construction real estate loans, management is not aware of any significant concentrations.

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

Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 85% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 16.1% of its total commercial real estate loan portfolio concentrated in any of the above-mentioned income producing activities.

Residential Real Estate loans consist of loans made to finance one-to-four family residences and home equity loans on residences. Generally, BancGroup may loan up to 90% of appraised value on these loans without other collateral or security. These loans are largely made up of adjustable rate loans. The principal risks associated with one-to-four family residential loans are the borrowers’ income and real estate values.

Real Estate Construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. Loan-to-value ratios for these loans typically do not exceed 80%. The principal risks

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with these loans are related to the borrowers’ ability to complete the project, local market demand, the sales market, presales or preleasing, and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates, permanent loan take-out commitments, as well as other factors in underwriting construction loans.

In 1998, BancGroup established a mortgage warehouse lending department. This department provides lines of credit collateralized by residential mortgage loans to mortgage companies, predominately in the Southeast. Warehouse loans outstanding at December 31, 2003 and 2002 were $982.5 million and $1.7 billion, respectively.

BancGroup’s international banking department engages in the issuance and confirmation of letters of credit with U.S. based customers as well as with correspondent banks in Latin America. Funded exposures at December 31, 2003 and 2002 totaled approximately $15 million and $16 million, respectively. Total exposures (funded and unfunded) at December 31, 2003 and 2002 totaled $24 million and $63 million, respectively. BancGroup’s funded exposure in Argentina was $8.2 million of which 93% was current and on repayment terms at December 31, 2003. However, due to the immaterial balance of these loans and lines of credit in relation to total loans, these amounts are not disclosed in the table(s) separately.

BancGroup evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses, land, and owner-occupied commercial real estate, and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2003.

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2003 are summarized as follows:

Balance 1/1/03	Additions	Reductions	Balance 12/31/03
(In thousands)
$32,717	$12,270	$15,235	$29,752

At December 31, 2003 and 2002, the recorded investment in impaired loans was approximately $59,897,000 and $70,247,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans for 2003 and 2002 was $15,588,000 and $17,604,000, respectively. At December 31, 2003, impaired loans with an associated allowance totaled $36,318,000, while $23,579,000 of impaired loans had no related allowance. At December 31, 2002, impaired loans with an associated allowance totaled $30,601,000, while $39,646,000 of impaired loans had no related allowance. The average recorded investment in impaired loans was approximately $64,501,000, $47,881,000 and $47,728,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2003, 2002 or 2001.

BancGroup uses several factors in determining if a loan is impaired. Generally, nonaccrual loans as well as loans classified as substandard with balances in excess of a specified amount are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships, and include the accumulation of related data. This data includes loan payment status, borrower’s financial data, collateral value and borrower’s operating factors such as cash flows, operating income or loss.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, the recorded investment in nonaccrual loans was approximately $57,342,000 and $70,282,000, respectively. At December 31, 2003 and 2002, the recorded investment in loans past due 90 days or more and still accruing was approximately $10,802,000 and $21,693,000, respectively.

During 2001, as a part of its normal asset/liability management BancGroup securitized $307 million of its single-family real estate loans with the Federal Home Loan Mortgage Corporation (“FHLMC”), a government sponsored agency. The Company received 100% of the securities backed by mortgage loans, which are guaranteed by FHLMC and did not account for the securitization as a sales transaction. At December 31, 2003 $14.2 million of these mortgage-backed securities remain in the available for sale securities portfolio and are therefore carried at fair value based on quoted market prices. As it relates to interest rate sensitivity, the fair value of these retained mortgage-backed securities would be expected to react consistently with the other mortgage-backed securities held in BancGroup’s securities portfolio. The Company continues to retain servicing rights for the related mortgage loans. The related servicing asset was not recorded, as the amount was immaterial.

Loans with a carrying value of approximately $7,219,504,000 and $6,836,310,000 at December 31, 2003 and 2002, respectively, were pledged as collateral for credit facilities.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2003 and 2002:

	2003			2002
	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses
	(In thousands)
Total residential real estate loans managed or securitized	$2,433,856	$10,261	$4,965	$2,429,482	$11,566	$4,657
Less:
Loans securitized	73,293	258	—	144,809	263	—
Loans held for sale	378,324	—	—	347,101	—	—

Total residential real estate loans held for investment	$1,982,239	$10,003	$4,965	$1,937,572	$11,303	$4,657
Fair value of retained mortgage-backed securities	$15,096			$26,588

5.    Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2003	2002	2001
	(In thousands)
Balance, January 1	$135,265	$122,200	$110,055
Addition due to acquisitions	1,377	7,834	1,296
Provision charged to income	37,378	35,980	39,573
Loans charged off	(41,427)	(35,634)	(32,729)
Recoveries	5,956	4,885	4,005

Balance, December 31	$138,549	$135,265	$122,200

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Discontinued Operations

In July 2000, BancGroup announced its definitive plans to exit the mortgage servicing business. BancGroup recorded a loss on disposal of the discontinued operation of $4.3 million after tax. The results of the mortgage servicing business have been classified as discontinued operations in the accompanying financial statements. Loss from discontinued operations, net of income taxes, for the years ended December 31, 2003, 2002 and 2001 were approximately $0, $846,000 and $613,000, respectively. These amounts consist primarily of revisions to the estimate of the cost to complete the disposition of the business, which involve costs associated with the delivery of documents and the related indemnifications.

7.    Financial Instruments with Off-Balance Sheet Risk

BancGroup is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to BancGroup’s credit policies. Credit risk associated with these instruments is represented by the contractual amounts indicated in the table below.

	Contract Amount
	2003	2002
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$3,960,455	$3,612,348
Standby letters of credit	182,099	212,925
Commercial letters of credit	737	4,335
Credit card guarantees	6,755	5,562

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

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2002, these commitments were not reflected on the consolidated balance sheet. However, as discussed in Note 1, Summary of Significant Accounting and Reporting Policies, in the Notes to Consolidated Financial Statements, FIN 45 required the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of December 31, 2003 was not material to the Company’s consolidated balance sheet. At December 31, 2003, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than 16 years. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $182 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial letters of credit are issued to facilitate trade transactions. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments.

Credit card guarantees are issued by Colonial Bank to guarantee customers’ repayment of outstanding credit card loans. The guarantees remain in effect for the life of the related credit card accounts. The Company holds interest bearing deposits as collateral supporting those guarantees for which collateral is deemed necessary. Since the conditions requiring the Company to honor these guarantees may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments.

8.    Variable Interest Entities

BancGroup adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003. A revision of FIN 46 was issued by the FASB in December 2003; however, the provisions of the revised Interpretation will not change the accounting treatment applicable to BancGroup under the provisions of the original Interpretation. As a result of adopting FIN 46, BancGroup deconsolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. The trusts were previously consolidated because they are controlled by BancGroup through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize BancGroup’s junior subordinated debt obligations to the special purpose trusts; and 3) to recognize BancGroup’s equity investments in the common stock of the special purpose trusts. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation. Those equity investments, totaling $8.6 million, represent BancGroup’s maximum exposure to loss as a result of its involvement with the special purpose trusts. The adoption of this Interpretation had no impact on BancGroup’s net income or earnings per share. BancGroup’s other variable interest entity investments, which are not significant to operations, involving real estate joint ventures and low-income housing credits were examined under the requirements of FIN 46; however, no changes in their accounting treatment were required. The following is a summary of the impact of the adoption of FIN 46.

Adjustments for FIN 46
(In thousands)
Accrued interest and other assets	$8,598
Trust preferred securities	(296,827)
Junior subordinated debentures	305,425

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies.

Fair Value Hedges:

At December 31, 2003, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s and a fixed rate loan, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding fixed rate long-term debt, brokered CD’s and fixed rate loan. All components of each interest rate swap’s gain or loss are included in the assessment of hedge effectiveness. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the years ended December 31, 2003 and 2002. The related balances of all interest rate swaps as of December 31, 2003 and 2002 are shown below:

December 31, 2003

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swap	$270,000	$13,319	Fixed Rate Junior Subordinated Debt
Interest rate swap	250,000	20,704	Fixed Rate Long-Term Debt
Interest rate swap	60,000	(54)	Fixed Rate Brokered CD’s
Interest rate swap	2,333	(150)	Fixed Rate Commercial Loans

December 31, 2002

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swap	$170,000	$19,878	Fixed Rate Trust Preferred Security
Interest rate swap	150,000	23,499	Fixed Rate Long-Term Debt
Interest rate swap	11,062	(1,007)	Fixed Rate Commercial Loans

See Note 1, Summary of Significant Accounting and Reporting Policies, and Note 14, Long-Term Borrowings, for further information regarding these hedging transactions.

Commitments to Originate and Sell Mortgage Loans:

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, BancGroup enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS 133 and are recorded at their respective fair values, which are essentially equal and offsetting. The notional amounts and approximate fair values of these mortgage loan origination commitments and the related forward sales commitments are $20.8 million and $311,000, respectively, at December 31, 2003.

BancGroup has also executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as Mortgage Loans Held for Sale. The

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. Forward sales commitments function as an economic hedge and mitigate BancGroup’s market risk on the retail mortgage loans and the short-term participations in loans. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at December 31, 2003 were $19.9 million and $358.4 million, respectively. Because the Mortgage Loans Held for Sale and the sales commitments are in place for such a short term, the market values have been determined to be immaterial.

Options:

BancGroup from time to time entered into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of December 31, 2003 or 2002.

10.    Premises and Equipment

Premises and equipment are summarized as follows:

	2003	2002
	(In thousands)
Land	$61,455	$58,616
Bank premises	145,013	133,851
Equipment	116,463	121,934
Leasehold improvements	34,792	33,677
Construction in progress	25,413	11,935
Automobiles and airplane	24,827	24,864

Total	407,963	384,877

Less accumulated depreciation and amortization	(161,793)	(153,303)

Premises and equipment, net	$246,170	$231,574

Depreciation expense for premises and equipment amounted to $25,234,000 in 2003, $24,767,000 in 2002 and $26,249,000 in 2001.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 on January 1, 2002, BancGroup ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001. The following table shows the pro forma effect of applying SFAS 142 to the 2001 period (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002	2001
Reported net income	$149,927	$140,025	$122,103
Goodwill amortization, net of tax	—	—	5,672

Adjusted net income	$149,927	$140,025	$127,775

Reported basic earnings per share	$1.20	$1.17	$1.06
Goodwill amortization, net of tax	—	—	0.05

Adjusted basic earnings per share	$1.20	$1.17	$1.11

Reported diluted earnings per share	$1.20	$1.16	$1.06
Goodwill amortization, net of tax	—	—	0.05

Adjusted diluted earnings per share	$1.20	$1.16	$1.11

A summary of goodwill by line of business follows (in thousands):

	December 31, 2002	Goodwill acquired	Impairment Losses	December 31, 2003
Commercial Banking	$216,028	$27,799	—	$243,827
Parent and other	9,649	—	—	9,649

Total	$225,677	$27,799	—	$253,476

Goodwill acquired during 2003 is primarily related to Sarasota Bank acquisition and is further discussed in Note 2.

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Amortizable intangible assets at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Core deposits
Gross carrying amount	$35,351	$34,600
Less: accumulated amortization	(7,053)	(3,483)

Net carrying amount	28,298	31,117

Other intangibles
Gross carrying amount	587	425
Less: accumulated amortization	(171)	(71)

Net carrying amount	416	354

Total finite-lived intangibles
Gross carrying amount	35,938	35,025
Less: accumulated amortization	(7,224)	(3,554)

Net carrying amount	$28,714	$31,471

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense on finite-lived intangible assets totaled $4,385,000, $2,813,000, and $144,000 for 2003, 2002, and 2001, respectively. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be approximately $4.5 million for years ended December 31, 2004 through 2008.

12.    Time Deposits

Certificates of deposit of less than $100,000 totaled $2.0 billion at December 31, 2003, while certificates of deposit of $100,000 or more totaled $1.5 billion. Other time deposits, which consist primarily of IRA’s, totaled $0.4 billion. At December 31, 2003, the scheduled maturities of time deposits were as follows:

(In thousands)
2004	$2,748,266
2005	549,178
2006	162,594
2007	267,802
2008	172,219
Thereafter	885

Total	$3,900,944

13.    Short-Term Borrowings

Short-term borrowings are summarized as follows:

	2003	2002	2001
	(In thousands)
FHLB borrowings	$650,000	$555,000	$50,000
Federal funds purchased	1,150,505	1,278,378	1,412,521
Repurchase agreements (retail)	547,895	582,381	541,816
Repurchase agreements (wholesale)	451,000	700,823	109,000
Commercial paper	—	15,065	—
Current maturity of long-term debt (primarily FHLB borrowings)	512,240	224,031	14,796

Total Short-Term Borrowings	$3,311,640	$3,355,678	$2,128,133

BancGroup is a member of the Federal Home Loan Bank (“FHLB”). At December 31, 2003 and 2002, BancGroup had borrowings of $2.2 billion outstanding of which $1.1 billion and $1.5 billion, respectively, are included in long-term debt. The remaining $1.1 billion and $690 million were included in short-term borrowings at each year-end. FHLB credit availability at December 31, 2003 was $638 million based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit, and second mortgage loans, along with specified mortgage-backed securities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Long-Term Borrowings

Long-term debt is summarized as follows:

	2003	2002
	(In thousands)
7 1/2% Convertible subordinated debentures	$—	$2,375
7% Convertible subordinated debentures	—	725
Variable rate subordinated debentures	7,725	7,725
Subordinated notes	270,703	272,492
Trust preferred securities	—	197,878
FHLB borrowings	1,064,969	1,517,339
Junior subordinated debt	299,917	—
Repurchase agreements (wholesale)	300,000	—

Total	$1,943,314	$1,998,534

The 7 1/2% Convertible Subordinated Debentures due March 31, 2011 (“1986 Debentures”) issued in 1986 were convertible at any time into shares of BancGroup Common Stock, at the conversion price of $7.00 principal amount of 1986 Debentures, subject to adjustment upon the occurrence of certain events, for each share of stock received. The 1986 Debentures were redeemable at the option of BancGroup at the face amount plus accrued interest. Through a notice to security holders dated as of April 11, 2003, BancGroup announced its intention to redeem all of the then outstanding 1986 Debentures on May 15, 2003. All of such debentures were either converted into BancGroup common stock prior to May 15 or were redeemed on May 15, 2003.

The 7% Convertible Subordinated Debentures due December 31, 2004 (“1994 Debentures”), were issued by D/W Bancshares prior to being merged into BancGroup. The 1994 Debentures were convertible into BancGroup Common Stock, at the conversion price of $7.58 principal amount of the 1994 Debentures, subject to adjustment upon occurrence of certain events, for each share of stock received. All of such debentures were converted into BancGroup common stock prior to May 15, 2003.

In connection with the ASB Bancshares, Inc. acquisition, on February 5, 1998, BancGroup issued $7,725,000 of variable rate subordinated debentures due February 5, 2008 (“1998 Debentures”). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum).

On March 15, 1999, Colonial Bank issued $100 million of subordinated notes, due March 15, 2009 that qualify as Tier II capital. The notes bear interest at 8.00% and are not subject to redemption prior to maturity. In 2003 BancGroup executed two interest rate swaps on this issuance whereby BancGroup will receive fixed rates and pay floating rates, effectively converting the fixed rate notes to floating. The result of these interest rate swaps created effective floating rates of 3-month LIBOR plus 4.01% on $50 million and 3-month LIBOR plus 4.015% on $50 million. As of December 31, 2003, the effective rates were 5.167% and 5.172%, respectively. The fair market value of the swaps at December 31, 2003 was $2.0 million.

On May 23, 2001, Colonial Bank issued $150 million in 9.375% subordinated notes due June 1, 2011, for general corporate and banking purposes, that qualify as Tier II capital. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 3.28%, which as of December 31, 2003 was 4.44%. The fair market value of the swap at December 31, 2003 was $18.7 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 29, 1997, BancGroup issued, through a special purpose trust, $70 million of trust preferred securities that qualify as Tier I capital. The securities bear interest at 8.92% and are subject to redemption by BancGroup, in whole or in part at any time after January 29, 2007 until maturity in January 2027. On May 14, 2002, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 2.23%, which as of December 31, 2003 was 3.39%. The fair market value of the swap at December 31, 2003 was $4.2 million.

On March 21, 2002, BancGroup issued, through a special purpose trust, $100 million of trust preferred securities that qualify as Tier I capital. The securities bear interest at 8.32% and are subject to redemption by BancGroup, in whole or in part at any time after April 1, 2007 until maturity in April 2032. In connection with this issuance, BancGroup executed an interest rate swap whereby BancGroup will receive a fixed rate and pay a floating rate effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 1.40%, which as of December 31, 2003 was 2.56%. The fair market value of the swap at December 31, 2003 was $9.3 million.

In March 2002, BancGroup added $8 million in trust preferred securities as part of the acquisition of Mercantile that qualify as Tier I capital. The securities bear interest of 7.75% and mature in September 2032.

On September 16, 2003, BancGroup issued, through a special purpose trust, $100 million of trust preferred securities that qualify as Tier I capital. The securities bear interest at 7.875% and are subject to redemption by BancGroup, in whole or in part at any time after October 1, 2008 until maturity in October 2033. In connection with this issuance, BancGroup executed three different interest rate swaps whereby BancGroup will receive a fixed rate and pay a floating rate effectively converting the fixed rate notes to floating. The result of these interest rate swaps created effective floating rates of 3-month LIBOR plus 1.995% on $30 million, 3-month LIBOR plus 2.0875% on $35 million, and 3-month LIBOR plus 1.9975% on $35 million. As of December 31, 2003, the effective rates were 3.152%, 3.245%, and 3.155%, respectively. The total fair market value of the swaps at December 31, 2003 was ($146) thousand.

Due to BancGroup’s adoption of FIN 46 on July 1, 2003, all of its trust preferred securities were deconsolidated (refer to Note 8 for further information). As a result, the trust preferred securities are no longer reflected on BancGroup’s consolidated statement of condition, and instead it now reflects the junior subordinated debt that was issued to the special purpose trusts. The junior subordinated debt has the same terms as the trust preferred securities.

The subordinated debentures, notes, trust preferred securities and junior subordinated debt described above are subordinate to substantially all remaining liabilities of BancGroup.

BancGroup had long-term FHLB Borrowings outstanding of $1.1 billion and $1.5 billion at December 31, 2003 and 2002, respectively. These borrowings bear interest rates of 1.16% to 7.53% and mature from 2004 to 2013.

On August 6, 2003, BancGroup entered into a three year security repurchase agreement in the amount of $300 million. The arrangement bears interest at a rate that resets monthly and equals the 10-year CMS rate minus 3.14%, which as of December 31, 2003 was 1.65%.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, long-term debt, including the current portion, is scheduled to mature as follows:

	Parent Only	Consolidated BancGroup
	(In thousands)
2004	$—	$512,240
2005	—	161,334
2006	—	503,500
2007	—	100,000
2008	7,725	109,754
Thereafter	299,917	1,068,726

Total	$307,642	$2,455,554

15.    Capital Stock

In addition to the authorized BancGroup common stock currently outstanding, the Board of Directors is authorized to issue shares of the preference stock in one or more series, and in connection with such issuance, to establish the relative rights, preferences, and limitations of each such series. Shareholders of BancGroup may not act by written consent or call special meetings.

16.    Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $184 million of retained earnings plus certain 2004 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2004 without prior approval from the respective regulatory authorities.

Colonial Bank is required by law to maintain noninterest bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2003, these deposits were not material to BancGroup’s funding requirements.

BancGroup and Colonial Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on BancGroup’s financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BancGroup and Colonial Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BancGroup’s and Colonial Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” BancGroup and Colonial Bank must maintain minimum total risk-based,

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BancGroup’s category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

	Actual		For Capital Adequacy Purposes Amount	Ratio			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)					Amount	Ratio
	(In thousands)
As of December 31, 2003
Total Capital (to risk weighted assets)
Consolidated	$1,568,447	12.49%	$1,004,558	≥	8.0%
Colonial Bank	1,481,103	11.83	1,001,206	≥	8.0		$1,251,508	≥	10.0%
Tier I Capital (to risk weighted assets)
Consolidated	1,173,709	9.35	502,279	≥	4.0
Colonial Bank	1,092,544	8.73	500,603	≥	4.0		750,905	≥	6.0
Tier I Capital (to average assets)
Consolidated	1,173,709	7.50	643,184	≥	4.0	(2)
Colonial Bank	1,092,544	7.01	640,359	≥	4.0	(2)	800,449	≥	5.0
As of December 31, 2002
Total Capital (to risk weighted assets)
Consolidated	$1,368,822	10.93%	$1,002,106	≥	8.0%
Colonial Bank	1,319,827	10.56	999,991	≥	8.0		$1,249,988	≥	10.0%
Tier I Capital (to risk weighted assets)
Consolidated	972,565	7.76	501,053	≥	4.0
Colonial Bank	934,395	7.48	499,995	≥	4.0		749,993	≥	6.0
Tier I Capital (to average assets)
Consolidated	972,565	6.50	619,786	≥	4.0	(2)
Colonial Bank	934,395	6.04	618,370	≥	4.0	(2)	772,963	≥	5.0

(1)	These ratios are subject to regulatory review
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average assets, excluding intangible assets and unrealized gains/losses on securities available for sale. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

17.    Leases

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2003 were as follows:

(In thousands)
2004	$23,083
2005	22,281
2006	19,858
2007	15,652
2008	14,409
Thereafter	54,705

Total	$149,988

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for all leases amounted to $23,998,000 in 2003, $23,340,000 in 2002 and $19,317,000 in 2001.

18.    Employee Benefit Plans

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. BancGroup’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the frozen entry age actuarial method. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31.

Employee pension benefit plan status at December 31:

	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$40,170	$32,546
Service cost	4,455	3,304
Interest cost	3,199	2,554
Actuarial loss	7,875	2,727
Benefits paid	(973)	(961)

Benefit obligation at December 31	54,726	40,170

Change in plan assets:
Fair value of plan assets at January 1	23,999	23,571
Actual return on plan assets	5,139	(2,587)
Employer contributions	18,536	3,976
Benefits paid	(973)	(961)

Fair value of plan assets at December 31	46,701	23,999

Funded status at December 31	(8,025)	(16,171)
Unrecognized net actuarial loss	14,526	10,388
Unamortized prior service cost	74	83
Unamortized net transition asset	(6)	(11)

Prepaid (accrued) benefit cost at December 31	$6,569	$(5,711)

	2003	2002	2001
	(In thousands)
Components of net periodic benefit cost for the year ended December 31:
Service cost	$4,455	$3,304	$3,174
Interest cost	3,199	2,554	2,291
Expected return on plan assets	(2,168)	(2,195)	(1,968)
Amortization of net transition asset	(5)	(6)	(6)
Amortization of prior service cost	9	9	5
Recognition of net actuarial loss	766	—	—

Net annual benefit cost	$6,256	$3,666	$3,496

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the plan was $41.5 million and $29.7 million at December 31, 2003 and 2002, respectively. The Company assesses its funded position quarterly.

	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31
Discount Rate	6.25%	6.75%
Rate of compensation increase	4.00	4.00

	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount Rate	6.75%	7.25%
Expected return on plan assets	8.75	9.00
Rate of compensation increase	4.00	4.25

The expected return on plan assets assumption was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. The historical returns of asset categories as weighted by the target allocation would produce an expected return of 10.04%, as follows:

	Current Allocation	15-year Annualized	Historical Return Weighted Average
U.S. equity	60%	12.21%	7.326%
International equity	10%	3.96%	0.396%
Fixed income	25%	8.37%	2.093%
Cash and cash equivalents	5%	4.57%	0.229%

Total portfolio	100%		10.044%

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, the Company projected that the funds could achieve an 8.75% net return over time from the above asset allocation strategy.

The pension plan’s weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2003	2002
Asset Category
U.S. equity	49%	57%
International equity	8%	2%
Fixed income	18%	30%
Cash and cash equivalents	25%	11%

Total	100%	100%

The cash and cash equivalents balance at the end of 2003 included a $9 million contribution that was made by BancGroup in December. This contribution was invested in securities by the plan in January 2004.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At both December 31, 2003 and 2002, plan assets included 164,520 shares of BancGroup common stock with market values of $2,849,486 (6% of total plan assets) and $1,962,724 (8% of total plan assets), respectively. Dividends paid to the plan on the BancGroup common stock totaled $92,131 during 2003.

The pension plan seeks to grow the plan assets in relation to the benefit obligations to participants and beneficiaries, while prudently managing the risk of a decrease in the plan assets relative to those liabilities. The Plan Committee and the Investment Managers maintain the fund in compliance with all applicable laws governing the operation of pension plans, including ERISA and its fiduciary standards.

The assets of the Plan are invested in a broadly diversified portfolio that includes the following asset classes in the respective allocation levels:

	Minimum	Maximum
U.S. equity	35%	75%
International equity	0%	10%
Fixed income	25%	45%
Real estate	0%	10%
Alternative investment	0%	5%
Cash	0%	10%

Colonial BancGroup common stock may be included in the U.S. equity allocation up to a maximum of 10% of the fund.

Investment managers are selected and monitored for the objective of earning a long-term total return equal to or greater than selected benchmarks over the full business cycle. The average maturity and duration of the fixed income assets are determined in consideration of the current and future benefit payment obligations of the plan.

Permitted equity investments include listed publicly traded securities of domestic and foreign corporations. Permitted fixed income securities include obligations of the U.S. government or its agencies, and U.S. and foreign issuers that are considered investment grade at time of purchase. Commingled funds may be used; those investing in global, emerging market and high yield securities are limited to 10% of the fixed income allocation.

Prohibited securities and transactions include buying of securities on margin, short selling of securities, and the buying and selling of put and call options, or securities not offered through a SEC registration. The Plan Committee may authorize buying and selling futures contracts as a hedge against portfolio loss.

BancGroup also has an incentive savings plan (the “Savings Plan”) for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of service with the Company. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of Common Stock of BancGroup. Charges to operations for this plan and similar plans of combined banks amounted to approximately $2,588,000, $1,759,000 and $1,899,000 for 2003, 2002 and 2001, respectively.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Stock Plans

The 2001 Long Term Incentive Stock Option Plan (“the LTIP”) provides for the granting of various types of incentive stock-based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. The LTIP was approved by the stockholders of BancGroup at their 2001 annual meeting. Shares authorized to be issued under the LTIP total 9,972,640 of BancGroup common stock. All options expire no more than ten years from the date of grant, or three months after an employee’s termination.

Incentive Stock Options issued under the LTIP are subject to a number of additional limitations including, but not limited to: (i) the options cannot be issued at less than the fair market value of BancGroup common stock on the date they are granted, (ii) the aggregate fair market value (determined as of the date of grant) of all shares of BancGroup common stock with respect to which such options are first exercisable by a participant in any calendar year may not exceed $100,000; and (iii) the exercise price of such options issued to any individual who owns 10% or more of the combined voting power of BancGroup may not be less than 110% of the fair market value of BancGroup common stock on the date such options are granted and such options must expire not later than five years from the date they are granted. At December 31, 2003, there were 1,530,706 incentive stock options outstanding under the LTIP.

Nonqualified stock options issued under the LTIP may be issued at an exercise price of not less than 85% of the fair market value of BancGroup common stock on the date of the grant. Stock appreciation rights issued under the LTIP must not be less than the fair market value of BancGroup common stock on the date of grant. At December 31, 2003, there were 65,044 nonqualified stock options outstanding and no stock appreciation rights issued under the LTIP.

The LTIP also provides for the grant of awards in the form of performance units. At the time of grant, performance objectives and other terms and conditions to payment of the units are established. At December 31, 2003, BancGroup has not granted any performance unit awards.

A restricted stock award under the LTIP consists of a grant of BancGroup’s common stock to the recipient subject to terms and conditions, including provisions relating to transferability and forfeiture, as determined at the time of the award. The awards typically vest over a five-year period unless they are subject to specific performance criteria. During 2003, 9,500 restricted stock awards were granted at an average market price of $17.02. At December 31, 2003, there were 49,020 restricted stock awards outstanding under the LTIP. A total of $357,159 and $174,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2003 and 2002, respectively. This plan replaces the 1992 Stock Bonus and Retention Plan discussed later. Accordingly, no compensation expense was recognized for years prior to 2002 under the LTIP Plan for Stock Bonus and Retention awards.

The LTIP also allows the grant of stock based awards in other forms and establishes the terms and conditions of the award at the time of grant. At December 31, 2003, BancGroup has not granted any other form of stock-based award.

At December 31, 2003, 8,327,870 shares remained available for the granting of options under the LTIP.

Prior to the LTIP, BancGroup used the 1992 Incentive Stock Options Plan (“the 1992 Plan”) and the 1992 Nonqualified Stock Option Plan (“the 1992 Nonqualified Plan”) to provide an incentive to certain officers, key management employees and directors. Options granted under the 1992 Plan must have been at a price not less than the fair market value of the shares at the date of grant. Options granted under the 1992 Nonqualified Plan

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

must have been at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after the employee’s termination. Both of these plans were terminated on July 1, 2001 and replaced with the LTIP noted above. As of December 31, 2003, there were 1,555,446 incentive stock options and 614,255 nonqualified stock options outstanding under the 1992 Plan and the 1992 Nonqualified Plan, respectively. Although options previously granted under the 1992 Plan and the 1992 Nonqualified Plan may still be exercised, no further options may be granted.

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

Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 2003, 2002 and 2001.

	Qualified Plans(1)		Nonqualified Plans(1)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,269,365	$9.865	778,163	$8.766

Granted (at $8.3438-$11.03 per share)	1,374,800	13.139	82,500	11.798
Exercised (at $1.54-$10.50 per share)	(498,223)	6.874	(163,004)	4.994
Cancelled (at $5.00-$18.2032 per share)	(253,108)	11.542	(2,572)	4.343

Outstanding at December 31, 2001	2,892,834	11.811	695,087	10.026

Granted (at $5.00-$14.81 per share)	615,562	12.541	55,938	11.824
Exercised (at $3.025-$12.54 per share)	(167,988)	10.997	(42,224)	7.579
Cancelled (at $4.3430-$18.1560 per share)	(247,300)	12.215	(2,164)	5.850

Outstanding at December 31, 2002	3,093,108	11.983	706,637	10.388

Granted (at $11.43-$17.28 per share)	571,500	16.239	15,000	11.580
Exercised (at $4.6250-$14.970 per share)	(350,300)	11.172	(35,048)	6.165
Cancelled (at $3.5450-$14.970 per share)	(229,156)	12.683	(6,290)	8.625

Outstanding at December 31, 2003	3,085,152	$12.115	680,299	$10.560

(1)	This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the total shares outstanding and exercisable under these option plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/03	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Aggregate Option Price	Number Exercisable At 12/31/03	Weighted Average Exercise Price	Aggregate Option Price
$3.025-$4.223	4,614	0.87	$4.1693	$19,237	4,614	$4.1693	$19,237
$4.625-$7.358	54,266	2.33	6.9786	378,703	54,266	6.9786	378,703
$8.3438-$10.50	1,006,371	4.92	10.1056	10,169,980	799,471	10.0792	8,058,031
$11.03-$12.25	1,100,100	6.96	11.6331	12,797,610	642,320	11.5896	7,444,244
$12.270-$17.280	1,600,100	8.48	13.2623	21,221,045	646,800	13.2316	8,558,221

Total	3,765,451	6.99	$11.8410	$44,586,575	2,147,471	$11.3894	$24,458,436

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (“Directors Plan”) whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2003, 2002, and 2001, respectively, 63,945, 87,765, and 119,019 shares of Common Stock were issued under the Directors Plan, representing approximately $750,000, $1,238,000, and $1,218,000 in directors’ fees for 2003, 2002, and 2001, respectively.

In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and directors by awarding Restricted Stock which shall vest either over a stated time period or based upon performance criteria. A total of $1,124,000, $969,000, and $1,353,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2003, 2002, and 2001, respectively. This plan was replaced in June 2001 with the LTIP plan discussed previously. During 2001 and 2000 the Company awarded 156,906 and 246,000 shares, respectively, under the Stock Bonus and Retention Plan having weighted average market value at grant date of $11.46 and $10.50, respectively. There were 139,097 shares outstanding under this plan at December 31, 2003.

In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 or not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan. There were 288,759 shares issued under this Plan as of December 31, 2003.

20.    Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2003 will have a materially adverse effect on BancGroup’s financial statements.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Related Parties

BancGroup and Colonial Bank lease premises, including their principal corporate offices, from companies partly owned by a principal shareholder of BancGroup. The principal corporate offices were sold to an unrelated party in June 2003. Amounts paid under these leases and agreements approximated $0.6 million, $1.8 million and $2.4 million in 2003, 2002 and 2001, respectively.

During 2003, 2002 and 2001, BancGroup and its subsidiaries paid fees of approximately $2.6 million, $2.5 million and $1.7 million, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

During 2003, BancGroup made loans to real estate joint ventures in which BancGroup owns an equity interest. BancGroup’s risk of loss associated with these entities at December 31, 2003 totaled $9.4 million.

22.    Merger Related Expenses

The Company has recognized external merger related expenses totaling $271,000, $874,000 and $3,049,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively. These costs are comprised primarily of travel, training, marketing, retention bonuses, and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies. Also included in these costs for 2001 are legal and accounting fees, and brokerage commissions.

23.    Other Expense

The following amounts were included in Other Expense:

	2003	2002	2001
	(In thousands)
FDIC and state assessments	$1,878	$1,861	$2,150
Advertising and public relations	8,319	6,964	6,093
Stationery, printing, and supplies	5,854	5,319	4,602
Telephone	9,317	8,765	6,920
Legal	7,778	6,560	5,749
Postage and courier	8,558	7,727	7,052
Insurance	3,014	1,885	1,594
Professional services	7,384	7,266	6,863
Travel	4,848	4,167	3,787
Other	29,533	23,879	20,667

Total	$86,483	$74,393	$65,477

24.    Income Taxes

The components of the provision for income taxes were as follows:

	2003	2002	2001
	(In thousands)
Currently payable
Federal	$77,531	$71,589	$67,573
State	260	946	706
Deferred	(555)	892	531

Total	$77,236	$73,427	$68,810

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is presented in the income statement as follows:

	2003	2002	2001
	(In thousands)
Continuing operations	$77,236	$73,872	$69,181
Discontinued operations	—	(445)	(371)

Total	$77,236	$73,427	$68,810

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2003	2002	2001
	(In thousands)
Tax at statutory rate on pre-tax income	$79,507	$74,708	$66,949
Add:
Amortization of goodwill	—	—	1,735
Tax-exempt income	(1,785)	(3,767)	(3,482)
Other	(486)	2,486	3,608

Total income taxes	$77,236	$73,427	$68,810

The components of BancGroup’s net deferred tax asset as of December 31, 2003 and 2002, were as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$48,109	$47,467
Accrued expenses	2,391	2,902
Fixed assets	1,061	2,378
Other	4,144	4,197
Unrealized loss on securities available for sale	197	—

Total deferred tax asset	55,902	56,944

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	10,216
Intangible assets	6,891	7,127
Other	788	1,772

Total deferred tax liability	7,679	19,115

Net deferred tax asset	$48,223	$37,829

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

25.    Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2003
Basic EPS
Income from continuing Operations	$149,927	124,615	$1.20
Effect of dilutive securities:
Options		523
Convertible debentures	57	151

Diluted EPS	$149,984	125,289	$1.20

2002
Basic EPS
Income from continuing Operations	$140,871	119,583	$1.18
Effect of dilutive securities:
Options		586
Convertible debentures	155	479

Diluted EPS	$141,026	120,648	$1.17

2001
Basic EPS
Income from continuing Operations	$122,716	114,811	$1.07
Effect of dilutive securities:
Options		531
Convertible debentures	178	539

Diluted EPS	$122,894	115,881	$1.06

The following table reflects the net of tax effect of discontinued operations on basic and diluted earnings per share:

	2003	2002	2001
Basic EPS	—	$(.01)	$(.01)
Diluted EPS	—	(.01)	—

26.    Fair Value of Financial Instruments

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans held for sale—Due to the duration these assets will be held, the carrying amount is a reasonable estimate of fair value.

Loans—For loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2003 and 2002. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Commitments to extend credit and standby letters of credit—The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2003 and 2002.

The estimated fair values of BancGroup’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$345,717	$345,717	$419,421	$419,421
Securities available for sale	3,100,321	3,100,321	2,618,129	2,618,129
Investment securities	10,387	11,006	20,006	20,972
Mortgage loans held for sale	378,324	378,324	347,101	347,101
Loans	11,588,895		11,692,430
Less: allowances for loan losses	(138,549)		(135,265)

Loans, net	11,450,346	11,610,298	11,557,165	11,815,510

Total	$15,285,095	$15,445,666	$14,961,822	$15,221,133

Financial liabilities:
Deposits	$9,768,592	$9,788,033	$9,319,735	9,383,189
Short-term borrowings	3,311,640	3,318,573	3,355,678	3,360,949
Long-term debt	1,943,314	2,046,772	1,998,534	2,117,339

Total	$15,023,546	$15,153,378	$14,673,947	$14,861,477

Derivatives:
Interest rate swaps	$33,819	$33,819	$42,370	$42,370

27.    Segment Information

BancGroup’s primary line of business is commercial banking through its wholly owned subsidiary Colonial Bank. Colonial Bank provides general banking services in 274 branches throughout 6 states.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the approximate amounts of consolidated revenue, expense, and identifiable assets for the years ended December 31, for each segment:

Segment Data

	Continuing Operations			Discontinued Operations Mortgage Banking (1)	Consolidated BancGroup
	Commercial Banking	Corporate/ Other*	Total
	(Dollars in thousands)
Year Ended December 31, 2003
Interest income	$780,800	$8	$780,808		$780,808
Interest expense	266,392	7,773	274,165		274,165
Provision for loan losses	37,378	—	37,378		37,378
Noninterest income	127,060	389	127,449		127,449
Amortization and depreciation	29,407	211	29,618		29,618
Noninterest expense	334,634	5,299	339,933	—	339,933

Income from continuing operations before income taxes	240,049	(12,886)	227,163		227,163
Income taxes	80,739	(3,503)	77,236	—	77,236

Net Income (loss)	$159,310	$(9,383)	$149,927	—	$149,927

Identifiable Assets	$16,221,565	$51,737	$16,273,302	$—	$16,273,302
Capital Expenditures	$46,048	$12	$46,060		$46,060

Year Ended December 31, 2002
Interest income	$783,427	$4	$783,431		$783,431
Interest expense	314,011	8,250	322,261		322,261
Provision for loan losses	35,980	—	35,980		35,980
Noninterest income	102,047	285	102,332		102,332
Amortization and depreciation	27,298	281	27,579		27,579
Noninterest expense	280,072	5,128	285,200	—	285,200

Income from continuing operations before income taxes	228,113	(13,370)	214,743		214,743
Income taxes	77,080	(3,208)	73,872	—	73,872

Income from continuing operations	151,033	(10,162)	140,871		140,871
Income (loss) from discontinued operations and loss on disposal (net of taxes)	—	—	—	(846)	(846)

Net Income (loss)	$151,033	$(10,162)	$140,871	$(846)	$140,025

Identifiable Assets	$15,782,186	$40,169	$15,822,355	$—	$15,822,355
Capital Expenditures	$67,651	$8	$67,659		$67,659

Year Ended December 31, 2001
Interest income	$902,114	$53	$902,167		$902,167
Interest expense	472,764	7,474	480,238		480,238
Provision for loan losses	39,573	—	39,573		39,573
Noninterest income	93,739	(30)	93,709		93,709
Amortization and depreciation	32,825	(439)	32,386		32,386
Noninterest expense	245,724	6,058	251,782	—	251,782

Income from continuing operations before income taxes	204,967	(13,070)	191,897		191,897
Income taxes	72,639	(3,458)	69,181	—	69,181

Income from continuing operations	132,328	(9,612)	122,716		122,716
Income (loss) from discontinued operations and loss on disposal (net of taxes)	—	—	—	(613)	(613)

Net Income (loss)	$132,328	$(9,612)	$122,716	$(613)	$122,103

Identifiable Assets	$13,166,328	$12,769	$13,179,097	$6,006	$13,185,103
Capital Expenditures	$29,051	$5	$29,056		$29,056

*	Includes eliminations of certain intercompany transactions.
(1)	In December 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

Statement of Condition

	December 31,
	2003	2002
	(In thousands)
Assets:
Cash*	$83,116	$64,360
Investment in subsidiaries*	1,384,566	1,206,514
Intangible assets, net	9,649	9,697
Other assets	27,182	29,085

Total assets	$1,504,513	$1,309,656

Liabilities and Shareholders’ Equity:
Commercial paper	$—	$15,065
Long-term debt	307,642	208,703
Other liabilities	18,566	14,452
Shareholders’ equity	1,178,305	1,071,436

Total liabilities and shareholders’ equity	$1,504,513	$1,309,656

*	Eliminated in consolidation.

Statement of Operations

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Income:
Cash dividends from subsidiaries*	$67,044	$66,032	$62,810
Interest and dividends on short-term investments*	381	79	166
Other income	2,818	3,657	2,646

Total income	70,243	69,768	65,622

Expenses:
Interest	8,115	8,329	7,597
Salaries and employee benefits	3,276	2,302	3,297
Occupancy expense	371	403	352
Furniture and equipment expense	25	44	71
Amortization of intangible assets	48	58	434
Other expenses	1,735	2,131	2,486

Total expenses	13,570	13,267	14,237

Income before income taxes and equity in undistributed net income of subsidiaries	56,673	56,501	51,385
Income tax benefit	3,858	3,546	3,942

Income before equity in undistributed net income of subsidiaries	60,531	60,047	55,327
Equity in undistributed net income of subsidiaries*	89,396	79,978	66,776

Net income	$149,927	$140,025	$122,103

*	Eliminated in consolidation.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities	$61,950	$60,148	$57,942

Cash flows from investing activities:
Capital expenditures	(12)	(8)	(5)
Decrease in loans	—	—	375
Net investment in subsidiaries*	(65,944)	(14,905)	(2,780)

Net cash used in investing activities	(65,956)	(14,913)	(2,410)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(15,065)	15,065	(3,470)
Proceeds from issuance of long-term debt	103,093	100,000	—
Repayment of long-term debt	(84)	(988)	(3,212)
Proceeds from issuance of common stock	4,642	2,768	4,707
Proceeds from sale of treasury stock	—	—	7,352
Purchase of treasury stock	—	(40,501)	(8,773)
Dividends paid	(69,824)	(61,965)	(54,912)

Net cash provided by (used in) financing activities	22,762	14,379	(58,308)

Net increase (decrease) in cash and cash equivalents	18,756	59,614	(2,776)
Cash and cash equivalents at beginning of year	64,360	4,746	7,522

Cash and cash equivalents at end of year*	$83,116	$64,360	$4,746

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,666	$6,239	$7,675

*	Eliminated in consolidation

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a–14(c) under the Securities and Exchange Act of 1934, as amended) as of the filing date of this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect the disclosure controls and procedures since the date of the evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item as to BancGroup’s directors will be contained in BancGroup’s proxy statement that will be prepared and filed for BancGroup’s 2004 annual meeting of stockholders, under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 61, 1981	Chairman of the Board, Chief Executive Officer, BancGroup; Chairman, Executive Committee, BancGroup; Chairman of the Board, Chief Executive Officer, Colonial Bank; Director, Birmingham Area of North Alabama Region; Director, Huntsville/Florence Area of North Alabama Region; Director, Gulf Coast Area of South Alabama Region; Director, Montgomery Area of South Alabama Region; Director, East Central Area of North Alabama Region; Director, Central Florida Region; Director, South Florida Region; Director, Bay Area Region; Director, Southwest Florida Region; Chairman of the Board, Georgia Region; Director, Texas Region; Director, Nevada Region; Chairman of the Board, Chief Executive Officer and President, Colonial BancGroup Building Corporation; Director, Great Florida Title, LLC.	Chairman of the Board and Chief Executive Officer (and President from 2000 to 2003), BancGroup; Chairman of the Board, Chief Executive Officer, (and President from 2000 to 2003) Colonial Bank; Chairman of the Board, Colonial Mortgage Company until December 31, 1999.

W. Flake Oakley 50, 1989	President, The Colonial BancGroup, Inc.; President and Director, Colonial Bank; Vice President and Director, Colonial Asset Management, Inc.; Vice President, Treasurer and Director, Colonial Investment Services, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of Florida, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of Georgia, Inc.; Vice President, Treasurer and	President of BancGroup and Colonial Bank since 2003; Executive Vice President, Chief Financial Officer, and Secretary, BancGroup and Colonial Bank until 2003; Treasurer, BancGroup and Colonial Bank until 1999.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years
Director, Colonial Investment Services of Tennessee, Inc.; Vice President, Treasurer and Director, Colonial Investment Services of Nevada, Inc.; Treasurer and Director, Colonial BancGroup Building Corporation; Vice President and Director, CBG Inc.; Vice President and Director, CBG Investments, Inc.; Chairman, Secretary, Treasurer and Director, CB Escrow Services, Inc.; Chairman, Secretary, Treasurer and Director, CB Escrow Delaware, Inc.; Chairman, President and Director, First Service Corp. of Huntsville, Inc.; Chairman, Vice President and Director, The Mortgage Bank, Inc.; Director, Colonial Brokerage, Inc.; Treasurer and Director, Great Florida Title, LLC; Vice President and Director, CBG Nevada Holding Corp.; Director, Goldleaf Technologies, Inc.; Director, PBHC Financial, Inc.; Director, P.B.N.B.T., Inc.

Sarah H. Moore 38, 1999	Executive Vice President, Chief Financial Officer, The Colonial BancGroup, Inc. and Colonial Bank; Vice President and Director, Colonial BancGroup Building Corp.; Vice President, CBG Mortgage Insurance, Inc.; Vice President and Director, CBG, Inc.; Vice President and Director, CB Escrow Services, Inc.; Vice President, Colonial Investment Services, Inc.; Vice President, Colonial Investment Services of Florida, Inc.; Vice President, Colonial Investment Services of Georgia, Inc.; Vice President, Colonial Investment Services of Tennessee, Inc.; Vice President, Colonial Investment Services of Nevada, Inc.; Vice President, Treasurer and Director, First Service Corp. of Huntsville, Inc.; Vice President and Director, The	Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank since 2003; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003; Executive Vice President and Treasurer, BancGroup and Colonial Bank 1999-2000; Senior Vice President, BancGroup and Colonial Bank, 1996-1999.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years
Mortgage Bank, Inc.; Vice President and Director, CB Escrow Delaware, Inc.; Vice President and Director, Great Florida Title, LLC; Director, Colonial Brokerage, Inc.; Director, CBG Nevada Holding Corp; Director PBHC Financial, Inc.; Director, P.B.N.B.T., Inc.

Caryn Cope 40, 2001	Executive Vice President and Chief Credit Officer, The Colonial BancGroup, Inc. and Colonial Bank	Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-present; Executive Vice President, Credit Quality and Policy, Colonial Bank, 1999-2000; Senior Vice President, Large Loan Administration, BancGroup and Colonial Bank, 1996-1999.

Tanya A. Mayne 45, 2003	Executive Vice President and Chief Operating Officer, Colonial Bank and The Colonial BancGroup, Inc.; Director, Goldleaf Technologies, Inc.	Executive Vice President and Chief Operating Officer, Colonial Bank and The Colonial BancGroup, Inc. August 2003 to present; Executive Vice President, Loan Operations, Colonial Bank, March 2003 to August 2003; Vice President, Chase Manhattan Mortgage Corp., (Columbus, OH) 2002 to 2003; Senior Vice President, Homeside Lending, Inc., (London, England) 1999 to 2001; Senior Vice President, Homeside Lending, Inc. (Jacksonville, FL) 1995 to 1999.

Helena Duncan 38, 2004	Executive Vice President, Executive Banking Director, Colonial Bank and The Colonial BancGroup, Inc.	Executive Banking Director, Colonial Bank and The Colonial BancGroup, Inc. 2002 to present (Mrs. Duncan was elected Executive Vice President of The Colonial BancGroup, Inc. in January 2004 and Executive Vice President of Colonial Bank in December 2003. Prior to that time Mrs. Duncan had served as Senior Vice President since 2002.); Regional Senior Vice President and Regional Branch Administrator, Colonial Bank, 2000 to 2002; Private Banking Officer I, Colonial Bank, 1999 to 2000.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Subsidiaries	Present and Principal Occupation for the Last Five Years
Rana S. Sanders 33, 2004	Executive Vice President, Colonial Bank, and The Colonial BancGroup, Inc.; President and Director, CB Escrow Delaware, Inc.; President and Director, CB Escrow Services, Inc.; Chairman and President, Colonial Asset Management, Inc.; Chairman, CEO and President, Colonial Brokerage, Inc.; Chairman and President, Colonial Investment Services Inc.; Chairman and President, Colonial Investment Services of Florida, Inc.; Chairman and President, Colonial Investment Services of Georgia, Inc.; Chairman and President, Colonial Investment Services of Nevada, Inc.; Chairman and President, Colonial Investment Services of Tennessee, Inc.	Director and Executive Vice President, Wealth Management, 2003 to present (Ms. Sanders was elected Executive Vice President of The Colonial BancGroup, Inc. in January 2004 and Executive Vice President of Colonial Bank, in December 2003. Prior to that time Ms. Sanders has served as Senior Vice President since 2000.); Chairman, CEO and President, Colonial Brokerage, Inc. since 2002; Director, Wealth Management, 2001 to 2003; Senior Vice President, Wealth Management, 2000 to 2001; Investment Sales Manager and Vice President, Colonial Bank, 1999 to 2000.

BancGroup has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics and the form of such officers’ agreement to the code of ethics has been filed as exhibit 14 to this Annual Report on Form 10-k.

Item 11.    Executive Compensation

The information required by this item will be contained in the proxy statement that will be prepared and filed for BancGroup’s 2004 annual meeting of shareholders, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the proxy statement that will be prepared and filed for BancGroup’s 2004 annual meeting of shareholders, under the caption “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be contained in the proxy statement that will be prepared and filed for BancGroup’s 2004 annual meeting of shareholders, under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be contained in the proxy statement that will be prepared and filed for BancGroup’s 2004 annual meeting of shareholders, under the caption “Relationship with Independent Public Accountant” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements are included herein at Item 8.

Consolidated Statements of Condition as of December 31, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements, including Parent Company only information.

Report of Independent Auditors.

2.    Financial Statements Schedules

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

3.	Exhibits

Exhibits	Description
Exhibit 3	—Articles of Incorporation and Bylaws:

3.1	—Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

3.2

—Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

3.3	—Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—Instruments defining the rights of security holders:

4.1

—Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.2

—Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

4.3	—Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.4

—Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

Exhibits		Description

4.5	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	1992 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.2	—	1992 Nonqualified Stock Option Plan of the Registrant as amended, filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.3	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.4	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.5	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.6	—	Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

10.7	—	The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.8	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup. Inc, and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.10	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share is included herein at footnote 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers.

Exhibits		Description

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

(b)	Other than certain information furnished as Regulation F-D disclosure under Items 9 and 12 of Form 8-K, the Registrant submitted no Current Reports on Form 8-K during the fourth Quarter of 2003, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 27th day of February, 2004.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Its Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors and Chief Executive Officer	**

/S/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	**

/S/ SHEILA P. MOODY Sheila P. Moody	Chief Accounting Officer, and Senior Vice President (Principal Accounting Officer)	**

* Lewis Beville	Director	**

* William Britton	Director	**

* Jerry J. Chesser	Director	**

* Augustus K. Clements, III	Director	**

* Robert C. Craft	Director	**

* Patrick F. Dye	Director	**

* Clinton O. Holdbrooks	Director	**

* Harold D. King	Director	**

Signature	Title	Date

* John Ed Mathison	Director	**

* John C. H. Miller, Jr.	Director	**

* Milton E. McGregor	Director	**

* Joe D. Mussafer	Director	**

* William E. Powell	Director	**

* Jimmy Rane	Director	**

* Frances E. Roper	Director	**

* Simuel Sippial	Director	**

* Ed V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

**	Dated: February 27, 2004

EXHIBIT INDEX

Exhibits		Description
Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

3.2	—	Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

3.3	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.2	—	Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

4.3	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.4	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.5	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	1992 Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.2	—	1992 Nonqualified Stock Option Plan of the Registrant as amended, filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-71841), effective February 5, 1999, and incorporated herein by reference.

10.3	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.4	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.5	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

Exhibits		Description

10.6	—	Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by references.

10.7	—	The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.8	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.10	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at footnote 24 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

(b)	Other than certain information furnished as Regulation F-D disclosure under Items 9 and 12 of Form 8-K, the Registrant submitted no Current Reports on Form 8-K during the fourth quarter of 2003, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.