Form 10-Q
period 2004-03-31
COLONIAL BANCGROUP INC
filed 2004-05-07
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $2.50 Par Value	127,199,880

THE COLONIAL BANCGROUP, INC.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2004 and beyond; (ii) increases in competitive pressure in the banking industry or other factors that may reduce non-interest income; (iii) economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent acquisitions are not fully realized; (v) adverse changes in the interest rate environment which may reduce or expand margins or adversely affect critical estimates as applied and projected returns on investments; (vi) management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(Dollars in thousands except share data)

	March 31, 2004	December 31, 2003	March 31, 2003
ASSETS
Cash and due from banks	$311,460	$329,152	$344,608
Interest bearing deposits in banks and federal funds sold	20,534	16,565	68,090
Securities available for sale	3,008,651	3,100,321	2,825,273
Investment securities	8,745	10,387	15,116
Mortgage loans held for sale	365,245	378,324	269,488
Total loans, net of unearned income:
Mortgage warehouse loans	1,070,040	982,488	1,470,997
All other loans	10,758,947	10,606,407	10,033,077
Less: Allowance for loan losses	(140,476)	(138,549)	(137,681)

Loans, net	11,688,511	11,450,346	11,366,393
Premises and equipment, net	253,859	246,170	234,060
Goodwill	253,548	253,476	225,935
Other intangibles, net	27,591	28,714	30,385
Bank owned life insurance	185,098	182,857	96,534
Accrued interest and other assets	375,756	276,990	278,178

TOTAL ASSETS	$16,498,998	$16,273,302	$15,754,060

LIABILITIES
Deposits:
Noninterest bearing deposits	$2,068,798	$2,021,901	$1,906,310
Interest bearing deposits	3,519,129	3,314,328	2,788,073
Savings	538,005	531,419	529,521
Time	3,923,840	3,900,944	4,153,379

Total deposits	10,049,772	9,768,592	9,377,283
FHLB short-term borrowings	708,378	1,162,240	713,286
Other short-term borrowings	2,252,197	2,149,400	2,569,303
Subordinated debt	286,723	278,428	287,375
Trust preferred securities	—	—	197,509
Junior subordinated debt	306,824	299,917	—
FHLB long-term debt	1,201,926	1,064,969	1,437,092
Other long-term debt	300,000	300,000	—
Accrued expenses and other liabilities	162,781	71,451	92,593

Total liabilities	15,268,601	15,094,997	14,674,441
Commitments and contingencies (Notes B and H)

SHAREHOLDERS’ EQUITY
Common Stock, $2.50 par value; 200,000,000 shares authorized; 127,199,880, 126,974,668, and 123,784,053 shares issued and outstanding at March 31, 2004, December 31, 2003, and March 31, 2003, respectively	318,000	317,437	309,460
Additional paid in capital	238,856	237,134	201,727
Retained earnings	646,022	625,326	563,535
Unearned compensation	(1,157)	(1,134)	(2,531)
Accumulated other comprehensive income (loss), net of taxes	28,676	(458)	7,428

Total shareholders’ equity	1,230,397	1,178,305	1,079,619

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,498,998	$16,273,302	$15,754,060

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Interest and fees on loans	$158,236	$167,195
Interest and dividends on securities	35,439	27,212
Other interest	79	212

Total interest income	193,754	194,619

INTEREST EXPENSE:
Interest on deposits	32,400	39,392
Interest on short-term borrowings	7,047	9,784
Interest on long-term debt	21,200	24,341

Total interest expense	60,647	73,517

NET INTEREST INCOME	133,107	121,102
Provision for loan losses	7,934	8,060
Net Interest Income After Provision for Loan Losses	125,173	113,042

NONINTEREST INCOME:
Service charges on deposit accounts	14,185	11,713
Financial planning services	3,124	4,268
Electronic banking	2,803	2,433
Mortgage origination	1,990	4,590
Securities gains, net	7,442	1,770
Other income	8,159	6,110

Total noninterest income	37,703	30,884

NONINTEREST EXPENSE:
Salaries and employee benefits	50,700	47,158
Occupancy expense of bank premises, net	11,938	10,626
Furniture and equipment expenses	9,259	8,881
Amortization of intangible assets	1,123	1,086
Merger related expenses	82	123
Loss on early extinguishment of debt	6,183	—
Other expenses	24,327	22,067

Total noninterest expense	103,612	89,941

INCOME BEFORE INCOME TAXES	59,264	53,985
Applicable income taxes	20,150	18,355

NET INCOME	$39,114	$35,630

EARNINGS PER SHARE:
Basic	$0.31	$0.29
Diluted	$0.31	$0.29
AVERAGE NUMBER OF SHARES OUTSTANDING (in thousands):
Basic	127,066	123,735
Diluted	128,029	124,367
DIVIDENDS DECLARED PER SHARE	$0.145	$0.14

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
NET INCOME	$39,114	$35,630
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized gains/(losses) on securities available for sale arising during the period, net of taxes	34,046	(10,259)
Less: reclassification adjustment for net (gains) included in net income, net of taxes	(4,912)	(1,168)

COMPREHENSIVE INCOME	$68,248	$24,203

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income Gain (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	126,974,668	$317,437	$237,134	$625,326	$(1,134)	$(458)	$1,178,305
Shares issued under company plans	225,212	563	1,722		(23)		2,262
Net income				39,114			39,114
Cash dividends ($.145 per share)				(18,418)			(18,418)
Change in unrealized gain (loss) on securities available for sale, net of taxes						29,134	29,134

Balance, March 31, 2004	127,199,880	$318,000	$238,856	$646,022	$(1,157)	$28,676	$1,230,397

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$42,865	$150,357
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	73,028	374,663
Proceeds from sales of securities available for sale	737,805	171,701
Purchase of securities available for sale	(667,928)	(775,560)
Proceeds from maturities of investment securities	1,658	4,906
Net (increase) decrease in loans	(237,207)	184,127
Capital expenditures	(14,948)	(9,074)
Proceeds from sale of other real estate owned	1,212	4,896
Proceeds from sale of fixed assets	10	—
Other, net	—	106

NET CASH USED IN INVESTING ACTIVITIES	(106,370)	(44,235)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	281,180	57,548
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	102,797	(150,407)
Proceeds from issuance of long-term debt	200,000	—
Repayment of long-term debt	(517,643)	(2,870)
Proceeds from issuance of common stock	1,866	203
Dividends paid ($0.145 and $0.14 per share for 2004 and 2003, respectively)	(18,418)	(17,319)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	49,782	(112,845)

Net decrease in cash and cash equivalents	(13,723)	(6,723)
Cash and cash equivalents at beginning of year	345,717	419,421

Cash and cash equivalents at March 31	$331,994	$412,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$63,406	$75,340
Income taxes	—	—
Non-cash investing activities:
Transfer of loans to other real estate	$2,582	$3,515
Non-cash financing activities:
Conversion of subordinated debentures to stock	$—	$37

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A: Accounting Policies

The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) have not changed their accounting and reporting policies from those stated in the 2003 annual report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2003 annual report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of March 31, 2004 and 2003 and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003. All 2004 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentations.

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2004 will have a materially adverse effect on BancGroup’s financial condition.

Note C: Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests; (2) providing additional scope exceptions for certain other variable interests; (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE; and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The Revised Interpretation is effective for financial statements of periods ending after December 15, 2003. Entities which previously adopted the provisions of the original Interpretation had the option of continuing to apply those provisions until the effective date of the Revised Interpretation or applying the provisions of the Revised Interpretation at an earlier date. As discussed in Note I, Variable Interest Entities, BancGroup adopted FIN 46 on July 1, 2003. The provisions of the Revised Interpretation did not change the accounting treatment applicable to BancGroup under the provisions of the original Interpretation.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

In December 2003, the FASB issued a revision of SFAS No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statement were effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures in annual financial statements about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. For interim periods, the Statement requires disclosure of the total amount of the net periodic benefit cost recognized for each period for which an income statement is presented, showing separately the components of the net periodic benefit cost. The Statement also requires interim disclosure of the total amount of employer contributions paid, or expected to be paid, during the current fiscal year, if significantly different from amounts previously disclosed in the most recent annual financial statement. The interim period disclosure requirements are effective for interim periods beginning after December 15, 2003. See Note L for disclosures related to the Company’s defined benefit pension plan.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management will assess the impact this SOP could have on future acquisitions, results of operations, financial position, and liquidity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes should result in more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS No. 149 did not have a material effect on BancGroup’s financials.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) are expected to result in a more accurate description of an entity’s liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, and (2) are expected to enhance the relevance of accounting information by providing more information about an entity’s obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity’s capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. The implementation of SFAS No. 150 did not have a material effect on BancGroup’s financials.

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, Application of Accounting Principles to Loan Commitments, which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, and are therefore required to be recorded at fair value. SAB 105 stipulates that in recording these commitments no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 are effective for loan commitment derivatives that are entered into after March 31, 2004. Management does not anticipate that the adoption of SAB 105 will have a materially adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Note D: Business Combinations

In December 2003, BancGroup announced the signing of a definitive agreement to acquire P.C.B. Bancorp, Inc. (“PCB”) in Florida. PCB has 16 full service branches on the east and west coasts of southern Florida. At March 31, 2004, PCB had total assets of $677 million, loans of $486 million and deposits of $534 million. Total consideration for the transaction is approximately $141 million based on $17 per share of BancGroup stock (subject to change with the value of BancGroup stock) and consists of approximately 75% stock and 25% cash. This transaction is expected to be completed by the end of the second quarter of 2004 and based on March 31, 2004 financial statements should position Colonial with 47% of assets, 54% of non-time deposits and 124 locations in the state of Florida.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note E: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended March 31,
	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
2004
Basic EPS	$39,114	127,066	$0.31
Effect of dilutive instruments:
Options		963

Diluted EPS	$39,114	128,029	$0.31

2003
Basic EPS	$35,630	123,735	$0.29
Effect of dilutive instruments:
Options		195
Convertible debentures	37	437

Diluted EPS	$35,667	124,367	$0.29

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note F: Segment Information

Through its wholly owned subsidiary, Colonial Bank, BancGroup has one primary line of business, commercial banking. Colonial Bank is a national bank that provides general banking services in 280 branches throughout six states. The Company also has approximately $14.1 million invested in certain non-banking entities, including $6.0 million in residential real estate developments and $8.1 million in a technology company providing internet and automated clearing house (“ACH”) services to banks.

The following table reflects the approximate amounts of consolidated revenue and expense for the three months ended March 31, 2004 and 2003 for each segment:

Segment Data

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(dollars in thousands)
Three Months Ended March 31, 2004
Interest income	$193,754	$—	$193,754
Interest expense	58,279	2,368	60,647
Provision for loan losses	7,934	—	7,934
Noninterest income	37,461	342	37,803
Noninterest expense	102,351	1,361	103,712

Income/(loss) before income taxes	62,651	(3,387)	59,264
Income taxes	21,071	(921)	20,150

Net income (loss)	$41,580	$(2,466)	$39,114

Three Months Ended March 31, 2003
Interest income	$194,594	$—	$194,594
Interest expense	71,644	1,848	73,492
Provision for loan losses	8,060	—	8,060
Noninterest income	30,957	—	30,957
Noninterest expense	88,619	1,395	90,014

Income/(loss) before income taxes	57,228	(3,243)	53,985
Income taxes	19,220	(865)	18,355

Net income (loss)	$38,008	$(2,378)	$35,630

*	Includes eliminations of certain intercompany transactions.

Note G: Long Term Borrowings

During January 2004, Colonial early extinguished $250 million in FHLB advances which bore interest at an average rate of 5.02%. These were replaced with a $200 million short-term FHLB advance at an interest rate of 1.15%. During March 2004, Colonial early extinguished $212 million in FHLB advances bearing interest at an average rate of 3.61%. These were replaced with a $200 million FHLB advance having a 24 month maturity and an interest rate of 1.84%. These transactions along with other debt extinguishment resulted in a net loss of $6.2 million.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note H: Guarantees

Colonial Bank (a wholly-owned subsidiary of BancGroup) issues financial guarantees in the form of financial and performance standby letters of credit as part of its ongoing business operations. Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2004, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than sixteen years. The maximum potential amount of future undiscounted payments Colonial Bank could be required to make under outstanding standby letters of credit was $192 million. FIN 45 required the fair value of these commitments be recorded as of January 1, 2003; the fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of March 31, 2004 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

Note I: Variable Interest Entities

BancGroup adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003. A revision of FIN 46 was issued by the FASB in December 2003; however, the provisions of the revised Interpretation did not change the accounting treatment applicable to BancGroup under the provisions of the original Interpretation. The adoption of this Interpretation had no impact on BancGroup’s net income or earnings per share.

As a result of adopting FIN 46, BancGroup deconsolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors because BancGroup does not absorb a majority of the expected losses or residual returns of the trusts. The trusts were previously consolidated because they are controlled by BancGroup through a majority voting interest. The effect of such deconsolidation was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize BancGroup’s junior subordinated debt obligations to the special purpose trusts; and 3) to recognize BancGroup’s equity investments in the common stock of the special purpose trusts. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation. Those equity investments, totaling $8.6 million, represent BancGroup’s maximum exposure to loss as a result of its involvement with the special purpose trusts. Total assets of the special purpose trusts were $292 million as of March 31, 2004.

BancGroup holds variable interests in five joint ventures which invest in real estate developments located in the Atlanta metropolitan area of Georgia. Three of the entities are required to be consolidated, while the other two are not under the guidance of FIN 46. For the consolidated entities, total assets are $9.2 million as of March 31, 2004, and BancGroup’s maximum exposure to loss is $8.6 million. For the unconsolidated entities, total assets are $9.8 million as of March 31, 2004, and BancGroup’s maximum exposure to loss is $5.7 million.

BancGroup also holds variable interests in several entities formed to provide affordable housing. The entities had total assets of approximately $150.0 million as of March 31, 2004, and BancGroup’s maximum exposure to loss is approximately $8.0 million. BancGroup is not required to consolidate these entities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note J: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies.

Fair Value Hedges:

At March 31, 2004, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and a fixed rate loan, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. All components of each interest rate swap’s gain or loss are included in the assessment of hedge effectiveness. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the three months ended March 31, 2004 and 2003. The notional values of the interest rate swaps were $250 million for the subordinated debt, $270 million for the junior subordinated debt, $30 million for the brokered CD’s, $100 million for the FHLB advances, and $1.8 million for the fixed rate loan as of March 31, 2004.

Commitments to Originate and Sell Mortgage Loans:

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, BancGroup enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS No. 133, the fair values of which are essentially equal and offsetting. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments are $33.1 million at March 31, 2004. The approximate fair values of the origination and sales commitments are $439,000 at March 31, 2004.

BancGroup has also executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as Mortgage Loans Held for Sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. Forward sales commitments function as an economic hedge and mitigate BancGroup’s market risk on the retail mortgage loans and the short-term participations in loans. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at March 31, 2004 were $20.8 million and $344.4 million, respectively. Because the sales commitments are in place for such a short term, the market values have been determined to be immaterial.

Options:

BancGroup from time to time entered into over-the-counter option contracts on bonds in its securities portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of March 31, 2004 and 2003.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note K: Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock option plans under the provisions in Opinion No. 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

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

The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$39,114	$35,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(353)	(468)

Pro forma net income	$38,761	$35,162

Basic earnings per share:
As reported	$0.31	$0.29
Pro forma	$0.31	$0.28
Diluted earnings per share
As reported	$0.31	$0.29
Pro forma	$0.30	$0.28

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note L: Pension Plan

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. BancGroup’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the frozen entry age actuarial method. The Company assesses its funded position quarterly. Actuarial computations for financial reporting purposes are based on the projected unit credit method. Pension expense is recorded based on estimates until the final actuarially-determined cost is known. The components of the net periodic benefit cost for the three months ended March 31, 2004 and 2003 are shown below:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Components of net periodic benefit cost
Service cost	$1,414	$1,173
Interest cost	936	857
Expected return on plan assets	(1,011)	(545)
Amortization of transition asset	(1)	(1)
Amortization of prior service cost	2	2
Amortization of actuarial loss	187	151

Net quarterly benefit cost	$1,527	$1,637

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements:

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies:

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2003 Annual Report on Form 10-K. There were no significant changes in these accounting policies during the first three months of 2004.

Overview:

Colonial BancGroup is a $16 billion financial services company providing diversified financial services including retail banking, commercial banking, insurance, and mortgage origination services through its branch network, private banking officers, ATMs and the internet as well as other distribution channels to consumers and businesses. Colonial’s branch network currently consists of 280 branch offices in Florida, Alabama, Georgia, Nevada, Tennessee and Texas. Colonial remains committed to a strategy of building a solid franchise in growth markets.

The following is a summary as of March 31, 2004 of assets, deposits and branches by state on a proforma basis including the announced PCB acquisition discussed at Note D:

	% of Total Assets	% of Core Deposits	% of Total Deposits	Number of Branches
Florida	47%	54%	49%	124
Alabama	27%	29%	34%	126
Georgia	9%	5%	7%	21
Texas	6%	6%	4%	12
Nevada	5%	5%	4%	13
Corporate/Other	6%	1%	2%	—

BancGroup reported record net income for the quarter ended March 31, 2004 of $39.1 million, a 10% increase over the $35.6 million recorded for the same period of the previous year. Diluted earnings per share for the quarter ended March 31, 2004 were $0.31 per share compared to $0.29 per share for the quarter ended March 31, 2003, a 7% increase.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2003 and March 31, 2003 to March 31, 2004, respectively, are as follows:

	December 31, 2003 to March 31, 2004 Increase (Decrease)		March 31, 2003 to March 31, 2004 Increase (Decrease)
	Amount	%	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$(93,312)	(3.0)%	$177,007	6.2%
Mortgage loans held for sale	(13,079)	(3.4)%	95,757	35.5%
Mortgage warehouse loans	87,552	8.9%	(400,957)	(27.3)%
All other loans, net of unearned income	152,540	1.4%	725,870	7.2%

Total loans, net of unearned income	240,092	2.1%	324,913	2.8%
Total assets	225,696	1.4%	744,938	4.7%
Non-time deposits	258,284	4.4%	902,028	17.3%
Total deposits	281,180	2.9%	672,489	7.2%
Short-term borrowings	(351,065)	(10.6)%	(322,014)	(9.8)%
Long-term debt	152,159	7.8%	173,497	9.0%
Shareholders’ equity	52,092	4.4%	150,778	14.0%

Securities:

Securities decreased $93 million, or 3.0%, from December 31, 2003 and increased $177 million, or 6.2%, from March 31, 2003. The decrease in securities from December 31, 2003 to March 31, 2004 was primarily due to an increase in loans outstanding during the quarter. The increase from 2003 primarily resulted from the investment of excess liquidity during a period of slowing loan demand.

Loans and Mortgage Loans Held for Sale:

All other loans, net of unearned income, increased $153 million, or 1.4%, from December 31, 2003 and increased $726 million, or 7.2%, from March 31, 2003. The increase in loans from December 31, 2003 is primarily the result of growth in commercial real estate and real estate construction loans throughout the Company’s markets. Total loan growth from December 31, 2003 was strongest in Florida and Texas, which accounted for approximately 45% and 16%, respectively, of the increase. The increase in all other loans from March 31, 2003 is primarily the result of growth throughout the Company’s markets as well as the acquisition of Sarasota Bank in October 2003. Mortgage warehouse loan volume has a high degree of correlation with interest rate movements which directly impact refinancings in the industry. Mortgage warehouse loans increased $88 million during the first quarter of 2004 compared to December 31, 2003 as a result of a decline in mortgage rates in mid-March 2004. The balance in mortgage warehouse loans declined $401 million from March 31, 2003 to March 31, 2004 as a result of increases in long-term interest rates in 2003.

Mortgage loans held for sale decreased $13 million and increased $96 million from December 31, 2003 and March 31, 2003, respectively. The decrease from December 31, 2003 consisted of $14 million from mortgage warehouse related activity. The increase from March 31, 2003 consisted of $151 million from mortgage warehouse related activity which was offset by a decrease of $55 million from retail mortgage origination. The purpose of the mortgage warehouse component of held for sale is to accommodate the funding needs of its mortgage company customers, therefore these balances fluctuate with customer demand.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Commercial, financial, and agricultural	$883,583	$988,114	$1,008,847
Commercial real estate:
Owner-occupied commercial real estate	951,473	886,919	898,794
Other commercial real estate	3,244,683	3,294,006	2,962,648

Total commercial real estate	4,196,156	4,180,925	3,861,442
Real estate-construction	3,392,144	3,134,366	2,903,762
Residential real estate	1,993,800	1,987,697	1,915,564
Installment and consumer	210,494	217,100	226,783
Mortgage warehouse	1,070,040	982,488	1,470,997
Other	82,782	98,221	116,724

Total Loans	11,828,999	11,588,911	11,504,119
Less: unearned income	(12)	(16)	(45)

Net Loans	$11,828,987	$11,588,895	$11,504,074

Management believes that its existing distribution of loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s risk exposure. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and industry distribution of Construction and Commercial Real Estate loans as of March 31, 2004.

Geographic Diversity of Construction and Commercial Real Estate Loans

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$552		$628
Geographic Diversity
Alabama	$376,940	11.1%	$850,195	20.3%
Georgia	469,390	13.8%	480,077	11.4%
Florida	1,696,995	50.0%	1,988,028	47.4%
Texas	388,456	11.5%	258,946	6.2%
Nevada	336,894	9.9%	251,855	6.0%
Other	123,469	3.7%	367,055	8.7%

Total	$3,392,144	100.0%	$4,196,156	100.0%

Industry Distribution of Construction and Commercial Real Estate Loans

	% of Industry Distribution to			% of Industry Distribution to
Industry Distribution	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
Land Only	22.9%	6.6%	Retail	16.9%	6.0%
Development (Residential & Commercial)	19.3%	5.6%	Office	15.1%	5.4%
Residential Home Construction	17.5%	5.0%	Multi-Family	13.8%	4.9%
Condominiums	12.0%	3.4%	Office/Warehouse	11.8%	4.2%
Retail	8.5%	2.4%	Lodging	8.2%	2.9%
Residential Lots	5.7%	1.7%	Assisted Living/Nursing Facility	7.0%	2.5%
Multi-Family	3.8%	1.1%	Gas Stations/C-Stores	6.1%	2.2%
Office	3.2%	0.9%	Church or School	3.8%	1.3%
Office/Warehouse	2.3%	0.6%	Recreation	3.1%	1.1%
Other*	4.8%	1.4%	Other*	14.2%	5.0%

Total Construction	100.0%	28.7%	Total Commercial Real Estate	100.0%	35.5%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,147,874	$853,130
% of 75 largest loans to category total	33.8%	20.3%
Average Loan to Value Ratio (75 largest loans)	66.2%	69.0%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.32x

Commercial real estate and construction loans combined had growth of $273 million, or 3.7%, from December 31, 2003 to March 31, 2004 and $823 million, or 12.2%, from March 31, 2003 to March 31, 2004. Demand continues to remain strong in this part of the portfolio. The growth was diverse as far as product type and geographic location. However, the Florida locations continue to contribute most of the growth in these particular portfolios in line with our strategic plans. Substantially all Construction and Commercial Real Estate loans have personal guarantees of the principals involved.

Residential real estate loans represent 16.9% of total loans at March 31, 2004 and 17.2% at December 31, 2003 compared to 16.7% at March 31, 2003. Substantially all of these loans are adjustable rate first and second mortgages on single-family, owner-occupied properties, and therefore, have generally low credit risk and low interest rate sensitivity. Demand for this type of loan has declined as more borrowers are looking for fixed rate loans, which the Company originates, but sells in the secondary market.

BancGroup’s mortgage warehouse lending division provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the southeast. Mortgage warehouse loans outstanding at March 31, 2004, December 31, 2003 and March 31, 2003 were $1.1 billion, $982 million and $1.5 billion, respectively, with unfunded commitments of $784 million, $915 million, and $271 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

BancGroup does not have a syndicated lending department. However, the Company has 39 credits with total commitments (funded and unfunded) of $851 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). At March 31, 2004, $465 million was funded under these commitments. The largest outstanding amount to any single borrower is approximately $85 million, with the average credit being approximately $11.9 million.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	77%—mortgage warehouse lines to 20 large institutions,

•	19%—12 commercial real estate facilities to nine companies with headquarters located within Colonial’s existing markets,

•	2%—six international credits to three Latin American correspondent banks, and

•	2%—one operating facility to a large national corporation headquartered in Alabama.

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Allowance for loan losses—January 1	$138,549	$135,265	$135,265
Charge-offs:
Commercial, financial, and agricultural	1,627	21,370	3,002
Real estate—commercial	2,450	9,344	1,775
Real estate—construction	86	1,528	338
Real estate—residential	696	5,297	1,165
Installment and consumer	540	2,507	575
Other	1,898	1,381	226

Total charge-offs	7,297	41,427	7,081

Recoveries:
Commercial, financial, and agricultural	483	2,052	301
Real estate—commercial	135	874	306
Real estate—construction	50	197	7
Real estate—residential	125	332	93
Installment and consumer	283	1,334	379
Other	214	1,167	351

Total recoveries	1,290	5,956	1,437

Net charge-offs	6,007	35,471	5,644
Provision for loan losses	7,934	37,378	8,060
Allowance added from bank acquisitions	—	1,377	—

Allowance for loan losses—end of period	$140,476	$138,549	$137,681

Net charge-offs as a percentage of average net loans—(annualized basis):
Quarter to date	0.21%	0.30%	0.20%
Year to date	0.21%	0.31%	0.20%

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

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Aggregate loans for which interest is not being accrued	$59,618	$57,342	$56,927
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	263	277	1,321

Total nonperforming loans*	59,881	57,619	58,248
Other real estate owned and repossessions	15,432	17,821	20,647

Total nonperforming assets*	$75,313	$75,440	$78,895

Aggregate loans contractually past due 90 days for which interest is being accrued	$10,683	$10,802	$7,689
Net charge-offs quarter-to-date	$6,007	$8,655	$5,644
Net charge-offs year-to-date	$6,007	$35,471	$5,644
Total nonperforming assets as a percent of net loans and other real estate	0.64%	0.65%	0.68%
Allowance as a percent of net loans	1.19%	1.20%	1.20%
Allowance as a percent of nonperforming assets*	187%	184%	175%
Allowance as a percent of nonperforming loans*	235%	240%	236%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management has identified approximately $303.6 million of loans which have been placed on a classified loan list. The status of all material loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable terms. At March 31, 2004, substantially all of these loans are current (paying on or before payment due date or less than 30 days past due) with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired if it is deemed probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In addition to nonaccrual loans, impaired loans may include past due loans that are well collateralized and in the process of collection. At March 31, 2004, December 31, 2003 and March 31, 2003, the recorded investment in loans for which impairment has been recognized totaled approximately $60.7 million, $59.9 million, and $61.2 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The allowance related to impaired loans for March 31, 2004, December 31, 2003 and March 31, 2003 was $16.1 million, $15.6 million, and $18.7 million, respectively. At March 31, 2004, impaired loans with an associated allowance totaled $34.8 million, while $25.9 million of impaired loans required no related allowance due to their fully collateralized status. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for all respective periods.

Other Assets and Other Liabilities:

The fluctuations in other assets and other liabilities of $98.8 million and $91.3 million, respectively, as compared to December 31, 2003 are related to the timing of an unrelated receivable and payable that occurred on the last day of the quarter. Both items cleared immediately the following month.

Liquidity:

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

A prominent focus of ALMCO is maintenance and management of adequate liquidity. Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs.

Non-time deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. As of March 31, 2004, BancGroup achieved a record balance in total deposits of over $10 billion. The primary factor was the growth in average non-time deposits which, for the first quarter of 2004, increased $216 million, or 15% annualized, as compared to the fourth quarter of 2003, and increased $892 million, or 18%, as compared to the first quarter of 2003. In contrast, average time deposits for the first quarter remained relatively unchanged from the fourth quarter of 2003, but decreased $346 million, or 8%, as compared to the first quarter of 2003. These changes improved the percentage of average non-time deposits to average total deposits to 60% as compared to 54% at March 31, 2003.

This growth in non-time deposits, along with an increase in long-term debt of $152 million from December 31, 2003, resulted in a decline of $351 million in short-term borrowings from December 31, 2003. The increase in long-term debt was due to the Company’s overall liquidity and interest rate risk management strategies.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to the emphasis on core deposit growth. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is an important part of BancGroup’s wholesale funding sources. Other wholesale funding sources include borrowings collateralized by securities, fed funds purchased and brokered CD’s. Of total wholesale funding sources estimated to be available to the Company, BancGroup utilized 51% at March 31, 2004, compared to 58% at March 31, 2003.

Management believes the Company’s liquidity sources and funding strategies are adequate given the nature of its asset base and current loan demand.

Interest Rate Sensitivity:

ALMCO’s goal is to minimize volatility in the net interest margin caused by changes in interest rates by taking an active role in managing the level, mix, repricing characteristics and maturities of assets and liabilities. ALMCO monitors the projected impact of changes in interest rates on net interest income using income simulations under multiple rate scenarios.

ALMCO monitors the projected impact of changes in interest rates on net interest income by running an income simulation model under multiple rate scenarios. Over the course of the past year, the Company moved to a more neutral interest rate risk position. This shift was due in part to specific actions taken by management such as the shift from short-term to long-term borrowing for additional funding needs.

The following table represents the output from the Company’s simulation model based on the balance sheet at March 31, 2004, when the Fed Funds Rate was 1.00%. The table measures the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1)
Basis Points change
+200	3%	0.5%
+100	2	(0.3)
No Rate Change	1	—
-100	0	0.3

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

Capital Adequacy and Resources:

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s annual dividend payout ratio target range is 35 – 45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting this criteria. Higher capital ratios may be required for any bank holding companies if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2004 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,197,718
Tier II Capital:
Allowable loan loss reserve	140,476
Subordinated debt	236,180
45% of net unrealized gains on available for sale equity securities	10

Total Capital	$1,574,384

Risk-Adjusted Assets	$12,724,087
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$15,844,360

	March 31, 2004	December 31, 2003
Tier I Leverage Ratio	7.56%	7.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.41%	9.35%
Total Capital Ratio	12.37%	12.49%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

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

Average Volume and Rate

(unaudited)

	Three Months Ended March 31,
	2004			2003
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Mortgage warehouse loans	$882,648	$8,631	3.93%	$1,477,357	$13,375	3.62%
All other loans, net of unearned income(1)	10,591,541	145,190	5.51%	9,898,524	151,344	6.19%
Mortgage loans held for sale	335,875	4,512	5.37%	217,134	2,615	4.82%
Investment securities and securities available for sale and other short-term investments(2)	3,197,979	35,927	4.49%	2,738,425	27,909	4.08%

Total interest-earning assets	15,008,043	$194,260	5.20%	14,331,440	$195,243	5.50%

Non-earning assets	1,123,167			1,024,415

Total assets	$16,131,210			$15,355,855

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$3,904,626	$7,950	0.82%	$3,217,313	$6,935	0.87%
Time deposits	3,921,241	24,450	2.51%	4,266,858	32,460	3.09%
Short-term borrowings	2,834,371	7,047	1.00%	2,850,948	9,784	1.39%
Long-term debt	2,261,691	21,200	3.77%	2,131,488	24,340	4.62%

Total interest bearing liabilities	12,921,929	$60,647	1.89%	12,466,607	$73,519	2.39%

Noninterest bearing demand deposits	1,931,116			1,726,423
Other liabilities	77,505			77,857

Total liabilities	14,930,550			14,270,887
Shareholders’ equity	1,200,660			1,084,968

Total liabilities and shareholders’ equity	$16,131,210			$15,355,855

RATE DIFFERENTIAL			3.31%			3.11%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS(3)		$133,613	3.57%		$121,724	3.42%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended March 31, 2004 Change from 2003
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
Mortgage warehouse loans	$(4,744)	$(5,785)	$1,041
All other loans, net of unearned income	(6,154)	10,545	(16,699)
Mortgage loans held for sale	1,897	1,566	331
Investment securities and securities available for sale and other short-term investments	8,018	4,985	3,033

Total interest income	(983)	11,311	(12,294)

INTEREST EXPENSE:
Interest bearing deposits	1,015	1,463	(448)
Time deposits	(8,010)	(2,406)	(5,604)
Short-term borrowings	(2,737)	(55)	(2,682)
Long-term debt	(3,140)	1,458	(4,598)

Total interest expense	(12,872)	460	(13,332)

Net interest income	$11,889	$10,851	$1,038

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Net Interest Income:

Net interest income represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest-bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax-equivalent basis increased $11.9 million or 9.8% to $133.6 million for the quarter ended March 31, 2004 from $121.7 million for the quarter ended March 31, 2003. The contributors to the increase in net interest income are noted in the chart above.

For the first quarter 2004, as compared to the same period in 2003, average earning assets increased 4.7% or $676.6 million to $15.0 billion compared to $14.3 billion for the first quarter 2003. This increase was due to a $693.0 million average increase in loans, excluding mortgage warehouse, and a $459.6 million average increase in the investment portfolio, offset by a reduction in mortgage warehouse loans of $594.7 million. Overall for the first quarter 2004 versus 2003, the increase in net interest income attributable to higher earning assets was $11.3 million. Please refer to the Financial Condition section of this report for further discussion of these asset changes.

Net interest margin increased 15 basis points from 3.42% in the first quarter of 2003 to 3.57% in the first quarter of 2004 as the average yield on earning assets declined 30 basis points, while the average rate on interest- bearing liabilities declined 50 basis points compared to the first quarter of 2003. The yield on mortgage related earning assets improved which helped to offset the 68 basis point decline in the yield on all other loans. The decline in the average rate on interest bearing liabilities was concentrated in time deposits, which fell 58 basis points, and long-term debt, which fell 85 basis points. These offsetting declines in yield and rate resulted in an increase of $1.0 million in net interest income in the first quarter of 2004 compared to the same period in 2003.

During the first quarter of 2004, Colonial sold $710 million in investment securities earning interest at 4.37% and reinvested the proceeds in securities earning interest at 4.62%. Colonial also paid off $462 million in FHLB advances early which bore interest at an average rate of 4.37%. The advances were refinanced at a blended rate of 1.44% with an average term of one year. However, $212 million of the $462 million was paid off at the end of March 2004 and therefore did not have a material impact on net interest income in the first quarter of 2004. These transactions, along with other debt extinguishment, resulted in securities gains of $7.4 million and net losses from early extinguishment of debt of $6.2 million, and should improve net interest income in future periods.

Loan Loss Provision:

The provision for loan losses for the quarter ended March 31, 2004 was $7.9 million compared to $8.1 million for the same period in 2003. Net charge-offs were 0.21% for the three months ended March 31, 2004, and 0.20% for the same period in 2003.

At March 31, 2004 BancGroup has a 235% reserve coverage of nonperforming loans compared to 240% at December 31, 2003 and 236% at March 31, 2003. See management’s discussion of nonperforming assets and summary of loan losses presented in the Financial Condition section of this report.

Noninterest Income:

Noninterest income, excluding securities gains, increased $1.1 million, or 3.9%, for the three months ended March 31, 2004 compared to the same period in 2003. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage origination income and securities gains.

Service charges on deposit accounts increased $2.5 million, or 21.1%, for the three months ended March 31, 2004 over the same period in 2003. These increases are primarily the result of the growth in deposits, the management of fee collection, and an increase in NSF fees.

Financial planning services revenue decreased $1.1 million, or 26.8%, for the three months ended March 31, 2004 from the same period in 2003. This decrease is the result of a decline in sales of investment and annuity products as well as a decline in revenue from trust services.

Electronic banking revenues include fees from the Company’s ATM network, business and personal check cards and internet banking. Noninterest income from electronic banking services increased $370,000, or 15.2%, for the three months ended March 31, 2004, compared to the same period in 2003. This increase is primarily the result of deposit growth, increased check card activations and usage driven by the “Say Credit” ATM receipt promotion and the Visa rewards programs, and an increase in usage of the Company’s internet banking product.

Mortgage origination fees decreased $2.6 million, or 56.6%, for the three months ended March 31, 2004 compared to the same period in 2003. This decrease is a result of the increase in mortgage rates which resulted in significant declines in mortgage refinancing activity.

Securities gains for the quarter ended March 31, 2004 were $7.4 million compared to $1.8 million for the same period in 2003. Refer to the Net Interest Income section for further discussion of the securities transactions.

Other income increased $2.0 million, or 33.5%, for the three months ended March 31, 2004 as compared to the same period in 2003. This includes an increase in income from bank-owned life insurance of $987,000, a decrease in losses on sales of other real estate of $421,000, and an increase in income from a real estate joint venture of $412,000.

Noninterest Expenses:

Noninterest expense, excluding loss on early extinguishment of debt of $6.2 million, increased $7.5 million or 8.3% for the quarter ended March 31, 2004 as compared to the same period in 2003. Annualized noninterest expense excluding loss on early extinguishment of debt to average assets was 2.42% for the three months ended March 31, 2004, as compared to 2.34% for the same period in 2003. BancGroup added 15 new locations to its franchise since the beginning of 2003, 14 new branches and one acquisition. The new branches and the acquisition accounted for approximately a 3% increase in expense over the first quarter of 2003. The remaining increase includes investments in our people, product and service offerings and technology.

Salaries and benefits increased $3.5 million for the three months ended March 31, 2004 over the same period in 2003. The salary and employee benefits increase resulted from new branches openings, normal salary increases, addition of employees in key strategic areas, increase in health benefit costs and increased incentive plan compensation partially offset by a decrease in commissions due to a reduction in mortgage origination and financial planning services revenue previously discussed.

Occupancy and equipment expense for the three months ended March 31, 2004 increased $1.7 million when compared to the same period in 2003. The increase was primarily the result of new branch openings and an acquisition as previously discussed, as well as an investment in a new information technology center with expanded capacity and continued technology enhancements.

The $6.2 million loss on early extinguishment of debt was a result of the early payoff of FHLB advances and other borrowings. Refer to the Net Interest Income section for further discussion.

The remaining increases in other expense of $2.3 million for the three months ended March 31, 2004 over the same period in 2003 are the result of the opening of new branches, additional advertising expenses as a result of the Company’s emphasis on deposit growth as well as increases in normal operating expenses including legal fees, regulatory assessment fees and other real estate expenses.

Provision For Income Taxes:

BancGroup’s provision for income taxes is based on an approximate 34.0%, estimated annual effective tax rate for the years 2004 and 2003. The provisions for income taxes for the three months ended March 31, 2004 and 2003 were $20.2 million and $18.4 million respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect the disclosure controls and procedures since the date of the evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

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

(b) Reports on Form 8-K

1. Form 8-K—was furnished on April 21, 2004 as Regulation F-D Disclosure in regard to presentations made by management at the Registrant’s annual shareholders meeting.

2. Form 8-K—was furnished on April 16, 2004 as Regulation F-D Disclosure in regard to first quarter 2004 earnings.

3. Form 8-K—was furnished on January 15, 2004 as Regulation F-D Disclosure in regard to 2003 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date:	May 7, 2004	By:	/s/ SHEILA MOODY

Sheila Moody Its Chief Accounting Officer