Form 10-Q
period 2004-06-30
COLONIAL BANCGROUP INC
filed 2004-08-06
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $2.50 Par Value	133,563,802

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition—June 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statements of Income—Six months ended June 30, 2004 and June 30, 2003, and three months ended June 30, 2004 and June 30, 2003	5

	Condensed Consolidated Statements of Comprehensive Income—Six months ended June 30, 2004 and June 30, 2003, and three months ended June 30, 2004 and June 30, 2003	6

	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Six months ended June 30, 2004	7

	Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2004 and June 30, 2003	8

	Notes to the Unaudited Condensed Consolidated Financial Statements—June 30, 2004	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34

SIGNATURE		35

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(Dollars in thousands except share data)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$357,862	$329,152
Interest-bearing deposits in banks	10,912	16,565
Federal funds sold and securities purchased under agreements to resell	37,144	—
Securities available for sale	3,338,855	3,100,321
Investment securities (market value of $7,782 and $11,006, respectively)	7,377	10,387
Loans held for sale	545,905	378,324
Total loans, net of unearned income:
Mortgage warehouse loans	1,041,070	982,488
All other loans	11,264,957	10,606,407
Less: Allowance for loan losses	(147,000)	(138,549)

Loans, net	12,159,027	11,450,346
Premises and equipment, net	270,282	246,170
Goodwill	348,465	253,476
Other intangibles, net	46,916	28,714
Bank owned life insurance	209,955	182,857
Accrued interest and other assets	260,319	276,990

TOTAL ASSETS	$17,593,019	$16,273,302

LIABILITIES
Deposits:
Noninterest bearing deposits	$2,336,072	$2,021,901
Interest bearing deposits	4,036,973	3,314,328
Savings deposits	550,909	531,419
Time deposits	3,962,168	3,900,944

Total deposits	10,886,122	9,768,592
FHLB short-term borrowings	1,051,330	1,162,240
Other short-term borrowings	1,991,243	2,149,400
Subordinated debt	270,536	278,428
Junior subordinated debt	309,324	299,917
FHLB long-term debt	1,427,326	1,064,969
Other long-term debt	300,000	300,000
Accrued expenses and other liabilities	73,643	71,451

Total liabilities	16,309,524	15,094,997
Commitments and contingencies (Notes B and H)

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value; 200,000,000 shares authorized; 133,440,337 and 126,974,668 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	333,601	317,437
Additional paid in capital	332,629	237,134
Retained earnings	670,908	625,326
Unearned compensation	(1,087)	(1,134)
Accumulated other comprehensive loss, net of taxes	(52,556)	(458)

Total shareholders’ equity	1,283,495	1,178,305

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,593,019	$16,273,302

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$324,369	$337,518	$166,133	$170,323
Interest and dividends on securities	73,100	52,721	37,661	25,509
Other interest	491	412	412	200

Total interest income	397,960	390,651	204,206	196,032

INTEREST EXPENSE:
Interest on deposits	65,802	75,361	33,402	35,968
Interest on short-term borrowings	15,260	20,641	8,213	10,857
Interest on long-term debt	40,156	48,398	18,956	24,058

Total interest expense	121,218	144,400	60,571	70,883

NET INTEREST INCOME	276,742	246,251	143,635	125,149
Provision for loan losses	14,453	18,870	6,519	10,810

Net Interest Income After Provision for Loan Losses	262,289	227,381	137,116	114,339
NONINTEREST INCOME:
Service charges on deposit accounts	29,214	25,073	15,029	13,360
Financial planning services	7,107	7,761	3,983	3,493
Electronic banking	5,992	5,143	3,180	2,710
Mortgage banking	4,363	10,716	2,373	6,126
Securities gains (losses), net	7,050	3,717	(392)	1,947
Other income	17,221	13,917	9,071	7,807

Total noninterest income	70,947	66,327	33,244	35,443

NONINTEREST EXPENSE:
Salaries and employee benefits	104,983	95,330	54,283	48,172
Occupancy expense of bank premises, net	24,329	21,652	12,391	11,026
Furniture and equipment expenses	18,742	18,316	9,483	9,435
Amortization of intangible assets	2,513	2,172	1,390	1,086
Merger related expenses	1,272	185	1,190	62
Loss on early extinguishment of debt	6,183	—	—	—
Other expenses	50,292	44,875	25,965	22,808

Total noninterest expense	208,314	182,530	104,702	92,589

INCOME BEFORE INCOME TAXES	124,922	111,178	65,658	57,193
Applicable income taxes	42,474	37,801	22,324	19,446

NET INCOME	$82,448	$73,377	$43,334	$37,747

EARNINGS PER SHARE:
Basic	$0.64	$0.59	$0.33	$0.30
Diluted	$0.64	$0.59	$0.33	$0.30
AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	128,598	123,896	130,130	124,055
Diluted	129,726	124,540	131,228	124,721
DIVIDENDS DECLARED PER SHARE	$0.29	$0.28	$0.145	$0.14

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
NET INCOME	$82,448	$73,377	$43,334	$37,747
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Unrealized (losses)/gains on securities available for sale arising during the period, net of taxes	(47,445)	9,359	(81,491)	19,618
Less: reclassification adjustment for net (gains)/losses included in net income, net of taxes	(4,653)	(2,454)	259	(1,286)

COMPREHENSIVE INCOME	$30,350	$80,282	$(37,898)	$56,079

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	126,974,668	$317,437	$237,134	$625,326	$(1,134)	$(458)	$1,178,305
Shares issued under company plans	435,235	1,088	3,026		47		4,161
Issuance of shares for business combination	6,030,434	15,076	92,469				107,545
Net income				82,448			82,448
Cash dividends ($.29 per share)				(36,866)			(36,866)
Change in unrealized loss on securities available for sale, net of taxes						(52,098)	(52,098)

Balance, June 30, 2004	133,440,337	$333,601	$332,629	$670,908	$(1,087)	$(52,556)	$1,283,495

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(48,279)	$(52,214)
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	218,814	771,810
Proceeds from sales of securities available for sale	935,924	482,532
Purchase of securities available for sale	(1,392,601)	(1,347,940)
Proceeds from maturities of investment securities	3,037	6,971
Net increase in loans	(215,806)	(85,143)
Net cash received in bank acquisitions	31,312	—
Capital expenditures	(26,885)	(17,397)
Purchase of bank owned life insurance	—	(80,000)
Proceeds from sale of other real estate owned	1,941	9,008
Proceeds from sale of fixed assets	981	—
Other, net	1,650	247

NET CASH USED IN INVESTING ACTIVITIES	(441,633)	(259,912)

Cash flows from financing activities:
Net increase (decrease) in demand, savings, and time deposits	570,378	(178,583)
Net increase in federal funds purchased, repurchase agreements and other short-term borrowings	150,083	490,290
Proceeds from issuance of long-term debt	500,000	—
Repayment of long-term debt	(636,909)	(58,014)
Proceeds from issuance of common stock	3,427	869
Dividends paid ($0.29 and $0.28 per share for 2004 and 2003, respectively)	(36,866)	(34,657)

NET CASH PROVIDED BY FINANCING ACTIVITIES	550,113	219,905

Net increase (decrease) in cash and cash equivalents	60,201	(92,221)
Cash and cash equivalents at beginning of year	345,717	419,421

Cash and cash equivalents at June 30	$405,918	$327,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,715	$153,899
Income taxes	36,000	31,000
Non-cash investing activities:
Transfer of loans to other real estate	$11,010	$8,496
Non-cash financing activities:
Conversion of subordinated debentures to stock	$—	$3,023
Assets (non-cash) acquired in business combinations	723,751	—
Liabilities assumed in business combinations	647,518	—

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

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of June 30, 2004 and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003. All 2004 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentations.

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions and assertions from normal business activities. Management does not anticipate that the ultimate liability arising from such matters outstanding at June 30, 2004 will have a materially adverse effect on BancGroup’s financial condition.

Note C: Recent Accounting Pronouncements

In December 2003, the FASB issued a revision of SFAS No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statement were effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures in annual financial statements about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. For interim periods, the Statement requires disclosure of the total amount of the net periodic benefit cost recognized for each period for which an income statement is presented, showing separately the components of the net periodic benefit cost. The Statement also requires interim disclosure of the total amount of employer contributions paid, or expected to be paid, during the current fiscal year, if significantly different from amounts previously disclosed in the most recent annual financial statement. The interim period disclosure requirements are effective for interim periods beginning after December 15, 2003. See Note K for disclosures related to the Company’s defined benefit pension plan.

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

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, Application of Accounting Principles to Loan Commitments, which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, and are therefore required to be recorded at fair value. SAB 105 stipulates that in recording these commitments no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 were effective for loan commitment derivatives entered into after March 31, 2004. See Note I for further information about the Company’s loan commitment derivatives. The adoption of SAB 105 did not have a material effect on BancGroup’s financials.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model is to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 are effective for the first annual reporting period ending after December 15, 2003. Disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. The implementation of Issue 03-1 did not have a material effect on BancGroup’s financials.

Note D: Business Combinations

BancGroup completed the acquisition of P.C.B. Bancorp, Inc. (“PCB”) along with its wholly owned subsidiary banks on May 18, 2004. As of the closing date PCB had approximately $494 million in loans, $547 million in deposits and $688 million in total assets. The results of operations for the acquisition are included in the consolidated financial statements since that date. PCB operated 16 full service branches in several counties in Florida. This acquisition was the result of BancGroup’s ongoing effort to expand operations in high growth regions.

Total consideration for the transaction was $143.2 million, consisting of 6,030,434 shares of BancGroup common stock valued at $104.1 million, $35.6 million in cash, and stock options valued at $3.5 million. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

approximately $147.5 million. The value of the common stock issued was determined based on the average market price of BancGroup’s common shares over the five day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model. The transaction resulted in approximately $94.9 million of goodwill and $19.3 million of core deposit intangibles.

The following table presents unaudited proforma results of operations for the six and three months ended June 30, 2004 and 2003, as if the acquisition had occurred at January 1, 2003. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition had occurred at January 1, 2003:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(In thousands, except per share amount)
Net Interest Income	$286,646	$259,604	$146,962	$131,804
Net Income	83,909	76,247	42,026	39,133
Basic EPS	0.62	0.59	0.31	0.30
Diluted EPS	0.62	0.58	0.31	0.30

Note E: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Six Months Ended June 30,			Three Months Ended June 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
2004
Basic EPS	$82,448	128,598	$0.64	$43,334	130,130	$0.33
Effect of dilutive instruments:
Options		1,128			1,098

Diluted EPS	$82,448	129,726	$0.64	$43,334	131,228	$0.33

2003
Basic EPS	$73,377	123,896	$0.59	$37,747	124,055	$0.30
Effect of dilutive instruments:
Options		291			395
Convertible debentures	57	353		20	271

Diluted EPS	$73,434	124,540	$0.59	$37,767	124,721	$0.30

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note F: Segment Information

Through its wholly owned subsidiary, Colonial Bank, BancGroup has one primary line of business, commercial banking. Colonial Bank is a national bank that provides general banking services in 297 branches throughout six states. The Company also has approximately $12 million invested in certain non-banking entities, including $3.9 million in residential real estate developments and $8.1 million in a company providing internet and automated clearing house (“ACH”) services to banks.

The following tables reflect the approximate amounts of consolidated revenue and expense for the six and three months ended June 30, 2004 and 2003 for each segment:

Segment Data

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(dollars in thousands)
Six Months Ended June 30, 2004
Interest income	$397,953	$7	$397,960
Interest expense	116,409	4,809	121,218
Provision for loan losses	14,453	—	14,453
Noninterest income	70,254	693	70,947
Noninterest expense	205,873	2,441	208,314

Income/(loss) before income taxes	131,472	(6,550)	124,922
Income taxes	44,374	(1,900)	42,474

Net income (loss)	$87,098	$(4,650)	$82,448

Six Months Ended June 30, 2003
Interest income	$390,602	$49	$390,651
Interest expense	140,812	3,588	144,400
Provision for loan losses	18,870	—	18,870
Noninterest income	66,414	(87)	66,327
Noninterest expense	180,055	2,475	182,530

Income/(loss) before income taxes	117,279	(6,101)	111,178
Income taxes	39,423	(1,622)	37,801

Net income (loss)	$77,856	$(4,479)	$73,377

*	Includes eliminations of certain intercompany transactions.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(dollars in thousands)
Three Months Ended June 30, 2004
Interest income	$204,199	$7	$204,206
Interest expense	58,130	2,441	60,571
Provision for loan losses	6,519	—	6,519
Noninterest income	32,793	451	33,244
Noninterest expense	103,522	1,180	104,702

Income/(loss) before income taxes	68,821	(3,163)	65,658
Income taxes	23,303	(979)	22,324

Net income (loss)	$45,518	$(2,184)	$43,334

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(dollars in thousands)
Three Months Ended June 30, 2003
Interest income	$196,008	$24	$196,032
Interest expense	69,168	1,715	70,883
Provision for loan losses	10,810	—	10,810
Noninterest income	35,457	(14)	35,443
Noninterest expense	91,436	1,153	92,589

Income/(loss) before income tax	60,051	(2,858)	57,193
Income taxes	20,204	(758)	19,446

Net income (loss)	$39,847	$(2,100)	$37,747

* Includes eliminations of certain intercompany transactions.

Note G: Long-Term Borrowings

During the second quarter of 2004, FHLB advances totaling $103 million matured and $300 million were added. The additional $300 million in FHLB advances had maturities of 3 to 5 years, interest rates ranging from three month LIBOR plus 1.14% to 1.52% and contained caps on three month LIBOR ranging from 3% to 4%. In addition the Company entered into interest rate swaps in the second quarter of 2004 to convert the fixed interest rates on $300 million in existing FHLB advances bearing interest at an average rate of 5.07% to an average floating rate of three month LIBOR plus 1.18%.

During the first quarter of 2004, Colonial early extinguished $462 million in FHLB advances which bore interest at an average rate of 4.37%. These advances were replaced with a $200 million short term FHLB advance at an interest rate of 1.15% and a $200 million 24 month FHLB advance at an interest rate of 1.84%. The early extinguishment of long-term FHLB advances along with other debt extinguishment resulted in a net loss of $6.2 million in the first quarter of 2004.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note H: Guarantees

Colonial Bank issues financial guarantees in the form of financial and performance standby letters of credit as part of its ongoing business operations. Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2004, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than fifteen years. The maximum potential amount of future undiscounted payments Colonial Bank could be required to make under outstanding standby letters of credit was $215 million. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of June 30, 2004 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

Note I: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies.

Fair Value Hedges:

At June 30, 2004, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and fixed rate loans, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. All components of each interest rate swap’s gain or loss are included in the assessment of hedge effectiveness. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the six months ended June 30, 2004 and 2003. The notional values of the interest rate swaps were $250 million for the subordinated debt, $270 million for the junior subordinated debt, $105 million for the brokered CD’s, $400 million for the FHLB advances, and $7.2 million for the fixed rate loans as of June 30, 2004.

Commitments to Originate and Sell Mortgage Loans:

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, BancGroup enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS No. 133, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $27.2 million at June 30, 2004. The unrealized gains/losses of the origination and sales commitments were not material at June 30, 2004.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

BancGroup has also executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as Mortgage Loans Held for Sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. Forward sales commitments function as an economic hedge and mitigate BancGroup’s market risk on the retail mortgage loans and the short-term participations in loans. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at June 30, 2004 were $16.9 million and $525.1 million, respectively. Because the sales commitments are in place for such a short term, the unrealized gains/losses have been determined to be immaterial.

Options:

BancGroup from time to time entered into over-the-counter option contracts on bonds in its securities portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of June 30, 2004 and 2003.

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

The Company’s actual and pro forma information follows (in thousands except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$82,448	$73,377	$43,334	$37,747
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(730)	(878)	(371)	(410)

Pro forma net income	$81,718	$72,499	$42,963	$37,337

Basic earnings per share:
As reported	$0.64	$0.59	$0.33	$0.30
Pro forma	$0.64	$0.59	$0.33	$0.30
Diluted earnings per share
As reported	$0.64	$0.59	$0.33	$0.30
Pro forma	$0.63	$0.58	$0.33	$0.30

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note K: Pension Plan

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. BancGroup’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the frozen entry age actuarial method. The Company assesses its funded position quarterly. Actuarial computations for financial reporting purposes are based on the projected unit credit method. Pension expense is recorded based on estimates until the final actuarially-determined cost is known. The components of the net periodic benefit cost for the interim periods ended June 30, 2004 and 2003 are shown below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Components of net periodic benefit cost
Service cost	$2,935	$2,277	$1,521	$1,104
Interest cost	1,955	1,664	1,019	807
Expected return on plan assets	(2,021)	(1,090)	(1,010)	(545)
Amortization of transition asset	(2)	(2)	(1)	(1)
Amortization of prior service cost	4	4	2	2
Amortization of actuarial loss	403	293	216	142

Net periodic benefit cost	$3,274	$3,146	$1,747	$1,509

Note L: Securities (Other than Temporary Impairment)

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

	Less Than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. treasury obligations and direct obligations of U.S. government agencies	$180,292	$(13,060)	$—	$—	$180,292	$(13,060)
Obligations of state and political subdivisions	4,804	(46)	—	—	4,804	(46)
Federal agency mortgage backed securities	259,396	(15,306)	—	—	259,396	(15,306)
Federal agency collateralized mortgage obligations	1,262,292	(37,139)	—	—	1,262,292	(37,139)
Private collateralized mortgage obligations	952,198	(23,783)	—	—	952,198	(23,783)

Subtotal, debt securities	$2,658,982	$(89,334)	$—	$—	$2,658,982	$(89,334)

Total temporarily impaired securities	$2,658,982	$(89,334)	$—	$—	$2,658,982	$(89,334)

The securities above consist of government agency debentures, agency collateralized mortgage obligations (CMO’s) and mortgage-backed securities, AAA-rated private CMO’s and municipal obligations. As of June 30, 2004, there were 154 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which could require their liquidation.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements:

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies:

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2003 Annual Report on Form 10-K. There were no significant changes in these accounting policies during the first six months of 2004.

Overview:

Colonial BancGroup is a $17.6 billion financial services company providing diversified financial services including retail banking, commercial banking, insurance, and mortgage banking services through its branch network, private banking officers, ATMs and the internet as well as other distribution channels to consumers and businesses. Colonial’s branch network currently consists of 297 branch offices in Florida, Alabama, Georgia, Nevada, Tennessee and Texas. Colonial remains committed to a strategy of building a solid franchise in growth markets.

The following is a summary as of June 30, 2004 of assets, deposits and branches by state:

	% of Total Assets	% of Core (non-time) Deposits	% of Total Deposits	Number of Branches
Florida	48%	55%	49%	124
Alabama	27%	28%	34%	126
Georgia	9%	5%	7%	22
Texas	6%	6%	4%	12
Nevada	5%	5%	4%	13
Corporate/Other	5%	1%	2%	—

BancGroup reported net income for the six months and quarter ended June 30, 2004 of $82.4 and $43.3 million, a 12% and 15% increase over the $73.4 and $37.7 million recorded for the same periods of the previous year, respectively. Diluted earnings per share for the six months and quarter ended June 30, 2004 were $0.64 and $0.33 per share compared to $0.59 and $0.30 per share for the six months and quarter ended June 30, 2003, an 8% and 10% increase, respectively.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2003 to June 30, 2004 are as follows:

	December 31, 2003 to June 30, 2004 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Loans held for sale	$167,581	44.3%
Mortgage warehouse loans	58,582	6.0%
All other loans, net of unearned income	658,550	6.2%

Total loans, net of unearned income	717,132	6.2%
Securities available for sale and investment securities	235,524	7.6%
Total assets	1,319,717	8.1%
Non-time deposits	1,056,306	18.0%
Total deposits	1,117,530	11.4%
Short-term borrowings	(269,067)	(8.1)%
Long-term debt	363,872	18.7%
Shareholders’ equity	105,190	8.9%

Securities:

Securities increased $236 million, or 7.6%, from December 31, 2003. Securities increased at the same rate as total assets and remained at 19% of total assets at both June 30, 2004 and December 31, 2003. As a result of increasing interest rates and the related effect on the market value of the securities portfolio, unrealized losses on available for sale securities were $80.9 million at June 30, 2004 compared to $562,000 at December 31, 2003. BancGroup has the ability to retain these securities until maturity when full repayment would be received. Refer to Note L for additional information.

Loans and Mortgage Loans Held for Sale:

All other loans, net of unearned income, increased $659 million, or 6.2%, from December 31, 2003. The increase in loans from December 31, 2003 is primarily the result of the acquisition of PCB in May 2004 which accounted for $494 million of the increase with the remaining growth coming from the Company’s banking markets. Mortgage warehouse loan volume has a high degree of correlation with interest rate movements which directly impact mortgage refinancing activity. Mortgage warehouse loans increased $59 million from December 31, 2003 to June 30, 2004 as a result of a decline in mortgage rates in mid-March 2004.

Loans held for sale increased $168 million from December 31, 2003, with $167 million from mortgage warehouse related activity. The purpose of the mortgage warehouse component of held for sale is to accommodate the funding needs of its mortgage company customers, therefore these balances fluctuate with customer demand.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Commercial, financial, and agricultural	$989,135	$988,114
Commercial real estate:
Owner-occupied commercial real estate	1,011,376	886,919
Other commercial real estate	3,316,267	3,294,006

Total commercial real estate	4,327,643	4,180,925
Real estate-construction	3,525,469	3,134,366
Residential real estate	2,108,336	1,987,697
Installment and consumer	201,552	217,100
Mortgage warehouse	1,041,070	982,488
Other	112,831	98,221

Total Loans	12,306,036	11,588,911
Less: unearned income	(9)	(16)

Net Loans	$12,306,027	$11,588,895

Management believes that its existing distribution of loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s risk exposure. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans as of June 30, 2004.

Geographic Diversity of Construction and Commercial Real Estate Loans

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$585		$614
Geographic Diversity
Florida	$1,850,276	52.5%	$2,130,593	49.2%
Alabama	401,642	11.4%	874,972	20.2%
Georgia	439,699	12.4%	462,678	10.7%
Nevada	320,835	9.1%	264,912	6.1%
Texas	408,512	11.6%	248,010	5.8%
Other	104,505	3.0%	346,478	8.0%

Total	$3,525,469	100.0%	$4,327,643	100.0%

Property Type Distribution of Construction and Commercial Real Estate Loans

	% of Property Type Distribution to			% of Property Type Distribution to
Property Distribution	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
Residential Development and Lots	23.3%	6.7%	Retail	23.8%	8.4%
Land Only	21.6%	6.2%	Office	17.2%	6.0%
Residential Home Construction	16.0%	4.6%	Multi-Family	12.7%	4.5%
Condominiums	11.1%	3.2%	Warehouse	11.6%	4.1%
Retail	8.5%	2.4%	Other*	10.0%	3.5%
Other*	7.8%	2.2%	Lodging	7.7%	2.7%
Multi-Family	5.2%	1.5%	Healthcare	7.5%	2.7%
Office	3.8%	1.1%	Church or School	3.9%	1.4%
Commercial Development	2.7%	0.8%	Recreation	3.3%	1.1%

			Industrial	2.3%	0.8%

Total Construction	100.0%	28.7%	Total Commercial Real Estate	100.0%	35.2%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,131,597	$734,887
% of 75 largest loans to category total	32.1%	17.0%
Average Loan to Value Ratio (75 largest loans)	68.0%	68.7%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.38	x

Commercial real estate and construction loans combined had growth, excluding acquisitions, of $273 million, or 3.7%, from December 31, 2003 to June 30, 2004. The growth was diverse as far as product type. Geographically, the Florida locations continue to contribute most of the growth in these particular portfolios in line with our strategic plans. The acquisition of PCB in Florida in May 2004 contributed an additional $265 million to these portfolios in the second quarter. Colonial continues to focus its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represent approximately 17% of total loans at both June 30, 2004 and December 31, 2003. Substantially all of these loans are adjustable rate first and second mortgages on single-family, owner-occupied properties, and therefore, have generally low credit risk and low interest rate sensitivity.

BancGroup’s mortgage warehouse lending division provides lines of credit collateralized by residential mortgage loans to mortgage origination companies, predominantly in the Southeast. Mortgage warehouse loans outstanding at June 30, 2004 and December 31, 2003 were $1.0 billion and $982 million, respectively, with unfunded commitments of $841 million and $915 million at June 30, 2004 and December 31, 2003, respectively.

The Company has 35 credits with total commitments (funded and unfunded) of $842 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). At June 30, 2004, $443 million was funded under these commitments. The largest outstanding amount to any single borrower is approximately $71 million, with the average credit being approximately $12.7 million.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	75%—mortgage warehouse lines to 19 large institutions,

•	22%—14 commercial real estate facilities to 12 companies with headquarters located within Colonial’s existing markets,

•	2%—one operating facility to a large national corporation headquartered in Alabama.

•	1%—one unfunded international credit to a Latin American correspondent bank

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Allowance for loan losses—January 1	$138,549	$135,265
Charge-offs:
Commercial, financial, and agricultural	6,034	21,370
Real estate—commercial	2,949	9,344
Real estate—construction	2,049	1,528
Real estate—residential	1,394	5,297
Installment and consumer	1,087	2,507
Other	2,484	1,381

Total charge-offs	15,997	41,427

Recoveries:
Commercial, financial, and agricultural	1,557	2,052
Real estate—commercial	313	874
Real estate—construction	53	197
Real estate—residential	204	332
Installment and consumer	603	1,334
Other	408	1,167

Total recoveries	3,138	5,956

Net charge-offs	12,859	35,471
Provision for loan losses	14,453	37,378
Allowance added from bank acquisitions	6,857	1,377

Allowance for loan losses—end of period	$147,000	$138,549

Net charge-offs as a percentage of average net loans—(annualized basis):
Quarter to date	0.23%	0.30%
Year to date	0.22%	0.31%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all problem loans.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Aggregate loans for which interest is not being accrued	$34,994	$57,342
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	248	277

Total nonperforming loans*	35,242	57,619
Other real estate owned and repossessions	11,084	17,821

Total nonperforming assets*	$46,326	$75,440

Aggregate loans contractually past due 90 days for which interest is being accrued	$11,537	$10,802
Net charge-offs quarter-to-date	$6,852	$8,655
Net charge-offs year-to-date	$12,859	$35,471
Total nonperforming assets as a percent of net loans and other real estate	0.38%	0.65%
Allowance as a percent of net loans	1.19%	1.20%
Allowance as a percent of nonperforming assets*	317%	184%
Allowance as a percent of nonperforming loans*	417%	240%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets declined $29 million, or 39%, during the six months ended June 30, 2004 due to the sale, charge-off, and payoff of a number of larger assets including the sale of the Bank’s outstanding loans to Argentine Banks. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions, and the disproportionate impact of larger assets. Colonial has historically and consistently experienced favorable levels of nonperforming assets. The recent improvements in nonperforming assets and other credit quality measures are the result of additional improvements in collection, work-out and risk management efforts.

A loan is considered impaired if it is deemed probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In addition to nonaccrual loans, impaired loans may include past due loans that are well collateralized and in the process of collection. At June 30, 2004 and December 31, 2003, the recorded investment in loans for which impairment has been recognized totaled approximately $39.8 million and $59.9 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The allowance related to impaired loans for June 30, 2004 and December 31, 2003 was $10.7 million and $15.6 million, respectively. At June 30, 2004, impaired loans with an associated allowance totaled $24.5 million, while $15.3 million of impaired loans required no related allowance due to their fully collateralized status. The amount of interest income recognized and foregone on nonaccrual loans was not significant for all respective periods.

In addition to the loans reported as nonperforming loans above, management has identified approximately $288.9 million of loans which have been placed on a classified loan list. The status of all material loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable terms. At June 30, 2004, substantially all of these loans are current (paying on or before payment due date or less than 30 days past due) with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

Interest Rate Sensitivity:

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

On June 30, 2004 the Federal Reserve (Fed) increased the Fed Funds rate from 1.00% to 1.25%. In addition, an improved employment picture is leading the market to believe that the Fed may continue to increase the Fed Funds rate at a moderate pace during the second half of the year. As noted in the chart below, the Company would expect slight accretion if the Fed maintains its expected course.

The following table represents the output from the Company’s simulation model based on the balance sheet at June 30, 2004, when the Fed Funds Rate was 1.25%. The table measures the impact on net interest income, generated from the current balance sheet, of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1)
Basis Points change
+200	3.25%	2.4%
+100	2.25	0.8
No Rate Change	1.25	—
-100	0.25	1.4

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

Liquidity:

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

Non time deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Average non-time deposits for the second quarter of 2004 increased $1.3 billion or 26% (22% excluding the impact of the PCB acquisition) over the second quarter of 2003. The introduction in August 2003 and the continued promotion of a new money market account contributed $832 million of the increase. The acquisition of PCB resulted in $194 million in average non-time deposits for the second quarter of 2004. In contrast, average time deposits decreased $45 million from the second quarter of 2004 compared to the second quarter of 2003. These changes improved the percentage of average non-time deposits to average total deposits to 62% for the second quarter of 2004 compared to 56% for the second quarter of 2003.

The following table provides average non-time deposit growth by state from second quarter 2003 to second quarter 2004:

Florida (includes PCB)	65%
Alabama	20%
Nevada	6%
Georgia	5%
Texas	3%
Other	1%

100%

BancGroup lessened its short term funding position by adding $300 million of FHLB advances in the second quarter of 2004 with maturities of 3 to 5 years at floating rates. With this increase in long term funding and record total deposits at June 30, 2004 of $10.9 billion, short term wholesale funding improved to 18.7% of total funding sources at June 30, 2004 compared to 26.9% at June 30, 2003.

As part of its planning for future funding needs, BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to continued emphasis on deposit growth. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, borrowings collateralized by securities, fed funds purchased and brokered CD’s. Of total wholesale funding sources estimated to be available to the Company, BancGroup utilized 54% at June 30, 2004 compared to 66% at June 30, 2003.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting this criteria. Higher capital ratios may be required for any bank holding companies if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2004 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,232,709
Tier II Capital:
Allowable loan loss reserve	147,000
Subordinated debt	234,635
45% of net unrealized gains on available for sale equity securities	12

Total Capital	$1,614,356

Risk-Adjusted Assets	$13,170,513
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$16,895,145

	June 30, 2004	December 31, 2003
Tier I Leverage Ratio	7.30%	7.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.36%	9.35%
Total Capital Ratio	12.26%	12.49%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Average Volume and Rate

(unaudited)

	Three Months Ended June 30,
	2004			2003
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(1)	$10,940,598	$148,516	5.46%	$10,008,446	$150,977	6.12%
Mortgage warehouse loans	1,120,277	11,251	4.04%	1,592,472	14,492	3.60%
Loans held for sale	526,491	6,456	4.90%	364,505	4,982	5.47%
Investment securities and securities available for sale and other short-term investments(2)	3,434,358	38,463	4.48%	2,745,904	26,173	3.81%

Total interest earning assets	16,021,724	$204,686	5.13%	14,711,327	$196,624	5.35%

Non-earning assets	1,238,559			1,114,053

Total assets	$17,260,283			$15,825,380

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$4,320,746	$9,254	0.86%	$3,306,725	$7,004	0.85%
Time deposits	3,954,689	24,148	2.46%	3,999,866	28,964	2.90%
Short-term borrowings	3,205,953	8,213	1.03%	3,373,589	10,857	1.29%
Long-term debt	2,296,243	18,956	3.32%	2,108,847	24,058	4.56%

Total interest bearing liabilities	13,777,631	$60,571	1.77%	12,789,027	$70,883	2.22%

Noninterest bearing demand deposits	2,166,471			1,846,827
Other liabilities	75,206			86,737

Total liabilities	16,019,308			14,722,591
Shareholders’ equity	1,240,975			1,102,789

Total liabilities and shareholders’ equity	$17,260,283			$15,825,380

RATE DIFFERENTIAL			3.36%			3.13%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS(3)		$144,115	3.61%		$125,741	3.42%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

Average Volume and Rate

(unaudited)

	Six Months Ended June 30,
	2004			2003
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(1)	$10,765,744	$293,706	5.48%	$9,953,583	$302,317	6.04%
Mortgage warehouse loans	1,001,789	19,882	3.99%	1,535,438	27,867	3.61%
Loans held for sale	431,183	10,968	5.09%	291,226	7,597	5.22%
Investment securities and securities available for sale and other short-term investments(2)	3,316,166	74,390	4.49%	2,742,185	54,082	3.98%

Total interest earning assets	15,514,882	$398,946	5.16%	14,522,432	$391,863	5.43%

Non-earning assets	1,180,865			1,069,484

Total assets	$16,695,747			$15,591,916

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$4,112,686	$17,204	0.84%	$3,262,264	$13,937	0.86%
Time deposits	3,937,965	48,598	2.48%	4,132,626	61,424	3.00%
Short-term borrowings	3,020,162	15,260	1.02%	3,113,713	20,641	1.34%
Long-term debt	2,278,967	40,156	3.54%	2,120,105	48,398	4.60%

Total interest bearing liabilities	13,349,780	$121,218	1.83%	12,628,708	$144,400	2.30%

Noninterest bearing demand deposits	2,048,794			1,786,958
Other liabilities	76,356			82,322

Total liabilities	15,474,930			14,497,988
Shareholders’ equity	1,220,817			1,093,928

Total liabilities and shareholders’ equity	$16,695,747			$15,591,916

RATE DIFFERENTIAL			3.33%			3.13%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS(3)		$277,728	3.59%		$247,463	3.42%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended June 30, 2004 Change from 2003
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
All other loans, net of unearned income	$(2,461)	$14,158	$(16,619)
Mortgage warehouse loans	(3,241)	(4,764)	1,523
Loans held for sale	1,474	2,032	(558)
Investment securities and securities available for sale and other short-term investments	12,290	7,222	5,068

Total interest income	8,062	18,648	(10,586)

INTEREST EXPENSE:
Interest bearing deposits	2,250	2,155	95
Time deposits	(4,816)	(331)	(4,485)
Short-term borrowings	(2,644)	(525)	(2,119)
Long-term debt	(5,102)	1,957	(7,059)

Total interest expense	(10,312)	3,256	(13,568)

Net interest income	$18,374	$15,392	$2,982

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Six Months Ended June 30, 2004 Change from 2003
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
All other loans, net of unearned income	$(8,611)	$21,843	$(30,454)
Mortgage warehouse loans	(7,985)	(10,581)	2,596
Loans held for sale	3,371	3,569	(198)
Investment securities and securities available for sale and other short-term investments	20,308	12,627	7,681

Total interest income	7,083	27,458	(20,375)

INTEREST EXPENSE:
Interest bearing deposits	3,267	3,577	(310)
Time deposits	(12,826)	(2,742)	(10,084)
Short-term borrowings	(5,381)	(593)	(4,788)
Long-term debt	(8,242)	3,450	(11,692)

Total interest expense	(23,182)	3,692	(26,874)

Net interest income	$30,265	$23,766	$6,499

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Net Interest Income:

Net interest income represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax equivalent basis increased $18.4 million or 14.6% to $144.1 million for the quarter ended June 30, 2004 from $125.7 million for the quarter ended June 30, 2003. Net interest margin increased for the third consecutive quarter to 3.61% for the second quarter of 2004, an increase of 19 basis points from 3.42% for the second quarter of 2003.

Net interest income on a tax equivalent basis increased $30.3 million or 12.2% to $277.7 million for the six months ended June 30, 2004 from $247.4 million for the six months ended June 30, 2003. Net interest margin improved 17 basis points to 3.59% for the six months ended June 30, 2004 compared to 3.42% for the same period in 2003.

The contributors to the increase in net interest income for both the quarter and six months are reflected on the previous tables. The primary contributors were growth in earning assets, improved yield on securities, growth in non-time deposits and lower funding costs partially offset by lower yields on all other loans and loans held for sale.

For the second quarter 2004, as compared to the same period in 2003, average earning assets increased 8.9% or $1.3 billion, including $266 million from the PCB acquisition, to $16 billion compared to $14.7 billion for the second quarter 2003. This increase was due to a $932.2 million increase in average loans, excluding mortgage warehouse, and a $688.5 million increase in average securities, offset by a reduction in average mortgage warehouse loans of $472.2 million. Overall for the second quarter 2004 versus 2003, the increase in net interest income attributable to higher earning assets was $18.6 million. For the six months ended June 30, 2004, as compared to the same period in 2003, average earning assets increased 6.8% or $1.0 billion to $15.5 billion compared to $14.5 billion for the six months ended June 30, 2003. This increase was due to an $812.2 million increase in average loans, excluding mortgage warehouse, and a $574 million increase in average securities, offset by a reduction in average mortgage warehouse loans of $533.6 million. Overall for the six months ended June 30, 2004 versus 2003, the increase in net interest income attributable to higher earning assets was $27.5 million. Please refer to the Financial Condition section of this report for further discussion of these asset changes.

The yield on securities improved 67 basis points and 51 basis points while the yield on all other loans declined 66 basis points and 56 basis points for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The improvement in securities yields was partially the result of the sale in the first quarter of $710 million in securities with an average yield of 4.37% and reinvestment in securities with an average yield of 4.62%, as well as the impact of lower premium amortization from slower mortgage prepayments and higher reinvestment rates on investment portfolio cash flows. Loan yields continued to decline in the second quarter due to the continued repricing of older fixed rate loans. As a result of these changes the average yield on earning assets declined 22 basis points and 27 basis points for the three and six months ended June 30, 2004 compared to the same periods in 2003.

Overall funding cost improved 45 basis points and 47 basis points for the second quarter and first six months of 2004 compared to the same periods in 2003 primarily as a result of: non-time deposit growth; repricing of time deposits and short term borrowings in a lower rate environment; and changes to the structure of various long term debt instruments. Average non-time deposits grew 26% and 22% for the three and six months ended June 30, 2004 compared to the same periods in 2003. Growth in non-time deposits was partially offset by a decline in time deposits due to lower customer demand for these types of deposits. As a result average non-time deposits were 62% and 61% of average total deposits for the second quarter and six months ended June 30, 2004 compared to 56% and 55% for the same periods in 2003. The cost of long term debt declined 124 basis points and 106 basis points for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This decline was primarily due to the conversion of fixed rates to floating rates on certain debt instruments through interest rate swaps as well as the addition of floating rate instruments in the second quarter of 2004. Please refer to Note G of this report for further discussion of changes in long term debt.

Loan Loss Provision:

The provision for loan losses for the quarter ended June 30, 2004 was $6.5 million compared to $10.8 million for the same period in 2003. Year to date loan loss provision for 2004 was $14.5 million compared to $18.9 million in 2003. Net charge-offs were $6.9 million and $12.9 million, or 0.23% and 0.22% annualized as a percent of average net loans, for the three and six months ended June 30, 2004, respectively, and $10.9 million and $16.5 million, or 0.37% and 0.29%, for the same periods in 2003. Due to numerous factors including a lower charge-off level, lower levels of impaired loans, and improvement in loans classified as other potential problems, the Company’s reserve methodology resulted in a lower provision as compared to the prior year.

At June 30, 2004 BancGroup had a 417% reserve coverage of nonperforming loans compared to 240% at December 31, 2003 and 210% at June 30, 2003. Nonperforming assets as a percent of net loans and other real estate was 0.38% at June 30, 2004 compared to 0.65% at December 31, 2003 and 0.71% at June 30, 2003. See management’s discussion of nonperforming assets and summary of loan losses presented in the Financial Condition section of this report.

Noninterest Income:

Noninterest income, excluding securities gains and losses, remained even for the three months ended June 30, 2004 compared to the same period in 2003, and increased $1.3 million, or 2.1%, for the six months ended June 30, 2004 as compared to the same period in 2003. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage banking income and securities gains (losses).

Service charges on deposit accounts increased $1.7 million, or 12.5%, for the three months ended June 30, 2004 over the same period in 2003 and $4.1 million, or 16.5%, for the six months ended June 30, 2004 over 2003. These increases are primarily the result of growth in deposits of 19% since June 30, 2003 and an increase in NSF fees.

Financial planning services revenue increased $490,000, or 14.0%, for the three months ended June 30, 2004 from the same period in 2003 and decreased $654,000, or 8.4%, for the six months ended June 30, 2004 over 2003. This increase for the three months ended June 30, 2004 is the result of an increase in sales of annuity products partially offset by a decrease in security sales and a decrease in trust service revenue. The decrease for the six months ended June 30, 2004 is primarily the result of a decline in sales of investment and annuity products that occurred in the first quarter of 2004 and lower income from trust services in the first and second quarters of 2004 as compared to the same periods in 2003.

Electronic banking revenues include fees from the Company’s ATM network, business and personal check cards and internet banking. Noninterest income from electronic banking services increased $470,000, or 17.3%, for the three months ended June 30, 2004, compared to the same period in 2003 and $849,000, or 16.5%, for the six months ended June 30, 2004 compared to 2003. The increase for both periods is primarily the result of deposit growth, increased check card activations and usage driven by the “Say Credit” ATM receipt promotion and the Visa rewards programs, and an increase in usage of the Company’s internet banking product.

Mortgage banking fees decreased $3.8 million, or 61.3%, for the three months ended June 30, 2004 compared to the same period in 2003 and $6.4 million, or 59.3%, for the six months ended June 30, 2004 compared to 2003. The decreases are a direct result of the increase in mortgage rates which resulted in a drop off in refinancing activity as compared to last year.

Securities gains for the six months ended June 30, 2004 were $7.1 million compared to $3.7 million for the same period in 2003. Securities losses were $392,000 for the three months ended June 30, 2004 compared to securities gains of $1.9 million for the same period in 2003. Refer to the Net Interest Income section for further discussion of the securities transactions.

Other income increased $1.3 million, or 16.2%, and $3.3 million, or 23.7%, for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. The increase for the three months ended June 30, 2004 includes an increase in income from bank-owned life insurance of $669,000, and an increase in income from real estate joint ventures of $870,000. The increase for the six months ended June 30, 2004 includes an increase in income from bank-owned life insurance of $1.7 million, and an increase in income from real estate joint ventures of $1.3 million.

Noninterest Expenses:

Noninterest expense increased $12.1 million, or 13.1%, for the three months ended June 30, 2004 as compared to the same period in 2003. Noninterest expense, excluding loss on early extinguishment of debt of $6.2 million, increased $19.6 million, or 10.7%, for the six months ended June 30, 2004 as compared to the same period in 2003. Annualized noninterest expense excluding loss on early extinguishment of debt to average assets was 2.43% and 2.42% for the three and six months ended June 30, 2004, respectively, as compared to 2.34% for the same periods in 2003. BancGroup added 30 new branches to its franchise over the past 12 months - 13 new branches and 17 acquired branches. These new locations and related acquisition expense increased noninterest expense by 6% over the second quarter of 2003 and 4% over the six months ended June 30, 2004, as compared to 2003. The remaining increase relates to salaries and benefits, technology enhancements, and other miscellaneous operating expenses, such as advertising and legal expense. Three of PCB’s four banks were converted to Colonial’s information technology systems on June 24, 2004. The fourth PCB bank is expected to be integrated into Colonial’s operating systems in August. The Company incurred approximately $1.2 million in one time merger related expenses in the second quarter and anticipates approximately $750,000 in additional one time expenses to be recorded in the third quarter of 2004. Full cost savings from integration should be realized during the fourth quarter of 2004.

Salaries and benefits increased $6.1 million, or 12.7%, and $9.7 million, or 10.1%, for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. The increases resulted from new branch openings, the acquisition of PCB, normal salary increases, addition of employees in key strategic areas, increase in health benefit costs and increased incentive plan compensation partially offset by a decrease in commissions due to a reduction in mortgage banking and financial planning services revenue previously discussed.

Occupancy and equipment expense increased $1.4 million, or 6.9%, and $3.1 million, or 7.8%, for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. The increases are primarily the result of new branch openings and the acquisition of PCB as previously discussed, as well as an investment in a new information technology center with expanded capacity and continued technology enhancements.

The increase in amortization of intangibles and merger related expenses are a direct result of the acquisition of PCB in May, 2004. Amortization of intangibles increased $304,000, or 28.0%, and $341,000, or 16.7%, for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. Merger related expenses increased $1.1 million for both the three and six months ended June 30, 2004 as compared to the same periods in 2003.

The $6.2 million loss on early extinguishment of debt for the six months ended June 30, 2004 was the result of the early payoff of FHLB advances and other borrowings. Refer to the Net Interest Income section for further discussion.

The remaining increases in other expense of $3.2 million and $5.4 million for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively, are the result of the opening of new branches, acquisition of PCB, additional advertising expenses as a result of the Company’s emphasis on deposit growth as well as increases in normal operating expenses including legal fees, regulatory assessment fees and other real estate expenses.

Provision For Income Taxes:

BancGroup’s provision for income taxes is based on an approximate 34.0% estimated annual effective tax rate for the years 2004 and 2003. The provisions for income taxes for the three months ended June 30, 2004 and 2003 were $22.3 million and $19.4 million respectively. The year to date provisions for income taxes ended June 30, 2004 and 2003 were $42.5 million and $37.8 million, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note B—Contingencies

Item 2. Changes in Securities and Use of Proceeds—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2004, the annual meeting of the shareholders of Colonial BancGroup was held. The only matter considered was the election of directors. The following table lists what directors were elected, the votes cast for them or withheld and the percentage of the votes cast for such directors out of the total of votes cast.

The following directors were elected for a term expiring in 2007:

	For	Withheld	Percent for
Robert S. Craft	106,922,875	1,759,985	98.4
Hubert L. Harris, Jr.	107,687,990	994,870	99.1
Clinton O. Holdbrooks	105,737,682	2,945,178	97.4
Harold D. King	105,721,232	2,961,628	97.3
Robert E. Lowder	106,744,843	1,938,017	98.2
John C. H. Miller, Jr.	104,099,997	4,582,863	95.9
James W. Rane	107,654,568	1,028,292	99.1

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2006: Lewis E. Beville, Jerry J. Chesser, John Ed Mathison, Joe D. Mussafer, Frances E. Roper and Edward V. Welch.

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

(b) Reports on Form 8-K

1. Form 8-K—was furnished on July 19, 2004 as Regulation F-D Disclosure in regard to second quarter 2004 earnings.

2. Form 8-K—was furnished on April 21, 2004 as Regulation F-D Disclosure in regard to presentations made by management at the Registrant’s annual shareholders meeting.

3. Form 8-K—was furnished on April 16, 2004 as Regulation F-D Disclosure in regard to first quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date: August 6, 2004	By:	/s/ SHEILA MOODY
Sheila Moody Its Chief Accounting Officer