Form 10-Q
period 2004-09-30
COLONIAL BANCGROUP INC
filed 2004-11-04
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

COMMISSION FILE NUMBER 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Street

Montgomery, Alabama 36104

(Address of principal executive offices)

(334) 240-5000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $2.50 Par Value	133,741,565

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition— September 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statements of Income—Nine months ended September 30, 2004 and September 30, 2003, and three months ended September 30, 2004 and September 30, 2003	5

	Condensed Consolidated Statements of Comprehensive Income—Nine months ended September 30, 2004 and September 30, 2003, and three months ended September 30, 2004 and September 30, 2003	6

	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Nine months ended September 30, 2004	7

	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2004 and September 30, 2003	8

	Notes to the Unaudited Condensed Consolidated Financial Statements— September 30, 2004	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34

SIGNATURE		35

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2004 and beyond; (ii) increases in competitive pressure in the banking industry or other factors that may reduce non-interest income; (iii) economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent and future acquisitions are not fully realized; (v) adverse changes in the interest rate environment which may reduce or expand margins or adversely affect critical estimates as applied and projected returns on investments; (vi) management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(Dollars in thousands except share data)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$335,836	$329,152
Interest bearing deposits in banks	11,308	16,565
Federal funds sold and securities purchased under agreements to resell	262,415	—
Securities available for sale	3,520,259	3,100,321
Investment securities (market value of $7,180 and $11,006, respectively)	6,759	10,387
Loans held for sale	508,317	378,324
Total loans, net of unearned income:
Mortgage warehouse loans	1,050,990	982,488
All other loans	11,511,363	10,606,407
Less: Allowance for loan losses	(147,058)	(138,549)

Loans, net	12,415,295	11,450,346
Premises and equipment, net	268,249	246,170
Goodwill	349,030	253,476
Other intangibles, net	43,530	28,714
Bank owned life insurance	212,290	182,857
Accrued interest and other assets	258,011	276,990

TOTAL ASSETS	$18,191,299	$16,273,302

LIABILITIES
Deposits:
Noninterest bearing demand deposits	$2,364,758	$2,021,901
Interest bearing demand deposits	4,213,962	3,314,328
Savings deposits	562,333	531,419
Time deposits	4,041,032	3,900,944

Total deposits	11,182,085	9,768,592
FHLB short-term borrowings	978,330	1,162,240
Other short-term borrowings	2,260,891	2,149,400
Subordinated debt	278,225	278,428
Junior subordinated debt	315,552	299,917
FHLB long-term debt	1,434,966	1,064,969
Other long-term debt	300,000	300,000
Accrued expenses and other liabilities	67,463	71,451

Total liabilities	16,817,512	15,094,997
Commitments and contingencies (Notes B and H)

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value; 200,000,000 shares authorized; 133,617,232 and 126,974,668 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	334,043	317,437
Additional paid in capital	333,791	237,134
Retained earnings	697,215	625,326
Unearned compensation	(648)	(1,134)
Accumulated other comprehensive income (loss), net of taxes	9,386	(458)

Total shareholders’ equity	1,373,787	1,178,305

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,191,299	$16,273,302

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$500,068	$505,831	$175,699	$168,313
Interest and dividends on securities	112,506	79,617	39,406	26,896
Other interest	1,297	545	806	133

Total interest income	613,871	585,993	215,911	195,342

INTEREST EXPENSE:
Interest on deposits	101,693	107,419	35,891	32,058
Interest on short-term borrowings	25,902	30,454	10,642	9,813
Interest on long-term debt	59,699	72,293	19,543	23,895

Total interest expense	187,294	210,166	66,076	65,766

NET INTEREST INCOME	426,577	375,827	149,835	129,576
Provision for loan losses	21,606	28,176	7,153	9,306

Net Interest Income After Provision for Loan Losses	404,971	347,651	142,682	120,270
NONINTEREST INCOME:
Service charges on deposit accounts	44,247	39,377	15,033	14,304
Financial planning services	10,137	11,525	3,030	3,764
Electronic banking	9,149	7,632	3,157	2,489
Mortgage banking	6,525	14,990	2,162	4,274
Securities gains, net	7,417	3,859	367	142
Other income	26,532	22,713	9,311	8,796

Total noninterest income	104,007	100,096	33,060	33,769

NONINTEREST EXPENSE:
Salaries and employee benefits	160,492	145,625	55,509	50,295
Occupancy expense of bank premises, net	37,634	32,996	13,305	11,344
Furniture and equipment expenses	28,599	27,564	9,857	9,248
Amortization of intangible assets	4,438	3,257	1,925	1,085
Merger related expenses	1,934	185	662	—
Loss on early extinguishment of debt	6,183	—	—	—
Other expenses	75,575	68,136	25,283	23,261

Total noninterest expense	314,855	277,763	106,541	95,233
INCOME BEFORE INCOME TAXES	194,123	169,984	69,201	58,806
Applicable income taxes	66,002	57,795	23,528	19,994

NET INCOME	$128,121	$112,189	$45,673	$38,812

EARNINGS PER SHARE:
Basic	$0.98	$0.90	$0.34	$0.31
Diluted	$0.98	$0.90	$0.34	$0.31
AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	130,267	124,050	133,568	124,354
Diluted	131,405	124,826	134,730	124,997
DIVIDENDS DECLARED PER SHARE	$0.435	$0.42	$0.145	$0.14

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
NET INCOME	$128,121	$112,189	$ 45,673	$38,812
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Unrealized gains (losses) on securities available for sale arising during the period, net of taxes	14,739	(24,224)	62,184	(33,583)
Less: reclassification adjustment for net gains included in net income, net of taxes	(4,895)	(2,547)	(242)	(93)

COMPREHENSIVE INCOME	$137,965	$ 85,418	$107,615	$ 5,136

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	126,974,668	$317,437	$237,134	$625,326	$(1,134)	$(458)	$1,178,305
Shares issued under company plans	612,130	1,530	4,188		486		6,204
Issuance of shares for business combination	6,030,434	15,076	92,469				107,545
Net income				128,121			128,121
Cash dividends ($.435 per share)				(56,232)			(56,232)
Change in unrealized gain (loss) on securities available for sale, net of taxes						9,844	9,844

Balance, September 30, 2004	133,617,232	$334,043	$333,791	$697,215	$(648)	$9,386	$1,373,787

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,807	$125,883
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	311,859	1,084,832
Proceeds from sales of securities available for sale	1,143,993	740,176
Purchase of securities available for sale	(1,781,531)	(2,113,723)
Proceeds from maturities of investment securities	3,661	9,095
Net (increase) decrease in loans	(485,711)	268,904
Net cash received in bank acquisitions	31,312	—
Capital expenditures	(34,191)	(28,815)
Purchase of bank owned life insurance	—	(80,000)
Proceeds from sale of other real estate owned	19,595	15,600
Proceeds from sale of fixed assets	1,808	4,684
Other, net	3,110	(6,090)

NET CASH USED IN INVESTING ACTIVITIES	(786,095)	(105,337)

Cash flows from financing activities:
Net increase (decrease) in demand, savings, and time deposits	866,560	(14,507)
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	398,731	(376,043)
Proceeds from issuance of long-term debt	500,000	453,093
Repayment of long-term debt	(696,909)	(86,046)
Proceeds from issuance of common stock	4,980	2,717
Dividends paid ($0.435 and $0.42 per share for 2004 and 2003, respectively)	(56,232)	(52,062)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,017,130	(72,848)

Net increase (decrease) in cash and cash equivalents	263,842	(52,302)
Cash and cash equivalents at beginning of year	345,717	419,421

Cash and cash equivalents at September 30	$609,559	$367,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$191,641	$220,143
Income taxes	58,000	52,000
Non-cash investing activities:
Transfer of loans to other real estate	$11,532	$14,297
Recognition of the equity investments in the special purpose trusts	—	8,598
Non-cash financing activities:
Conversion of subordinated debentures to stock	$—	$3,023
Assets (non-cash) acquired in business combinations	724,216	—
Liabilities assumed in business combinations	647,983	—
Removal of the special purpose trusts’ preferred securities	—	296,827
Recognition of the junior subordinated debts in the special purpose trusts	—	305,425

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

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of September 30, 2004 and the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003. All 2004 interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentations.

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions and assertions from normal business activities. Management does not anticipate that the ultimate liability arising from such matters outstanding at September 30, 2004 will have a materially adverse effect on BancGroup’s financial condition and results of operations as reported in its financial statements.

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

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected should be recognized as a valuation allowance. This SOP prohibits “carrying over” or creation of

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management will assess the impact this SOP could have on future acquisitions, results of operations, financial position, and liquidity.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the FASB staff issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. See Note L for BancGroup’s disclosures under Issue 03-1.

Note D: Business Combinations

BancGroup completed the acquisition of P.C.B. Bancorp, Inc. (“PCB”) along with its wholly owned subsidiary banks on May 18, 2004. As of the closing date PCB had approximately $494 million in loans, $547 million in deposits and $688 million in total assets. The results of operations for the acquisition are included in the consolidated financial statements since that date. PCB operated 16 full service branches in several counties in Florida. This acquisition was part of BancGroup’s ongoing effort to expand operations in high growth regions.

Total consideration for the transaction was $143.2 million, consisting of 6,030,434 shares of BancGroup common stock valued at $104.1 million, $35.6 million in cash, and stock options valued at $3.5 million. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

approximately $148.0 million. The value of the common stock issued was determined based on the average market price of BancGroup’s common shares over the five day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model. The transaction resulted in approximately $95.4 million of goodwill and $19.3 million of core deposit intangibles.

The following table presents unaudited proforma results of operations for the nine and three months ended September 30, 2004 and 2003, as if the acquisition had occurred at January 1, 2003. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition had occurred at January 1, 2003:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$436,481	$395,815	$149,835	$136,211
Net Income	129,582	116,623	45,673	40,376
Basic EPS	0.95	0.90	0.34	0.31
Diluted EPS	0.94	0.89	0.34	0.31

In September 2004, BancGroup announced the signing of a definitive agreement to acquire Union Bank of Florida (Union). Union operates 18 full service branches in Miami-Dade, Broward, and Palm Beach Counties. At September 30, 2004, Union had total assets of $1 billion, loans of $639 million and deposits of $717 million. Total consideration for the transaction is approximately $233 million based on $20 per share of BancGroup stock. The aggregate consideration consists of approximately 75% cash and 25% stock, subject to the limitation that BancGroup will issue no less than 2.65 million and no more than 3.24 million shares in the transaction. The transaction is expected to be completed in the first quarter of 2005.

Note E: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Nine Months Ended September 30,			Three Months Ended September 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2004
Basic EPS	$128,121	130,267	$0.98	$45,673	133,568	$0.34
Effect of dilutive instruments:
Options	—	1,138		—	1,162

Diluted EPS	$128,121	131,405	$0.98	$45,673	134,730	$0.34

2003
Basic EPS	$112,189	124,050	$0.90	$38,812	124,354	$0.31
Effect of dilutive instruments:
Options		423			643
Convertible debentures	57	353		—	—

Diluted EPS	$112,246	124,826	$0.90	$38,812	124,997	$0.31

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note F: Segment Information

Through its wholly owned subsidiary, Colonial Bank, BancGroup has one primary line of business, commercial banking. Colonial Bank is a national bank that provides general banking services in 289 branches. Corporate/other includes the activities of the holding company, its debt instruments and the results of certain non-banking entities.

The following tables reflect the approximate amounts of consolidated revenue and expense for the nine and three months ended September 30, 2004 and 2003 for each segment:

Segment Data

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(dollars in thousands)
Nine Months Ended September 30, 2004
Interest income	$613,871	$ —	$613,871
Interest expense	179,783	7,511	187,294
Provision for loan losses	21,606	—	21,606
Noninterest income	103,117	890	104,007
Noninterest expense	311,107	3,748	314,855

Income (loss) before income taxes	204,492	(10,369)	194,123
Income taxes	69,018	(3,016)	66,002

Net income (loss)	$135,474	$(7,353)	$128,121

Nine Months Ended September 30, 2003
Interest income	$585,975	$ 18	$585,993
Interest expense	204,698	5,468	210,166
Provision for loan losses	28,176	—	28,176
Noninterest income	99,981	115	100,096
Noninterest expense	273,766	3,997	277,763

Income (loss) before income taxes	179,316	(9,332)	169,984
Income taxes	60,296	(2,501)	57,795

Net income (loss)	$119,020	$(6,831)	$112,189

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Continuing Operations
	Commercial Banking	Corporate/ Other*	Consolidated BancGroup
	(dollars in thousands)
Three Months Ended September 30, 2004
Interest income	$215,918	$ (7)	$215,911
Interest expense	63,374	2,702	66,076
Provision for loan losses	7,153	—	7,153
Noninterest income	32,863	197	33,060
Noninterest expense	105,234	1,307	106,541

Income (loss) before income taxes	73,020	(3,819)	69,201
Income taxes	24,644	(1,116)	23,528

Net income (loss)	$48,376	$(2,703)	$45,673

Three Months Ended September 30, 2003
Interest income	$195,372	$(30)	$195,342
Interest expense	63,885	1,881	65,766
Provision for loan losses	9,306	—	9,306
Noninterest income	33,567	202	33,769
Noninterest expense	93,710	1,523	95,233

Income (loss) before income tax	62,038	(3,232)	58,806
Income taxes	20,877	(883)	19,994

Net income (loss)	$41,161	$(2,349)	$38,812

* Includes eliminations of certain intercompany transactions.

Note G: Long-Term Borrowings

During the third quarter of 2004, the Company entered into interest rate swap agreements to convert $175 million in existing FHLB advances to an average floating rate of three month LIBOR plus 1.108%. These advances originally had an average fixed rate of 4.85%.

During the second quarter of 2004, $300 million of FHLB advances were added with maturities of three to five years, interest rates ranging from three month LIBOR plus 1.14% to 1.52% and caps on three month LIBOR ranging from 3% to 4%. In addition the Company entered into interest rate swap agreements in the second quarter of 2004 to convert $300 million in existing FHLB advances to an average floating rate of three month LIBOR plus 1.18%. These advances originally had an average fixed rate of 5.07%.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note H: Guarantees

Colonial Bank issues financial guarantees in the form of financial and performance standby letters of credit as part of its ongoing business operations. Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party for which it receives a fee. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2004, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than 15 years. The maximum potential amount of future undiscounted payments Colonial Bank could be required to make under outstanding standby letters of credit was $210 million. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of September 30, 2004 was not material to the Company’s consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

Note I: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies.

Fair Value Hedges:

At September 30, 2004, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and fixed rate loans, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the nine months ended September 30, 2004 and 2003. The related balances of all interest rate swaps as of September 30, 2004 and December 31, 2003 are shown below:

September 30, 2004
Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swap	$250,000	$20,501	Fixed Rate Subordinated Debt
Interest rate swap	270,000	13,109	Fixed Rate Junior Subordinated Debt
Interest rate swap	105,000	220	Fixed Rate Brokered CD’s
Interest rate swap	575,000	17,299	Fixed Rate Long-Term FHLB Advances
Interest rate swap	6,433	(56)	Fixed Rate Commercial Loans

December 31, 2003
Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swap	$250,000	$20,704	Fixed Rate Subordinated Debt
Interest rate swap	270,000	13,319	Fixed Rate Junior Subordinated Debt
Interest rate swap	60,000	(54)	Fixed Rate Brokered CD’s
Interest rate swap	2,333	(150)	Fixed Rate Commercial Loans

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Commitments to Originate and Sell Mortgage Loans:

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, BancGroup enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS No. 133, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $23.6 million at September 30, 2004. The unrealized gains/losses of the origination and sales commitments were not material at September 30, 2004.

BancGroup has also executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as Mortgage Loans Held for Sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. Forward sales commitments function as an economic hedge and mitigate BancGroup’s market risk on the retail mortgage loans and the short-term participations in loans. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at September 30, 2004 were $19.6 million and $488.7 million, respectively. Because the sales commitments are in place for such a short term, the unrealized gains/losses have been determined to be immaterial.

Options:

BancGroup from time to time enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of September 30, 2004 and December 31, 2003.

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

The Company’s actual and pro forma information follows (in thousands except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$128,121	$112,189	$45,673	$38,812
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,023)	(1,238)	(292)	(359)

Pro forma net income	$127,098	$110,951	$45,381	$38,453

Basic earnings per share:
As reported	$0.98	$0.90	$0.34	$0.31
Pro forma	$0.98	$0.89	$0.34	$0.31
Diluted earnings per share
As reported	$0.98	$0.90	$0.34	$0.31
Pro forma	$0.97	$0.89	$0.34	$0.31

Note K: Pension Plan

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. BancGroup’s policy is to contribute annually an amount to adequately fund the plan. During the third quarter of 2004 the Company made a contribution to the plan in the amount of $7.6 million which is the total amount expected for the year. Actuarial computations for financial reporting purposes are based on the projected unit credit method. Pension expense is recorded based on estimates until the final actuarially-determined cost is known. The components of the net periodic benefit cost for the interim periods ended September 30, 2004 and 2003 are shown below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Components of net periodic benefit cost
Service cost	$4,230	$3,408	$1,295	$1,131
Interest cost	2,822	2,476	867	812
Expected return on plan assets	(3,031)	(1,632)	(1,010)	(542)
Amortization of transition asset	(3)	(3)	(1)	(1)
Amortization of prior service cost	6	6	2	2
Amortization of actuarial loss	586	487	183	194

Net periodic benefit cost	$4,610	$4,742	$1,336	$1,596

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note L: Securities (Other than Temporary Impairment)

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004.

	Less Than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Direct obligations of U.S. government agencies	$98,825	$(1,175)	$71,955	$(3,276)	$170,780	$(4,451)
Obligations of state and political subdivisions	354	(8)	—	—	354	(8)
Federal agency mortgage backed securities	193,414	(5,280)	25,827	(744)	219,241	(6,024)
Federal agency collateralized mortgage obligations	164,851	(990)	29,568	(545)	194,419	(1,535)
Private collateralized mortgage obligations	624,844	(6,063)	—	—	624,844	(6,063)

Total temporarily impaired securities	$1,082,288	$(13,516)	$127,350	$(4,565)	$1,209,638	$(18,081)

The securities above consist of government agency debentures, agency collateralized mortgage obligations (“CMO’s”) and mortgage-backed securities, AAA-rated private CMO’s and municipal obligations. As of September 30, 2004, there were 67 securities carried at an unrealized loss. The losses were caused by changes in market interest rates. BancGroup expects to receive full payment of principal and interest on the securities. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment should be received.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements:

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies:

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2003 Annual Report on Form 10-K. There were no significant changes in these accounting policies during the first nine months of 2004.

Business:

The principal activity of BancGroup is to supervise and coordinate the business of its subsidiaries and to provide them with capital and services. BancGroup conducts its business primarily through its wholly owned subsidiary, Colonial Bank, N.A. (“Colonial Bank”).

Colonial Bank conducts a general commercial banking business and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its customers through cash management services, electronic banking services, credit card and merchant services and financial planning services. Financial planning services include trust services, insurance sales and the sales of various types of investment products such as mutual funds, annuities, stocks, municipal bonds and U.S. government securities.

The following is a summary as of September 30, 2004 of assets, deposits and branches attributable to each state:

	% of Total Assets	% of Core (non-time) Deposits	% of Total Deposits	Number of Branches
Florida	48%	56%	50%	123
Alabama	26%	27%	33%	116
Georgia	8%	5%	7%	22
Texas	6%	5%	4%	12
Nevada	4%	5%	4%	13
Corporate/Other	8%	2%	2%	3

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

Financial Condition:

Changes in selected components of the Company’s balance sheet from December 31, 2003 to September 30, 2004 are as follows:

	December 31, 2003 to September 30, 2004 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$416,310	13.4%
Loans held for sale	129,993	34.4%
Total loans, net:
Mortgage warehouse loans	68,502	7.0%
All other loans, net of unearned income	904,956	8.5%

Total loans, net of unearned income	973,458	8.4%
Total assets	1,917,997	11.8%
Non-time deposits	1,273,405	21.7%
Total deposits	1,413,493	14.5%
Short-term borrowings	(72,419)	(2.2)%
Long-term debt	385,429	19.8%
Shareholders’ equity	195,482	16.6%

Securities:

Securities increased $416 million, or 13.4%, from December 31, 2003. Securities remained at approximately 19% of total assets at both September 30, 2004 and December 31, 2003. The yield on the securities portfolio was 4.48% for the nine months ended September 30, 2004 compared to 3.98% for the nine months ended September 30, 2003. As of September 30, 2004 the Company’s securities portfolio had an effective duration of 3.62 years. As a result of fluctuations in interest rates and the related effect on the market value of the securities portfolio, the unrealized gains/losses on available for sale securities changed from a loss of $562,000 at December 31, 2003 to a gain of $14.4 million at September 30, 2004.

Loans and Mortgage Loans Held for Sale:

All other loans, net of unearned income, increased from December 31, 2003 to September 30, 2004 by $905 million, or 11% annualized (5% annualized excluding the effects of the acquisition of PCB), primarily from the Company’s Florida markets. Mortgage warehouse loan volume has a high degree of correlation with interest rate movements, which directly impact mortgage refinancing activity. Mortgage warehouse loans increased $69 million from December 31, 2003 to September 30, 2004 as a result of demand for residential mortgages.

Loans held for sale increased $130 million from December 31, 2003, due to increased mortgage warehouse related activity. The purpose of the mortgage warehouse component of loans held for sale is to accommodate the funding needs of mortgage company customers, therefore these balances fluctuate as demand for residential mortgages change.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Commercial, financial, and agricultural	$967,991	$988,114
Commercial real estate:
Owner-occupied commercial real estate	1,007,715	886,919
Other commercial real estate	3,320,869	3,294,006

Total commercial real estate	4,328,584	4,180,925
Real estate-construction	3,737,612	3,134,366
Residential real estate	2,177,551	1,987,697
Installment and consumer	191,693	217,100
Mortgage warehouse	1,050,990	982,488
Other	107,938	98,221

Total Loans	12,562,359	11,588,911
Less: unearned income	(6)	(16)

Net Loans	$12,562,353	$11,588,895

Management believes that its existing distribution of loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s credit risk exposure. The current distribution of loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans as of September 30, 2004.

Geographic Diversity of Construction and Commercial Real Estate Loans

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$559		$594
Geographic Diversity
Florida	$1,946,063	52.1%	$2,200,079	50.8%
Alabama	455,940	12.2%	796,625	18.4%
Georgia	474,868	12.7%	449,262	10.4%
Texas	418,737	11.2%	258,911	6.0%
Nevada	295,648	7.9%	254,536	5.9%
Other	146,356	3.9%	369,171	8.5%

Total	$3,737,612	100.0%	$4,328,584	100.0%

Property Type Distribution of Construction and Commercial Real Estate Loans

	% of Property Type Distribution to
	Construction Portfolio	Total Portfolio
Residential Development and Lots	24.3%	7.2%
Land Only	20.4%	6.1%
Residential Home Construction	17.5%	5.2%
Condominiums	11.4%	3.4%
Retail	8.4%	2.5%
Other*	6.5%	2.0%
Commercial Development	4.0%	1.2%
Multi-Family	3.8%	1.1%
Office	3.7%	1.1%

Total Construction	100.0%	29.8%

	% of Property Type Distribution to
	Commercial Real Estate	Total Portfolio
Retail	24.5%	8.4%
Office	17.6%	6.1%
Multi-Family	12.8%	4.4%
Warehouse	11.9%	4.1%
Other*	8.4%	2.9%
Lodging	7.8%	2.7%
Healthcare	7.6%	2.6%
Church or School	4.3%	1.5%
Recreation	3.1%	1.1%
Industrial	2.0%	0.7%

Total Commercial Real Estate	100.0%	34.5%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,182,388	$744,087
% of 75 largest loans to category total	31.6%	17.2%
Average Loan to Value Ratio (75 largest loans)	68.2%	66.8%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.42x

Commercial real estate and construction loans combined had growth, excluding acquisitions, of $485 million, or 6.6%, from December 31, 2003 to September 30, 2004. Geographically, the Florida locations continue to contribute most of the growth in these particular portfolios. The acquisition of PCB in Florida in May 2004 contributed an additional $265 million to these portfolios. Colonial continues to focus its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represent approximately 17% of total loans at both September 30, 2004 and December 31, 2003. Substantially all of these loans are adjustable rate first and second mortgages on single- family, owner-occupied properties, and therefore, have generally low credit risk and low interest rate sensitivity.

BancGroup’s mortgage warehouse lending division provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. Mortgage warehouse loans outstanding at September 30, 2004 and December 31, 2003 were $1.1 billion and $982 million, respectively, with unfunded commitments of $843 million and $915 million at September 30, 2004 and December 31, 2003, respectively.

The Company has 36 credits with total commitments (funded and unfunded) of $841 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). At September 30, 2004, $458 million was funded under these commitments. The largest outstanding amount to any single borrower is approximately $81.5 million, with the average funded credit being approximately $13.5 million.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	76%—mortgage warehouse lines to 20 large institutions
•	21%—14 commercial real estate facilities to 13 companies with headquarters located within Colonial’s existing markets
•	2%—one operating facility to a large national corporation headquartered in Alabama
•	1%—one unfunded international letter of credit to a Latin American correspondent bank

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Allowance for loan losses—January 1	$138,549	$135,265
Charge-offs:
Commercial, financial, and agricultural	9,524	21,370
Real estate—commercial	6,140	9,344
Real estate—construction	2,564	1,528
Real estate—residential	2,001	5,297
Installment and consumer	1,666	2,507
Other	2,958	1,381

Total charge-offs	24,853	41,427

Recoveries:
Commercial, financial, and agricultural	2,409	2,052
Real estate—commercial	552	874
Real estate—construction	194	197
Real estate—residential	301	332
Installment and consumer	886	1,334
Other	557	1,167

Total recoveries	4,899	5,956

Net charge-offs	19,954	35,471
Provision for loan losses	21,606	37,378
Allowance added from bank acquisitions	6,857	1,377

Allowance for loan losses—end of period	$147,058	$138,549

Net charge-offs as a percentage of average net loans—(annualized basis):
Quarter to date	0.23%	0.30%
Year to date	0.22%	0.31%

Nonperforming Assets:

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and full collection of principal or interest appears doubtful (even if all payments are current), the loan is placed on nonaccrual status. Loans are also placed on nonaccrual if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all problem loans.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Aggregate loans for which interest is not being accrued	$32,159	$57,342
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	233	277

Total nonperforming loans*	32,392	57,619
Other real estate owned and repossessions	9,286	17,821

Total nonperforming assets*	$41,678	$75,440

Aggregate loans contractually past due 90 days for which interest is being accrued	$11,627	$10,802
Net charge-offs quarter-to-date	$7,095	$8,655
Net charge-offs year-to-date	$19,954	$35,471
Total nonperforming assets as a percent of net loans and other real estate	0.33%	0.65%
Allowance as a percent of net loans	1.17%	1.20%
Allowance as a percent of nonperforming assets*	353%	184%
Allowance as a percent of nonperforming loans*	454%	240%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets declined $34 million, or 45%, during the nine months ended September 30, 2004 as a result of the resolution of problem assets through the sale of the loans or sale of underlying property, charge-off, and payoffs of a number of larger assets including the sale of the Bank’s outstanding loans to Argentine Banks. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions, and the disproportionate impact of larger assets. Colonial has historically and consistently experienced favorable levels of nonperforming assets. The recent improvements in nonperforming assets and other credit quality measures are the result of additional improvements in collection, work-out and risk management efforts.

A loan is considered impaired if it is deemed probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. In addition to nonaccrual loans, impaired loans may include past due loans that are well collateralized and in the process of collection. At September 30, 2004 and December 31, 2003, the recorded investment in loans considered impaired totaled approximately $33.8 million and $59.9 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The allowance related to impaired loans for September 30, 2004 and December 31, 2003 was $5.5 million and $15.6 million, respectively.

At September 30, 2004, impaired loans with an associated allowance totaled $13.1 million, while $20.7 million of impaired loans required no related allowance due to their fully collateralized status. The amount of interest income recognized and foregone on nonaccrual loans was not significant for all respective periods.

In addition to the loans reported as nonperforming loans above, management has identified approximately $255.4 million of loans which have been placed on a classified loan list. The status of all material loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable terms. At September 30, 2004, substantially all of these loans are current (paying on or before payment due date or less than 30 days past due) with their existing repayment terms. Given the reserves and the ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at September 30, 2004, when the Fed Funds Rate was 1.75%. The table measures the impact on net interest income, generated from the current balance sheet, of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1)
Basis Points change
+200	3.75%	1.48%
+100	2.75	0.49
No Rate Change	1.75	—
–100	0.75	–2.04

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Non-time deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Average non-time deposits for the third quarter of 2004 increased $1.6 billion or 31% (23% excluding the impact of the PCB acquisition) over third quarter of 2003. Total average deposits for the third quarter of 2004 increased $1.8 billion or 20% (14% excluding the impact of the PCB acquisition) over third quarter of 2003. These increases improved the percentage of average non-time deposits to average total deposits to 64% for the third quarter of 2004 compared to 58% for the third quarter of 2003.

The following table provides average non-time deposit growth by state from third quarter 2003 to third quarter 2004:

Florida (includes PCB)	73%
Alabama	14%
Nevada	7%
Georgia	4%
Texas	0%
Other	2%

100%

BancGroup continued to lessen its short-term funding position due to the growth in average non-time deposits of $534 million in the third quarter of 2004 as compared to the second quarter of 2004. With this growth in deposits, BancGroup was able to reduce its average short-term borrowings by $219 million in the third quarter of 2004 as compared to the second quarter of 2004. As a result, the company’s average short-term wholesale funding improved to 19% of total funding sources for the year to date September 30, 2004 compared to 22% for the year to date September 30, 2003.

As part of its planning for future funding needs, BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to continued emphasis on deposit growth. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, borrowings collateralized by securities, fed funds purchased and brokered CD’s. Of total wholesale funding sources estimated to be available to the Company, BancGroup utilized 54% at September 30, 2004 compared to 56% at September 30, 2003.

Capital Adequacy and Resources:

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s annual dividend payout ratio target range is 35–45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other financial institutions’ dividend yields and payment ratios.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding companies if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2004 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,263,673
Tier II Capital:
Allowable loan loss reserve	147,058
Subordinated debt	234,635
45% of net unrealized gains on available for sale equity securities	231

Total Capital	$1,645,597

Risk-Adjusted Assets	$13,747,030
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$17,397,362

	September 30, 2004	December 31, 2003
Tier I Leverage Ratio	7.26%	7.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.19%	9.35%
Total Capital Ratio	11.97%	12.49%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

On November 2, 2004 BancGroup filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to offer, on a continuing or delayed basis, common stock, preference stock and/or debt securities. Once the registration statement has been declared effective by the SEC, and assuming any appropriate supplemental prospectus has been filed, the Company may, from time to time, sell any combination of common stock, preference stock, or debt securities, in one or more offerings, up to a total dollar amount of $500 million. BancGroup expects to use the net proceeds it receives from any offering of these securities to fund one or more acquisitions or for general corporate purposes, which may include funding its operating units and subsidiaries, financing business expansion, refinancing or extending the maturity of existing debt obligations, investments at the holding company level and stock repurchases.

Average Volume and Rate

	Three Months Ended September 30,
	2004			2003
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(1)(4)	$11,344,719	$160,229	5.62%	$10,073,898	$145,035	5.72%
Mortgage warehouse loans	1,035,679	10,544	4.05%	1,683,548	16,100	3.79%
Loans held for sale	468,791	5,018	4.28%	605,562	7,301	4.82%
Investment securities and securities available for sale and other short-term investments(2)(4)	3,615,754	40,551	4.49%	2,758,311	27,457	3.98%

Total interest earning assets	16,464,943	$216,342	5.24%	15,121,319	$195,893	5.15%

Non-earning assets(4)	1,265,714			1,162,627

Total assets	$17,730,657			$16,283,946

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$4,747,994	$10,847	0.91%	$3,433,979	$6,317	0.73%
Time deposits	4,002,410	25,044	2.49%	3,829,347	25,741	2.67%
Short-term borrowings	2,987,370	10,642	1.42%	3,582,002	9,813	1.09%
Long-term debt(4)	2,289,851	19,543	3.40%	2,258,749	23,895	4.20%

Total interest bearing liabilities	14,027,625	$66,076	1.87%	13,104,077	$65,766	1.99%

Noninterest bearing demand deposits	2,273,263			1,941,749
Other liabilities(4)	107,009			131,777

Total liabilities	16,407,897			15,177,603
Shareholders’ equity	1,322,760			1,106,343

Total liabilities and shareholders’ equity	$17,730,657			$16,283,946

RATE DIFFERENTIAL			3.37%			3.16%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS(3)		$150,266	3.64%		$130,127	3.43%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.

(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.

(3)	Net interest income divided by average total interest-earning assets.

(4)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations have been classified in either nonearning assets or other liabilities. All periods presented were changed to reflect this presentation.

Average Volume and Rate

	Nine Months Ended September 30,
	2004			2003
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(1)(4)	$10,959,787	$453,935	5.53%	$9,994,465	$444,071	5.94%
Mortgage warehouse loans	1,013,169	30,426	4.01%	1,585,351	47,248	3.98%
Loans held for sale	443,810	15,986	4.80%	397,156	14,898	5.00%
Investment securities and securities available for sale and other short-term investments(2)(4)	3,422,798	114,941	4.48%	2,732,135	81,539	3.98%

Total interest earning assets	15,839,564	$615,288	5.19%	14,709,107	$587,756	5.34%

Non-earning assets(4)	1,203,669			1,116,020

Total assets	$17,043,233			$15,825,127

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$4,326,000	$28,051	0.87%	$3,320,132	$20,254	0.82%
Time deposits	3,959,890	73,642	2.48%	4,030,425	87,165	2.89%
Short-term borrowings	3,009,151	25,902	1.15%	3,271,525	30,454	1.24%
Long-term debt(4)	2,259,352	59,699	3.53%	2,136,705	72,293	4.52%

Total interest bearing liabilities	13,554,393	$187,294	1.85%	12,758,787	$210,166	2.20%

Noninterest bearing demand deposits	2,124,163			1,839,122
Other liabilities(4)	109,631			129,106

Total liabilities	15,788,187			14,727,015
Shareholders’ equity	1,255,046			1,098,112

Total liabilities and shareholders’ equity	$17,043,233			$15,825,127

RATE DIFFERENTIAL			3.34%			3.14%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS(3)		$427,994	3.61%		$377,590	3.43%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest for loans. Tax equivalent interest earned is actual interest earned times 145%.

(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is equal to actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.

(3)	Net interest income divided by average total interest-earning assets.

(4)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations have been classified in either nonearning assets or other liabilities. All periods presented were changed to reflect this presentation.

Analysis of Interest Increases/(Decreases)

	Three Months Ended September 30, 2004 Change from 2003
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
All other loans, net of unearned income	$15,194	$17,720	$(2,526)
Mortgage warehouse loans	(5,556)	(6,584)	1,028
Loans held for sale	(2,283)	(1,528)	(755)
Investment securities and securities available for sale and other short-term investments	13,094	9,296	3,798

Total interest income	20,449	18,904	1,545

INTEREST EXPENSE:
Interest bearing non-time deposits	4,530	2,762	1,768
Time deposits	(697)	1,113	(1,810)
Short-term borrowings	829	(1,803)	2,632
Long-term debt	(4,352)	319	(4,671)

Total interest expense	310	2,391	(2,081)

Net interest income	$20,139	$16,513	$3,626

	Nine Months Ended September 30, 2004 Change from 2003
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
All other loans, net of unearned income	$ 9,864	$41,379	$(31,515)
Mortgage warehouse loans	(16,822)	(17,137)	315
Loans held for sale	1,088	1,698	(610)
Investment securities and securities available for sale and other short-term investments	33,402	22,350	11,052

Total interest income	27,532	48,290	(20,758)

INTEREST EXPENSE:
Interest bearing non-time deposits	7,797	6,575	1,222
Time deposits	(13,523)	(1,498)	(12,025)
Short-term borrowings	(4,552)	(2,387)	(2,165)
Long-term debt	(12,594)	3,973	(16,567)

Total interest expense	(22,872)	6,663	(29,535)

Net interest income	$50,404	$41,627	$8,777

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Net Interest Income:

Net interest income represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax equivalent basis increased $20.1 million or 15.5% to $150.3 million for the quarter ended September 30, 2004 from $130.1 million for the quarter ended September 30, 2003. Net interest margin increased for the fourth consecutive quarter to 3.64% for the third quarter of 2004, an increase of 21 basis points from 3.43% for the third quarter of 2003.

Net interest income on a tax equivalent basis increased $50.4 million or 13.3% to $428.0 million for the nine months ended September 30, 2004 from $377.6 million for the nine months ended September 30, 2003. Net interest margin improved 18 basis points to 3.61% for the nine months ended September 30, 2004 compared to 3.43% for the same period in 2003.

The contributors to the increase in net interest income for both the quarter and nine months are reflected on the previous tables. The Federal Reserve raised the target federal funds rate 50 basis points during the quarter in addition to a 25 basis point increase on June 30, 2004 which resulted in a 43 basis point increase in the average federal funds rate for the quarter. Colonial raised its prime rate in conjunction with each increase in the target federal funds rate. In addition to rate changes, the primary contributors to the increase in net interest income were growth in earning assets, improved yield on securities, growth in non-time deposits and lower funding costs partially offset by lower yields on all other loans.

For the third quarter 2004, as compared to the same period in 2003, average earning assets increased 8.9%, or $1.3 billion, to $16.5 billion compared to $15.1 billion for the third quarter 2003. This increase was due to a $1.3 billion increase in average loans, excluding mortgage warehouse, and an $857.4 million increase in average securities, offset by a reduction in average mortgage warehouse loans of $647.9 million and a reduction in average loans held for sale of $136.8 million. Overall for the third quarter 2004 versus 2003, the increase in net interest income attributable to higher earning assets was $18.9 million. For the nine months ended September 30, 2004, as compared to the same period in 2003, average earning assets increased 7.7% or $1.1 billion to $15.8 billion compared to $14.7 billion for the nine months ended September 30, 2003. This increase was due to a $965.3 million increase in average loans, excluding mortgage warehouse, and a $690.7 million increase in average securities, offset by a reduction in average mortgage warehouse loans of $572.2 million. Overall for the nine months ended September 30, 2004 versus 2003, the increase in net interest income attributable to higher earning assets was $48.3 million. Please refer to the Financial Condition section of this report for further discussion of these asset changes.

The yield on securities improved 51 basis points and 50 basis points while the yield on all other loans declined 10 basis points and 41 basis points for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The improvement in securities yields was partially the result of selling $710 million in securities with an average yield of 4.37% and reinvesting in securities with an average yield of 4.62% during the first quarter of 2004. Lower premium amortization from slower mortgage prepayments and reinvesting investment portfolio cash flows in higher rate securities also contributed to the improved yield. Loan yields declined during the first two quarters of 2004 due to the continued repricing of older fixed rate loans, but showed improvement in the third quarter of 2004 due to the increase in market rates. Approximately 76% of Colonial’s loan portfolio is variable or adjustable rate and increases in rate when market rates rise. As a result of these changes the average yield on earning assets increased 9 basis points and declined 15 basis points for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

Overall funding cost improved 12 basis points and 35 basis points for the third quarter and first nine months of 2004 compared to the same periods in 2003 primarily as a result of non-time deposit growth, repricing of time deposits in a lower rate environment, and changes to the structure of various long term debt instruments. Average non-time deposits grew 31% and 25% for the three and nine months ended September 30, 2004 compared to the same periods in 2003. As a result average non-time deposits were 64% and 62% of average total deposits for the third quarter and nine months ended September 30, 2004 compared to 58% and 56% for the same periods in

2003. The growth in low cost deposits has decreased the Company’s dependence on borrowings whereby total average deposits comprise 68% of total funding for the third quarter of 2004 compared to 61% for the third quarter of 2003. As a result average short-term borrowings decreased $595 million and $262 million for the three and nine months ended September 30, 2004 when compared to the same periods of 2003. Increases in short-term rates resulted in an increase in the average rate on short-term borrowings of 33 basis points for the third quarter of 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, the average rate on short-term borrowings was 9 basis points lower than the same period last year. The cost of long term debt declined 80 basis points and 99 basis points for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This decline was primarily due to the conversion of fixed rates to floating rates on certain debt instruments through interest rate swaps. See Note G for further information regarding changes in long-term debt.

Loan Loss Provision:

The provision for loan losses for the quarter ended September 30, 2004 was $7.2 million compared to $9.3 million for the same period in 2003. Year to date loan loss provision for 2004 was $21.6 million compared to $28.2 million in 2003. Net charge-offs were $7.1 million and $20.0 million, or 0.23% and 0.22% annualized as a percent of average net loans, for the three and nine months ended September 30, 2004, respectively, compared to $10.3 million and $26.8 million, or 0.35% and 0.31% annualized as a percent of average net loans, for the same periods in 2003. Due to numerous factors including a lower charge-off level, record low nonperforming loans, lower levels of impaired loans, and improvement in loans classified as potential problems, the Company’s provision was lower than the prior year. See management’s discussion of nonperforming assets and summary of loan loss experience presented in the Financial Condition section of this report.

Noninterest Income:

Noninterest income, excluding securities gains and losses, decreased $934,000, or 3% for the three months ended September 30, 2004 compared to the same period in 2003, and remained relatively even for the nine months ended September 30, 2004 as compared to the same period in 2003. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage banking income and securities gains (losses).

Service charges on deposit accounts increased $729,000, or 5%, for the three months ended September 30, 2004 over the same period in 2003 and $4.9 million, or 12%, for the nine months ended September 30, 2004 over 2003. These increases are primarily the result of growth in deposits of 20% since September 30, 2003 and an increase in NSF fees.

Financial planning services revenues decreased $734,000, or 20%, for the three months ended September 30, 2004 from the same period in 2003 and decreased $1.4 million, or 12%, for the nine months ended September 30, 2004 compared to the same period in 2003. The decreases are primarily due to declines in sales of securities and annuity products and lower income from trust services.

Electronic banking revenues include fees from the Company’s ATM network, business and personal check cards and internet banking. Noninterest income from electronic banking services increased $668,000, or 27%, for the three months ended September 30, 2004, compared to the same period in 2003 and $1.5 million, or 20%, for the nine months ended September 30, 2004 compared to 2003. The increase for both periods is primarily the result of deposit growth, increased check card activations and usage, an increase in Visa’s interchange fee rate, and an increase in usage of the Company’s internet banking product.

Mortgage banking fees decreased $2.1 million, or 49%, for the three months ended September 30, 2004 compared to the same period in 2003 and $8.5 million, or 57%, for the nine months ended September 30, 2004 compared to 2003. The decreases are a direct result of fluctuations in mortgage rates which resulted in less refinancing activity than last year.

Securities gains were $367,000 for the three months ended September 30, 2004 compared to $142,000 for the same period in 2003 and were $7.4 million for the nine months ended September 30, 2004 compared to $3.9 million for the same period in 2003. Refer to the Net Interest Income section for further discussion of the securities transactions.

Other income increased $515,000, or 6%, and $3.8 million, or 17%, for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. The increase for the three months ended September 30, 2004 was primarily due to increases in income from association services and BancGroup’s subsidiary Goldleaf Technologies, Inc. (“Goldleaf”). The increase for the nine months ended September 30, 2004 was primarily due to increases in income from bank-owned life insurance, Goldleaf and real estate joint ventures.

Noninterest Expenses:

Noninterest expense increased $11.3 million, or 12%, for the three months ended September 30, 2004 as compared to the same period in 2003. Noninterest expense, excluding loss on early extinguishment of debt of $6.2 million, increased $30.9 million, or 11%, for the nine months ended September 30, 2004 as compared to the same period in 2003. Annualized noninterest expense excluding loss on early extinguishment of debt to average assets was 2.40% and 2.41% for the three and nine months ended September 30, 2004, respectively, as compared to 2.34% for the same periods in 2003. BancGroup added 27 new branches to its franchise over the past 12 months – 10 new branches and 17 acquired branches. These new locations and related acquisition expense increased noninterest expense by 7% over the third quarter of 2003 and 4% over the nine months ended September 30, 2004, as compared to 2003. The conversion of PCB’s four banks to Colonial’s information technology systems was completed in the third quarter of 2004. The Company incurred $662,000 and $1.9 million in one time merger related expenses for the three and nine months ended September 30, 2004, respectively. The remaining increase relates to salaries and benefits, technology enhancements, and other miscellaneous operating expenses, such as advertising and legal expense.

Salaries and benefits increased $5.2 million, or 10%, and $14.9 million, or 10%, for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. The increases resulted from new branches, the acquisition of PCB, normal salary increases, the addition of employees in key strategic areas, an increase in health benefit costs and increased incentive plan compensation partially offset by a decrease in commissions due to the previously discussed reduction in mortgage banking and financial planning services revenues.

Occupancy and equipment expense increased $2.0 million, or 17%, and $4.6 million, or 14%, for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. The increases are primarily the result of new branch openings and the acquisition of PCB as previously discussed, as well as an investment in a new information technology center with expanded capacity and continued technology enhancements.

The increase in amortization of intangibles and merger related expenses are a direct result of the acquisition of PCB in May, 2004. Amortization of intangibles increased $840,000 and $1.2 million for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. Merger related expenses were $662,000 and $1.9 million for the three and nine months ended September 30, 2004.

The $6.2 million loss on early extinguishment of debt for the nine months ended September 30, 2004 was the result of the early payoff of FHLB advances and other borrowings. Refer to Note G for further information regarding changes in long-term debt.

The increases in other expense of $2.0 million and $7.4 million for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively, were the result of the opening of new branches, acquisition of PCB, increases in communication expense, additional advertising expenses as a result of the Company’s emphasis on deposit growth as well as increases in normal operating expenses including legal fees, regulatory assessment fees and insurance.

Provision For Income Taxes:

BancGroup’s provision for income taxes is based on a 34.0% projected annual effective tax rate for the years 2004 and 2003. The provisions for income taxes for the three months ended September 30, 2004 and 2003 were $23.5 million and $20.0 million respectively. The provisions for income taxes for the nine months ended September 30, 2004 and 2003 were $66.0 million and $57.8 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the period covered by this report (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect the disclosure controls and procedures since the date of the evaluation. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note B—Contingencies

Item 2. Changes in Securities and Use of Proceeds—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders—N/A

Item 5. Other Information—N/A

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer
32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer
32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

(b) Reports on Form 8-K

1.	Form 8-K—was furnished on October 19, 2004 as Regulation F-D Disclosure in regard to third quarter 2004 earnings.
2.	Form 8-K—was furnished on September 28, 2004 as Regulation F-D Disclosure in regard to BancGroup’s acquisition of Union Bank of Florida.

3.	Form 8-K—was furnished on September 1, 2004 as Regulation F-D Disclosure in regard to the resignation of the Company’s Chief Operations Officer effective August 30, 2004.

4.	Form 8-K—was furnished on July 19, 2004 as Regulation F-D Disclosure in regard to second quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date: November 4, 2004	By:	/S/ SHEILA MOODY
Sheila Moody Its Chief Accounting Officer