Form 10-K
period 2004-12-31
COLONIAL BANCGROUP INC
filed 2005-03-11
CIK 92339

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 28, 2005 based on the closing price of $20.37 per share for Common Stock was $2,767,082,637. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Shares of Common Stock outstanding at February, 28 2005 were 145,546,391.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of Definitive Proxy Statement for 2005 Annual Meeting as specifically referred to herein.	Part III

PART I

Item 1.	Business

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

Bank Subsidiary

Colonial Bank was converted into a national association on August 8, 2003. Its legal name was changed to “Colonial Bank, N.A.” but it still does business as, and is usually referred to herein as “Colonial Bank.” As of December 31, 2004, Colonial Bank had a total of 292 branches, with 127 branches in Florida, 115 branches in Alabama, 22 branches in Georgia, 12 branches in Texas, 13 branches in Nevada and 3 branches in Tennessee. Colonial Bank conducts a general commercial banking business in its respective service areas and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services, credit card and merchant services and wealth management services. Wealth management services include trust services, insurance sales and the sales of various types of investment products such as mutual funds, annuities, stocks, municipal bonds and U.S. government securities.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of commercial paper and other securities. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2004, Colonial Bank accounted for approximately 99.8% of BancGroup’s consolidated assets.

Nonbanking Subsidiaries

BancGroup has the following directly and wholly owned nonbanking subsidiaries that are currently active. Colonial Brokerage, Inc., a Delaware Corporation, provides full service and discount brokerage services and investment advice and is a member of and is regulated by the National Association of Securities Dealers (“NASD”). The Colonial BancGroup Building Corporation, an Alabama Corporation, was established primarily to own and lease certain buildings and land used by Colonial Bank. Colonial Capital II, a Delaware statutory trust, issued $70 million in trust preferred securities in 1997, which are guaranteed by BancGroup. Colonial Capital Trust III, a Delaware statutory trust, was formed in March 2002 and issued $100 million in trust preferred securities which are guaranteed by BancGroup. Colonial Capital Trust IV, a Delaware statutory trust, was formed in September of 2003, and issued $100 million in trust preferred securities which are guaranteed by BancGroup. PCB Statutory Trust I and II were acquired in May 2004 as part of the acquisition of PCB Bancorp, Inc. and have a combined $15 million in trust preferred securities outstanding, which are guaranteed by BancGroup. MBI Capital Trust was acquired in March 2002 as part of the acquisition of Mercantile BancCorp, Inc. and has $8 million in trust preferred securities outstanding, which are guaranteed by BancGroup. BancGroup acquired Great Florida Title, LLC, which operates as a title insurance agency, as part of the Manufacturers Bancshares, Inc. acquisition in October 2001.

BancGroup has interests in several real estate developments located in the metropolitan area of Atlanta Georgia. The aggregate investment in such entities is $5.4 million.

Colonial Bank controls the following active subsidiaries: CBG, Inc., a Nevada Corporation, owns certain trade names and trademarks which it licenses to BancGroup, Colonial Bank, Colonial Brokerage, Inc. and their affiliates for use in their businesses; CBG Investments, Inc., a Nevada corporation, owns and manages investment securities; Colonial Investment Services, Inc., an Alabama corporation; Colonial Investment Services of Florida, Inc., a Florida corporation; Colonial Investment Services of Tennessee, Inc., a Tennessee corporation; Colonial Investment Services of Georgia, Inc., a Georgia corporation; and Colonial Investment Services of Nevada, Inc., a Nevada corporation, all offer various insurance products and annuities for sale to the public, and are regulated by each state’s department of insurance. Colonial Asset Management, Inc., an Alabama corporation, is an investment advisor registered with the Alabama Securities Commission. Colonial Bank has 72.43% ownership in Goldleaf Technologies, Inc., a Delaware corporation, which provides internet and ACH services to community banks. CBG Florida REIT Corp., a Florida corporation and Real Estate Investment Trust formed in 2002, owns and manages certain real estate loans. CBG Nevada Holding Corp., a Nevada corporation and wholly owned subsidiary of Colonial Bank, owns all of the common stock and in excess of 90% of the preferred stock of CBG Florida REIT Corp.

At December 31, 2004, BancGroup and its subsidiaries employed 4,303 persons. BancGroup’s principal offices are located at and its mailing address is: One Commerce Street, Suite 800, Montgomery, Alabama 36104. BancGroup’s telephone number at its principal office is (334) 240-5000.

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

Colonial Bank, a national banking association, is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Colonial Bank converted from an Alabama state-chartered Federal Reserve member bank to a national banking association on August 8, 2003. The deposits of Colonial Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of Colonial Bank. Moreover, the FDIC may terminate deposit insurance of Colonial Bank under certain circumstances. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met.

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

Generally, no prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under Gramm-Leach. Activities cited by Gramm-Leach as being financial in nature include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve has determined to be closely related to banking.

Privacy Laws

In 2000, the federal banking regulators issued final regulations implementing certain provisions of Gramm-Leach governing the privacy of consumer financial information. The regulations limit the disclosure by financial institutions, such as BancGroup, Colonial Bank and certain of their subsidiaries, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

The Fair Credit Reporting Act (“FCRA”) governs the ability of a financial institution to share consumer financial information with its affiliates. The FCRA requires financial institutions to provide their customers with notice and an opportunity to opt-out before sharing certain information with its affiliates. In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) was enacted. FACTA included a provision further limiting a financial institution’s ability to share customer information with its affiliates for marketing purposes by requiring financial institutions to provide their customers with the ability to opt-out of such sharing of customer information. Regulations implementing this provision of FACTA have been proposed but not finalized.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The regulations, applicable to national banking associations, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: insure the security and confidentiality of customer records and information; protect against any anticipated threats or hazards to the security or integrity of such records; protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer; and ensure the proper disposal of such information.

Bank Secrecy Act

The Bank Secrecy Act (the “BSA”) and its implementing regulation is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties.

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 “USA PATRIOT Act” was signed into law. The USA PATRIOT Act amended the BSA and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including national banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA PATRIOT Acts requirements could have serious legal and reputational consequences for the institution. BancGroup has adopted policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

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

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2004, BancGroup’s total risk-based capital ratio was 11.36%, including 8.77% of Tier 1 capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2004, BancGroup’s leverage capital ratio was 7.14%. Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. The OCC has adopted substantially similar capital requirements for national banks.

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2004, Colonial Bank was “well capitalized” under the regulatory framework for prompt corrective action.

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

Significantly undercapitalized depository institutions may be subject to a number of additional significant requirements and restrictions, including requirements to sell sufficient voting stock to become adequately capitalized, to improve management, to restrict asset growth, to prohibit acceptance of correspondent bank deposits, to restrict senior executive compensation and to limit transactions with affiliates. Critically undercapitalized depository institutions are further subject to restrictions on paying principal or interest on subordinated debt, making investments, expanding, acquiring or selling assets, extending credit for highly- leveraged transactions, paying excessive compensation, amending their charters or bylaws and making any material changes in accounting methods. In general, a receiver or conservator must be appointed for a depository institution within 90 days after the institution is deemed to be critically undercapitalized.

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

FDIC Insurance Assessments

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Colonial Bank’s deposit accounts are insured by the FDIC under the BIF to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all BIF-member institutions.

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes (well capitalized, adequately capitalized and undercapitalized). These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at 1.25%. During 2004 and for the first semiannual assessment period of 2005, assessment rates for BIF-insured institutions ranged from 0 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 27 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. The assessment rate schedule is subject to change by the FDIC and, accordingly, the assessment rate could increase or decrease in the future.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (“FICO”) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2004 was 1.50 cents per $100 for BIF-insured deposits. For the first quarter of 2005, the FICO assessment rate for such deposits will be 1.44 cents per $100 of assessable deposits.

The Bank’s assessment expense for the year ended December 31, 2004 equaled $1,542,000.

OCC Assessment

The OCC imposes a semiannual assessment on all national banks under its supervision. The amount of the assessment is based on the bank’s total assets. The assessment for the first half of the year is based on prior year’s total assets as of December 31, and the assessment for the second half of the year is based on the total assets as of June 30. Colonial Bank’s assessment expense for the year ended December 31, 2004 equaled $2,149,000.

Other Subsidiary Regulation

Certain subsidiaries of BancGroup and Colonial Bank are regulated by other governmental agencies. Where material, such regulation is disclosed with the disclosure of the subsidiary.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See “Selected Financial Data and Selected Quarterly Financial Data 2004-2003” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 2.	Properties

BancGroup leases its executive offices in Montgomery, Alabama, operations centers in Birmingham, Alabama and Orlando, Florida and maintains regional executive offices in Alabama, Florida, Georgia, Nevada, and Texas.

As of December 31, 2004, Colonial Bank owned 201 and leased 91 of its full-service banking offices. See Notes to the Consolidated Financial Statements included herein.

Item 3.	Legal Proceedings

In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” As of February 28, 2005, BancGroup had outstanding 145,546,391 shares of Common Stock, with 9,506 registered shareholders.

The following table indicates the high and low closing prices for and dividends paid on Common Stock during 2004 and 2003.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2004
1st Quarter	$18.58	$16.52	$.145
2nd Quarter	18.28	16.78	.145
3rd Quarter	20.66	17.81	.145
4th Quarter	22.45	20.53	.145

2003
1st Quarter	12.77	10.75	.14
2nd Quarter	14.24	11.30	.14
3rd Quarter	15.03	14.13	.14
4th Quarter	17.47	14.65	.14

BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends, are described herein. See “Payments of Dividends and Other Restrictions”.

Equity Compensation Plans

The following table summarizes BancGroup’s equity compensation plans as of December 31, 2004:

Plan Category	Number of Shares to be Issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans approved by the shareholders	3,866,949	$13.8514	7,822,350

There were no equity compensation plans not approved by the shareholders.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Income
Interest income	$848,017	$780,808	$783,431	$902,167	$918,076
Interest expense	263,501	274,165	322,261	480,238	517,754

Net interest income	584,516	506,643	461,170	421,929	400,322
Provision for loan losses	26,994	37,378	35,980	39,573	29,775

Net interest income after provision for loan losses	557,522	469,265	425,190	382,356	370,547
Noninterest income(1)	138,027	133,022	106,923	93,709	77,885
Noninterest expense(2)	429,870	375,124	317,370	284,168	258,691

Income from continuing operations before income taxes	265,679	227,163	214,743	191,897	189,741
Applicable income taxes	90,331	77,236	73,872	69,181	69,556

Income from continuing operations	175,348	149,927	140,871	122,716	120,185
Discontinued Operations:(3)
Loss from discontinued operations, net of income taxes of ($445), ($371), and ($450) for the years ended December 31, 2002, 2001, and 2000, respectively	—	—	(846)	(613)	(743)
Loss on disposal of discontinued operations (net of income tax benefit of $2,616)	—	—	—	—	(4,322)

Net Income	$175,348	$149,927	$140,025	$122,103	$115,120

Earnings Per Common Share:
Income from continuing operations:(3)
Basic	$1.34	$1.20	$1.18	$1.07	$1.05
Diluted	1.33	1.20	1.17	1.06	1.04
Net income:
Basic	$1.34	$1.20	$1.17	$1.06	$1.00
Diluted	1.33	1.20	1.16	1.06	1.00
Average shares outstanding:
Basic	131,144	124,615	119,583	114,811	114,760
Diluted	132,315	125,289	120,648	115,881	115,653
Cash dividends per common share	$0.58	$0.56	$0.52	$0.48	$0.44

(1)	Included in noninterest income are securities gains of $7.5 million, $4.8 million, $5.7 million, $8.7 million and $538,000 for years ended 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	Included in noninterest expense are merger related expenses of $2 million, $0.27 million, $0.87 million and $3 million for years ended 2004, 2003, 2002 and 2001, respectively. Also included in noninterest expense in 2004 is $7.4 million for loss on early extinguishment of debt.
(3)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Condition data at year end:
Total assets	$18,897,150	$16,273,302	$15,822,355	$13,185,103	$11,999,621
Total loans, net of unearned income:
Mortgage warehouse loans	1,114,923	982,488	1,671,149	1,259,870	376,638
All other loans, net of unearned income	11,742,888	10,606,407	10,021,281	9,107,795	9,266,316
Loans held for sale	678,496	378,324	347,101	35,453	9,866
Non-time deposits	7,330,967	5,867,648	4,950,443	4,114,049	3,565,709
Total deposits	11,646,612	9,768,592	9,319,735	8,322,979	8,355,849
Long-term debt	2,218,428	1,943,314	1,998,534	1,786,140	862,247
Shareholders’ equity	1,393,615	1,178,305	1,071,436	864,774	775,100

Average balances:
Total assets	17,432,848	15,850,214	13,813,457	12,592,300	11,591,168
Interest-earning assets	16,173,539	14,736,974	12,909,926	11,881,184	10,723,803
Total loans, net of unearned income:
Mortgage warehouse loans	1,033,238	1,449,236	1,093,151	815,387	250,652
All other loans, net of unearned income	11,115,275	10,101,694	9,427,620	9,303,798	8,779,877
Loans held for sale	497,315	373,226	89,566	22,941	14,711
Non-time deposits	6,665,166	5,275,086	4,379,753	3,732,744	3,546,402
Total deposits	10,679,872	9,274,567	8,688,029	8,432,980	8,252,352
Shareholders’ equity	1,286,794	1,113,386	972,653	826,081	727,495

Selected Financial Measures:
Net income to:
Average assets	1.01%	0.95%	1.01%	0.97%	0.99%
Average shareholders’ equity	13.63	13.47	14.40	14.78	15.82
Noninterest income/average assets(2)	0.79	0.84	0.77	0.74	0.67
Noninterest expense/average assets(3)	2.47	2.37	2.30	2.26	2.23
Efficiency ratio	59.35	58.43	55.58	54.82	53.79
Dividend payout ratio	43.61	46.67	44.83	45.28	44.00
Shareholders’ equity to assets	7.37	7.24	6.77	6.56	6.46
Tangible capital ratio	5.40	5.60	5.23	5.74	5.87
Book value per share	$10.41	$9.28	$8.66	$7.50	$6.93
Tangible book value per share	$7.47	$7.06	$6.58	$6.52	$6.26
Risk-based capital:(4)
Tier 1	8.77%	9.35%	7.76%	7.39%	8.24%
Total Capital	11.36	12.49	10.93	10.91	10.59
Tier 1 leverage(4)	7.14	7.50	6.50	6.24	6.66
Total nonperforming assets to net loans, other real estate and repossessions(1)	0.29	0.65	0.78	0.64	0.53
Net charge-offs to average loans	0.19	0.31	0.29	0.28	0.21
Allowance for loan losses to total loans (net of unearned income)	1.16	1.20	1.16	1.18	1.14
Allowance for loan losses to nonperforming loans(1)	548%	240%	191%	239%	258%

(1)	Non-performing loans and nonperforming assets are shown as defined in Management’s Discussion and Analysis of Risk Management.
(2)	Included in noninterest income are securities gains of $7.5 million, $4.8 million, $5.7 million, $8.7 million and $538,000 for years ended 2004, 2003, 2002, 2001 and 2000, respectively.
(3)	Included in noninterest expense are merger related expenses of $2 million, $0.27 million, $0.87 million, and $3 million for years ended 2004, 2003, 2002 and 2001, respectively. Also included in noninterest expense in 2004 is $7.4 million for loss on early extinguishment of debt.
(4)	See Note 16 (Regulatory Matters and Restrictions) to the Financial Statements for additional information.

Selected Quarterly Financial Data 2004-2003

	2004				2003
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$234,146	$215,911	$204,206	$193,754	$194,815	$195,342	$196,032	$194,619
Interest expense	76,207	66,076	60,571	60,647	63,999	65,766	70,883	73,517

Net interest income	157,939	149,835	143,635	133,107	130,816	129,576	125,149	121,102
Provision for loan losses	5,388	7,153	6,519	7,934	9,202	9,306	10,810	8,060

Net interest income after provision for loan loss	152,551	142,682	137,116	125,173	121,614	120,270	114,339	113,042
Noninterest income	34,020	33,060	33,244	37,703	32,928	33,768	35,443	30,883
Noninterest expense	115,015	106,541	104,702	103,612	97,363	95,232	92,589	89,940
Applicable income taxes	24,329	23,528	22,324	20,150	19,441	19,994	19,446	18,355

Net income	$47,227	$45,673	$43,334	$39,114	$37,738	$38,812	$37,747	$35,630

Earnings Per Share:
Net income
Basic	$.35	$.34	$.33	$.31	$.30	$.31	$.30	$.29
Diluted	$.35	$.34	$.33	$.31	$.30	$.31	$.30	$.29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $18.9 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At December 31, 2004, BancGroup’s branch network consisted of 292 offices in Florida, Alabama, Georgia, Nevada, Tennessee and Texas.

BancGroup is primarily a Florida bank with more of its assets in Florida than in any other state. The following chart includes the approximate assets, deposits and branches as of December 31, 2004 on a pro forma basis with the Union Bank acquisition which closed on February 10, 2005.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$10,219	51%	$6,601	54%	144	47%
Alabama	4,290	22%	3,656	30%	115	37%
Georgia	1,297	7%	740	6%	22	7%
Texas	1,056	5%	475	4%	12	4%
Nevada	787	4%	507	4%	13	4%
Corporate/Other	2,259	11%	298	2%	3	1%

Total	$19,908	100%	$12,277	100%	309	100%

Strategy

BancGroup is built upon the foundation of a community banking philosophy that emphasizes local responsibility for customer relationships. This operating philosophy has been important in making acquisitions, retaining skilled and highly motivated local management teams, and developing a strong customer base, particularly with respect to lending relationships.

The expertise in each local market is supported by centralized operations, which allow the local banking officers to concentrate on the customer. Through this structure of local customer relationship responsibility and centralized operations, the local banks have decision making capability while at the same time having an effective operational structure at their disposal to service the customer in the most cost effective and efficient manner.

We are continuing to expand our geographic footprint through internal growth and acquisitions. Our internal growth strategies include seeking quality loan growth in each regional market, generating deposit growth through the development of customer relationships and competitive product offerings, growth in noninterest income through continued expansion of fee based products and services and the ongoing development of a sales oriented business culture with an emphasis on customer service. Our acquisition strategies focus on finding strong banks in growth markets that fit into our strategic plans and desired market areas.

Earnings Overview

Colonial reported record net income of $175 million for the year ended 2004, a 17% increase over 2003. The Company also earned record earnings per share of $1.33 for the year ended 2004, an 11% increase over 2003.

Net interest income (taxable equivalent) for the year increased 15% over 2003 due to 10% growth in average earning assets and an 18 basis point expansion in net interest margin. The fourth quarter of 2004 was the fifth consecutive quarter that Colonial expanded its net interest margin.

Average earning assets increased $1.4 billion over 2003 primarily from growth of $598 million in loans and $633 million in securities. Average earning assets grew $357 million from the acquisition of P.C.B. Bancorp, which closed in May 2004. Average loan balances, excluding mortgage warehouse loans, grew internally $709 million, or 7%, during 2004. Average mortgage warehouse loans however, decreased $416 million, or 29%, during 2004.

The net interest margin increased to 3.63% in 2004 compared to 3.45% in 2003. The increase in the net interest margin was primarily due to the lower cost of interest bearing liabilities, which more than offset the decline in yield on earning assets. The cost of interest bearing liabilities declined 24 basis points to 1.91% compared to 2.15% in 2003, while the yield on earning assets fell six basis points in 2004 to 5.25% compared to 5.31% in 2003.

Colonial’s average non-time interest bearing deposits grew $1 billion, or 30% (27% excluding the PCB acquisition), from 2003 to 2004. The cost of average non-time interest bearing deposits increased only eight basis points during 2004. Total average deposits increased $1.4 billion, or 15% (11% excluding the PCB acquisition), from December 31, 2003.

Noninterest income for the year ended 2004 was $138 million, an increase of $5 million, or 4%, over 2003. Increases in service charges, fees from electronic banking services, gains on sales of securities and other income were offset by decreases in mortgage banking income and wealth management revenue. Mortgage banking income is directly affected by changes in mortgage rates while wealth management revenues are dependent upon customer perception of the financial and equity markets.

Noninterest expense for 2004 was $430 million, which included $7.4 million in net losses on the early extinguishment of debt. Excluding the losses on early extinguishment of debt, noninterest expense increased 13% over 2003. Colonial enhanced its franchise by adding 30 new locations, including 16 through an acquisition during 2004. These new locations and acquisition related expenses accounted for approximately one-third of the total increase in noninterest expense. The remaining increases included additional expenses from salaries and benefits, legal costs, occupancy expenses related to branch closures (seven in 2004), technology initiatives and professional fees associated with Sarbanes-Oxley Section 404 compliance.

Colonial improved upon its already excellent credit quality by ending 2004 with a new record low nonperforming assets ratio of 0.29%. Nonperforming assets decreased by 51% from December 31, 2003. Net charge-offs as a percent of average net loans for 2004 were 0.19%. Colonial’s net charge-offs have consistently been lower than the average net charge-off ratio for southern regional banks as well as all FDIC banks. The allowance for loan losses as a percentage of net loans at December 31, 2004, was 1.16% compared to 1.20% at December 31, 2003 as a result of improving credit quality trends. The Company will continue to monitor trends in the economy and asset quality to assess the adequacy of its allowance for loan losses.

The Company’s total risk-based capital ratio at December 31, 2004 was 11.36% and its Tier I risk-based capital ratio was 8.77%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s total and Tier I risk-based capital ratios at December 31, 2003 were 12.49% and 9.35%, respectively. The Company’s Tier I leverage ratios were 7.14% and 7.50% at December 31, 2004 and 2003, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

In 2004, the Company paid its stockholders dividends of $75.6 million, or $0.58 per share, compared to $69.8 million or $0.56 per share in 2003. The Company declared a $0.1525 per share dividend payable on February 11, 2005 to holders of record as of January 28, 2005.

Business Combinations

Colonial continues its expansion into high growth areas by selectively expanding its existing markets through acquisitions. As a result of recent business combinations in those markets and strong internal growth, a majority of Colonial’s total assets and total deposits are located in Florida.

On February 10, 2005, Colonial completed the acquisition of Union Bank of Florida (“Union”), headquartered in Sunrise, Florida (Broward County). Union had approximately $1 billion in assets, $631 million in deposits and $643 million in loans at February 10, 2005. The acquisition of Union added 17 full-service offices in Miami-Dade, Broward and Palm Beach counties to Colonial’s franchise. Total consideration for the transaction was approximately $233.5 million and consisted of approximately 75% cash and 25% stock.

On January 18, 2005, Colonial announced the signing of a definitive agreement to acquire First Federal Savings Bank of Lake County (“FFLC”). FFLC, headquartered in Leesburg, Florida, had assets of $1 billion, deposits of $795 million and loans of $884 million at December 31, 2004. FFLC currently operates 16 full-service offices in Lake, Sumter, Citrus and Marion counties in Central Florida. Total consideration for the transaction is approximately $232 million. Under the terms of the agreement, FFLC shareholders will elect to receive either two shares of Colonial stock or $42 in cash for each FFLC share they own. The cash consideration will be capped at approximately 35% of the transaction. This transaction is expected to be completed by the end of the second quarter of 2005.

In May 2004, BancGroup acquired P.C.B. Bancorp, Inc. (“PCB”) and its four subsidiary banks, Premier Community Bank of Florida, Premier Community Bank, Premier Community Bank of Southwest Florida, and Premier Community Bank of South Florida. PCB had 16 full service offices on the east and west coasts of southern Florida. At the time of acquisition, PCB had approximately $688 million in total assets, $494 million in loans, and $547 million in deposits. Total consideration for the transaction was approximately $143.2 million and consisted of approximately 75% stock and 25% cash. BancGroup issued 6,030,434 shares of its common stock to shareholders of PCB.

In October 2003, BancGroup acquired Sarasota BanCorporation (“Sarasota”) and its wholly owned subsidiary bank, Sarasota Bank. Sarasota Bank operated one branch office in Sarasota, Florida. At the time of acquisition, Sarasota had approximately $161 million in assets, $129 million in loans, and $128 million in deposits. Total consideration for the transaction was approximately $36.6 million and consisted entirely of stock. BancGroup issued 2,399,852 shares of its common stock to shareholders of Sarasota.

Opportunities

The Company is poised to take advantage of growth opportunities because of its strategic locations in attractive markets in the United States, including Florida, Georgia, Texas and Nevada. During the past few years, Colonial has made a concerted effort to build a solid infrastructure and transform its culture to focus on sales and service. The Company is now reaping the benefits of these strategic initiatives. Colonial continues to find more opportunity to grow relationships within its existing customer base and to expand its presence in chosen markets in the fastest-growing areas of the country. New branches placed in the growth areas of Colonial’s existing markets strengthen our ability to serve and grow customers by improving customer convenience, sales opportunities and branch profitability.

Recent Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on the Company’s financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) 115, certain debt and equity securities within the scope of SFAS 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (“FASB”) staff issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS 115 and SFAS 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. See Note 3, Securities, in the Notes to the Consolidated Financial Statements for BancGroup’s disclosures under Issue 03-1. The changes required by this EITF Issue are not expected to have a material impact on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) on July 1, 2005 using the modified-prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no material impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would likely have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included in the Stock-Based Compensation section of Note 1, Summary of Significant Accounting and Reporting Policies, in the Notes to the Consolidated Financial Statements.

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

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation, of the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the “Risk Management” section and Note 1 to the Consolidated Financial Statements.

The table below illustrates BancGroup’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses.

	Estimated Effect on 2005 Provision Expense Assuming the Following Changes in Each Determining Factor(2)
Factors	+ 10%	– 10%
	(In thousands)
Loan portfolio Size	$11,905	$(11,905)
Net charge-offs	236	(236)
Criticized loans(1)	1,002	(996)

(1)	Criticized loans include all loans rated special mention or worse (includes all nonperforming assets and severely past due loans).
(2)	These computations do not contemplate any action BancGroup could undertake in response to changes in each of these risk factors.

Goodwill Impairment Analysis

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company has elected to perform its annual testing as of September 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step initially involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for five years, terminal values based on future growth rates and discount rates based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations of each reporting unit.

The goodwill impairment analysis for 2004 indicated that no impairment write-offs were required. The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of September 30, 2004. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 1 to the Consolidated Financial Statements.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates(1)
	No Change	+ 20%	– 20%
	(In thousands)
Total excess of estimated fair value versus carrying value for all reporting units	$2,188,736	$1,381,932	$4,029,647

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancGroup could undertake in response to changes in the risks associated with the operations of each reporting unit.

REVIEW OF RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax equivalent basis increased 15.2% or $77.4 million to $586.3 million for the year ended December 31, 2004, from $508.9 million for the year ended December 31, 2003. The principal factors affecting net interest income in 2004 were growth in average earning assets of 9.7% along with an 18 basis point improvement in the net interest margin.

The net interest margin increased to 3.63% in 2004 compared to 3.45% in 2003. The increase in the net interest margin was primarily due to the lower cost of interest bearing liabilities, which more than offset the decline in yield on earning assets. The cost of interest bearing liabilities declined 24 basis points to 1.91% compared to 2.15% in 2003, while the yield on earning assets fell six basis points in 2004 to 5.25% compared to 5.31% in 2003.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. An analysis and discussion of the changes in these components is provided following the tables.

Average Volume and Rates(1)

	2004			2003			2002
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest earning assets:
Mortgage warehouse loans	$1,033,238	$42,749	4.14%	$1,449,236	$57,990	4.00%	$1,093,151	$45,299	4.14%
All other loans, net of unearned income(2)(5)	11,115,275	625,455	5.63%	10,101,694	591,060	5.85%	9,427,620	621,089	6.59%

Total loans, net of unearned income(6)	12,148,513	668,204	5.50%	11,550,930	649,050	5.62%	10,520,771	666,388	6.33%
Loans held for sale	497,315	23,972	4.82%	373,226	19,134	5.13%	89,566	4,503	5.03%
Investment securities and securities available for sale:
Taxable	3,196,804	144,299	4.51%	2,550,549	103,027	4.04%	2,050,026	102,281	4.99%
Nontaxable(3)	65,827	4,633	7.04%	80,173	5,796	7.23%	99,965	7,203	7.21%
Equity securities	134,369	5,278	3.93%	132,945	5,460	4.11%	94,386	5,004	5.30%

Total securities	3,397,000	154,210	4.54%	2,763,667	114,283	4.14%	2,244,377	114,488	5.10%
Federal funds sold and other short-term investments	130,711	3,442	2.63%	49,151	633	1.29%	55,212	960	1.74%

Total interest earning assets	16,173,539	$849,828	5.25%	14,736,974	$783,100	5.31%	12,909,926	$786,339	6.09%

Allowance for loan losses	(148,208)			(138,925)			(133,302)
Cash and due from banks	328,713			339,337			289,196
Premises and equipment, net	263,134			237,281			225,925
Unrealized (loss) gain on available for sale securities	(12,783)			8,290			25,463
Other assets(5)	828,453			667,257			496,249

Total Assets	$17,432,848			$15,850,214			$13,813,457

Interest bearing liabilities:
Interest bearing demand deposits	$3,912,818	$37,133	0.95%	$2,891,386	$24,722	0.86%	$2,456,704	$31,273	1.27%
Savings deposits	547,359	2,497	0.46%	537,865	3,031	0.56%	464,871	4,311	0.93%
Time deposits(5)	4,014,706	101,491	2.53%	3,999,481	111,942	2.80%	4,308,276	149,936	3.48%
Short-term borrowings	3,085,807	41,387	1.34%	3,119,413	37,429	1.20%	2,103,496	37,430	1.78%
Long-term debt(5)	2,264,698	80,994	3.58%	2,216,861	97,041	4.38%	1,952,020	99,311	5.09%

Total interest bearing liabilities	13,825,388	$263,502	1.91%	12,765,006	$274,165	2.15%	$11,285,367	$322,261	2.86%

Noninterest bearing demand deposits	2,204,989			1,845,835			1,458,178
Other liabilities(5)	115,677			125,987			97,259

Total liabilities	16,146,054			14,736,828			12,840,804
Shareholders’ equity	1,286,794			1,113,386			972,653

Total liabilities and shareholders’ equity	$17,432,848			$15,850,214			$13,813,457

Rate differential			3.34%			3.16%			3.23%
Net interest income and net yield on interest earning assets(4)		$586,326	3.63%		$508,935	3.45%		$464,078	3.59%

(1)	Certain reclassifications have been made to the 2003 and 2002 data to conform to the 2004 presentation.
(2)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(3)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(4)	Net interest income divided by average total interest-earning assets.
(5)	The mark to market valuations on hedged assets and liabilities are included in either other assets or other liabilities, respectively.
(6)	Interest income on loans includes loan fees of $42,682, $40,894 and $31,330 for 2004, 2003 and 2002, respectively.

An Analysis of Interest Increases (Decreases)

	2004 Change From 2003			2003 Change From 2002
	Amount	Attributed To(1)		Amount	Attributed To(1)
		Volume	Rate		Volume	Rate
	(In thousands)
Interest income:
Total loans, net of unearned income:
Mortgage warehouse loans	$(15,241)	$(17,152)	$1,911	$12,691	$14,296	$(1,605)
All other loans, net of unearned income	34,395	57,662	(23,267)	(30,029)	42,471	(72,500)
Loans held for sale	4,838	6,039	(1,201)	14,631	14,540	91
Taxable securities	41,272	28,200	13,072	746	22,301	(21,555)
Nontaxable securities(2)	(1,163)	(1,013)	(150)	(1,407)	(1,430)	23
Equity securities	(182)	58	(240)	456	1,744	(1,288)

Total securities	39,927	27,245	12,682	(205)	22,615	(22,820)
Federal funds sold and other short-term investments	2,809	1,724	1,085	(327)	(97)	(230)

Total	66,728	75,518	(8,790)	(3,239)	93,825	(97,064)

Interest expense:
Interest bearing demand deposits	12,411	9,466	2,945	(6,551)	4,897	(11,448)
Savings deposits	(534)	53	(587)	(1,280)	601	(1,881)
Time deposits	(10,451)	425	(10,876)	(37,994)	(10,183)	(27,811)
Short-term borrowings	3,958	(407)	4,365	(1)	14,558	(14,559)
Long-term debt	(16,047)	2,054	(18,101)	(2,270)	12,547	(14,817)

Total	(10,663)	11,591	(22,254)	(48,096)	22,420	(70,516)

Net interest income	$77,391	$63,927	$13,464	$44,857	$71,405	$(26,548)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

Average Interest Earning Assets

Average interest earning assets grew $1.4 billion or 10% in 2004. The average yield on earning assets declined six basis points in 2004 due to market rate declines in 2003. These declines encouraged a significant number of early loan payoffs and repositioned the loan portfolio in a lower rate environment. The decline in the average yield on earning assets was lessened by the increases in market rates that occurred in the second half of 2004. During this period, the Federal Reserve raised the target federal funds rate 125 basis points, and BancGroup raised its prime rate in conjunction with those increases. Approximately 80% of BancGroup’s loan portfolio is variable or adjustable rate and therefore is directly impacted by changes in market rates. The composition of the earning asset growth is detailed in the sections below.

Loans. Average total loans grew $598 million or 5.2% in 2004 over 2003. The average mortgage warehouse lending portfolio decreased $416 million in 2004. Mortgage warehouse lending is a centralized division that provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. The record low mortgage rates available in 2002 and 2003 resulted in large increases in average loans for this division, as overall mortgage activity, both refinancings and purchases, reached record levels. As mortgage rates increased the first half of 2004, these volumes declined. Consequently, average mortgage warehouse loans as a percentage of average total loans was 13% in 2003 compared to 9% in 2004. The average yield in mortgage warehouse loans increased 14 basis points in 2004 after declining 14 basis points in 2003. The pricing of these loans is affected by changes in market rates and customer demand.

The average balance of loans, excluding mortgage warehouse lending, showed solid growth in 2004 and increased $1 billion, or 10% (7% excluding the PCB acquisitions). The average yield on the loan portfolio, excluding the mortgage warehouse division, was 5.63% for 2004, compared to 5.85% for 2003. As a result of changes in market rates, the yield on loans, excluding mortgage warehouse lending, increased in the last two quarters of 2004, but for the year was 22 basis points below the average yield for 2003.

Loans held for sale. Loans held for sale represent single family residential mortgage loans either directly originated, or acquired as short-term participations in mortgage loans. It is the Company’s policy to enter into forward sales commitments at the same time these mortgage loans are originated or acquired. Average loans held for sale increased to $497 million in 2004 from $373 million in 2003. The average yield on the Company’s loans held for sale decreased 31 basis points to 4.82% in 2004 versus 5.13% in 2003.

Securities. On average, the securities portfolio increased to $3.4 billion in 2004 from $2.8 billion in 2003. Securities comprised 21% of average earning assets in 2004 compared to 19% in 2003. The average yield increased to 4.54% in 2004 from 4.14% in 2003. The 40 basis point increase in 2004 was primarily due to lower premium amortization on mortgage backed securities, as prepayments slowed during the fourth quarter of 2003 and remained slower throughout 2004. BancGroup also executed several transactions to improve the structure and yield of the securities portfolio, such as selling $710 million in securities yielding 4.37% and reinvesting those proceeds into securities yielding 4.59% in the first quarter of 2004. The duration of the portfolio (excluding equities) declined during 2004 from an estimated duration of 4.2 years at December 31, 2003 to 3.64 years at December 31, 2004.

Average Interest Bearing Liabilities

Average interest bearing liabilities increased 8%, primarily from 14% growth in interest bearing deposits. The average cost of interest bearing liabilities decreased 24 basis points to 1.91% in 2004, compared to 2.15% in 2003. The lower average cost of funds in 2004 was primarily the result of a shift in deposit mix to non-time deposits from time deposits, continued repricing of deposits in a lower rate environment and lower rates on long term debt as a result of prepaying certain long-term advances and entering into interest rate swaps to convert fixed rates to floating rates. The percentage of average non-time deposits to total average deposits has improved with the ratio increasing to 62% in 2004 compared to 57% in 2003.

Interest bearing deposits. Average non-time interest bearing deposits grew $1 billion, or 30% in 2004 (27% excluding the PCB acquisition). This growth was primarily from sales efforts to emphasize relationship deposit growth, particularly in the money market product during 2004. Average time deposits remained relatively unchanged from 2003 (decreased 2% excluding the PCB acquisition).

The average rate on non-time interest bearing deposits increased eight basis points to 0.89% for 2004 compared to 0.81% for 2003, while the rate on time deposits declined 27 basis points to an average of 2.53% in 2004 compared to 2.80% for 2003.

BancGroup’s growth in low cost deposits has decreased its dependence on borrowings whereby total average deposits comprise 66.6% of the Company’s total funding for the year ended 2004 compared to 63.5% in 2003. The shift in funding mix contributes favorably to BancGroup’s interest rate risk profile and is expected to assist in containing funding costs in a rising interest rate environment.

Borrowings.    Average borrowings increased less than 1% over 2003 due to strong deposit growth in 2004 which decreased the Company’s reliance on wholesale funding sources. Due to the previously discussed growth in deposits, average total borrowings were 31% of average total assets for 2004 compared to 34% for 2003. Short term borrowings decreased $34 million in 2004. The average rate on short term borrowings increased 14 basis points to 1.34% in 2004 versus 1.20% in 2003 in conjunction with increases in the target federal funds rate. The average balance of long term debt increased $47.8 million in 2004. Rates on long-term debt declined 80 basis points from 2003 due to BancGroup’s prepayment of $512 million in long term FHLB advances which had an average rate of 4.49%, and entrance into interest rate swaps to convert the interest rates on $575 million of long-term FHLB advances from fixed to floating rates.

Average Noninterest Earning Assets

Average noninterest earning assets increased $146 million to $1.3 billion from 2003 to 2004. The 2004 increase was due largely to an increase in bank-owned life insurance (BOLI) and noninterest earning assets obtained through acquisitions, such as goodwill and fixed assets.

Average Noninterest Bearing Liabilities

Average noninterest bearing liabilities increased by $349 million from 2003 to 2004, an 18% increase. This change primarily relates to the increase in average noninterest bearing deposits of $359 million from 2003 to 2004, a 19% increase (17% excluding the PCB acquisition). As a result of the Company’s continuing effort to increase low cost or no cost deposits, the noninterest bearing deposit mix improved to 21% of total deposits in 2004 up from 20% in 2003.

Loan Loss Provision

The provision for loan losses for the year ended December 31, 2004 was $27.0 million compared to $37.4 million for 2003. Net charge-offs were 0.19% and 0.31% of average loans for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004 BancGroup had a 548% reserve coverage of nonperforming loans compared to 240% at December 31, 2003. The reduction in loan loss provision was the result of improved credit quality in the loan portfolio. See management’s discussion of nonperforming assets and summary of loan loss experience presented in the “Review of Financial Condition” section of this report.

Noninterest Income

Noninterest income, excluding securities gains, increased $2.3 million, or 1.8%, from 2003 to 2004. Noninterest income, including securities gains, increased 3.8% in 2004.

	Years Ended December 31,			Increase (Decrease)
				2004 Compared to 2003%		2003 Compared to 2002%
	2004	2003	2002
	(In thousands)
Service charges on deposit accounts	$58,467	$53,614	$44,941	$4,853	9.1%	$8,673	19.3%
Financial planning services	13,370	15,112	11,052	(1,742)	(11.5)	4,060	36.7
Electronic banking	12,604	10,186	8,257	2,418	23.7	1,929	23.4
Mortgage banking	8,433	17,233	14,004	(8,800)	(51.1)	3,229	23.1
Securities gains, net	7,544	4,813	5,701	2,731	56.7	(888)	(15.6)
Bank-owned life insurance	10,261	7,531	5,160	2,730	36.3	2,371	45.9
Other income	27,348	24,533	17,808	2,815	11.5	6,725	37.8

Total noninterest income	$138,027	$133,022	$106,923	$5,005	3.8%	$26,099	24.4%

The increase in service charges on deposit accounts in 2004 was primarily the result of the internal growth in deposits, the management of fee collection, an increase in cash management services revenues and revenue enhancement initiatives, and increased deposit accounts through acquisitions and new branch openings.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The decrease in 2004 was primarily due to declines in sales of securities and annuity products and lower income from trust services.

Electronic banking services enable our customers to bank when and where they want. Electronic banking includes an ATM network, business and personal check card services and our internet banking with bill pay service. The increases in electronic banking fees are primarily the result of deposit growth, increased check card activities and usage, an increase in Visa’s interchange fee rate, and an increase in usage of Colonial’s internet banking product.

Mortgage banking is available in all of Colonial’s banking regions. Colonial offers both adjustable and fixed rate products. Adjustable rate products are generally retained in Colonial’s loan portfolio while fixed rate products are sold in the secondary market. Income from loans originated and subsequently sold in the secondary market is reflected in noninterest income. Mortgage banking income from secondary market loans decreased 51.1% to $8.4 million in 2004. The 2004 decreases are a direct result of changes in mortgage rates which resulted in less refinancing activity than in 2003.

Securities gains were $7.5 million for the year ended December 31, 2004 compared to $4.8 million for the same period in 2003. Securities gains were substantially offset by $7.4 million in net fees related to early extinguishment of debt recorded in noninterest expense. Refer to the Net Interest Income section for further discussion of the securities transactions.

Income from BOLI increased 36.3% in 2004 over the previous year primarily due to an additional purchase of $100 million in BOLI in October of 2004.

Other income for 2004 includes an increase of $2 million from BancGroup’s subsidiary, Goldleaf Technologies, Inc. The remainder of the change in other income included an increase of $4.3 million in various other income items including fees from mortgage warehouse lending custodial services and association services offset by lower option income of $3.5 million in 2004.

Noninterest Expense

Noninterest expense increased $47.3 million, or 13%, excluding loss on early extinguishment of debt, compared to 2003. Total noninterest expense, excluding early extinguishment of debt, to average assets was 2.42% in 2004. The addition of 30 new locations, including 16 through acquisitions, as well as acquisition related expenses during 2004 increased expenses by approximately $15 million, or 4%, over 2003.

	Years Ended December 31,			Increase (Decrease)
				2004 Compared to 2003%		2003 Compared to 2002%
	2004	2003	2002
	(In thousands)
Salaries and employee benefits	$218,095	$196,149	$164,235	$21,946	11%	$31,914	19%
Occupancy expense, net	52,375	44,999	39,416	7,376	16	5,583	14
Furniture and equipment expenses	38,300	37,264	31,048	1,036	3	6,216	20
Amortization of intangible assets	6,364	4,385	2,813	1,979	45	1,572	56
Regulatory assessments	3,692	1,878	1,861	1,814	97	17	1
Advertising and public relations	8,477	8,319	6,964	158	2	1,355	19
Stationery, printing and supplies	6,450	5,854	5,319	596	10	535	10
Communications	10,692	9,317	8,765	1,375	15	552	6
Legal fees	10,302	7,778	6,560	2,524	32	1,218	19
Postage and courier	9,089	8,558	7,727	531	6	831	11
Insurance	3,291	3,014	1,885	277	9	1,129	60
Professional services	7,604	7,384	7,266	220	3	118	2
Travel	5,278	4,848	4,167	430	9	681	16
Merger related expenses	1,999	271	874	1,728	638	(603)	(69)
Loss on early extinguishment of debt	7,436	—	—	7,436	—	—	—
Other	40,426	35,106	28,470	5,320	15	6,636	23

Total noninterest expense	$429,870	$375,124	$317,370	$54,746	15%	$57,754	18%

Salaries and employee benefits expense for the year ended December 31, 2004 increased $21.9 million, or 11%. Salaries and employee benefits of additional employees from bank acquisitions and branch openings accounted for 3% of this increase. The remaining increase was due to normal salary increases, incentive related compensation, increases in production and back office support staffing and additional health care costs. These increases were partially offset by lower production related compensation as a result of lower mortgage banking and financial planning services revenues.

Occupancy expense for the year ended December 31, 2004 increased $7.4 million, or 16%. The increase was primarily the result of acquisitions, the opening of a new technology center in the fourth quarter of 2003 and the strategic repositioning of branches within our markets through the opening of 14 new locations and the closure of seven locations in Alabama.

Amortization of intangible assets increased $2.0 million, or 45%, during 2004. The increase in core deposit intangible amortization resulted from the 2004 acquisition of PCB and the 2003 acquisition of Sarasota Bank.

Regulatory assessments increased $1.8 million, or 97%, during 2004. 2004 was the first full year subject to OCC supervision. The OCC imposes semiannual assessments on all national banks under its supervision; however, since the bank came under OCC supervision in August 2003, there was no assessment in 2003.

Legal expenses for the year ended December 31, 2004 increased $2.5 million, or 32%. The increase was related to additional costs associated with the growth of the Company.

In 2004, BancGroup completed the acquisition of PCB which operated 16 full service branches in several counties in Florida. In 2003, BancGroup completed the acquisition of Sarasota BanCorporation in Sarasota, Florida with one branch. The results for 2004 and 2003 include pretax costs associated with these mergers and acquisitions totaling $2 million and $271,000, respectively. These costs are comprised of travel, training, marketing, and incremental charges related to the integration of acquired banks, such as system conversion and customer supplies. Refer to the Business Combination section of the Executive Overview for further information regarding business combinations.

The increases in all other expense categories were primarily due to acquisitions completed and new locations opened in 2004 and 2003 and various technology initiatives. In addition, increases in other expense were primarily from electronic banking charges as a direct result of increased revenues, various investments including Goldleaf Technologies and professional fees as a result of the Sarbanes Oxley Act.

Income Taxes

The effective income tax rate was 34 percent in 2004 and 2003. BancGroup is subject to a statutory federal tax rate of 35 percent and various state tax rates. For further information concerning the provision for income taxes, refer to Note 24, Income Taxes, in the Notes to Consolidated Financial Statements.

REVIEW OF STATEMENT OF CONDITION

Loans

Management’s emphasis, within all of BancGroup’s banking regions and specialized lending divisions, is on loan growth in accordance with local market demands and in reliance upon the lending experience and portfolio management expertise in these regions and divisions. Management believes that its strategy of meeting local demands and using local lending expertise has proven successful, especially when combined with the expertise offered by the managers of the specialized lending divisions such as mortgage warehouse and residential real estate. Loans, excluding mortgage warehouse lending, grew 11% in 2004 (6% excluding the PCB acquisition). The strongest loan growth for the Company in 2004 was in the Florida regional bank segment with 18% growth (9% excluding the PCB acquisition), the Texas regional bank segment with 20% growth and the Nevada regional bank segment with 11% growth. Mortgage warehouse lending also grew 13% in 2004.

Loans by Category

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Commercial, financial and agricultural	$1,007,686	$1,037,782	$1,161,394	$1,170,588	$1,264,281
Real estate—commercial	4,265,700	4,144,143	3,770,095	3,418,867	3,208,911
Real estate—construction	3,925,972	3,138,671	2,821,631	2,295,675	1,700,281
Real estate—residential	2,223,889	1,982,239	1,937,572	1,942,821	2,697,934
Installment and consumer	187,315	216,481	237,293	240,836	278,739
Mortgage warehouse lending	1,114,923	982,488	1,671,149	1,259,870	376,638
Other	132,326	87,091	93,296	39,008	116,170

Total loans, net of unearned income	$12,857,811	$11,588,895	$11,692,430	$10,367,665	$9,642,954

The increase in loans in 2004 compared to 2003 was primarily driven by growth in real estate loans; commercial, construction and residential, which account for 91% of the net increase in loans. Growth in commercial real estate loans reflects an increase in retail, office and warehouse property types offset by declines in lodging and multi-family. The construction real estate portfolio is primarily made up of loans to finance construction projects within the Company’s banking markets and the growth in this category during 2004 was mostly in residential property types (development, land zoned residential, home construction, residential lots and condominiums). Residential real estate loan growth was primarily driven by increases in home equity lines as consumers continue to take advantage of relatively low interest rates.

The majority of the remaining net increase in loans for 2004 as compared to 2003 was in mortgage warehouse lending loans, which continue to be a significant line of business for the Company.

The contractual maturities of loans may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan payoffs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturities of loans at December 31, 2004.

Loan Maturity/Rate Sensitivity

	December 31, 2004
	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating/ Adjustable	Fixed	Floating/ Adjustable
	(In thousands)
Commercial, financial, and agricultural	$550,505	$321,325	$135,856	$202,969	$804,717	$103,422	$353,759
Real estate—commercial	1,044,394	2,334,078	887,228	1,525,760	2,739,940	1,208,187	2,013,119
Real estate—construction	2,352,378	1,505,624	67,970	230,082	3,695,890	114,919	1,458,675
Real estate—residential	326,707	477,438	1,419,744	354,590	1,869,299	247,941	1,649,241
Installment and consumer	99,380	79,670	8,265	150,292	37,023	75,118	12,817
Mortgage warehouse lending	1,114,923	—	—	—	1,114,923	—	—
Other	68,380	54,393	9,553	48,083	84,243	19,747	44,199

Totals	$5,556,667	$4,772,528	$2,528,616	$2,511,776	$10,346,035	$1,769,334	$5,531,810

Refer to the Risk Management section for additional discussion of loans.

Securities

BancGroup determines the funds available for investment based upon anticipated loan and deposit growth, liquidity needs and pledging requirements, as well as other factors. An investment strategy is developed based on these factors, along with the bank’s balance sheet position and relative value opportunities in the market.

All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity investments was $6.2 million at the end of 2004. The current year decline was due to paydowns, maturities and calls in the portfolio. Securities classified as held to maturity consisted primarily of U.S. Treasury bonds, agency mortgage-backed securities and municipal obligations. The stated maturity of these securities was 5.91 years with an average life of 3.87 years and an average duration of 1.74 years.

Securities available for sale represent those securities that the Company intends to hold for an indefinite period of time and may be sold in response to changes in the bank’s interest rate risk position, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added to or deducted from shareholders’ equity. At December 31, 2004, available-for-sale securities totaled $3.6 billion or 99.8% of the total portfolio. The stated maturity of these securities was 20.78 years with an average life of 5.19 years and an average duration (excluding equities) of 3.64 years. Stated maturities differ from average lives because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

The composition of the Company’s securities portfolio is reflected in the following table.

Securities by Category

	Carrying Value at December 31,
	2004	2003	2002
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$500	$500
Federal Agency mortgage-backed securities	1,366	1,955	3,524
Federal Agency collateralized mortgage obligations	18	29	60
Obligations of state and political subdivisions	4,241	7,622	14,789
Other	27	281	1,133

Total investment securities	6,152	10,387	20,006

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	187,770	213,660	31,488
Federal Agency mortgage-backed securities	338,446	527,175	447,626
Federal Agency collateralized mortgage obligations	1,144,173	1,454,537	1,332,439
Private collateralized mortgage obligations	1,741,079	690,348	485,540
Obligations of state and political subdivisions	55,539	70,298	83,398
Other	180,395	144,303	237,638

Total securities available for sale	3,647,402	3,100,321	2,618,129

Total securities	$3,653,554	$3,110,708	$2,638,135

Securities to total assets	19.3%	19.1%	16.7%

Average securities to average earning assets	21.0%	18.8%	17.4%

Average duration (excluding equities)	3.64 years	4.23 years	N/A

The maturities of the Company’s securities portfolio at December 31, 2004 are as follows:

Contractual Maturity Distribution of Securities(2)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	—%	$—	—%	$—	—%	$500	7.25%
Federal Agency mortgage-backed securities and collateralized mortgage obligations	—	—%	147	7.30%	480	7.29%	757	7.12%
Obligations of state and political subdivisions(1)	1,494	5.52%	1,005	5.16%	1,488	5.55%	254	5.80%
Other	27	2.50%	—	—%	—	—%	—	—%

Total investment securities	1,521	5.47%	1,152	5.43%	1,968	5.97%	1,511	6.94%

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	1,012	4.90%	18,008	3.01%	120,169	4.08%	48,581	5.00%
Federal Agency mortgage-backed securities	—	—%	6,344	5.87%	10,671	6.45%	321,431	4.65%
Federal Agency collateralized mortgage obligations	—	—%	155	4.04%	21,566	4.71%	1,122,452	4.62%
Private collateralized mortgage obligations	—	—%	—	—%	22,027	4.38%	1,719,052	4.78%
Obligations of state and political subdivisions(1)	5,664	4.49%	32,928	4.57%	10,357	4.95%	6,590	5.17%
Other	174,469	3.94%	150	7.00%	—	—%	5,776	3.93%

Total available for sale securities	181,145	3.96%	57,585	4.22%	184,790	4.36%	3,223,882	4.71%

Total Securities	$182,666	3.97%	$58,737	4.24%	$186,758	4.38%	$3,225,393	4.71%

(1)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2)	These are contractual maturities, expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Deposits

BancGroup’s deposit structure consists of the following:

	December 31,		% of Total
	2004	2003	2004	2003
	(In thousands)
Noninterest bearing demand deposits	$2,464,817	$2,021,901	21.2%	20.7%
Interest bearing demand deposits	4,322,433	3,314,328	37.1	33.9
Savings deposits	543,717	531,419	4.7	5.4

Non-time deposits	7,330,967	5,867,648	63.0	60.0
Certificates of deposits less than $100,000	2,160,242	1,993,594	18.5	20.4
Certificates of deposits $100,000 or more	1,784,437	1,540,274	15.3	15.8
IRA’s	325,506	321,736	2.8	3.3
Open time deposits	45,460	45,340	0.4	0.5

Total deposits	$11,646,612	$9,768,592	100.0%	100.0%

BancGroup is continuing to grow deposits throughout its market areas. Non-time deposits grew 25% in 2004, including 22% growth in noninterest bearing deposits (18% and 11%, respectively, excluding the impact of the PCB acquisition). Time deposits grew 11% in 2004 (7% excluding the PCB acquisition). As a result, the mix of non-time deposits improved to 63% of total deposits from 60% of total deposits at the end of the prior year. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management supported by BancGroup’s marketing and treasury departments provide the Company with resources to remain competitive in its deposit markets.

The following chart details BancGroup’s non-time deposit base by state at December 31, 2004:

At December 31, 2004, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$468,633
Over 3 through 6	247,961
Over 6 through 12	456,387
Over 12	716,161

Total	$1,889,142

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

As a financial services provider, the Company routinely commits to extend credit, including loan commitments, letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for loans. Also, in the ordinary course of business, the Company enters into indemnification agreements, including underwriting agreements relating to offers and sales of its securities, acquisition agreements and various other business arrangements, such as relationships arising from service as a director or officer of the Company or its subsidiaries. For more information regarding off-balance sheet arrangements, see Note 7, Financial Instruments with Off-Balance Sheet Risk, in the Notes to the Consolidated Financial Statements.

Contractual Obligations

The Company enters into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations, and leases for premises and equipment. The table below summarizes contractual obligations as of December 31, 2004 except for obligations of short-term borrowing arrangements and pension and postretirement benefits plans. More information on these obligations is contained in Note 13, Short-Term Borrowings, and Note 18, Employee Benefit Plans.

The Company also enters into derivatives, which create contractual obligations, as part of its interest rate risk management process. For more information, see the “Interest Rate Risk” section and Note 9, Derivatives.

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt(1)(2)	$2,232,502	$53,330	$807,034	$426,125	$946,013
Operating leases	181,282	29,225	47,470	32,349	72,238
Time deposits	4,315,645	2,709,761	1,060,999	425,282	119,603

Total	$6,729,429	$2,792,316	$1,915,503	$883,756	$1,137,854

(1)	Includes current maturity of long-term debt reported in short-term borrowings.
(2)	Excludes purchase accounting and hedge accounting market value adjustments.

RISK MANAGEMENT

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial has structured its overall credit process so that the credit risk associated with lending can be effectively managed. Our credit risk management process is centered on comprehensive credit and underwriting policies and procedures, a strong and effective loan approval process, continual audit and review functions, and experienced credit professionals at the regional, business-line, and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group and a special assets/collections group which fall under the supervision of the Chief Credit Officer. The credit risk reporting and analysis group continually evaluates changes in credit risk, monitors large concentrations and exposures of all types and locations, and implements the bank’s allowance methodology. The special assets/collections group is charged with minimizing losses, maximizing recoveries, and implementing strategies to reduce problem asset levels. In addition, the internal auditor and regulatory examiners review and perform detailed tests of our credit risk management activities, such as credit underwriting, loan administration, and the allowance process. The overall goals of our credit risk management activities include providing a sound basis for new credit extensions and early recognition of problems/risks so that we can maintain a high quality loan portfolio and achieve long-term earnings growth.

In addition to lending, credit risk is present in our securities portfolio, derivative instruments and in certain deposit activities. The bank’s investment area has credit risk management processes in place in order to manage risk in these activities.

Loan Approval and Underwriting

The Chief Credit Officer, who reports directly to the Chief Executive Officer, provides company-wide credit oversight through a company-wide senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while BancGroup’s senior management provides independent oversight by participating in the state loan committees. Loans to the Company’s largest borrowers and loans originated out of specialized business units may go through these committees for approval, but also may go through additional committees established by the Board of Directors and administered by the Chief Credit Officer.

BancGroup has standard policies and procedures for the evaluation and underwriting of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the creditworthiness of the borrower, but generally require loan to value ratios not to exceed 85% for commercial real estate, 80% for construction, 75% for development, 65% for raw land, and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios. Collateral values referenced above are monitored and estimated by loan officers through inspections, independent appraisals, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers’ or guarantors’ creditworthiness, the borrowers’ other banking relationships, the bank’s lending experience with the borrowers, and any other potential sources of repayment.

Concentration

BancGroup has a significant concentration of commercial real estate and construction loans representing 33.2% and 30.5% of total loans as of December 31, 2004, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 11.0% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas are experiencing higher rates of growth. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. Net charge-offs to average loans for the commercial real estate portfolio were 0.17% for 2004. Net charge-offs to average loans for the construction portfolio were 0.07% for 2004. In addition to mortgages on the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 23.4% of the total commercial real estate portfolio outstanding at December 31, 2004. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans carry less risk than other commercial real estate loans.

Management believes that its existing distribution of commercial real estate and construction loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s risk exposure. The current distribution of commercial real estate and construction loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of Construction and Commercial Real Estate loans at December 31, 2004.

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$622		$597
Geographic Diversity
Florida	$1,958,399	49.9%	$2,203,029	51.6%
Alabama	512,253	13.0%	775,717	18.2%
Georgia	460,727	11.7%	444,045	10.4%
Texas	447,883	11.4%	282,522	6.6%
Nevada	357,094	9.1%	207,338	4.9%
Other	189,616	4.9%	353,049	8.3%

Total	$3,925,972	100.0%	$4,265,700	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
Industry Distribution December 31, 2004	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	25.5%	7.8%	Retail	24.6%	8.2%
Land Only	19.9%	6.1%	Office	17.3%	5.8%
Residential Home Construction	18.2%	5.6%	Multi-Family	13.3%	4.4%
Condominium	10.8%	3.3%	Warehouse	11.9%	4.0%
Retail	8.6%	2.6%	Other *	8.8%	2.9%
Other *	6.6%	2.0%	Lodging	7.7%	2.6%
Commercial Development	4.7%	1.4%	Healthcare	7.6%	2.5%
Office	3.0%	0.9%	Church or School	4.1%	1.3%
Multi-Family	2.7%	0.8%	Recreation	2.8%	0.9%

			Industrial	1.9%	0.6%

Total Construction	100.0%	30.5%	Total Commercial Real Estate	100.0%	33.2%

*	Other includes all loans in categories smaller than the lowest percentage shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,155,423	$752,170
% of 75 largest loans to category total	29.4%	17.6%
Average Loan-to-Value Ratio (75 largest loans)	69%	67%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.42x

Residential real estate loans represent 17.3% of total loans in 2004. Substantially all of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk and lower interest rate sensitivity. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Net charge-offs to average loans for the residential real estate portfolio was 0.10% for 2004. The growth in this portfolio was mainly in home equity lines of credit which grew 34.0% during 2004 and now represent 23.2% of residential real estate loans. This increase is due to the new equity line products that were introduced over the last few years as well as general market trends.

Loans classified as commercial, financial, and agricultural, representing 7.8% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail, or service businesses. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

Consumer loans, representing 1.5% of total loans, are loans to individuals for various purposes. Automobile loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

BancGroup maintains a mortgage warehouse lending division. This department provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. Loans outstanding at December 31, 2004 were $1.1 billion, with unfunded commitments of $770.5 million.

The Company has 38 credits with commitments (funded and unfunded) of $866 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $75 million (which is a mortgage warehouse lending credit), with the smallest credit being approximately $20,000. At December 31, 2004, $492 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	75% - mortgage warehouse lines to 21 large institutions,

•	22% - 15 commercial real estate credit facilities to companies with headquarters located within Colonial’s existing markets,

•	2% - one operating facility to a large national insurance company, and

•	1% - one international credit to a correspondent bank in Argentina.

Management believes that these are sound participations involving credits that fit within Colonial’s lending philosophy and meet its conservative underwriting guidelines.

Allowance for Loan Losses

Colonial, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to validate that credit risks are appropriately identified. The Company remains committed to the early recognition of problem loans and to ensuring an adequate level of allowance to cover losses. At December 31, 2004, the Company’s total allowance was $148.8 million, which represented 1.16% of period-end loans.

Using input from the Company’s comprehensive credit risk identification process, the Company’s credit risk management area analyzes and validates the Company’s loan loss reserve methodology at least quarterly. The analysis includes three basic elements: specific allowances for individual loans, general allowances for loan pools, and allowances based on identified economic conditions and other risk factors. The credit risk management area, along with senior management, review the methodology and ensure it is appropriate and that all material risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. In addition, the allowance methodology is discussed with and reviewed quarterly by the Audit Committee.

The first element of the allowance for loan losses analysis involves the calculation of specific allowances for individual impaired loans as required by SFAS 114, Accounting by Creditors for Impairment of a Loan. In addition, the Company requires that a broad group of loans be tested for impairment each quarter (this includes all loans of $500,000 and over that have internal risk ratings below a predetermined classification level, plus all significantly past due loans of $200,000 and over). The credit risk management area validates all impairment testing and validates the reserve allocations for all impaired loans each quarter. Reserves associated with this element are based on a thorough analysis of the most probable sources of repayment which is normally the liquidation of collateral, but also includes discounted future cash flows or the market value of the loan itself. As of December 31, 2004 and 2003, the specific allowance calculations for this element of the allowance totaled $8.0 million and $15.6 million, respectively. The decrease in the reserve between these two periods primarily resulted from a 58.6% decline in the dollar amount of loans that met the criteria for impaired status.

The second reserve element is the general allowance for loan pools assessed by applying loan loss allowance factors to groups of loans within the portfolio that have similar characteristics. This part of the methodology is governed by SFAS 5, Accounting for Contingencies. The general allowance factors are based upon recent and historical charge-off experience and are typically applied to the portfolio by loan type and internal risk rating. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in the analysis of this second reserve element are adjusted quarterly based on loss trends and risk rating migrations. As of December 31, 2004 and 2003, the general allowance calculations totaled $111.5 million and $105.0 million, respectively. The increase between the periods was primarily the result of portfolio growth which was partially offset by lower criticized and classified risk assets.

The third element of the allowance represents the effect of factors that are not fully captured elsewhere in the model, and includes amounts for deteriorating industries, macroeconomic factors and model imprecision. The Company analyzes and revises this part of the allowance at least quarterly. The qualitative risk factors of this third allowance segment are subjective and require a high degree of management judgment. As of December 31, 2004 and 2003, the allowance calculated for economic conditions and other risk factors relating to specific loan categories totaled $17.2 million and $7.0 million, respectively. The change in this portion of the reserve is due to increased interest rates in 2004 that subject the commercial real estate and construction portfolios to increased loss levels as well as other economic factors affecting commercial real estate. In addition to the allocated portions, an unallocated amount is calculated to adjust the allowance for imprecision inherent in estimates used for the allocated portions of the reserve. The unallocated allowance is the result of our judgement of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends. At December 31, 2004 and 2003, the unallocated allowance was $12.1 million and $10.9 million, respectively.

Allocation of the Allowance for Loan Losses

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount(1)	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(In thousands)
Balance at end of period Applicable to:
Commercial, financial, and agricultural(2)	$44,621	7.8%	$50,314	9.0%	$51,468	10.0%	$53,533	11.3%	$28,396	13.1%
Real estate commercial	37,393	33.2%	28,800	35.8%	25,175	32.2%	21,944	33.0%	40,466	33.3%
Real estate construction	30,357	30.5%	25,014	27.1%	26,707	24.1%	22,655	22.1%	14,049	17.6%
Real estate residential	12,494	17.3%	11,176	17.1%	11,058	16.6%	9,712	18.7%	13,321	28.0%
Installment and consumer	4,987	1.5%	6,125	1.9%	7,064	2.0%	7,132	2.3%	2,655	2.9%
Mortgage warehouse lending	2,783	8.7%	2,683	8.4%	4,439	14.3%	3,326	12.2%	1,839	3.9%
Other	4,088	1.0%	3,526	0.7%	1,987	0.8%	2,573	0.4%	1,426	1.2%
Unallocated	12,079	0.0%	10,911	0.0%	7,367	0.0%	1,325	0.0%	7,903	0.0%

Total	$148,802	100.0%	$138,549	100.0%	$135,265	100.0%	$122,200	100.0%	$110,055	100.0%

Ratio of ending allowance to ending loans (net of unearned income)	1.16%		1.20%		1.16%		1.18%		1.14%

(1)	Reclassifications were made to prior period to conform to the 2004 presentation.
(2)	This includes reserves for international credits.

Summary of Loan Loss Experience

	Years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Allowance for loan losses—January 1	$138,549	$135,265	$122,200	$110,055	$99,027
Charge-offs:
Commercial, financial and agricultural	10,854	21,370	19,859	14,731	10,650
Real estate—commercial	8,034	9,344	4,062	9,354	3,399
Real estate—construction	2,670	1,528	1,789	292	529
Real estate—residential	2,613	5,297	5,221	3,148	3,260
Installment and consumer	2,097	2,507	3,621	4,049	4,492
Other	3,543	1,381	1,082	1,155	1,117

Total charge-offs	29,811	41,427	35,634	32,729	23,447

Recoveries:
Commercial, financial and agricultural	2,855	2,052	1,189	698	1,272
Real estate—commercial	776	874	1,005	404	745
Real estate—construction	223	197	93	9	62
Real estate—residential	480	332	565	565	440
Installment and consumer	1,057	1,334	1,589	1,999	1,898
Other	822	1,167	444	330	283

Total recoveries	6,213	5,956	4,885	4,005	4,700

Net charge-offs	23,598	35,471	30,749	28,724	18,747
Provision for loan loss	26,994	37,378	35,980	39,573	29,775
Allowance added from bank acquisitions	6,857	1,377	7,834	1,296	—

Allowance for loan losses—December 31	$148,802	$138,549	$135,265	$122,200	$110,055

Loans (net of unearned income) December 31	$12,857,811	$11,588,895	$11,692,430	$10,367,665	$9,642,954
Ratio of ending allowance to ending loans (net of unearned income)	1.16%	1.20%	1.16%	1.18%	1.14%
Average loans (net of unearned income)	$12,148,513	$11,550,930	$10,520,771	$10,119,185	$9,030,529
Ratio of net charge-offs to average loans (net of unearned income)	0.19%	0.31%	0.29%	0.28%	0.21%
Allowance for loan losses as a percent of nonperforming loans (nonaccrual and renegotiated)	548%	240%	191%	239%	258%

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

Nonperforming Assets

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Aggregate loans for which interest is not being accrued	$26,983	$57,342	$70,282	$49,675	$41,419
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	191	277	417	1,507	1,161

Total nonperforming loans*	27,174	57,619	70,699	51,182	42,580
Other real estate and in-substance foreclosure	9,711	17,378	20,468	15,198	8,680
Repossessions	154	443	134	355	298

Total nonperforming assets*	$37,039	$75,440	$91,301	$66,735	$51,558

Aggregate loans contractually past due 90 days or more for which interest is being accrued	$8,096	$10,802	$21,693	$28,249	$9,842
Total nonperforming loans as a percent of net loans	0.21%	0.50%	0.60%	0.49%	0.44%
Total nonperforming assets as a percent of net loans, other real estate and repossessions	0.29%	0.65%	0.78%	0.64%	0.53%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of net loans	0.27%	0.59%	0.79%	0.77%	0.54%
Allowance for loan loss as a percent of nonperforming loans (nonaccrual and renegotiated)	548%	240%	191%	239%	258%

*	Total does not include loans contractually past due 90 days or more, which are still accruing interest

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets declined $38 million, or 51%, during the year ended December 31, 2004 as a result of the resolution of problem assets through the sale of the loans or sale of underlying property, charge-off, and payoffs of a number of larger assets including the sale of the Bank’s outstanding loans to Argentine banks. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions, and the disproportionate impact of larger assets. Colonial has historically and consistently experienced favorable levels of nonperforming assets. The recent improvements in nonperforming assets and other credit quality measures are the result of additional improvements in collection, work-out and risk management efforts.

Interest income recognized and interest income foregone on nonaccrual loans were not significant for the years ended December 31, 2004, 2003 and 2002.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at December 31, 2004 and 2003 was $24.8 million and $59.9 million, respectively, and these loans had a corresponding valuation allowance of $8.0 million and $15.6 million, respectively. The average investment in impaired loans during 2004 and 2003 totaled $43.8 million and $64.5 million, respectively. The decrease in impaired loans is primarily due to the resolution of several problem credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $232.2 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of December 31, 2004, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s asset/liability management policies. To ensure adherence to these policies, the Asset and Liability Committee (ALCO) establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The guidelines apply to both on and off-balance sheet positions. The goal of the ALCO process is to maximize earnings while carefully controlling interest rate risk.

Interest Rate Risk

Interest rate risk, and its potential effects on earnings, are inherent in the operations of a financial institution. We are subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•	Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates;

•	Short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of the pension liability and other sources of earnings.

Asset/liability management activities include lending, accepting and placing deposits, investing in securities, issuing debt and hedging interest rate risk with off-balance sheet instruments. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest cost on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for off-balance sheet hedges) are highly correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

Colonial employs the following measurement techniques in the management of interest rate risk: simulation of earnings and simulation of the economic value of equity. These techniques are complementary and are used in concert to provide a comprehensive interest rate risk management capability.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, Colonial is able to measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the model simulation.

The following table represents the output from the Company’s simulation model based on the balance sheet at December 31, 2004, when the Fed Funds Rate was 2.25%. The table measures the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

Basis Points Change	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change (1)
+200	4.25	2.4%
+100	3.25	1.8%
No rate change	2.25	—
–100	1.25	(2.6)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

Colonial also measures interest rate risk by simulating the impact of changes in interest rates to the market value of equity. The potential effect of these interest rate changes is derived from the impact of such changes on the market value of assets, liabilities and off-balance sheet instruments. Colonial analyzes the changes in market value of equity to ensure that the Company maintains an adequate capital position.

The following table represents the output of the simulation model for the economic value of equity (EVE), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the EVE under 100 basis point parallel rate shocks versus the EVE assuming rates at December 31, 2004 and 2003.

Basis Points Change	Fed Funds Rates		% Change in Net Portfolio Value vs. EVE under No Rate Change
	December 31,		December 31,
	2004	2003	2004	2003
+200	4.25	3.00	(3.4)%	(2.0)%
+100	3.25	2.00	(1.5)%	(0.3)%
No rate change	2.25	1.00	—	—
–100	1.25	0.00	(2.6)%	(3.0)%

Liquidity and Funding

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs. Maintaining and managing adequate liquidity and funding is another prominent focus of ALCO.

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $1.4 billion, or 26% (22% excluding the PCB acquisition) from 2003. Total deposits increased by $1.9 billion, or 19% (14% excluding the effects of acquisitions), from December 31, 2003. With branches in four of the top five population growth states, retail deposits are a major component of BancGroup’s funding growth. BancGroup finished the year with 22% internal growth in average non-time deposits and 57% of the Company’s non-time deposits were in Florida.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to the emphasis on core deposit growth. The Company draws on a variety of funding sources to assist in funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines, repurchase agreements and issuances of commercial paper are sources for short-term borrowings. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is also an important part of BancGroup’s wholesale funding sources. Credit facilities with the FHLB are used for both short and long-term borrowings. As of December 31, 2004, the lendable collateral value pledged to FHLB amounted to $4 billion up from $2.9 billion the prior year. Continued loan growth is likely to increase the lendable collateral value and the FHLB will continue to provide an important source of wholesale liquidity. From time to time BancGroup has issued subordinated debentures, subordinated notes and trust preferred securities to provide both capital and funding.

Over the course of 2004, BancGroup focused on short-term borrowings to best manage its interest rate risk and to match the short-term funding requirement of mortgage warehouse lending cycles. By year end 2004, short-term borrowings from the FHLB had increased $600 million over 2003.

Short-term borrowings were comprised of the following at December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(In thousands)
FHLB borrowings	$1,250,000	$650,000	$555,000
Federal funds purchased	1,217,808	1,150,505	1,278,378
Repurchase agreements (retail)	571,486	547,895	582,381
Repurchase agreements (wholesale)	431,000	451,000	700,823
Commercial paper	—	—	15,065
Current maturity of long-term debt (primarily FHLB borrowings)	53,330	512,240	224,031

Total Short-Term Borrowings	$3,523,624	$3,311,640	$3,355,678

Additional details regarding short-term borrowings (excluding current maturities of long-term debt) are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At December 31
	(In thousands)
2004
FHLB borrowings	$1,250,000	$812,702	1.58%	2.44%
Federal funds purchased	1,402,178	1,220,059	1.39%	2.27%
Other short-term borrowings	1,147,655	1,053,046	1.11%	1.71%

	$3,799,833	$3,085,807	1.34%	2.12%

2003
FHLB borrowings	$1,450,000	$612,342	1.30%	1.37%
Federal funds purchased	1,991,264	1,432,460	1.18%	1.00%
Other short-term borrowings	1,476,226	1,074,611	1.17%	0.85%

	$4,917,490	$3,119,413	1.20%	1.03%

2002
FHLB borrowings	$555,000	$26,986	1.40%	1.30%
Federal funds purchased	1,468,417	1,093,420	1.68%	1.29%
Other short-term borrowings	1,426,472	983,090	1.91%	1.81%

	$3,449,889	$2,103,496	1.78%	1.53%

Long-term borrowings were comprised of the following at December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(In thousands)
FHLB borrowings	$1,329,583	$1,064,969	$1,517,339
Repurchase agreements (long-term wholesale)	300,000	300,000	—
Subordinated notes (2)	265,873	270,703	272,492
Trust preferred securities (1)(2)	—	—	197,878
Junior subordinated debentures (1)(2)	313,213	299,917	—
Variable rate subordinated debentures	7,725	7,725	7,725
Convertible subordinated debentures	—	—	3,100
Other	2,034	—	—

Total Long-Term Borrowings	$2,218,428	$1,943,314	$1,998,534

(1)	Due to the adoption of FIN 46, trust preferred securities were deconsolidated and reclassified as junior subordinated debt.
(2)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 9, Derivatives, and Note 14, Long-Term Borrowings, to the consolidated financial statements for further details.

Operational Risk Management

In providing banking services, Colonial processes cash, checks, wires and ACH transactions which expose Colonial to operational risk. Controls over such processing activities are closely monitored to safeguard the assets of Colonial and its customers. However, from time to time, Colonial has incurred losses related to these processes and there can be no assurance that such losses will not occur in the future.

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operational risk at levels appropriate to Colonial’s corporate standards in view of the risks inherent in the markets in which Colonial operates. The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation and monitoring of transactions. Each business unit is responsible for complying with corporate policies and procedures to do so. Colonial’s internal auditors monitor the overall effectiveness of the system of internal controls on an ongoing basis.

Colonial does not engage in business processes that are out of its primary areas of expertise but rather outsources non-core processing functions to limit operational risk associated with non-core business.

Operational losses are monitored closely. Operational losses have historically been immaterial as current earnings have absorbed operational losses without any material impact to earnings or capital.

CAPITAL MANAGEMENT

Capital Adequacy

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 2004 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangible assets plus trust preferred securities) (1)	$1,300,305
Tier II capital:
Allowable loan loss reserve	148,802
Subordinated debt	234,635
45% of net unrealized gains on available for sale equity securities	577

Total Capital	$1,684,319

Risk-Adjusted Assets	$14,826,517
Quarterly average assets (excluding intangible assets and unrealized gains/losses on securities available for sale)	$18,214,416

	December 31, 2004	December 31, 2003
Tier I Leverage Ratio	7.14%	7.50%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.77%	9.35%
Total Capital Ratio	11.36%	12.49%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Regulatory Restrictions

As noted previously, dividends payable by national banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

Colonial Bank is also required by law to maintain noninterest bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2004, these deposits were not material to BancGroup’s funding requirements.

COMPARISON OF 2003 WITH 2002

In 2003, we continued to expand in high-growth markets, specifically Florida, with the acquisition of Sarasota BanCorporation in October. This acquisition added a downtown Sarasota location with $161 million in assets, $129 million in loans and $128 million in deposits to Colonial’s franchise.

Net income for the year ended December 31, 2003 was $149.9 million compared to $140 million for the year ended December 31, 2002, a 7% increase. Earnings per share for 2003 was $1.20, a 3% increase over the $1.16 for the previous year. This increase reflects success in our efforts to enhance our retail banking franchise. We achieved significant non-time deposit and noninterest income growth as well as good loan growth from the regional banks.

Net interest income for 2003 rose 10% over the prior year. The net interest margin decreased 14 basis points to 3.45% for 2003 compared to 3.59% for 2002 due to market rate declines and the change in mix of earning assets. Average earning assets increased 14%, however the average yield on these assets dropped 78 basis points to 5.31% compared to 6.09% in 2002. Interest bearing liabilities increased 13% while rates decreased 71 basis points to 2.15% in 2003 from 2.86% in 2002.

Average total loans grew $1 billion or 10% in 2003 over 2002. The mortgage warehouse lending portfolio accounted for $356 million of the overall increase for 2003. The record low mortgage rates available in 2002 and 2003 resulted in large increases in average loans for this division as overall mortgage activity, both refinancings and purchases, reached record levels.

On average the securities portfolio increased to $2.8 billion in 2003 from $2.2 billion in 2002. Securities comprise 18.8% of average earning assets in 2003 compared 17.4% in 2002. The average yield dropped to 4.14% in 2003 from 5.10% in 2002. Yields declined in 2003 due in part to low mortgage rates that accelerated prepayments in the portfolio and increased the premium amortization on mortgage backed investments.

The average cost of interest bearing liabilities decreased 71 basis points due to a lower average cost of funds in 2003. This decline was primarily the result of a shift in deposit mix to non-time deposits from time deposits, increased short term borrowings, and continued repricing of deposits and other borrowings due to declines in market rates. The percentage of average non-time deposits to total average deposits has improved significantly with the ratio at 57% in 2003 and 50% in 2002.

Average non-time interest bearing deposits grew $508,000, or 17.4% in 2003 (16.9% excluding acquisitions). The average rate on interest bearing deposits excluding time deposits dropped 41 basis points to 0.81% for 2003 compared to 1.22% for 2002. The rate on time deposits declined to an average of 2.80% in 2003 compared to 3.48% in 2002.

Average noninterest bearing deposits increased $388 million from 2002 to 2003, a 27% increase (26% excluding acquisitions). As a result of this growth and the Company’s continuing effort to increase low cost or no cost deposits, the noninterest bearing deposit mix improved to 20% of total deposits in 2003 up from 17% in 2002.

Total borrowings increased in 2003 due to earning asset growth and a decline in time deposits discussed above. The percentage of average total borrowings to average total assets was 34% for 2003 compared to 29% in 2002. The increase was primarily short term in nature in order to fund the short term increases in mortgage warehouse lending, mortgage loans held for sale and floating rate loan demand.

Average noninterest earning assets increased $210 million to $1.1 billion from 2002 to 2003. The increase was due largely to an increase in BOLI and noninterest earning assets obtained through acquisitions, such as goodwill and fixed assets.

The provision for loan losses for the year ended December 31, 2003 was $37.4 million compared to $36 million for 2002. Credit quality continued to be a priority for BancGroup in 2003. At year end 2003, nonperforming assets as a percent of net loans and ORE were 0.65% and net charge-offs as a percent of average net loans were 0.31%. Nonperforming assets were down $15.9 million, or 17% from December 31, 2002. The Company’s total allowance was $138.5 million at December 31, 2003, which represented 1.20% of period end loans compared to 1.16% at December 31, 2002.

Noninterest income for the year ended 2003 was $133 million, an increase of 24% over 2002 primarily as the result of increases in revenues from service charges on deposit accounts, financial planning services, electronic banking services and mortgage banking of 19%, 37%, 23% and 23%, respectively.

Financial planning services’ 2003 increase was primarily the result of additional sales of investment and annuity products as well as an increase in revenue from trust services due to the acquisition of Palm Beach National in September 2002.

The increase in electronic banking fees were primarily the result of deposit growth with focused cross-sales of electronic services to new and existing depositors. Electronic banking revenues began to decline in the third quarter of 2003 as a result of Visa’s settlement with its merchant customers; however, these declines were partially offset by increased debit card penetration as well as increased usage of electronic banking products.

Mortgage origination volume and product mix are affected by changes in mortgage interest rates; therefore, mortgage banking revenues were high during the first half of 2003 and then dropped off as long term rates increased in the second half of 2003. Mortgage origination income from secondary market loans increased 23.1% to $17.2 million in 2003 compared to $14 million in 2002. Lower rates in 2002 and 2003 created increased demand for fixed rate products and fueled an increase in home purchases and refinancing of existing home mortgages.

The Company recorded approximately $4.3 million in other income from option trading in 2003, and had a 45.9% increase in BOLI income over 2002 due to additional purchases of BOLI in the amount of $80 million in May of 2003.

Noninterest expense for 2003 increased 18% over 2002. This increase is primarily due to increases in salaries, incentive related compensation, pension and health benefit costs and expenses related to the strategic repositioning of branches within the Company’s markets and various other operating expenses such as legal, insurance, advertising and ORE expenses. Total noninterest expense to average assets was 2.37% in 2003.

Due to the Company’s growth, additional investments were made in key personnel for leadership roles in commercial and industrial lending, small business initiatives, treasury and operational resources. Salary increases in 2003 also included additional employees from bank acquisitions, branch openings, normal salary increases, additional production and incentive related compensation, and increased pension and health benefit costs.

Occupancy expense for the year ended December 31, 2003 increased $5.6 million. The increase was primarily the result of acquisitions, a new technology center that opened in the fourth quarter of 2003 and the strategic repositioning of branches within our markets.

Furniture and equipment expense increased $6.2 million in 2003 primarily due to the rollout of the new Eagle technology system in the Company’s branches during the year, the installation of new software and upgrades to our network infrastructure, as well as the addition of nine new branches and completed acquisitions.

Amortization of intangible assets increased $1.6 million during 2003 due to the increase in core deposit intangibles resulting from the acquisition of Sarasota Bank and the 2002 acquisitions of Palm Beach National and First Mercantile. Advertising expenses increased $1.4 million during 2003 as a result of the Company’s marketing efforts related to its emphasis on deposit growth. Insurance expenses increased $1.1 million due to increased rates on policy premiums. Legal expenses increased $1.2 million in 2003 related to normal business issues, the OCC conversion, as well as additional work related to new or proposed banking and securities laws and regulations.

Income taxes were $77 million in 2003, an increase of $3 million from 2002. The effective income tax rate was 34.0 percent in 2003 and 34.4 percent in 2002. BancGroup is subject to a statutory federal tax rate of 35 percent and various state tax rates.

Our tier I capital and total capital ratios were 9.35% and 12.49%, respectively, at December 31, 2003, and 7.76% and 10.93%, respectively, at December 31, 2002. Our leverage ratio at December 31, 2003, was 7.50% and at December 31, 2002, 6.50%.

In July 2000, BancGroup announced its definitive plans to exit the mortgage servicing business and discontinue mortgage banking as a separate business unit. As a result, the Company recorded a loss on disposal of discontinued operations of $4.3 million after tax in 2000. As of December 31, 2000, all loan servicing transfers were completed and the mortgage servicing rights removed from the Company’s balance sheet. Due to the volume of loans transferred and the costs and complexity in providing certain documentation, the Company revised its estimate of the cost to complete the disposition of this business resulting in an $846,000 net of tax expense in 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report to our stockholders and our Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	inability of BancGroup to realize elements of its strategic plans for 2005 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

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

Our business and earnings are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

The holding company, its subsidiary bank and certain nonbank subsidiaries are heavily regulated by federal agencies. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to discussions of regulatory considerations contained in Item 1 – Business and Note 16, Regulatory Matters and Restrictions.

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

Our accounting policies and methods determine how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

The Colonial BancGroup, Inc.:

We have completed an integrated audit of The Colonial BancGroup, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A of the annual report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama

March 10, 2005

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$334,470	$329,152
Interest bearing deposits in banks	23,407	16,565
Federal funds sold and securities purchased under agreements to resell	246,491	—
Securities available for sale	3,647,402	3,100,321
Investment securities (market value: 2004, $6,503; 2003, $11,006)	6,152	10,387
Loans held for sale	678,496	378,324
Total loans, net of unearned income:
Mortgage warehouse loans	1,114,923	982,488
All other loans	11,742,888	10,606,407
Less:
Allowance for loan losses	(148,802)	(138,549)

Loans, net	12,709,009	11,450,346
Premises and equipment, net	270,236	246,170
Goodwill	352,536	253,476
Other intangible assets, net	41,604	28,714
Other real estate owned	9,865	17,821
Accrued interest and other assets	577,482	442,026

Total	$18,897,150	$16,273,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$2,464,817	$2,021,901
Interest bearing demand	4,322,433	3,314,328
Savings	543,717	531,419
Time	4,315,645	3,900,944

Total deposits	11,646,612	9,768,592
FHLB short-term borrowings	1,303,330	1,162,240
Other short-term borrowings	2,220,294	2,149,400
Subordinated debt	273,598	278,428
Junior subordinated debt	313,213	299,917
FHLB and other long-term debt	1,331,617	1,064,969
Repurchase agreement	300,000	300,000
Accrued expenses and other liabilities	114,871	71,451

Total liabilities	17,503,535	15,094,997

Commitments and contingencies (Notes 7, 16, 20)

Shareholders’ equity
Common Stock, $2.50 par value; 200,000,000 shares authorized; 133,823,776 and 126,974,668 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	334,559	317,437
Additional paid in capital	343,694	237,134
Retained earnings	725,039	625,326
Unearned compensation	(449)	(1,134)
Accumulated other comprehensive loss, net of taxes	(9,228)	(458)

Total shareholders’ equity	1,393,615	1,178,305

Total	$18,897,150	$16,273,302

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$691,801	$667,691	$670,218
Interest and dividends on securities:
Taxable	144,301	103,027	102,281
Nontaxable	3,195	3,997	4,968
Dividends	5,278	5,460	5,004
Interest on federal funds sold and other short-term investments	3,442	633	960

Total interest income	848,017	780,808	783,431

Interest Expense:
Interest on deposits	141,120	139,695	185,520
Interest on short-term borrowings	41,387	37,429	37,430
Interest on long-term debt	80,994	97,041	99,311

Total interest expense	263,501	274,165	322,261

Net Interest Income	584,516	506,643	461,170
Provision for loan losses	26,994	37,378	35,980

Net Interest Income After Provision for Loan Losses	557,522	469,265	425,190

Noninterest Income:
Service charges on deposit accounts	58,467	53,614	44,941
Financial planning services	13,370	15,112	11,052
Electronic banking	12,604	10,186	8,257
Mortgage banking	8,433	17,233	14,004
Securities gains, net	7,544	4,813	5,701
Bank-owned life insurance	10,261	7,531	5,160
Other income	27,348	24,533	17,808

Total noninterest income	138,027	133,022	106,923

Noninterest Expense:
Salaries and employee benefits	218,095	196,149	164,235
Occupancy expense of bank premises, net	52,375	44,999	39,416
Furniture and equipment expenses	38,300	37,264	31,048
Amortization of intangible assets	6,364	4,385	2,813
Merger related expenses	1,999	271	874
Loss on early extinguishment of debt	7,436	—	—
Other expenses	105,301	92,056	78,984

Total noninterest expense	429,870	375,124	317,370

Income from continuing operations before income taxes	265,679	227,163	214,743
Applicable income taxes	90,331	77,236	73,872

Income from Continuing Operations	175,348	149,927	140,871
Discontinued Operations:
Loss from discontinued operations, net of income taxes of $(445) for the year ended December 31, 2002	—	—	(846)

Net Income	$175,348	$149,927	$140,025

Earnings per share—Income from continuing operations:
Basic	$1.34	$1.20	$1.18
Diluted	1.33	1.20	1.17
Earnings per share—Net income:
Basic	$1.34	$1.20	$1.17
Diluted	1.33	1.20	1.16
Average number of shares outstanding:
Basic	131,144	124,615	119,583
Diluted	132,315	125,289	120,648

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Net income	$175,348	$149,927	$140,025
Other comprehensive income, net of taxes:
Unrealized (losses) gains on securities available for sale arising during the period, net of income taxes of $(2,113), $(8,389), and $6,694 in 2004, 2003, and 2002, respectively	(3,867)	(16,136)	12,909
Less: reclassification adjustment for net gains included in net income, net of income taxes of $2,641, $1,636, and $1,967 in 2004, 2003, and 2002, respectively	(4,903)	(3,177)	(3,734)

Comprehensive income	$166,578	$130,614	$149,200

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003, and 2002

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2001	115,244,185	$288,110	$102,980	$—	$467,163	$(3,159)	$9,680	$864,774
Shares issued under:
Directors plan	86,638	217	709					926
Stock option plans	211,126	528	1,793					2,321
Stock bonus plan, net	48,880	122	780			381		1,283
Employee Stock Purchase Plan	32,820	82	365					447
Issuance of shares for business combinations	8,016,376	20,041	93,989	40,501				154,531
Purchase of treasury stock				(40,501)				(40,501)
Net income					140,025			140,025
Cash dividends ($.52 per share)					(61,965)			(61,965)
Conversion of 7½% convertible debt	59,990	150	270					420
Change in unrealized gain on securities available for sale, net of taxes							9,175	9,175

Balance, December 31, 2002	123,700,015	309,250	200,886	—	545,223	(2,778)	18,855	1,071,436
Shares issued under:
Directors plan	63,945	160	733					893
Stock option plans	385,348	963	3,203					4,166
Stock bonus plan, net	(33,270)	(83)	(614)			1,644		947
Employee Stock Purchase Plan	34,890	87	389					476
Issuance of shares for business combination	2,399,852	6,000	30,574					36,574
Net income					149,927			149,927
Cash dividends ($.56 per share)					(69,824)			(69,824)
Conversion of 7½% convertible debt	328,245	821	1,477					2,298
Conversion of 7% convertible debt	95,643	239	486					725
Change in unrealized loss on securities available for sale, net of taxes							(19,313)	(19,313)

Balance, December 31, 2003	126,974,668	317,437	237,134	—	625,326	(1,134)	(458)	1,178,305
Shares issued under:
Directors plan	70,770	176	686					862
Stock option plans	715,180	1,788	4,653					6,441
Stock bonus plan, net	2,490	6	(77)			685		614
Employee Stock Purchase Plan	30,234	76	497					573
Issuance of shares for business combination	6,030,434	15,076	92,469					107,545
Tax benefit from nonqualified stock options			8,332					8,332
Net income					175,348			175,348
Cash dividends ($.58 per share)					(75,635)			(75,635)
Change in unrealized loss on securities available for sale, net of taxes							(8,770)	(8,770)

Balance, December 31, 2004	133,823,776	$334,559	$343,694	$—	$725,039	$(449)	$(9,228)	$1,393,615

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$175,348	$149,927	$140,025
Adjustments to reconcile net income:
Depreciation, amortization and accretion	6,733	16,510	18,803
Provision for loan loss	26,994	37,378	35,980
Deferred taxes	(1,502)	(555)	892
Gain on sale of securities, net	(7,544)	(4,813)	(5,701)
Net increase in loans held for sale	(300,172)	(31,223)	(311,648)
Decrease in interest and other receivables	21,428	23,375	19,445
Increase in prepaids	(11,049)	(6,874)	(4,132)
Increase in other assets	(1,165)	(9,406)	(17,320)
Increase (decrease) in accrued expenses & accounts payable	45,922	(5,841)	(42,344)
Increase in accrued income taxes	236	387	—
Decrease in interest payable	(229)	(6,784)	(7,130)
Other, net	1,107	1,926	2,231

Total adjustments	(219,241)	14,080	(310,924)

Net cash (used in) provided by operating activities	(43,893)	164,007	(170,899)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	413,929	1,230,361	1,212,521
Proceeds from sales of securities available for sale	1,303,670	1,010,745	287,431
Purchases of securities available for sale	(2,201,606)	(2,746,098)	(2,197,181)
Proceeds from maturities of investment securities	4,272	9,872	10,205
Purchase of investment securities	—	—	(108)
Net (increase) decrease in loans	(781,358)	212,076	(779,985)
Purchase of bank owned life insurance	(100,000)	(80,000)	—
Net cash received in bank acquisitions	31,312	11,238	56,541
Capital expenditures	(44,744)	(46,060)	(67,659)
Proceeds from sale of other real estate owned	23,118	20,656	11,957
Proceeds from sale of premises and equipment	2,447	4,751	18,515
Proceeds from sale of other assets	3,060	—	—
Net investment in affiliates	(2,321)	(6,360)	(4,091)

Net cash used in investing activities	(1,348,221)	(378,819)	(1,451,854)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	1,331,088	319,586	377,239
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	633,134	(430,337)	1,092,110
Proceeds from issuance of long-term debt	502,034	453,093	450,000
Repayment of long-term debt	(746,909)	(136,052)	(165,585)
Purchase of treasury stock	—	—	(40,501)
Proceeds from sale of treasury stock	147	—	—
Proceeds from issuance of common stock	6,906	4,642	2,768
Dividends paid	(75,635)	(69,824)	(61,965)

Net cash provided by financing activities	1,650,765	141,108	1,654,066

Net increase (decrease) in cash and cash equivalents	258,651	(73,704)	31,313
Cash and cash equivalents at beginning of year	345,717	419,421	388,108

Cash and cash equivalents at December 31	$604,368	$345,717	$419,421

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$263,234	$280,950	$329,410
Income taxes	87,969	73,000	79,010
Non-cash investing activities:
Transfer of loans to other real estate	$14,312	$17,065	$16,325
Deconsolidation of special purpose trusts:
Recognition of the equity investments in the special purpose trusts	—	5,505	—
Non-cash financing activities:
Conversion of subordinated debentures to common stock	$—	$3,023	$420
Common stock received for exercise of stock options	147	—	—
Assets (non-cash) acquired in business combinations	723,697	179,494	786,390
Liabilities assumed in business combinations	647,464	154,158	688,400
Reissuance of treasury stock for business combinations	—	—	40,501
Deconsolidation of special purpose trusts:
Removal of the special purpose trusts’ preferred securities	—	296,827	—
Recognition of the junior subordinated debts in the special purpose trusts	—	305,425	—

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

Principles of Consolidation

The consolidated financial statements and notes thereto include the accounts of BancGroup, those subsidiaries that are majority owned by BancGroup and over which BancGroup exercises control and variable interest entities (defined below) for which BancGroup is the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

Investments in companies in which BancGroup has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) are generally accounted for by the equity method of accounting. These investments are normally included in other assets and BancGroup’s proportionate share of income or loss is included in other noninterest income or expense.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, and in December, 2003, issued Revised Interpretation No. 46 (“FIN 46(R)”), Consolidation of Variable Interest Entities, which replaced FIN 46. A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities, without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A VIE must be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

During 2003, BancGroup adopted FIN 46. The provisions of FIN 46(R) did not change the accounting treatment applicable to BancGroup under the provisions of the original Interpretation. The adoption of this Interpretation had no impact on the Company’s net income or earnings per share.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

BancGroup considers cash and highly liquid investments with original maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

BancGroup accounts for business combinations using the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Refer to Note 2 for further information about the Company’s business combinations.

Securities

Securities are classified as either held to maturity, available for sale, or trading.

Held to maturity or investment securities are securities which management has the ability and intent to hold until maturity. These securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discount.

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at market value with unrealized gains and losses net of any tax effect, added to or deducted directly from shareholders’ equity.

Trading securities are carried at market value with unrealized gains and losses reflected in income.

Realized and unrealized gains and losses are based on the specific identification method.

Loans Held For Sale

Loans held for sale, which include both originated mortgage loans and acquired short-term participations in pools of mortgage loans, are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected. Net gains or losses on the sale of loans held for sale are included in other income.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Unearned income includes deferred fees net of deferred direct incremental loan origination costs. We amortize unearned income to interest income, generally over the contractual life of the loan. Interest income on loans is recognized under the interest method except for certain installment loans where interest income is recognized under the “Rule of 78’s” (sum-of-the-months digits) method, which does not produce results significantly different from the interest method.

Allowance for Loan Losses

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Recognition on Impaired and Nonaccrual Loans

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

Premises and Equipment

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

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of outstanding balance or market value less estimated costs to sell the property. Any write-down from the cost to market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

either on its own or in combination with a related contract, asset, or liability. Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment if events or circumstances indicate that there may be impairment. All of BancGroup’s other intangible assets have finite lives ranging from six to eight years. Refer to Note 11 for further information about the Company’s goodwill and other intangible assets.

Long Lived Assets

BancGroup reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

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

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock option plans under the provisions in Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

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

The majority of the Company’s options granted in 2004, 2003 and 2002 vest ratably over a period of five years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s actual and pro forma information follows (in thousands except per share data):

	Years Ended December 31
	2004	2003	2002
Net income:
As reported	$175,348	$149,927	$140,025
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,374)	(1,585)	(2,043)

Pro forma net income	$173,974	$148,342	$137,982

Basic earnings per share:
As reported	$1.34	$1.20	$1.17
Pro forma	$1.33	$1.19	$1.15
Diluted earnings per share
As reported	$1.33	$1.20	$1.16
Pro forma	$1.31	$1.18	$1.14

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.95%, 3.76% and 4.51%; expected volatility of 26.8%, 31.0% and 32.2%; risk- free interest rates of 3.62%, 3.18% and 3.23%; and expected lives of five years. The weighted average per share fair values of options granted during 2004, 2003 and 2002 were $4.36, $3.50, and $2.59, respectively.

Derivative Instruments and Hedging Activities

The goal of the Company’s interest rate risk management process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are used to hedge specific assets or liabilities as a part of this overall process. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Changes in the fair value of these derivative instruments are recorded in noninterest income and are offset by the changes in the fair value of the hedged asset or liability. The change in fair value of the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. These derivatives are recorded on the statement of condition as either a freestanding asset or liability. The effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other noninterest income during the period of change.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company discontinues hedge accounting prospectively when either it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the derivative continues to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in other noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment of yield over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings in the same period when the earnings are affected by the hedged cash flow. When a cash flow hedge is discontinued because a forecasted transaction is not expected to occur, unrealized gains and losses in other comprehensive income are recognized in earnings immediately.

For derivatives not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of the change.

Derivative instruments that are used as part of the Company’s interest rate risk management strategy consist primarily of interest rate swaps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a notional principal amount, interest rate index and maturity date.

In connection with its mortgage banking activities, the Company enters into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the commitment. Such a commitment is referred to as a derivative loan commitment if the loan that will result from exercise of the commitment will be held for sale upon funding. As such, loan commitments that are derivatives must be recognized at fair value on the consolidated balance sheet with changes in their fair value recorded as part of income from mortgage banking operations.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the loan commitment to funding of the loan due to increases in mortgage rates. To protect against this price risk, the Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The Company expects that these forward sales commitments will experience changes in fair value opposite to the change in fair value of the derivative loan commitments. The fair values of the commitments are calculated based on changes in market interest rates after the commitment date.

The Company is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company unless it is collateralized. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are approved by ALCO and requiring collateral when market value exceeds agreed upon levels.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk by using derivatives chiefly for hedging purposes and then monitoring the effectiveness of the hedges.

The Company’s derivatives activities are monitored by Asset and Liability Committee (ALCO) as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. ALCO is responsible for reviewing the hedging strategies that are developed by Treasury, through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest rate risk management and strategies.

Advertising Costs

Advertising costs are expensed as incurred.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold.

Noninterest Income

Noninterest income is accrued and recognized in earnings as services are provided and the amount of income earned is reasonably determinable.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

2.	Business Combinations

BancGroup completed the acquisition of P.C.B. Bancorp, Inc. (“PCB”) along with its wholly owned subsidiary banks on May 18, 2004. The results of operations for the acquisition are included in the consolidated financial statements since that date. PCB operated 16 full service branches in several counties in Florida. This acquisition was part of the Company’s ongoing effort to expand its presence in high growth markets.

Total consideration for the transaction was $143.2 million, consisting of 6,030,434 shares of BancGroup common stock valued at $104.1 million, $35.6 million in cash, and stock options valued at $3.5 million. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $147.4 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined using the Black-Scholes option pricing model.

The transaction resulted in approximately $99.0 million of goodwill and $19.3 million of core deposit intangibles, neither of which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over the estimated useful life of six years.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$68,944
Securities available for sale	76,877
Loans, net of allowance for loan loss	486,117
Premises and equipment	11,598
Core deposit intangibles	19,255
Goodwill	98,954
Bank owned life insurance	22,582
Accrued interest and other assets	8,314

Total Assets	$792,641

Liabilities:
Deposits	$546,933
FHLB borrowings	40,795
Junior subordinated debt	15,420
Repurchase agreements and other borrowings	37,760
Accrued interest and other liabilities	4,332

Total Liabilities	645,240

Net Assets	$147,401

The following table presents unaudited pro forma results of operations for the years ended December 31, 2004 and 2003, as if the acquisition had occurred at January 1, 2003. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition had occurred at January 1, 2003:

	2004	2003
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$594,471	$532,846
Net Income	176,509	156,081
Basic EPS	1.32	1.20
Diluted EPS	1.31	1.18

BancGroup completed the acquisition of Sarasota BanCorporation, Inc. (“Sarasota”) along with its wholly owned subsidiary bank on October 23, 2003. The results of operations for the acquisition are included in the consolidated financial statements since that date. Sarasota operated one branch office in Sarasota, Florida. This acquisition was the result of BancGroup’s ongoing effort to expand its presence in high growth markets. The cost of the acquired company was approximately $37.5 million. This cost included the issuance of 2,399,852 shares of BancGroup common stock. The market value of the stock at acquisition was $15.24 per share, representing a total market value of approximately $36.6 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Securities

The carrying and market values of investment securities are summarized as follows:

Investment Securities

	2004				2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$127	$—	$627	$500	$131	$—	$631
Federal Agency mortgage-backed securities	1,366	73	(1)	1,438	1,955	109	—	2,064
Federal Agency collateralized mortgage obligations	18	—	—	18	29	—	(1)	28
Obligations of state and political subdivisions	4,241	152	—	4,393	7,622	380	—	8,002
Other	27	—	—	27	281	—	—	281

Total	$6,152	$352	$(1)	$6,503	$10,387	$620	$(1)	$11,006

The carrying and market values of securities available for sale are summarized as follows:

Securities Available For Sale

	2004				2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$194,270	$16	$(6,516)	$187,770	$221,950	$312	$(8,602)	$213,660
Federal Agency mortgage-backed securities	342,138	2,873	(6,565)	338,446	531,215	4,848	(8,888)	527,175
Federal Agency collateralized mortgage obligations	1,143,656	5,682	(5,165)	1,144,173	1,451,726	9,149	(6,338)	1,454,537
Private collateralized mortgage obligations	1,749,195	2,591	(10,707)	1,741,079	687,409	4,306	(1,367)	690,348
Obligations of state and political subdivisions	53,316	2,229	(6)	55,539	66,281	4,017	—	70,298
Other	179,025	1,372	(2)	180,395	142,302	2,001	—	144,303

Total	$3,661,600	$14,763	$(28,961)	$3,647,402	$3,100,883	$24,633	$(25,195)	$3,100,321

The market values are based upon quotes from third-party pricing services.

Included in the other category of securities available for sale are $169,959,400 and $130,434,400 in Federal Home Loan Bank of Atlanta and Federal Reserve stock at December 31, 2004 and 2003, respectively. Securities with a carrying value of approximately $3,444,593,800 and $2,370,243,000 at December 31, 2004 and 2003, respectively, were pledged for various purposes as required or permitted by law.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains of $9,589,000, $9,203,000 and $6,206,000 and gross losses of $2,045,000, $4,390,000 and $505,000 were realized on sales of securities for 2004, 2003 and 2002, respectively.

The amortized cost and market value of debt securities at December 31, 2004, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Investment Securities		Securities Available For Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
2004
Due in one year or less	$1,521	$1,529	$11,718	$11,897
Due after one year through five years	1,005	1,054	49,743	51,086
Due after five years through ten years	1,488	1,561	135,115	130,526
Due after ten years	754	903	62,035	60,947

Total	4,768	5,047	258,611	254,456
Federal Agency mortgage-backed securities	18	18	342,138	338,446
Federal Agency collateralized mortgage obligations	1,366	1,438	1,143,656	1,144,173
Private collateralized mortgage obligations	—	—	1,749,195	1,741,079
Equity securities	—	—	168,000	169,248

Total	$6,152	$6,503	$3,661,600	$3,647,402

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$186,758	$(6,516)	$—	$—	$186,758	$(6,516)
Federal Agency mortgage-backed securities	26,826	(184)	201,968	(6,382)	228,794	(6,566)
Federal Agency collateralized mortgage obligations	420,445	(4,452)	29,394	(713)	449,839	(5,165)
Private collateralized mortgage obligations	1,165,644	(10,707)	—	—	1,165,644	(10,707)
Obligations of state and political subdivisions	—	—	242	(6)	242	(6)

Subtotal, debt securities	1,799,673	(21,859)	231,604	(7,101)	2,031,277	(28,960)
Equities	6	(2)	—	—	6	(2)

Total temporarily impaired securities	$1,799,679	$(21,861)	$231,604	$(7,101)	$2,031,283	$(28,962)

The securities above consist of government agency debentures, agency collateralized mortgage obligations (CMO’s) and mortgage-backed securities, AAA-rated private CMO’s, and preferred securities. As of December

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

31, 2004, there were 103 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

4.	Loans

A summary of the major categories of loans outstanding is shown in the table below. Outstanding loan balances at December 31, 2004 and 2003 are net of unearned income, including net deferred loan fees of $17.5 million and $12.0 million, respectively.

	2004	2003
	(In thousands)
Commercial, financial and agricultural	$1,007,686	$1,037,782
Real estate-commercial	4,265,700	4,144,143
Real estate-construction	3,925,972	3,138,671
Real estate-residential	2,223,889	1,982,239
Installment and consumer	187,315	216,481
Mortgage warehouse	1,114,923	982,488
Other	132,326	87,091

Total loans, net of unearned income	$12,857,811	$11,588,895

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

Loans classified as commercial real estate loans are loans which are collateralized by real estate held for investment and business purposes. These loans are substantially dependent upon cash flows from income producing improvements attached to the real estate or, in the case of owner-occupied commercial real estate, the cash flows produced by the enterprises occupying the real estate. For BancGroup, commercial real estate property types primarily consist of retail properties, office buildings, apartments, warehouses, churches, schools, lodging, recreational, and health service facilities. The real estate held as collateral on these loans is not raw land or property under construction or development as those property types fall into the real estate construction portfolio.

Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 85% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 25% of its total commercial real estate loan portfolio and less than 8.5% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

Residential Real Estate loans consist of loans made to finance one-to-four family residences and home equity loans on residences. BancGroup’s policy is to loan up to 90% of appraised value on these loans without other collateral or security. These loans are largely made up of adjustable rate loans. The principal risks associated with one-to-four family residential loans are the borrowers’ income and real estate values.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Colonial’s mortgage warehouse lending department provides lines of credit collateralized by residential mortgage loans to mortgage companies. Warehouse loans outstanding at December 31, 2004 and 2003 were $1.1 billion and $982.5 million, respectively.

BancGroup evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses, land, owner-occupied commercial real estate and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2004.

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2004 is summarized as follows:

Balance 1/1/04	Additions	Reductions	Balance 12/31/04
(In thousands)
$29,752	$35,926	$22,160	$43,518

At December 31, 2004 and 2003, the recorded investment in impaired loans was approximately $24,801,000 and $59,897,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans for 2004 and 2003 was $7,965,000 and $15,588,000, respectively. At December 31, 2004, impaired loans with an associated allowance totaled $11,755,000, while $13,046,000 of impaired loans had no related allowance. At December 31, 2003, impaired loans with an associated allowance totaled $36,318,000, while $23,579,000 of impaired loans had no related allowance. The average recorded investment in impaired loans was approximately $43,781,000, $64,501,000 and $47,881,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2004, 2003 or 2002.

BancGroup uses several factors in determining if a loan is impaired. Generally, nonaccrual loans as well as loans classified as substandard with balances in excess of a specified amount are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships, and include the accumulation of related data. This data includes loan payment status, borrower’s financial data, collateral value and borrower’s operating factors such as cash flows and operating income or loss.

At December 31, 2004 and 2003, the recorded investment in nonaccrual loans was approximately $26,983,000 and $57,342,000, respectively. At December 31, 2004 and 2003, the recorded investment in loans past due 90 days or more and still accruing was approximately $8,096,000 and $10,802,000, respectively.

During 2001, as a part of its normal asset/liability management BancGroup securitized $307 million of its single-family real estate loans with the Federal Home Loan Mortgage Corporation (“FHLMC”), a government

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sponsored agency. The Company received 100% of the securities backed by the mortgage loans, which are guaranteed by FHLMC and did not recognize any gain or loss on the securitization. At December 31, 2004 $9.5 million of these mortgage-backed securities remain in the available for sale securities portfolio and are therefore carried at fair value based on quoted market prices. As it relates to interest rate sensitivity, the fair value of these retained mortgage-backed securities would be expected to react consistently with the other mortgage-backed securities held in BancGroup’s securities portfolio. The Company continues to retain servicing rights for the related mortgage loans. The related servicing asset was not material.

Loans with a carrying value of approximately $7,169,375,000 and $7,219,504,000 at December 31, 2004 and 2003, respectively, were pledged as collateral for credit facilities.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2004 and 2003:

	2004			2003
	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses
	(In thousands)
Total residential real estate loans managed or securitized	$2,953,929	$8,565	$2,133	$2,433,856	$10,261	$4,965
Less:
Loans securitized	51,544	243	—	73,293	258	—
Loans held for sale	678,496	—	—	378,324	—	—

Total residential real estate loans held for investment	$2,223,889	$8,322	$2,133	$1,982,239	$10,003	$4,965
Fair value of retained mortgage-backed securities	$9,520			$15,096

5.	Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2004	2003	2002
	(In thousands)
Balance, January 1	$138,549	$135,265	$122,200
Addition due to acquisitions	6,857	1,377	7,834
Provision charged to income	26,994	37,378	35,980
Loans charged off	(29,811)	(41,427)	(35,634)
Recoveries	6,213	5,956	4,885

Balance, December 31	$148,802	$138,549	$135,265

6.	Discontinued Operations

In July 2000, BancGroup announced its definitive plans to exit the mortgage servicing business. BancGroup recorded a loss on disposal of the discontinued operation of $4.3 million after tax. The results of the mortgage servicing business have been classified as discontinued operations in the accompanying financial statements.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss from discontinued operations, net of income taxes, for the year ended December 31, 2002 was $846,000. This amount consists primarily of revisions to the estimate of the cost to complete the disposition of the business, which involve costs associated with the delivery of documents and the related indemnifications.

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

	Contract Amount
	2004	2003
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$4,451,473	$3,960,455
Standby letters of credit	211,882	182,099
Commercial letters of credit	2,089	737
Credit card guarantees	5,856	6,755

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Colonial does not expect future cash requirements to be significant on these commitments. BancGroup has no significant concentrations of credit risk with any individual counterparty to originate loans.

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. Beginning January 1, 2003, FIN 45 required the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of December 31, 2004 and 2003 was not material to the Company’s consolidated balance sheet. At December 31, 2004, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than 15 years. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $212 million.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company enters into indemnification agreements in the ordinary course of business under which it agrees to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. These relationships or transactions include those arising from service as a director or officer of the Company or its subsidiaries, underwriting agreements relating to the Company’s securities, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable.

8.	Variable Interest Entities

BancGroup adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003. A revision of FIN 46 was issued by the FASB in December 2003; however, the provisions of the revised Interpretation did not change the accounting treatment applicable to BancGroup under the provisions of the original Interpretation. The adoption of this Interpretation had no impact on the Company’s net income or earnings per share.

As a result of adopting FIN 46, BancGroup deconsolidated its special purpose trusts which were formed for the issuance of trust preferred securities to outside investors because the Company does not absorb a majority of the expected losses or residual returns of the trusts. The trusts were previously consolidated because they are controlled by the Company through a majority voting interest. The effect of such deconsolidation was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize the Company’s junior subordinated debt obligations to the special purpose trusts; and 3) to recognize the Company’s equity investments in the common stock of the special purpose trusts. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation. Those equity investments, totaling $9.1 million, represent the Company’s maximum exposure to loss as a result of its involvement with the special purpose trusts. Total assets of the special purpose trusts were $309 million as of December 31, 2004.

BancGroup holds variable interests in five joint ventures which invest in real estate developments located in the Atlanta metropolitan area of Georgia. Three of the entities are required to be consolidated, while the other two are not under the guidance of FIN 46. For the consolidated entities, total assets are $10.6 million as of December 31, 2004, and the Company’s maximum exposure to loss is $9.6 million. For the unconsolidated entities, total assets are $10.1 million as of December 31, 2004, and the Company’s maximum exposure to loss is $3.2 million.

BancGroup also holds variable interests in several entities formed to provide affordable housing. The entities had total assets of approximately $215.9 million as of December 31, 2004, and the Company’s maximum exposure to loss is approximately $10.4 million. The Company is not required to consolidate these entities.

9.	Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

At December 31, 2004, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and fixed rate loans, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the years ended December 31, 2004, 2003 and 2002. The related balances of all interest rate swaps by category as of December 31, 2004 and December 31, 2003 are shown below:

December 31, 2004

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swap	$270,000	$10,800	Fixed Rate Junior Subordinated Debt
Interest rate swap	575,000	11,949	Fixed Rate Long-Term FHLB Advances
Interest rate swap	250,000	15,873	Fixed Rate Subordinated Debt
Interest rate swap	150,000	(2,011)	Fixed Rate Brokered CD’s
Interest rate swap	6,417	(25)	Fixed Rate Commercial Loans

December 31, 2003

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swap	$270,000	$13,319	Fixed Rate Junior Subordinated Debt
Interest rate swap	250,000	20,704	Fixed Rate Subordinated Debt
Interest rate swap	60,000	(54)	Fixed Rate Brokered CD’s
Interest rate swap	2,333	(150)	Fixed Rate Commercial Loans

See Note 1, Summary of Significant Accounting and Reporting Policies, and Note 14, Long-Term Borrowings, for further information regarding these hedging transactions.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives under the guidance of SFAS 133 (as amended), the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $19.9 million at December 31, 2004. The unrealized gains/losses of the origination and sales commitments were not material at December 31, 2004.

BancGroup has also executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as Loans Held for Sale. The forward sales commitments related to the short-term participations allow the Company to sell the loan participations to investor institutions for an amount equal to the Company’s original acquisition cost. Forward sales commitments function as an economic offset and mitigate the Company’s market risk on the retail mortgage loans and the short-term

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participations in loans. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at December 31, 2004 were $21.8 million and $656.7 million, respectively. Because the sales commitments are in place so briefly, the unrealized gains/losses have been determined to be immaterial.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of either December 31, 2004 or 2003.

10.	Premises and Equipment

Premises and equipment are summarized as follows:

	2004	2003
	(In thousands)
Land	$70,683	$61,455
Bank premises	166,966	145,013
Equipment	129,752	116,463
Leasehold improvements	40,359	34,792
Construction in progress	11,652	25,413
Automobiles and airplane	24,870	24,827

Total	444,282	407,963

Less accumulated depreciation and amortization	(174,046)	(161,793)

Premises and equipment, net	$270,236	$246,170

Depreciation expense for premises and equipment amounted to $26,913,000 in 2004, $25,234,000 in 2003 and $24,767,000 in 2002.

11.	Goodwill and Other Intangible Assets

A summary of goodwill by reportable segment follows (in thousands):

	December 31, 2002	Goodwill acquired	Purchase accounting adjustments	Impairment losses	December 31, 2003	Goodwill acquired	Purchase accounting adjustments	Impairment losses	December 31, 2004
Alabama Regional Bank Segment	$28,477	$—	$—	$—	$28,477	$—	$—	$—	$28,477
Florida Regional Bank Segment	108,905	26,041	258	—	135,205	98,954	106	—	234,265
Georgia Regional Bank Segment	5,491	—	—	—	5,491	—	—	—	5,491
Nevada Regional Bank Segment	15,745	—	—	—	15,745	—	—	—	15,745
Texas Regional Bank Segment	60,101	—	—	—	60,101	—	—	—	60,101
Corporate/Treasury/Other	6,957	—	1,500	—	8,457	—	—	—	8,457

Total	$225,677	$26,041	$1,758	$—	$253,476	$98,954	$106	$—	$352,536

Goodwill acquired during 2004 is related to the PCB acquisition and is further discussed in Note 2. Purchase accounting adjustments recorded during 2004 are related to refinement of original estimates recorded for the acquisition of Sarasota Bank in October of 2003.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Amortizable intangible assets at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Core deposits
Gross carrying amount	$54,606	$35,351
Less: accumulated amortization	(13,344)	(7,053)

Net carrying amount	41,262	28,298

Other intangibles
Gross carrying amount	587	587
Less: accumulated amortization	(245)	(171)

Net carrying amount	342	416

Total finite-lived intangibles
Gross carrying amount	55,193	35,938
Less: accumulated amortization	(13,589)	(7,224)

Net carrying amount	$41,604	$28,714

Amortization expense on finite-lived intangible assets totaled $6,364,000, $4,385,000, and $2,813,000 for 2004, 2003, and 2002, respectively. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be approximately $7.7 million for years 2005 through 2008 and approximately $7.6 million for 2009.

12.	Time Deposits

Certificates of deposit of less than $100,000 totaled $2.2 billion at December 31, 2004, while certificates of deposit of $100,000 or more totaled $1.8 billion. Other time deposits, which consist primarily of IRA’s, totaled $0.4 billion. At December 31, 2004, the scheduled maturities of time deposits were as follows:

(In thousands)
2005	$2,709,761
2006	692,658
2007	368,341
2008	179,072
2009	246,210
Thereafter	119,603

Total	$4,315,645

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Short-Term Borrowings

Short-term borrowings are summarized as follows:

	2004	2003	2002
	(In thousands)
FHLB borrowings	$1,250,000	$650,000	$555,000
Federal funds purchased	1,217,808	1,150,505	1,278,378
Repurchase agreements (retail)	571,486	547,895	582,381
Repurchase agreements (wholesale)	431,000	451,000	700,823
Commercial paper	—	—	15,065
Current maturity of long-term debt (primarily FHLB borrowings)	53,330	512,240	224,031

Total	$3,523,624	$3,311,640	$3,355,678

BancGroup is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2004 and 2003, the Company had borrowings of $2.6 billion and $2.2 billion outstanding, of which $1.3 billion and $1.1 billion, respectively, are included in long-term debt. The remaining $1.3 billion and $1.1 billion were included in short-term borrowings at each year-end. FHLB credit availability at December 31, 2004 was $1.4 billion based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit, and second mortgage loans, along with specified mortgage-backed securities.

14.	Long-Term Borrowings

Long-term borrowings are summarized as follows:

	2004	2003
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	265,873	270,703
Junior subordinated debt	313,213	299,917
FHLB borrowings	1,329,583	1,064,969
Repurchase agreements (wholesale)	300,000	300,000
Other	2,034	—

Total	$2,218,428	$1,943,314

In connection with the ASB Bancshares, Inc. acquisition on February 5, 1998, BancGroup issued $7,725,000 of variable rate subordinated debentures due February 5, 2008 (“1998 Debentures”). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum).

On March 15, 1999, Colonial issued $100 million of subordinated notes, due March 15, 2009. The notes qualify as Tier II capital, bear interest at 8.00% and are not subject to redemption prior to maturity. Colonial executed two interest rate swaps whereby Colonial will receive fixed rates and pay floating rates, effectively converting the fixed rate notes to floating. The result of these interest rate swaps created effective floating rates of 3-month LIBOR plus 4.01% on $50 million and 3-month LIBOR plus 4.015% on $50 million. The total fair market value of the swaps at December 31, 2004 was $69,000.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 23, 2001, Colonial issued $150 million in 9.375% subordinated notes due June 1, 2011. This debt qualifies as Tier II capital. In connection with this issuance, Colonial executed an interest rate swap whereby Colonial will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 3.2775%. The fair market value of the swap at December 31, 2004 was $15.8 million.

Due to Colonial’s adoption of FIN 46 on July 1, 2003, all of its trust preferred securities were deconsolidated (refer to Note 8 for further information). As a result, the trust preferred securities are no longer reflected on Colonial’s consolidated statement of condition, and instead it now reflects the junior subordinated debt that was issued to the special purpose trusts. The junior subordinated debt has the same terms as the trust preferred securities.

On January 29, 1997, Colonial issued, through a special purpose trust, $70 million of trust preferred securities, representing $72 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 8.92% and are subject to redemption by Colonial, in whole or in part, at any time after January 29, 2007 until maturity in January 2027. On May 14, 2002, Colonial executed an interest rate swap whereby it will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 2.23%. The fair market value of the swap at December 31, 2004 was $3.8 million.

On March 21, 2002, Colonial issued, through a special purpose trust, $100 million of trust preferred securities, representing $103 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 8.32% and are subject to redemption by Colonial, in whole or in part, at any time after April 1, 2007 until maturity in April 2032. In connection with this issuance, Colonial executed an interest rate swap whereby Colonial will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 1.40%. The fair market value of the swap at December 31, 2004 was $6.0 million.

In March 2002, Colonial added $8 million in trust preferred securities, representing $8 million in junior subordinated debt, as part of the acquisition of Mercantile BancCorp, Inc. The securities qualify as Tier I capital and bear interest at a quarterly adjusted rate of prime plus 1.25%. These securities are subject to redemption by Colonial in whole at any time after September 7, 2006 until maturity in September 2031.

On September 16, 2003, Colonial issued, through a special purpose trust, $100 million of trust preferred securities, representing $103 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 7.875% and are subject to redemption by Colonial, in whole or in part, at any time after October 1, 2008 until maturity in October 2033. In connection with this issuance, Colonial executed three different interest rate swaps whereby Colonial will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of these interest rate swaps created effective floating rates of 3-month LIBOR plus 1.995% on $30 million, 3-month LIBOR plus 2.0875% on $35 million, and 3-month LIBOR plus 1.9975% on $35 million. The total fair market value of the swaps at December 31, 2004 was $1.0 million.

In May 2004, Colonial added $15 million in trust preferred securities, representing $15 million in junior subordinated debt, as part of the acquisition of P.C.B. Bancorp, Inc. These securities qualify as Tier I capital and bear interest at average rates of 3-month LIBOR plus 3.32% on $10 million and 3-month LIBOR plus 3.40% on $5 million. Colonial may redeem $10 million, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after September 26, 2007 until maturity in September 2032. Colonial may redeem $5 million, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after March 26, 2008 until maturity in March 2033.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The subordinated debentures, notes, trust preferred securities and junior subordinated debt described above are subordinate to substantially all remaining liabilities of Colonial.

Colonial had long-term FHLB Borrowings outstanding of $1.3 billion and $1.1 billion at December 31, 2004 and 2003, respectively. These borrowings bear interest rates of 1.84% to 6.22% and mature from 2006 to 2014. During 2004, the Company entered into interest swap agreements to convert $575 million of existing FHLB advances to a weighted floating rate of 3-month LIBOR plus 1.2843%. These advances had a weighted average fixed rate of 4.9076%. The total fair market value of the swaps at December 31, 2004 was $11.9 million.

Colonial had a long-term security repurchase agreement in the amount of $300 million outstanding at December 31, 2004. The arrangement matures in August 2006 and bears interest at a rate of 1-month LIBOR plus 0.04%.

At December 31, 2004, long-term debt, including the current portion, is scheduled to mature as follows:

	Parent Only	Consolidated BancGroup
	(In thousands)
2005	$—	$53,330
2006	—	705,199
2007	—	101,835
2008	7,725	218,125
2009	—	208,000
Thereafter	302,063	946,013

Subtotal	309,788	2,232,502
Purchase accounting fair value adjustments	350	634
Hedge accounting fair value adjustments	10,800	38,622

Total	$320,938	$2,271,758

15.	Capital Stock

In addition to the authorized BancGroup common stock currently outstanding, the Board of Directors is authorized to issue shares of the preference stock in one or more series, and in connection with such issuance, to establish the relative rights, preferences, and limitations of each such series. Shareholders of BancGroup may not act by written consent or call special meetings.

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock from $10 to $120,000 per year. The total number of shares authorized for issuance under this plan is 2,000,000. Total shares issued under this plan were 785,533 and 596,031 as of December 31, 2004 and 2003, respectively.

Forward Sale Agreement

On November 18, 2004, the Company entered into a forward sale agreement relating to 8,400,000 shares of the Company’s common stock. The commitment is accounted for as an equity instrument, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The forward sale agreement matures on November 23, 2005, but it may be settled in all or part at earlier settlement dates to be specified at the Company’s discretion. The agreement provides for an initial forward sale price of $21.452 per share subject to certain adjustments. The Company expects to settle the agreement entirely by the delivery of shares of its common stock. The Company may elect cash or net share settlement for all or a portion of its obligations. The maximum number of shares that could be required to be issued by the Company to net share settle the commitment is 50 million.

As of December 31, 2004, the fair value of the cash settlement option was approximately $2.0 million and the fair value of the net share settlement option was 94,564 shares. For each increase of one dollar in the average market price of BancGroup common stock on December 31, 2004, the fair value of the cash settlement option would decrease by $8.4 million and the fair value of the net share settlement option would decrease by 395,667 shares.

On February 24, 2005, BancGroup settled the forward sale agreement with 8,400,000 shares of common stock. BancGroup received approximately $179.8 million, or $21.40 per share, in proceeds from the purchaser in this settlement.

16.	Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $196 million of retained earnings plus certain 2005 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2005 without prior approval from the respective regulatory authorities.

Colonial Bank is required by law to maintain noninterest bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. The average amount of those reserves was approximately $3.6 million and $4.6 million for the years ended December 31, 2004 and 2003, respectively.

BancGroup and Colonial Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on BancGroup’s financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BancGroup and Colonial Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BancGroup’s and Colonial Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” BancGroup and Colonial Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BancGroup’s category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For Capital Adequacy Purposes Amount	Ratio		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)				Amount	Ratio
	(In thousands)
As of December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$1,684,319	11.36%	$1,186,121	≥	8.0%
Colonial Bank	1,587,346	10.72	1,184,096	≥	8.0	$1,480,120	≥	10.0%
Tier I Capital (to risk weighted assets)
Consolidated	1,300,305	8.77	593,061	≥	4.0
Colonial Bank	1,207,967	8.16	592,048	≥	4.0	888,072	≥	6.0
Tier I Capital (to average assets)(2)
Consolidated	1,300,305	7.14	728,577	≥	4.0
Colonial Bank	1,207,967	6.64	727,761	≥	4.0	909,701	≥	5.0
As of December 31, 2003
Total Capital (to risk weighted assets)
Consolidated	$1,568,447	12.49%	$1,004,558	≥	8.0%
Colonial Bank	1,481,103	11.83	1,001,206	≥	8.0	$1,251,508	≥	10.0%
Tier I Capital (to risk weighted assets)
Consolidated	1,173,709	9.35	502,279	≥	4.0
Colonial Bank	1,092,544	8.73	500,603	≥	4.0	750,905	≥	6.0
Tier I Capital (to average assets)(2)
Consolidated	1,173,709	7.50	643,184	≥	4.0
Colonial Bank	1,092,544	7.01	640,359	≥	4.0	800,449	≥	5.0

(1)	These ratios are subject to regulatory review
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average assets, excluding intangible assets and unrealized gains/losses on securities available for sale. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

17.	Leases

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2004 were as follows:

(In thousands)
2005	$29,225
2006	26,597
2007	20,873
2008	17,123
2009	15,226
Thereafter	72,238

Total	$181,282

Rent expense for all leases amounted to $31,176,000 in 2004, $29,140,000 in 2003 and $23,448,000 in 2002.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Employee Benefit Plans

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2005. However, BancGroup assesses the funded status of the plan quarterly and may, at its discretion, make contributions even when not required. Currently, BancGroup does not expect to make a material contribution.

Employee pension benefit plan status at December 31:

	2004	2003
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$54,726	$40,170
Service cost	5,650	4,455
Interest cost	3,783	3,199
Actuarial loss	6,772	7,875
Benefits paid	(1,494)	(973)

Benefit obligation at December 31	69,437	54,726

Change in plan assets:
Fair value of plan assets at January 1	46,701	23,999
Actual return on plan assets	5,710	5,139
Employer contributions	7,550	18,536
Benefits paid	(1,494)	(973)

Fair value of plan assets at December 31	58,467	46,701

Funded status at December 31	(10,970)	(8,025)
Unrecognized net actuarial loss	18,825	14,526
Unamortized prior service cost	65	74
Unamortized net transition asset	—	(6)

Prepaid benefit cost at December 31	$7,920	$6,569

	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost for the year ended December 31:
Service cost	$5,650	$4,455	$3,304
Interest cost	3,783	3,199	2,554
Expected return on plan assets	(4,038)	(2,168)	(2,195)
Amortization of net transition asset	(5)	(5)	(6)
Amortization of prior service cost	9	9	9
Recognition of net actuarial loss	800	766	—

Net annual benefit cost	$6,199	$6,256	$3,666

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the plan was $52.1 million and $41.5 million at December 31, 2004 and 2003, respectively.

	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%
Rate of compensation increase	4.00	4.00

	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.75%
Expected return on plan assets	8.75	8.75
Rate of compensation increase	4.00	4.00

The expected return on plan assets assumption was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. The historical returns of asset categories as weighted by the target allocation would produce an expected return of 9.10%, as follows:

	Target Allocation	15-year Annualized	Historical Return Weighted Average
U.S. equity	60%	10.88%	6.52%
International equity	10%	4.23%	0.43%
Fixed income	25%	7.70%	1.92%
Cash and cash equivalents	5%	4.51%	0.23%

Total portfolio	100%		9.10%

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns due to inherent uncertainties in future peformance.

The pension plan’s weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2004	2003
U.S. equity	62%	49%
International equity	10%	8%
Fixed income	25%	18%
Cash and cash equivalents	3%	25%

Total	100%	100%

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At both December 31, 2004 and 2003, plan assets included 164,520 shares of BancGroup common stock with market values of $3,492,760 (6% of total plan assets) and $2,849,486 (6% of total plan assets), respectively. Dividends paid to the plan on the BancGroup common stock totaled $95,422 and $92,131 during 2004 and 2003, respectively.

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

The following benefits are expected to be paid in future years. The expected benefits were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004 and include benefits attributable to estimated future employee services.

Year	Expected Benefits
2005	$ 1,166,320
2006	1,257,253
2007	1,493,969
2008	1,803,647
2009	2,054,560
2010-2014	17,504,294

BancGroup also has an incentive savings plan (the “Savings Plan”) for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and may make an additional contribution from profits on an annual basis. During 2004, 2003 and 2002 there were no additional contributions paid. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of service with the Company. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of Common Stock of BancGroup. Charges to operations for this plan amounted to approximately $2,774,000, $2,588,000 and $1,759,000 for 2004, 2003 and 2002, respectively.

19.	Stock Plans

The 2001 Long Term Incentive Stock Option Plan (“the LTIP”) provides for the granting of various types of incentive stock-based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. The LTIP was approved by the stockholders of BancGroup at their 2001 annual meeting. Shares initially authorized to be issued under the LTIP total 10,000,000 of BancGroup common stock. All options expire no more than ten years from the date of grant, or three months after an employee’s termination.

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

A restricted stock award under the LTIP consists of a grant of BancGroup’s common stock to the recipient subject to terms and conditions, including provisions relating to transferability and forfeiture, as determined at the time of the award. The awards typically vest over a five-year period unless they are subject to specific performance criteria. During 2004, no restricted stock awards were granted. During 2003 and 2002, 9,500 and 72,450 restricted stock awards were granted at weighted average market values of $17.02 and $14.20, respectively. A total of $156,316, $357,159 and $174,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2004, 2003 and 2002, respectively. This plan replaces the 1992 Stock Bonus and Retention Plan discussed later.

Prior to the LTIP, BancGroup used the 1992 Incentive Stock Options Plan (“the 1992 Plan”) and the 1992 Nonqualified Stock Option Plan (“the 1992 Nonqualified Plan”) to provide an incentive to certain officers, key management employees and directors. Options granted under the 1992 Plan must have been at a price not less than the fair market value of the shares at the date of grant. Options granted under the 1992 Nonqualified Plan must have been at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after the employee’s termination. Both of these plans were terminated on July 1, 2001 and replaced with the LTIP discussed above. Although options previously granted under the 1992 Plan and the 1992 Nonqualified Plan may still be exercised, no further options may be granted.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and directors by awarding restricted stock which shall vest either over a stated time period or based upon performance criteria. A total of $554,000, $1,124,000, and $969,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2004, 2003, and 2002, respectively. This plan was replaced in June 2001 with the LTIP plan discussed previously.

Pursuant to the various business combinations, BancGroup assumed qualified stock options and non-qualified stock options according to the respective exchange ratios.

Options issued under the LTIP, the 1992 Nonqualified Plan and the 1992 Plan have vesting requirements. In order to fully vest in the options granted, the option recipients are required to remain in the employment of BancGroup (subject to certain exemptions) for periods of between one and five years (These options become exercisable on a pro-rata basis over a period of one to five years) or attain certain performance criteria.

Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 2004, 2003 and 2002.

	Qualified Plans(1)		Nonqualified Plans(1)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,866,185	$11.827	718,736	$10.026

Granted (at $11.340-$15.890 per share)	615,562	12.541	55,938	11.824
Exercised (at $3.025-$14.810 per share)	(167,988)	10.997	(42,224)	7.579
Cancelled (at $5.850-$14.810 per share)	(263,200)	12.213	(2,164)	5.850

Outstanding at December 31, 2002	3,050,559	11.983	730,286	10.328

Granted (at $11.430-$17.280 per share)	571,500	16.348	15,000	11.580
Exercised (at $3.933-$14.970 per share)	(349,300)	11.196	(36,048)	6.343
Cancelled (at $3.545-$14.970 per share)	(235,356)	12.663	(6,290)	8.625

Outstanding at December 31, 2003	3,037,403	12.801	702,948	10.808

Granted (at $3.786-$21.450 per share)	865,444	16.513	180,322	11.347
Exercised (at $3.786-$15.890 per share)	(604,733)	9.451	(117,325)	6.863
Cancelled (at $4.872-$17.280 per share)	(185,110)	14.007	(12,000)	11.580

Outstanding at December 31, 2004	3,113,004	$14.412	753,945	$11.539

(1)	This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

At December 31, 2004, the total shares outstanding and exercisable under these option plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/04	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Aggregate Option Price	Number Exercisable At 12/31/04	Weighted Average Exercise Price	Aggregate Option Price
$3.786-$5.679	23,439	5.06	$4.645	$108,873	23,439	$4.645	$108,873
$6.941-$10.380	556,087	4.33	9.741	5,416,595	500,087	9.710	4,855,760
$10.469-$15.280	2,208,123	6.21	12.319	27,201,182	1,646,983	12.078	19,891,742
$16.770-$21.450	1,079,300	9.52	19.305	20,836,084	77,360	17.270	1,336,041

Total	3,866,949	6.86	$13.851	$53,562,734	2,247,869	$11.652	$26,192,416

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, the number and weighted average exercise price of exercisable options was 2,136,571 and $11.39 and 1,824,429 and $11.10, respectively.

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (“Directors Plan”) whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2004, 2003, and 2002, respectively, 70,770, 63,945, and 86,638 shares of Common Stock were issued under the Directors Plan, representing approximately $862,000, $893,000, and $926,000 in directors’ fees for 2004, 2003, and 2002, respectively.

In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 and not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan.

20.	Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2004 will have a materially adverse effect on BancGroup’s financial statements.

21.	Related Parties

Prior to June 2003, BancGroup leased its principal corporate offices from a company partly owned by a principal shareholder of BancGroup. Amounts paid under this lease approximated $0.6 million and $1.8 million in 2003 and 2002, respectively.

During 2004, 2003 and 2002, BancGroup and its subsidiaries paid fees of approximately $4.3 million, $2.6 million and $2.5 million, respectively, for legal services required of law firm in which a partner of the firm serves on the Board of Directors.

As of December 31, 2004 and 2003, Colonial Bank had loans outstanding of $1.2 million and $5.0 million, respectively, to real estate joint ventures in which BancGroup owns an equity interest.

Refer to Note 4 for information on related party loans.

22.	Merger Related Expenses

The Company has recognized external merger related expenses totaling $1,999,000, $271,000 and $874,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. These costs are comprised primarily of travel, training, marketing, retention bonuses, and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Other Expense

The following amounts were included in Other Expense:

	2004	2003	2002
	(In thousands)
Regulatory assessments	$3,692	$1,878	$1,861
Advertising and public relations	8,477	8,319	6,964
Stationery, printing, and supplies	6,450	5,854	5,319
Communications	10,692	9,317	8,765
Legal	10,302	7,778	6,560
Postage and courier	9,089	8,558	7,727
Insurance	3,291	3,014	1,885
Professional services	7,604	7,384	7,266
Travel	5,278	4,848	4,167
Other	40,426	35,106	28,470

Total	$105,301	$92,056	$78,984

24.	Income Taxes

The components of the provision for income taxes were as follows:

	2004	2003	2002
	(In thousands)
Currently payable
Federal	$87,881	$75,688	$70,277
State	3,952	2,103	2,258
Deferred	(1,502)	(555)	892

Total	$90,331	$77,236	$73,427

The provision for income taxes is presented in the income statement as follows:

	2004	2003	2002
	(In thousands)
Continuing operations	$90,331	$77,236	$73,872
Discontinued operations	—	—	(445)

Total	$90,331	$77,236	$73,427

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2004	2003	2002
	(In thousands)
Tax at statutory rate on pre-tax income	$92,988	$79,507	$74,708
Add:
Tax-exempt income	(5,282)	(1,785)	(3,767)
Other	2,625	(486)	2,486

Total income taxes	$90,331	$77,236	$73,427

The components of BancGroup’s net deferred tax asset as of December 31, 2004 and 2003, were as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$55,897	$48,109
Accrued expenses	6,311	4,625
Other	1,995	5,882
Unrealized loss on securities available for sale	4,969	197

Total deferred tax asset	69,172	58,813

Deferred tax liabilities:
Fixed assets	3,897	2,911
Intangible assets	14,812	6,891
Other	7,711	788

Total deferred tax liability	26,420	10,590

Net deferred tax asset	$42,752	$48,223

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

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2004
Basic EPS
Income from continuing operations	$175,348	131,144	$1.34
Effect of dilutive securities:
Options		1,171

Diluted EPS	$175,348	132,315	$1.33

2003
Basic EPS
Income from continuing operations	$149,927	124,615	$1.20
Effect of dilutive securities:
Options		523
Convertible debentures	57	151

Diluted EPS	$149,984	125,289	$1.20

2002
Basic EPS
Income from continuing operations	$140,871	119,583	$1.18
Effect of dilutive securities:
Options		586
Convertible debentures	155	479

Diluted EPS	$141,026	120,648	$1.17

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 536 thousand, 996 thousand and 587 thousand in 2004, 2003 and 2002, respectively.

The effect of discontinued operations, net of taxes, on both basic and diluted earnings per share for 2002 was a decrease of $(.01). 2004 and 2003 were not effected by discontinued operations.

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

Deposits—SFAS 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, is equal to the amount payable on demand at the measurement date. The amount included for these deposits in the following table is their carrying value at December 31, 2004 and 2003. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like wholesale deposits with similar remaining maturities.

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

Commitments to extend credit and standby letters of credit—The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2004 and 2003.

The estimated fair values of BancGroup’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$604,368	$604,368	$345,717	$345,717
Securities available for sale	3,647,402	3,647,402	3,100,321	3,100,321
Investment securities	6,152	6,503	10,387	11,006
Loans held for sale	678,496	678,496	378,324	378,324
Loans	12,857,811		11,588,895
Less: allowances for loan losses	(148,802)		(138,549)

Loans, net	12,709,009	12,786,238	11,450,346	11,610,298

Total	$17,645,427	$17,723,007	$15,285,095	$15,445,666

Financial liabilities:
Deposits	$11,646,612	$11,646,798	$9,768,592	$9,788,033
Short-term borrowings	3,523,624	3,540,378	3,311,640	3,318,573
Long-term debt	2,218,428	2,305,600	1,943,314	2,046,772

Total	$17,388,664	$17,492,776	$15,023,546	$15,153,378

Derivatives:
Interest rate swaps	$36,586	$36,586	$33,819	$33,819

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.	Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. In addition, the Company reports Corporate/Treasury/Other which includes the investment securities portfolio, nondeposit funding activities including long-term debt, short term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations and certain support activities not currently allocated to the aforementioned segments and income taxes. In addition, Corporate/Treasury/Other includes income from bank owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funds costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each segment is based on each segment’s share of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management accounting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. In that case, results for prior periods would be restated for comparability.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/Treasury Other	Consolidated BancGroup
	(Dollars in thousands)
Year Ended December 31, 2004
Net interest income before intersegment income / expense	$231,571	$68,564	$115,950	$54,392	$40,911	$45,809	$27,319	$584,516
Intersegment interest income / expense	9,266	(22,293)	32,492	(4,451)	(2,026)	(5,468)	(7,520)	—
Net interest income	240,837	46,271	148,442	49,941	38,885	40,341	19,799	584,516
Provision for loan losses	11,364	224	6,719	862	1,503	1,783	4,539	26,994
Noninterest income	39,424	2,905	47,177	7,937	5,233	4,861	30,490	138,027
Noninterest expense	153,347	5,533	114,936	26,982	22,638	25,635	80,799	429,870

Income/(loss)before income taxes	$115,550	$43,419	$73,964	$30,034	$19,977	$17,784	$(35,049)	265,679

Income taxes								90,331

Net Income								$175,348

Total Assets	$7,257,712	$1,949,902	$4,290,461	$1,296,987	$786,753	$1,056,220	$2,259,115	$18,897,150
Total Deposits	$5,686,437	$283,743	$3,655,722	$739,809	$506,555	$475,108	$299,238	$11,646,612

Year Ended December 31, 2003
Net interest income before intersegment income / expense	$198,524	$74,092	$124,519	$56,237	$34,594	$43,407	$(24,730)	$506,643
Intersegment interest income / expense	4,873	(24,368)	25,226	(5,144)	(2,580)	(3,804)	5,797	—
Net interest income	203,397	49,724	149,745	51,093	32,014	39,603	(18,933)	506,643
Provision for loan losses	18,487	1,374	10,824	2,517	1,147	2,165	864	37,378
Noninterest income	38,587	3,096	45,425	7,703	6,348	7,058	24,805	133,022
Noninterest expense	131,790	5,460	110,559	26,153	20,804	25,075	55,283	375,124

Income/(loss) before income taxes	$91,707	$45,986	$73,787	$30,126	$16,411	$19,421	$(50,275)	227,163

Income taxes								77,236

Net Income								$149,927

Total Assets	$5,657,145	$1,440,253	$4,236,208	$1,296,315	$707,280	$906,715	$2,029,386	$16,273,302
Total Deposits	$4,140,102	$311,608	$3,546,738	$678,618	$374,672	$440,981	$275,873	$9,768,592

Year Ended December 31, 2002
Net interest income before intersegment income / expense	$168,102	$47,854	$154,451	$57,892	$25,534	$33,065	$(25,728)	$461,170
Intersegment interest income / expense	21,047	(18,951)	15,407	(7,440)	(323)	(2,475)	(7,265)	—
Net interest income	189,149	28,903	169,858	50,452	25,211	30,590	(32,993)	461,170
Provision for loan losses	14,174	860	11,499	3,545	1,160	1,870	2,872	35,980
Noninterest income	32,863	1,945	37,766	5,708	5,732	5,090	17,819	106,923
Noninterest expense	109,412	4,254	102,668	23,867	17,631	17,665	41,873	317,370

Income/(loss) from continuing operations before income taxes	$98,426	$25,734	$93,457	$28,748	$12,152	$16,145	$(59,919)	214,743

Income taxes								73,872

Income/(loss) from continuing operations								140,871
Income/(loss) from discontinued operations (net of taxes)								(846)

Net Income								$140,025

Total Assets	$5,111,648	$2,043,983	$4,370,072	$1,279,628	$527,268	$929,220	$1,560,536	$15,822,355
Total Deposits	$3,890,927	$228,606	$3,451,067	$646,446	$314,740	$462,810	$325,139	$9,319,735

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.	Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

Statements of Condition

	December 31,
	2004	2003
	(In thousands)
Assets:
Cash	$91,650	$83,116
Investment in subsidiaries	1,608,181	1,384,566
Intangible assets, net	—	9,649
Other assets	23,323	27,182

Total assets	$1,723,154	$1,504,513

Liabilities and Shareholders’ Equity:
Long-term debt	$320,938	$307,642
Other liabilities	8,601	18,566
Shareholders’ equity	1,393,615	1,178,305

Total liabilities and shareholders’ equity	$1,723,154	$1,504,513

Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Income:
Dividends from subsidiaries:
Bank	$75,535	$67,044	$66,032
Nonbank	1,154	881	—
Interest and dividends on short-term investments	1,074	381	79
Other income	3,402	2,265	3,657

Total income	81,165	70,571	69,768

Expenses:
Interest	11,658	8,115	8,329
Salaries and employee benefits	2,593	3,276	2,302
Occupancy expense	341	371	403
Furniture and equipment expense	27	25	44
Amortization of intangible assets	—	48	58
Other expenses	2,166	1,735	2,131

Total expenses	16,785	13,570	13,267

Income before income taxes and equity in undistributed net income of subsidiaries	64,380	57,001	56,501
Income tax benefit	4,293	3,858	3,546

Income before equity in undistributed net income of subsidiaries	68,673	60,859	60,047
Equity in undistributed net income of subsidiaries	106,675	89,068	79,978

Net income	$175,348	$149,927	$140,025

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities	$74,853	$61,950	$60,148

Cash flows from investing activities:
Capital expenditures	(5)	(12)	(8)
Net cash received from acquisitions	31,312	11,238	56,541
Net investment in subsidiaries	(30,328)	(77,182)	(71,446)

Net cash provided by (used in) investing activities	979	(65,956)	(14,913)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	—	(15,065)	15,065
Proceeds from issuance of long-term debt	—	103,093	100,000
Repayment of long-term debt	—	(84)	(988)
Proceeds from issuance of common stock	8,190	4,642	2,768
Proceeds from sale of treasury stock	147	—	—
Purchase of treasury stock	—	—	(40,501)
Dividends paid	(75,635)	(69,824)	(61,965)

Net cash (used in) provided by financing activities	(67,298)	22,762	14,379

Net increase in cash and cash equivalents	8,534	18,756	59,614
Cash and cash equivalents at beginning of year	83,116	64,360	4,746

Cash and cash equivalents at end of year	$91,650	$83,116	$64,360

29.	Subsequent Events

Union Bank Acquisition

BancGroup completed the acquisition of Union Bank Financial Corporation’s (“UB”) wholly-owned subsidiary, Union Bank of Florida (“Union”), a Florida state chartered bank, on February 10, 2005. The acquisition enhances BancGroup’s geographic position and expands BancGroup’s banking operations within existing locations in Florida, primarily the Dade, Broward and Palm Beach markets. Union’s results of operations will be included in BancGroup’s consolidated financial results beginning February 11, 2005. Additional information about the reasons for the merger and factors that contributed to the purchase price is included in BancGroup’s Form S-3 filed as of December 28, 2004.

Total consideration for the transaction was $233.5 million, consisting of 2,903,402 shares of BancGroup common stock valued at $58.8 million and $174.8 million in cash. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five day period before and after the date that the exact number of BancGroup shares to be issued was known. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The final allocation of the purchase price will be adjusted after completion of additional analysis relating to the fair values of Union’s tangible and identifiable intangible assets and liabilities, and final decisions regarding integration activities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Due to the February 10, 2005 closing date, the allocation of the final purchase price is still subject to refinement as additional information becomes available and further analyses are performed.

(Dollars in thousands)
February 10, 2005

Assets:
Cash	$21,765
Securities available for sale	309,746
Loans, net of allowance for loan loss	642,749
Premises and equipment	11,986
Goodwill	166,862
Accrued interest and other assets	21,079

Total Assets	1,174,187

Liabilities:
Deposits	630,826
Short-term borrowings	149,968
Long-term debt	156,750
Accrued interest and other liabilities	3,134

Total Liabilities	940,678

Net Assets	$233,509

The transaction resulted in approximately $166.9 million of goodwill, which is deductible for tax purposes. The goodwill was allocated to the Florida segment.

First Federal Savings Bank of Lake Country Acquisition

On January 18, 2005, Colonial announced the signing of a definitive agreement to acquire First Federal Savings Bank of Lake Country (FFLC) for approximately $232 million. Under the terms of the agreement, FFLC shareholders will elect either 2 shares of Colonial stock or $42 in cash for each FFLC share they own. The cash consideration will be capped at 35% of the transaction. FFLC is headquartered in Leesburg, Florida, and had total assets of $1 billion, total deposits of $795 million and total loans of $884 million at December 31, 2004. FFLC currently operates 16 full-service offices in Lake, Sumter, Citrus and Marion countries in Central Florida.

Forward Sale Agreement

On February 24, 2005, BancGroup settled the forward sale agreement discussed in Note 15. In connection with the settlement of the forward sale agreement, BancGroup issued 8,400,000 shares of common stock. Pursuant to the settlement of the transaction, BancGroup received approximately $179.8 million, or $21.40 per share, from the purchaser.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 62, 1981	Chairman of the Board and Chief Executive Officer, BancGroup and Colonial Bank.	Chairman of the Board and Chief Executive Officer (and President from 2000 to 2003), BancGroup; Chairman of the Board, Chief Executive Officer, (and President from 2000 to 2003) Colonial Bank.

W. Flake Oakley 51, 1989	President, BancGroup; President and Director, Colonial Bank.	President of BancGroup and Colonial Bank since 2003; Executive Vice President, Chief Financial Officer, and Secretary, BancGroup and Colonial Bank until 2003; Treasurer, BancGroup and Colonial Bank until 1999.

Sarah H. Moore 39, 1999	Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank.	Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank since 2003; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003; Executive Vice President and Treasurer, BancGroup and Colonial Bank, 1999-2000.

Caryn Cope 41, 2001	Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank.	Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-present; Executive Vice President, Credit Quality and Policy, Colonial Bank, 1999-2000.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years

Helena Duncan 39, 2004	Executive Vice President, Executive Banking Director and Secretary, Colonial Bank and BancGroup.	Executive Banking Director and Secretary, Colonial Bank and BancGroup 2002 to present (Mrs. Duncan was elected Executive Vice President of BancGroup in January 2004 and Executive Vice President of Colonial Bank in December 2003. Prior to that time Mrs. Duncan had served as Senior Vice President since 2002.); Regional Senior Vice President and Regional Branch Administrator, Colonial Bank, 2000-2002; Private Banking Officer, Colonial Bank, 1999-2000.

Linda L. Green 53, 2004	Executive Vice President – Wealth Management, BancGroup and Colonial Bank.	Executive Vice President – Wealth Management, BancGroup and Colonial Bank, 2004-present; Chief Executive Officer, North Alabama Region of Colonial Bank, 2003-2004; Chief Executive Officer of Northern Region of Colonial Bank, 2000-2004; Chief Executive Officer of Huntsville/Tennessee Region of Colonial Bank prior to 2000.

Patti G. Hill 46, 2004	Executive Vice President, Retail Banking, BancGroup and Colonial Bank; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank.	Executive Vice President, Retail Banking, BancGroup and Colonial Bank, 2004-present; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank, May 2004 – present; President and CEO, Colonial Bank Retail Banking of South Alabama, October 2003 – May 2004; President and CEO, Gulf Coast Region, July 1998-October 2003.

BancGroup has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics and the form of such officers’ agreement to the code of ethics was filed as Exhibit 14 to BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11.	Executive Compensation

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2005 annual meeting of shareholders, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2005 annual meeting of shareholders, under the caption “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2005 annual meeting of shareholders, under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2005 annual meeting of shareholders, under the caption “Relationship with Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements are included herein at Item 8.

Consolidated Statements of Condition as of December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements, including Parent Company only information.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statements Schedules

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

3.	Exhibits

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

3.2	—	Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

3.3	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.2	—	Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

Exhibits		Description

4.3	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.4	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.5	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc.

10.5	—	The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup. Inc, and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share is included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibits		Description

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

(b)	Other than certain information furnished as Regulation F-D disclosure under Items 7 and 9 of Form 8-K, the Registrant submitted no Current Reports on Form 8-K during the fourth Quarter of 2004, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 11th day of March, 2005.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Its Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors and Chief Executive Officer	**

/S/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	**

/S/ SHEILA P. MOODY Sheila P. Moody	Chief Accounting Officer, and Senior Vice President (Principal Accounting Officer)	**

* Lewis Beville	Director	**

* William Britton	Director	**

* Jerry J. Chesser	Director	**

* Augustus K. Clements, III	Director	**

* Robert C. Craft	Director	**

* Patrick F. Dye	Director	**

Hubert L. Harris, Jr.	Director

* Clinton O. Holdbrooks	Director	**

Signature	Title	Date

* Harold D. King	Director	**

* John Ed Mathison	Director	**

* John C. H. Miller, Jr.	Director	**

* Milton E. McGregor	Director	**

* Joe D. Mussafer	Director	**

* William E. Powell	Director	**

Jimmy Rane	Director

* Frances E. Roper	Director	**

* Simuel Sippial	Director	**

* Ed V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

**	Dated: March 11, 2005

EXHIBIT INDEX

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

3.2	—	Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

3.3	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.2	—	Amendment to Article 4 of Registrant’s Restated Certificate of Incorporation, dated May 15, 1998, filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-56241), effective June 22, 1998, and incorporated herein by reference.

4.3	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.4	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.5	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc.

10.5	—	The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

Exhibits		Description

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.