Form 10-Q
period 2005-03-31
COLONIAL BANCGROUP INC
filed 2005-05-05
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $2.50 Par Value	145,721,956

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) an inability of the company to realize elements of its strategic plans for 2005 and beyond; (ii) increases in competitive pressure in the banking industry or other factors that may reduce non-interest income; (iii) economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected; (iv) expected cost savings from recent acquisitions are not fully realized; (v) adverse changes in the interest rate environment which may reduce or expand margins or adversely affect critical estimates as applied and projected returns on investments; (vi) management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events; and (vii) changes which may occur in the regulatory environment. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries) or its management are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. BancGroup does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$413,969	$334,470
Interest bearing deposits in banks	23,585	23,407
Federal funds sold and securities purchased under agreements to resell	505,937	246,491
Securities available for sale	3,689,652	3,647,402
Investment securities (market value: 2005, $5,229; 2004, $6,503)	4,952	6,152
Loans held for sale	648,643	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	663,619	1,114,923
All other loans	12,759,922	11,742,888
Less:
Allowance for loan losses	(153,634)	(148,802)

Loans, net	13,269,907	12,709,009
Premises and equipment, net	278,791	270,236
Goodwill	499,722	352,536
Other intangibles, net	60,800	41,604
Other real estate owned	8,229	9,865
Bank-owned life insurance	335,353	315,739
Accrued interest and other assets	261,669	261,743

Total	$20,001,209	$18,897,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,953,146	$2,464,817
Interest bearing transaction accounts	5,063,866	4,866,150

Total transaction accounts	8,017,012	7,330,967
Time	4,713,230	4,315,645

Total deposits	12,730,242	11,646,612
Short-term borrowings	3,461,118	3,523,624
Subordinated debt	266,551	273,598
Junior subordinated debt	308,952	313,213
Other long-term debt	1,509,474	1,631,617
Accrued expenses and other liabilities	99,675	114,871

Total liabilities	18,376,012	17,503,535

Commitments and contingencies (Notes B and H)

Common Stock, $2.50 par value; 200,000,000 shares authorized; 145,627,339 and 133,823,776 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	364,068	334,559
Additional paid in capital	561,701	343,694
Retained earnings	757,061	725,039
Unearned compensation	(7,329)	(449)
Accumulated other comprehensive loss, net of taxes	(50,304)	(9,228)

Total shareholders’ equity	1,625,197	1,393,615

Total	$20,001,209	$18,897,150

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$207,255	$158,236
Interest and dividends on securities	43,466	35,439
Interest on federal funds sold and other short-term investments	3,143	79

Total interest income	253,864	193,754

Interest Expense:
Interest on deposits	44,457	32,400
Interest on short-term borrowings	20,002	7,047
Interest on long-term debt	22,763	21,200

Total interest expense	87,222	60,647

Net Interest Income	166,642	133,107
Provision for loan losses	5,929	7,934

Net Interest Income After Provision for Loan Losses	160,713	125,173

Noninterest Income:
Service charges on deposit accounts	13,632	14,185
Financial planning services	3,892	3,124
Electronic banking	3,499	2,812
Mortgage banking	2,021	1,990
Securities (losses) gains, net	(1,155)	7,442
Bank-owned life insurance	3,404	2,231
Other income	9,306	5,919

Total noninterest income	34,599	37,703

Noninterest Expense:
Salaries and employee benefits	60,988	50,700
Occupancy expense of bank premises, net	13,815	11,938
Furniture and equipment expenses	9,714	9,259
Amortization of intangible assets	2,305	1,123
Merger related expenses	1,138	82
Net losses on the early extinguishment of debt	2,290	6,183
Other expenses	26,365	24,327

Total noninterest expense	116,615	103,612

Income before income taxes	78,697	59,264
Applicable income taxes	26,206	20,150

Net Income	$52,491	$39,114

Earnings per share:
Basic	$0.38	$0.31
Diluted	$0.37	$0.31
Average number of shares outstanding:
Basic	138,683	127,066
Diluted	140,280	128,029
Dividends declared per share	$0.1525	$0.145

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income	$52,491	$39,114
Other comprehensive income, net of taxes:
Unrealized (losses) gains on securities available for sale arising during the period, net of income taxes of $(22,522) and $18,187 in 2005 and 2004, respectively	(41,827)	34,046
Reclassification adjustments for net losses/(gains) included in net income, net of income taxes of $(404) and $2,530 in 2005 and 2004, respectively	751	(4,912)

Comprehensive income	$11,415	$68,248

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$343,694	$725,039	$(449)	$(9,228)	$1,393,615
Shares issued under:
Directors plan	39,895	100	585				685
Stock option plans	92,941	232	865				1,097
Stock bonus plan, net	359,600	899	6,339		(7,217)		21
Employee Stock Purchase Plan	7,725	19	138				157
Settlement of forward equity sales agreement	8,400,000	21,000	158,580				179,580
Issuance of shares for business combination	2,903,402	7,259	51,500				58,759
Amortization of unearned compensation					337		337
Net income				52,491			52,491
Cash dividends ($.1525 per share)				(20,469)			(20,469)
Change in unrealized loss on securities available for sale, net of taxes						(41,076)	(41,076)

Balance, March 31, 2005	145,627,339	$364,068	$561,701	$757,061	$(7,329)	$(50,304)	$1,625,197

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net cash flows from operating activities	$65,540	$42,865
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	105,717	73,028
Proceeds from sales of securities available for sale	417,121	737,805
Purchases of securities available for sale	(319,004)	(667,928)
Proceeds from maturities of investment securities	1,204	1,658
Net increase in loans	(347,617)	(237,207)
Proceeds from sale of interests in mortgage warehouse loans	434,976	—
Acquisition, net of cash acquired	(152,987)	—
Capital expenditures	(6,586)	(14,948)
Proceeds from sale of other real estate owned	2,385	1,212
Proceeds from sale of premises and equipment and other assets	1,845	10

Net cash flows from investing activities	137,054	(106,370)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	453,428	281,180
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(366,144)	102,797
Proceeds from issuance of long-term debt	250,000	200,000
Repayment of long-term debt	(361,120)	(517,643)
Proceeds from issuance of common stock	1,254	1,866
Proceeds from settlement of forward equity sales agreement	179,580	—
Dividends paid ($0.1525 and $0.145 per share for 2005 and 2004, respectively)	(20,469)	(18,418)

Net cash flows from financing activities	136,529	49,782

Net increase (decrease) in cash and cash equivalents	339,123	(13,723)
Cash and cash equivalents at beginning of year	604,368	345,717

Cash and cash equivalents at March 31	$943,491	$331,994

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$86,401	$63,406
Income taxes	300	—
Non-cash investing and financing activities:
Transfer of loans to other real estate	$1,258	$2,582
Assets (non-cash) acquired in business combination	1,159,590	—
Liabilities assumed in business combination	947,844	—

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) are as stated in the 2004 Annual Report on Form 10-K. The Company adopted additional policies as noted below with respect to Sales and Servicing of Financial Assets and Loans Held for Sale as a result of 2005 business activities. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2004 Annual Report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004. All 2005 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Sales and Servicing of Financial Assets

The Company has a facility in which it sells certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sells interests in those assets to third-party commercial paper conduits. These transactions provide a source of liquidity for the Company and allow the Company to utilize its balance sheet capacity and capital for higher-yielding assets while continuing to manage the customer relationships.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, any retained interests resulting from sales of financial assets should be recognized at the time of sale. Retained interests include such items as servicing assets or liabilities, subordinated tranches, interest-only strips, and cash reserve accounts. The previous carrying amount of the assets sold should be allocated between the retained interests and the assets sold based on each component’s fair value in relation to the total fair value at the date of sale. Any gain or loss recognized from the sale would depend in part on the allocation of value to the assets sold and interests retained.

Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. The Company does retain servicing responsibilities for the assets sold and receives a servicing fee as compensation. However, due to the short-term nature of these assets and the Company’s conclusion that the fee represents adequate compensation as a servicer, no servicing asset or liability is recorded. At the time of sale, the previous carrying amount of the assets is allocated between the interests sold and interests retained based on their relative fair values, which approximate cost because of the short-term and floating-rate nature of these assets. The sales price equals the Company’s carrying amount for the assets sold, thus no gain or loss is recorded at the time of sale.

The Company provides credit enhancements to these transactions by maintaining assets in the SPE as a first risk of loss position to the interests sold to the commercial paper conduits. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in the allowance for loan losses. The Company also provides a liquidity backstop facility to the commercial paper conduits. The Company, under this facility, may be required to purchase assets from the conduits in certain limited circumstances, including the conduit’s inability to place commercial paper. Colonial includes this liquidity risk in its liquidity risk analysis to ensure that it would have sufficient sources of liquidity.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Loans Held for Sale

Effective January 1, 2005, the Company began using forward sales commitments as fair value hedges of its short-term participations in mortgage loans which are included in loans held for sale on the consolidated balance sheet. Prior to January 1, 2005, all loans held for sale were carried at the lower of aggregate cost or market. After January 1, 2005, the carrying values of these hedged short-term participations are adjusted for changes in fair value. The fair values are calculated based on changes in market interest rates during the periods that the participations have been on the balance sheet. See Note I for discussion of the derivatives associated with this hedging strategy.

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2005 will have a materially adverse effect on BancGroup’s financial condition.

Note C: Recent Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on the Company’s financial statements. With respect to the acquisition of Union Bank discussed in Note D, there were no loans which fell within the scope of this SOP.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS 115, certain debt and equity securities within the scope of SFAS 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS 115 and SFAS 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. See Note L for BancGroup’s disclosures under Issue 03-1. The changes required by this EITF Issue are not expected to have a material impact on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company plans to adopt SFAS 123(R) on January 1, 2006 using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no material impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would likely have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included in Note J.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which provides interpretive guidance on various issues in SFAS 123(R), particularly valuation methodologies and the selection of assumptions. This SAB also discusses the SEC staff’s expectations regarding disclosures in Management’s Discussion and Analysis related to share-based payment transactions, as well as the interaction of SFAS 123(R) with existing SEC guidance, such as that dealing with disclosure of non-GAAP financial measures.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note D: Business Combinations

Union Bank Acquisition

BancGroup completed the acquisition of UB Financial Corporation’s wholly-owned subsidiary, Union Bank of Florida (Union), a Florida state chartered bank, on February 10, 2005. The acquisition enhances BancGroup’s geographic position and expands BancGroup’s banking operations within existing locations in Florida, primarily the Dade, Broward and Palm Beach markets. Union’s results of operations were included in BancGroup’s consolidated financial results beginning February 11, 2005.

Total consideration for the transaction was $233.5 million, consisting of 2,903,402 shares of BancGroup common stock valued at $58.8 million and $174.7 million in cash. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $240.0 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five day period beginning two days before and ending two days after February 3, 2005, the measurement date for this transaction. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The final allocation of the purchase price will be adjusted after completion of additional analysis relating to the fair values of Union’s tangible and identifiable intangible assets and liabilities.

The following table presents unaudited proforma results of operations for the three months ended March 31, 2005 and 2004, as if the acquisition had occurred at January 1, 2004. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they actually would have been, if the acquisition had occurred at January 1, 2004:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$170,729	$140,881
Net Income	52,850	42,614
Basic EPS	0.38	0.33
Diluted EPS	0.37	0.32

First Federal Savings Bank of Lake County Acquisition

On January 18, 2005, Colonial announced the signing of a definitive agreement to acquire First Federal Savings Bank of Lake County (FFLC) for approximately $232 million. Under the terms of the agreement, FFLC shareholders will elect either two shares of Colonial stock or $42 in cash for each FFLC share they own. The cash consideration will be capped at approximately 35% of the transaction. FFLC is headquartered in Leesburg, Florida, and had total assets of $1.1 billion, total deposits of $835 million and total loans of $919 million at March 31, 2005. FFLC currently operates 16 full-service offices in Lake, Sumter, Citrus and Marion counties in Central Florida. The transaction is expected to close during the second quarter of 2005.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note E: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended March 31,
	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
2005
Basic EPS	$52,491	138,683	$0.38
Effect of dilutive instruments:
Options		1,597

Diluted EPS	$52,491	140,280	$0.37

2004
Basic EPS	$39,114	127,066	$0.31
Effect of dilutive instruments:
Options		963

Diluted EPS	$39,114	128,029	$0.31

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 492,000 and 16,000 at March 31, 2005 and 2004, respectively.

Note F: Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides funding to mortgage origination companies that is collateralized by residential mortgage loans. The Company reports Corporate/Treasury/Other which includes the investment securities portfolio, wholesale funding activities including long-term debt, short term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations, certain support activities not currently allocated to the aforementioned segments and income taxes. In addition, Corporate/Treasury/Other includes income from bank owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funds costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each segment is based on each segment’s share of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management accounting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Results for prior periods have been restated for comparability.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(Dollars in thousands)
Three Months Ended March 31, 2005
Net interest income before intersegment income / expense	$71,737	$23,359	$30,472	$15,597	$11,339	$13,950	$188	$166,642
Intersegment interest income / expense	1,664	(8,486)	8,258	(3,051)	(1,135)	(3,344)	6,094	—

Net interest income	73,401	14,873	38,730	12,546	10,204	10,606	6,282	166,642
Provision for loan losses	3,520	(1,063)	1,702	150	426	570	624	5,929
Noninterest income	10,895	1,176	11,453	2,045	1,162	1,179	6,689	34,599
Noninterest expense	45,771	1,593	26,968	6,813	5,746	6,643	23,081	116,615

Income/(loss)before income taxes	$35,005	$15,519	$21,513	$7,628	$5,194	$4,572	$(10,734)	78,697

Income taxes								26,206

Net Income								$52,491

Total Assets	$7,988,907	$1,727,435	$3,991,503	$1,354,484	$781,147	$1,112,352	$3,045,381	$20,001,209
Total Deposits	$6,587,729	$377,521	$3,750,714	$724,877	$527,596	$459,966	$301,839	$12,730,242

Three Months Ended March 31, 2004
Net interest income before intersegment income / expense	$51,694	$12,984	$29,405	$13,343	$9,782	$10,517	$5,382	$133,107
Intersegment interest income / expense	2,224	(1,944)	8,932	(875)	(982)	(1,562)	(5,793)	—

Net interest income	53,918	11,040	38,337	12,468	8,800	8,955	(411)	133,107
Provision for loan losses	3,540	219	2,300	338	376	470	691	7,934
Noninterest income	9,082	612	11,791	1,868	1,227	1,440	11,683	37,703
Noninterest expense	35,342	1,443	28,451	6,758	5,569	6,363	19,686	103,612

Income/(loss) before income taxes	$24,118	$9,990	$19,377	$7,240	$4,082	$3,562	$(9,105)	59,264

Income taxes								20,150

Net Income								$39,114

Total Assets	$5,518,763	$1,467,983	$3,839,772	$1,319,676	$741,546	$952,432	$2,658,826	$16,498,998
Total Deposits	$4,416,525	$233,748	$3,601,690	$700,631	$403,335	$445,916	$247,927	$10,049,772

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note G: Long-Term Borrowings

In March 2005, Colonial prepaid $200 million in long-term Federal Home Loan Bank advances bearing interest at a weighted average rate of 4.98% resulting in a prepayment fee for the early extinguishment of debt of $2.29 million. The advances were refinanced with shorter term borrowings at lower rates.

Note H: Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of March 31, 2005 was not material to the Company’s consolidated balance sheet. At March 31, 2005, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year up to 16 years. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $203 million.

Note I: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

At March 31, 2005, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and fixed rate loans, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the three months ended March 31, 2005 and 2004. The related balances of all interest rate swaps by category as of March 31, 2005 are shown below:

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
	(In thousands)
Interest rate swaps	$270,000	$6,570	Fixed Rate Junior Subordinated Debt
Interest rate swaps	575,000	(2,126)	Fixed Rate Long-Term FHLB Advances
Interest rate swaps	250,000	8,826	Fixed Rate Subordinated Debt
Interest rate swaps	145,000	(3,720)	Fixed Rate Brokered CD’s
Interest rate swaps	5,802	137	Fixed Rate Commercial Loans

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $24.1 million at March 31, 2005. The unrealized gains/losses of the origination and sales commitments were not material at March 31, 2005.

BancGroup has also executed individual forward sales commitments related to short-term participations in mortgage loans and retail mortgage loans, which are all classified as loans held for sale. The forward sales commitments related to the short-term participations allow the Company to sell the loan participations to investor institutions for an amount equal to the Company’s original acquisition cost. The Company has designated these commitments as fair value hedges of the short-term participations. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional values of the forward sales commitments on short-term participations and retail mortgage loans at March 31, 2005 were $611.1 million and $26.1 million, respectively. The fair value of the forward sales commitments on the short-term participations was a loss of $248,000 at March 31, 2005, which was offset by a gain of $248,000 on the short-term participations. The fair value of the sales commitments on retail mortgage loans was immaterial.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding at March 31, 2005.

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

The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$52,491	$39,114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(395)	(359)

Pro forma net income	$52,096	$38,755

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
As reported	$0.38	$0.31
Pro forma	$0.38	$0.30
Diluted earnings per share
As reported	$0.37	$0.31
Pro forma	$0.37	$0.30

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note K: Pension Plan

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is March 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2005. However, BancGroup assesses the funded status of the plan quarterly and may, at its discretion, make contributions even when not required. Currently, BancGroup does not expect to make a material contribution during 2005.

Employee pension benefit plan status at March 31:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$1,845	$1,414
Interest cost	1,156	936
Expected return on plan assets	(1,220)	(1,011)
Amortization of transition asset	—	(1)
Amortization of prior service cost	2	2
Amortization of actuarial loss	312	187

Net quarterly benefit cost	$2,095	$1,527

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note L: Securities

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005.

	Less than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$17,688	$(381)	$165,833	$(9,332)	$183,521	$(9,713)
Federal Agency mortgage-backed securities	65,300	(1,049)	191,915	(10,886)	257,215	(11,935)
Federal Agency collateralized mortgage obligations	989,114	(20,433)	80,296	(2,904)	1,069,410	(23,337)
Private collateralized mortgage obligations	1,617,120	(29,279)	249,495	(7,906)	1,866,615	(37,185)
Corporate notes	2,021	(8)	—	—	2,021	(8)

Total temporarily impaired securities	$2,691,243	$(51,150)	$687,539	$(31,028)	$3,378,782	$(82,178)

The securities above consist of Treasury notes and government agency debentures, agency collateralized mortgage obligations (CMO’s) and mortgage-backed securities, AAA-rated private CMO’s, and corporate notes. As of March 31, 2005, there were 178 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

Note M: Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned SPE which then sold interests in those assets to third-party commercial paper conduits. Refer to Note A for further information regarding accounting for these transactions.

Total cash proceeds from the sales of interests in these assets to the conduits during the first quarter of 2005 were $750 million, attributable to $435 million of mortgage warehouse loans and $315 million of loans held for sale. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the first quarter of 2005, the Company accrued approximately $400,000 of noninterest income related to these transactions, of which $188,000 was servicing income, but no cash was received.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of March 31, 2005		Three Months Ended March 31, 2005
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses
	(In thousands)
Loans
Assets managed	$13,858,517	$62,795	$13,225,137	$7,015
less: interests sold	434,976	—	38,712	—

Assets held in portfolio	$13,423,541	$62,795	$13,186,425	$7,015

Loans held for sale
Assets managed	$963,667	$—	$756,110	$—
less: interests sold	315,024	—	36,288	—

Assets held in portfolio	$648,643	$—	$719,822	$—

Note N: Variable Interest Entities

As discussed in Note M, the Company sells certain financial assets to a wholly-owned SPE which then sells interests in those assets to third-party commercial paper conduits. While the Company has a variable interest in these conduits, it is not considered to be the primary beneficiary, as the Company does not retain the majority of the expected losses or returns. The third-party conduits had approximately $27.4 billion in capital outstanding at March 31, 2005. The Company’s maximum exposure to loss at March 31, 2005 as a result of its involvement with these non-consolidated conduits is $50 million, which is the amount that would be paid by the Company in the event of credit-related defaults.

There has been no material change in the Company’s other variable interest entities. Refer to the Company’s 2004 Annual Report on Form 10-K for additional information.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2004 Annual Report on Form 10-K. There were no significant changes in these accounting policies during the first three months of 2005.

Overview

The Colonial BancGroup, Inc. is a $20 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At March 31, 2005, BancGroup’s branch network consisted of 306 offices in Florida, Alabama, Georgia, Nevada, Tennessee and Texas.

BancGroup is primarily a Florida bank with more of its assets in Florida than in any other state. The following is a summary of approximate assets, deposits and branches by state as of March 31, 2005 on a pro forma basis with the FFLC acquisition which is anticipated to close in the second quarter of 2005.

	% of total Assets	% of total Deposits	Branches
Florida	52%	58%	159
Alabama	19%	28%	115
Georgia	6%	5%	20
Texas	5%	3%	12
Nevada	4%	4%	13
Corporate/Other	14%	2%	3

Total	100%	100%	322

BancGroup reported record net income for the quarter ended March 31, 2005 of $52.5 million, a 34% increase over the $39.1 million recorded for the same period of the previous year. Diluted earnings per share for the quarter ended March 31, 2005 were $0.37 per share compared to $0.31 per share for the quarter ended March 31, 2004, a 19% increase.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2004 to March 31, 2005 are as follows:

	December 31, 2004 to March 31, 2005 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$41,050	1.1%
Loans held for sale	(29,853)	(4.4)%
Total loans, net:
Mortgage warehouse loans	(451,304)	(40.5)%
All other loans, net of unearned income	1,017,034	8.7%

Total loans, net of unearned income	565,730	4.4%
Total assets	1,104,059	5.8%
Non-time deposits	686,045	9.4%
Total deposits	1,083,630	9.3%
Short-term borrowings	(62,506)	(1.8)%
Long-term debt	(133,451)	(6.0)%
Shareholders’ equity	231,582	16.6%

Securities

Securities available for sale and investment securities totaled $3.69 billion or 18.5% of total assets at March 31, 2005 compared to $3.65 billion or 19.3% of total assets at December 31, 2004. At March 31, 2005, the Company’s securities had an effective duration of 3.98 years. Approximately $40.6 million in securities were sold during the quarter at a net realized loss of approximately $1.2 million. Unrealized net losses on securities available for sale changed from a pretax loss of $14.2 million at December 31, 2004 to a pretax loss of $77.4 million at March 31, 2005 due to increases in market rates.

Loans and Loans Held for Sale

To increase sources of liquidity, Colonial entered into a transaction during the first quarter of 2005 whereby interests in certain assets generated by its mortgage warehouse lending unit are sold to third-party conduits financed by the issuance of asset backed commercial paper. This transaction allows Colonial to continue to manage its customer relationships while increasing balance sheet capacity for higher yielding assets. At March 31, 2005, Colonial had sold interests in its mortgage warehouse loans and loans held for sale of $435 million and $315 million, respectively, and had unused funding capacity of $250 million. Mortgage warehouse loans ended the quarter at $664 million compared to $1.1 billion at the end of 2004.

Loans held for sale is made up of three components: mortgage warehouse, retail mortgages, and non-mortgage loans held for sale. Total loans held for sale decreased $30 million from December 31, 2004 primarily due to a decrease of $45 million in the mortgage warehouse component as a result of the previously discussed sale. The purpose of the mortgage warehouse component of loans held for sale is to accommodate the funding needs of mortgage company customers, therefore these balances as well as the retail mortgage balances fluctuate as demand for residential mortgages changes.

Total loans, excluding mortgage warehouse lending, increased by $1.0 billion from the end of 2004. Excluding the Union Bank acquisition and mortgage warehouse lending, total loans grew $366 million or 12.5% annualized from the end of 2004. This growth was spread geographically with 48% from Florida, 24% from

Alabama, 14% from Georgia, 15% from Texas, 3% from other offset by a 4% decline in Nevada. The Nevada region experienced unusually large payoffs in commercial real estate in the first quarter.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Commercial, financial, and agricultural	$1,079,178	$1,007,686
Real estate-commercial	4,465,887	4,265,700
Real estate-construction	4,535,815	3,925,972
Residential-real estate	2,376,828	2,223,889
Consumer	188,042	187,315
Mortgage warehouse	663,619	1,114,923
Other	114,172	132,326

Total loans, net of unearned income	$13,423,541	$12,857,811

Management believes that its existing distribution of commercial real estate and construction loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s risk exposure. The current distribution of commercial real estate and construction loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at March 31, 2005.

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$675		$622
Geographic Diversity
Florida	$2,450,539	54.0%	$2,394,194	53.6%
Alabama	525,877	11.6%	771,021	17.3%
Georgia	510,016	11.2%	472,236	10.6%
Texas	497,638	11.0%	266,617	6.0%
Nevada	340,794	7.5%	223,740	5.0%
Other	210,951	4.7%	338,079	7.5%

Total	$4,535,815	100.0%	$4,465,887	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
Residential Development and Lots	26.7%	9.0%	Retail	25.6%	8.4%
Land Only	19.6%	6.6%	Office	18.9%	6.3%
Residential Home Construction	17.4%	5.9%	Multi-Family	12.3%	4.1%
Condominium	11.5%	3.9%	Warehouse	11.9%	4.0%
Retail	8.1%	2.7%	Other*	9.0%	3.0%
Other*	5.8%	2.0%	Healthcare	7.1%	2.4%
Commercial Development	4.5%	1.5%	Lodging	7.0%	2.3%
Office	3.9%	1.3%	Church or School	3.8%	1.3%
Multi-Family	2.5%	0.9%	Recreation	2.9%	1.0%

			Industrial	1.5%	0.5%

Total Construction	100.0%	33.8%	Total Commercial Real Estate	100.0%	33.3%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,205,073	$780,699
% of 75 largest loans to category total	26.6%	17.5%
Average Loan to Value Ratio (75 largest loans)	69.1%	67.7%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.38	x

Commercial real estate and construction loans combined had growth, excluding acquisitions, of $332 million or 4.1% from December 31, 2004 to March 31, 2005. Geographically, the Florida locations continue to contribute most of the growth in these particular portfolios. The acquisition of Union in Florida in February 2005 contributed an additional $478 million to these portfolios. Colonial continues to focus its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represent approximately 18% and 17% of total loans at March 31, 2005 and December 31, 2004, respectively. These loans are primarily adjustable rate first and second mortgages on single-family, owner-occupied properties.

BancGroup’s mortgage warehouse lending division provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. Mortgage warehouse loans outstanding at March 31, 2005 and December 31, 2004 were $664 million and $1.1 billion with unfunded commitments of $702 million and $771 million, respectively.

The Company has 46 credits with commitments (funded and unfunded) of $885 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $81 million (which is a mortgage warehouse lending credit), with the smallest credit being approximately $20,000. At March 31, 2005, $550 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	65% - mortgage warehouse lines to 19 large institutions,

•	33% - 26 commercial real estate credit facilities to companies with headquarters located within Colonial’s existing markets, and

•	2% - one operating facility to a large national insurance company.

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Allowance for loan losses—January 1	$148,802	$138,549
Charge-offs:
Commercial, financial, and agricultural	5,425	1,627
Real estate—commercial	2,253	2,450
Real estate—construction	1,372	86
Real estate—residential	577	696
Consumer	541	540
Other	361	1,898

Total charge-offs	10,529	7,297

Recoveries:
Commercial, financial, and agricultural	1,741	483
Real estate—commercial	886	135
Real estate—construction	1	50
Real estate—residential	151	125
Consumer	341	283
Other	394	214

Total recoveries	3,514	1,290

Net charge-offs	7,015	6,007
Provision for loan losses	5,929	7,934
Allowance added from bank acquisitions	5,918	—

Allowance for loan losses—end of period	$153,634	$140,476

Net charge-offs as a percentage of average net loans—(annualized basis):
Quarter to date	0.21%	0.21%
Year to date	0.21%	0.21%

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

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Aggregate loans for which interest is not being accrued	$28,996	$26,983
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	182	191

Total nonperforming loans*	29,178	27,174
Other real estate owned and repossessions	8,229	9,865
Loans held for sale	1,262	—

Total nonperforming assets*	$38,669	$37,039

Allowance as a percent of nonperforming assets*	397%	402%

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Aggregate loans contractually past due 90 days for which interest is being accrued	$5,651	$8,096
Net charge-offs quarter-to-date	$7,015	$3,644
Net charge-offs year-to-date	$7,015	$23,598
Total nonperforming assets as a percent of net loans and other real estate	0.29%	0.29%
Allowance as a percent of net loans	1.14%	1.16%
Allowance as a percent of nonperforming loans*	527%	548%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $252.7 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary as loans are deemed impaired. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of March 31, 2005, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at March 31, 2005 and December 31, 2004 was $25.4 million and $24.8 million, respectively, and these loans had a corresponding valuation allowance of $4.5 million and $8.0 million, respectively.

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

Interest Rate Sensitivity

Interest rate risk, and its potential effects on earnings, are inherent in the operations of a financial institution. We are subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•	Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates;

•	Short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated—which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of the pension liability and other sources of earnings.

Asset/liability management activities include lending, accepting and placing deposits, investing in securities, issuing debt and mitigating interest rate risk. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest cost on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are highly correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at March 31, 2005, when the Fed Funds Rate was 2.75%. The table measures the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1)
Basis Points change
+200	4.75%	1.8%
+100	3.75	1.5
No Rate Change	2.75	—
-100	1.75	(2.2)

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

Liquidity

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

Deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $1.8 billion, or 31% (20% excluding acquisitions) over the first quarter of 2004. Total average deposits for the first quarter of 2005 increased $2.4 billion or 25% (16% excluding acquisitions) over the first quarter of 2004. These increases improved the percentage of total average deposits to total average liabilities to 67% for the first quarter of 2005 compared to 65% for the first quarter of 2004.

As part of its planning for future funding needs, BancGroup has worked to expand the availability of wholesale funding sources in addition to continued emphasis on deposit growth and the sale of interests in mortgage warehouse loans. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, borrowings collateralized by securities and loans, fed funds purchased and brokered CD’s. Of total wholesale funding sources estimated to be available to the Company, BancGroup utilized 50% at March 31, 2005 compared to 51% at March 31, 2004.

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s dividend payout target range is 35-45% of net income. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for

total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2005 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,406,599
Tier II Capital:
Allowable loan loss reserve	153,634
Subordinated debt	214,635
45% of net unrealized gains on available for sale equity securities	522

Total Capital	$1,775,390

Risk-Adjusted Assets	$15,980,503
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$19,063,947

	March 31, 2005	December 31, 2004
Tier I Leverage Ratio	7.38%	7.14%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.80%	8.77%
Total Capital Ratio	11.11%	11.36%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest-bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax-equivalent basis increased 25.0% or $33.4 million to $167.0 million for the quarter ended March 31, 2005 from $133.6 million for the quarter ended March 31, 2004.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rate(1)

(unaudited)

	Three Months Ended March 31,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(3)(4)	$12,216,381	$186,468	6.18%	$10,590,340	$145,189	5.51%
Mortgage warehouse loans	970,044	11,367	4.75%	883,301	8,631	3.93%
Loans held for sale(4)	719,822	9,531	5.29%	335,875	4,512	5.37%
Investment securities and securities available for sale(4)	3,840,355	43,755	4.56%	3,150,977	35,848	4.55%
Other interest earning assets	330,781	3,143	3.85%	28,556	79	1.11%

Total interest earning assets(2)	18,077,383	$254,264	5.68%	14,989,049	$194,259	5.20%

Non-earning assets(4)	1,516,553			1,142,161

Total assets	$19,593,936			$16,131,210

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$4,998,876	$12,974	1.05%	$3,904,626	$7,949	0.82%
Time deposits(4)	4,539,549	31,483	2.81%	3,921,025	24,451	2.51%
Short-term borrowings	3,468,687	20,002	2.34%	2,834,371	7,047	1.00%
Long-term debt(4)	2,312,930	22,763	3.99%	2,222,432	21,200	3.83%

Total interest bearing liabilities	15,320,042	$87,222	2.31%	12,882,454	$60,647	1.89%

Noninterest bearing demand deposits	2,638,786			1,931,116
Other liabilities(4)	116,463			116,980

Total liabilities	18,075,291			14,930,550
Shareholders’ equity	1,518,645			1,200,660

Total liabilities and shareholders’ equity	$19,593,936			$16,131,210

RATE DIFFERENTIAL			3.37%			3.31%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$167,042	3.72%		$133,612	3.58%

(1)	Certain reclassifications have been made to prior period amounts to conform to current presentations.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(3)	Loans, net of unearned income for the purpose of this presentation excludes mortgage warehouse lending.
(4)	Unrealized gains(losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities. All quarters presented reflect this presentation.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended March 31, 2005 Change from March 31, 2004
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
All other loans, net of unearned income	$41,279	$23,044	$18,235
Mortgage warehouse loans	2,736	874	1,862
Loans held for sale	5,019	4,999	20
Investment securities and securities available for sale	7,907	7,854	53
Other interest earning assets	3,064	2,484	580

Total interest income	60,005	39,255	20,750

INTEREST EXPENSE:
Interest bearing deposits	5,025	2,489	2,536
Time deposits	7,032	3,975	3,057
Short-term borrowings	12,955	1,856	11,099
Long-term debt	1,563	793	770

Total interest expense	26,575	9,113	17,462

Net interest income	$33,430	$30,142	$3,288

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

For the first quarter 2005, as compared to the same period in 2004, average earning assets increased 20.6% or $3.1 billion to $18.1 billion compared to $15.0 billion for the first quarter 2004. This increase was due to a $1.7 billion increase in average loans, a $384 million increase in average loans held for sale and a $689.4 million increase in the average investment portfolio. Overall for the first quarter 2005 versus 2004, the increase in interest income was $60.0 million.

Net interest margin increased for the 6th consecutive quarter to 3.72% or 14 basis points over 3.58% in the first quarter of 2004. The average yield on interest earning assets increased 48 basis points, while the average cost of interest-bearing liabilities increased 42 basis points compared to the first quarter of 2004.

Between March of 2004 and March of 2005, the Federal Reserve raised the target federal funds rate seven times for a total increase of 175 basis points. Colonial raised its prime rate in conjunction with each increase in the target federal funds rate.

Approximately 80% of Colonial’s loan portfolio is variable or adjustable rate and increases in rate when market rates rise. As a result, loan yields, excluding mortgage warehouse loans and loans held for sale, increased 67 basis points during the first quarter of 2005 over the first quarter of 2004 while the yield on mortgage warehouse loans increased 82 basis points.

The yield on loans held for sale decreased 8 basis points due to the impact of demand on this product. The average yield on securities remained relatively constant at 4.56% in the first quarter of 2005 compared to 4.55% in the first quarter of 2004.

As discussed previously, in March 2005, Colonial sold interests in certain mortgage warehouse loans and loans held for sale to commercial paper conduits. As a result of this transaction, average mortgage warehouse loans decreased $39 million and loans held for sale decreased $36 million for the quarter. The transaction decreased net interest income by approximately $433,000, which was substantially offset by an increase in noninterest income of approximately $400,000. The transaction had minimal impact on net interest margin during the quarter due to the short duration it was outstanding, but is expected to be accretive to the margin during the rest of 2005.

The overall funding costs increase of 42 basis points from the first quarter 2004 was primarily due to a 134 basis point increase in the rate on short-term borrowings as a result of the previously mentioned increases in the target federal funds rate. The rates on long-term debt are tied to floating rates or are subject to floating rate interest rate swap agreements that resulted in a 16 basis point increase over the first quarter of 2004. The average rate on interest bearing deposits increased 22 basis points over the first quarter 2004.

Total average deposits growth of $2.4 billion or 24.8% ($1.5 billion or 15.7% excluding acquisitions) over the first quarter of 2004 has lessened the Company’s dependence on borrowings, which contributes favorably to Colonial’s risk profile and is expected to assist in containing funding costs in a rising rate environment.

In March 2005, Colonial prepaid $200 million in long-term Federal Home Loan Bank (FHLB) advances bearing interest at a weighted average rate of 4.98% resulting in a prepayment fee of $2.29 million reflected as net losses on the early extinguishment of debt. The advances were refinanced with shorter term borrowings at lower rates. In the first quarter of 2004, Colonial recognized $6.2 million in net losses on the early extinguishment of $462 million in FHLB advances which bore interest at an average rate of 4.37%.

Loan Loss Provision

The provision for loan losses for the three months ended March 31, 2005 was $5.9 million compared to $7.9 million for the same period in 2004. Net charge-offs were $7.0 million, or 0.21% annualized as a percent of average net loans, for the three months ended March 31, 2005 compared to $6.0 million, or 0.21% annualized as a percent of average net loans, for the same period in 2004. Less provision was required in the quarter due to the resolution of several impaired credits which had necessitated higher reserve levels.

Noninterest Income

Noninterest income, excluding securities losses/gains, increased $5.5 million, or 18.2%, for the three months ended March 31, 2005 compared to the same period in 2004. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage origination income and securities gains.

Service charges on deposit accounts decreased $553,000, or 3.9%, for the three months ended March 31, 2005 over the same period in 2004. These decreases are primarily the result of a reduction of non sufficient funds fees and a higher percentage of commercial deposit fees paid by balance in the first quarter of 2005 than in the prior year.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Total financial planning services income increased $768,000, or 24.6%, for the three months ended March 31, 2005 from the same period in 2004. This increase is primarily due to increased sales of securities and annuity products, as well as increased revenues from trust services which more than offset declines in insurance sales.

Electronic banking services enable our customers to bank when and where they want. Electronic banking includes an ATM network, business and personal check cards and internet banking with bill pay service.

Noninterest income from electronic banking services increased $687,000, or 24.4%, for the three months ended March 31, 2005, compared to the same period in 2004. This increase is primarily the result of deposit growth, increased check card activities and usage, an increase in Visa’s interchange fee rate, and an increase in usage of the Company’s internet banking product.

Net losses on the sale of securities for the quarter ended March 31, 2005 were $1.2 million compared to a net gain of $7.4 million for the same period in 2004.

Income from bank owned life insurance and other income increased $1.2 million and $3.4 million, respectively, for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in other income was primarily from letter of credit fees, mortgage warehouse lending fees, customer and official check fees, the sale of the Company’s interest in the PULSE network and income from BancGroup’s joint ventures and Goldleaf Technologies subsidiary.

Noninterest Expense

Noninterest expense, excluding losses on the early extinguishment of debt of $2.3 million and $6.2 million for the first quarter of 2005 and 2004, respectively, increased $16.9 million or 17.3% for the quarter ended March 31, 2005 as compared to the same period in 2004. Annualized noninterest expense, excluding net losses on the early extinguishment of debt, to average assets reached its lowest level since the fourth quarter of 2002 at 2.33% for the three months ended March 31, 2005, as compared to 2.42% for the same period in 2004. From the first quarter of 2004 to the end of the first quarter of 2005, BancGroup added 42 new locations, nine new branches and 33 branches through acquisitions. The impact of new branches and acquisition related expenses increased total noninterest expense 8% from the first quarter of 2004. The remaining increase includes investments in our people, product and service offerings and technology.

Salaries and benefits increased $10.3 million for the three months ended March 31, 2005 over the same period in 2004. The salary and employee benefits increase resulted from new branches, normal salary increases, addition of employees in key strategic areas, increases in health benefit costs and increased incentive plan compensation.

Occupancy and equipment expense for the three months ended March 31, 2005 increased $2.3 million when compared to the same period in 2004. The increase was primarily the result of new branches, as well as additional occupancy and equipment expenses from expansion of operational support functions and continued technology enhancements.

The increase in amortization of intangible assets was due to the acquisition of Union Bank in February 2005 and P.C.B. Bancorp, Inc. in May 2004. Merger related expenses of $1.1 million for the quarter ended March 31, 2005 were also the result of the Union Bank acquisition. Refer to Note D for further discussion of the Union Bank acquisition.

The $2.3 million and $6.2 million in net losses on the early extinguishment of debt for the quarter ended March 31, 2005 and 2004, respectively, was a result of the early payoff of FHLB advances and other borrowings. Refer to the Net Interest Income section for further discussion.

The increase in other expense of $2.0 million for the three months ended March 31, 2005 over the same period in 2004 was primarily the result of new branches and expenses of various equity investments, as well as a net increase in normal operating expenses.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.5% and 34.0%, estimated annual effective tax rates for the years ended 2005 and 2004, respectively. The provisions for income taxes for the three months ended March 31, 2005 and 2004 were $26.2 million and $20.2 million, respectively.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements— Note B—Contingencies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—N/A

        On February 10, 2005, BancGroup issued 2,903,402 shares of its common stock to UB Financial Corporation as partial consideration for all of the shares of Union Bank of Florida. When issued, these shares had not been registered with the Securities Exchange Commission or with any state securities department. The BancGroup common stock was issued pursuant to the exemption afforded under Section 4(2) of the Securities Act of 1933, as amended. The acquisition of Union Bank of Florida is more fully described in Note D to the Financial Statements included within this report. The BancGroup common stock was subsequently registered for a possible public distribution by UB Financial Corporation or its shareholders on a Registration Statement on Form S-3 (File No. 333-121707) which became effective on February 11, 2005.

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date: May 5, 2005	By:	/s/ SHEILA MOODY
Sheila Moody
Its Chief Accounting Officer