Form 10-Q
period 2005-06-30
COLONIAL BANCGROUP INC
filed 2005-08-04
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, $2.50 Par Value	154,066,106

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Statements of Condition—June 30, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Income—Six months ended June 30, 2005 and June 30, 2004, and three months ended June 30, 2005 and June 30, 2004	5
	Condensed Consolidated Statements of Comprehensive Income—Six months ended June 30, 2005 and June 30, 2004, and three months ended June 30, 2005 and June 30, 2004	6
	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Six months ended June 30, 2005	7
	Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2005 and June 30, 2004	8
	Notes to the Unaudited Condensed Consolidated Financial Statements—June 30, 2005	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	40
Item 6.	Exhibits	40
SIGNATURE		41

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$413,885	$334,470
Interest bearing deposits in banks	21,036	23,407
Federal funds sold and securities purchased under agreements to resell	668,267	246,491
Securities available for sale	3,076,374	3,647,402
Investment securities (market value: 2005, $4,436; 2004, $6,503)	4,193	6,152
Loans held for sale	751,231	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	713,254	1,114,923
All other loans	13,864,136	11,742,888
Less:
Allowance for loan losses	(166,050)	(148,802)

Loans, net	14,411,340	12,709,009
Premises and equipment, net	299,772	270,236
Goodwill	643,610	352,536
Other intangibles, net	73,293	41,604
Other real estate owned	4,245	9,865
Bank-owned life insurance	338,820	315,739
Accrued interest and other assets	278,242	261,743

Total	$20,984,308	$18,897,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,114,321	$2,468,529
Interest bearing transaction accounts	5,772,340	5,077,509

Total transaction accounts	8,886,661	7,546,038
Time	5,260,074	4,315,645

Total deposits	14,146,735	11,861,683
Short-term borrowings	3,285,688	3,312,265
Subordinated debt	272,044	273,598
Junior subordinated debt	320,030	313,213
Other long-term debt	956,920	1,631,617
Accrued expenses and other liabilities	83,258	111,159

Total liabilities	19,064,675	17,503,535

Commitments and contingencies (Notes B and H)

Common stock, $2.50 par value; 200,000,000 shares authorized; 155,336,221 and 133,823,776 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	388,341	334,559
Additional paid in capital	756,593	343,694
Retained earnings	792,313	725,039
Unearned compensation	(6,773)	(449)
Accumulated other comprehensive loss, net of taxes	(10,841)	(9,228)

Total shareholders’ equity	1,919,633	1,393,615

Total	$20,984,308	$18,897,150

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$438,604	$324,369	$231,349	$166,133
Interest and dividends on securities	86,430	73,100	42,964	37,661
Interest on federal funds sold and other short-term investments	7,941	491	4,799	412

Total interest income	532,975	397,960	279,112	204,206

Interest Expense:
Interest on deposits	104,259	66,927	58,449	33,976
Interest on short-term borrowings	38,444	14,135	19,796	7,639
Interest on long-term debt	46,207	40,156	23,444	18,956

Total interest expense	188,910	121,218	101,689	60,571

Net Interest Income	344,065	276,742	177,423	143,635
Provision for loan losses	14,939	14,453	9,010	6,519

Net Interest Income After Provision for Loan Losses	329,126	262,289	168,413	137,116
Noninterest Income:
Service charges on deposit accounts	28,459	29,214	14,827	15,029
Financial planning services	7,021	7,107	3,129	3,983
Electronic banking	7,426	5,992	3,927	3,180
Mortgage banking	4,961	4,363	2,940	2,373
Mortgage warehouse fees	4,702	625	3,919	380
Securities (losses) gains, net	(4,642)	7,050	(3,487)	(392)
Gain on sale of branches	9,608	—	9,608	—
Bank-owned life insurance	6,860	4,506	3,456	2,276
Other income	19,965	12,090	11,442	6,415

Total noninterest income	84,360	70,947	49,761	33,244

Noninterest Expense:
Salaries and employee benefits	125,893	104,983	64,905	54,283
Occupancy expense of bank premises, net	28,848	24,329	15,033	12,391
Furniture and equipment expenses	20,437	18,742	10,723	9,483
Amortization of intangible assets	5,491	2,513	3,186	1,390
Merger related expenses	3,209	1,272	2,071	1,190
Net loss related to the early extinguishment of debt	7,877	6,183	5,587	—
Other expenses	56,607	50,292	30,242	25,965

Total noninterest expense	248,362	208,314	131,747	104,702
Income before income taxes	165,124	124,922	86,427	65,658
Applicable income taxes	55,159	42,474	28,953	22,324

Net Income	$109,965	$82,448	$57,474	$43,334

Earnings per share:
Basic	$0.76	$0.64	$0.38	$0.33
Diluted	$0.75	$0.64	$0.38	$0.33
Average number of shares outstanding:
Basic	144,263	128,598	149,782	130,130
Diluted	145,960	129,726	151,568	131,228
Dividends declared per share	$0.3050	$0.2900	$0.1525	$0.1450

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$109,965	$82,448	$57,474	$43,334
Other comprehensive income, net of taxes:
Unrealized (losses)/gains on securities available for sale arising during the period, net of income taxes of $(2,381) and $20,113 in 2005 and $(25,686) and $(43,874) in 2004, respectively	(4,371)	(47,445)	37,456	(81,491)
Less: reclassification adjustment for net losses/(gains) on securities available for sale included in net income, net of income taxes of $(1,625) and $(1,221) in 2005 and $2,397 and $(133) in 2004, respectively	3,017	(4,653)	2,266	259
Unrealized losses on cash flow hedging instruments, net of income taxes of $(139)	(259)	—	(259)	—

Comprehensive income (loss)	$108,352	$30,350	$96,937	$(37,898)

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except per share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$343,694	$725,039	$(449)	$(9,228)	$1,393,615
Shares issued under:
Directors plan	45,549	114	670				784
Stock option plans	380,856	952	3,690				4,642
Stock bonus plan, net of cancellations	347,630	870	6,182		(7,030)		22
Employee Stock Purchase Plan	15,944	40	297				337
Settlement of forward equity sales agreement	8,400,000	21,000	158,575				179,575
Issuance of shares for business combinations	12,322,466	30,806	243,485				274,291
Amortization of unearned compensation					706		706
Net income				109,965			109,965
Cash dividends ($.3050 per share)				(42,691)			(42,691)
Change in unrealized loss on securities available for sale, net of taxes						(1,354)	(1,354)
Change in unrealized loss on derivative instruments, net of taxes						(259)	(259)

Balance, June 30, 2005	155,336,221	$388,341	$756,593	$792,313	$(6,773)	$(10,841)	$1,919,633

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Net cash flows from operating activities	$731	$(47,988)
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	217,643	218,814
Proceeds from sales of securities available for sale	1,279,853	935,924
Purchase of securities available for sale	(569,977)	(1,392,601)
Proceeds from maturities of investment securities	1,967	3,037
Net increase in loans	(716,638)	(215,806)
Proceeds from sales of interests in mortgage warehouse loans	573,311	—
Acquisitions, net of cash acquired	(114,873)	31,312
Net cash paid from the sale of branches	(110,202)	—
Capital expenditures	(13,669)	(26,885)
Proceeds from sales of other real estate owned	7,673	1,941
Proceeds from sales of premises and equipment	2,152	981
Proceeds from sale of other assets	4,861	1,650
Other, net	(592)	—

Net cash flows from investing activities	561,509	(441,633)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	955,807	581,514
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(324,548)	138,656
Proceeds from issuance of long-term debt	250,000	500,000
Repayment of long-term debt	(1,086,542)	(636,909)
Proceeds from issuance of common stock	4,979	3,427
Proceeds from settlement of forward equity sales agreement	179,575	—
Dividends paid ($0.305 and $0.290 per share for 2005 and 2004, respectively)	(42,691)	(36,866)

Net cash flows from financing activities	(63,420)	549,822

Net increase in cash and cash equivalents	498,820	60,201
Cash and cash equivalents at beginning of year	604,368	345,717

Cash and cash equivalents at June 30	$1,103,188	$405,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$187,332	$127,715
Income taxes	41,300	36,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$3,416	$11,010
Assets (non-cash) acquired in business combinations	2,335,024	723,751
Liabilities assumed in business combinations	1,945,860	647,518

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) are as stated in the 2004 Annual Report on Form 10-K. The Company adopted additional policies as noted below with respect to Sales and Servicing of Financial Assets and Loans Held for Sale as a result of 2005 business activities. The Company also adopted new policies with respect to Acquired Loans pursuant to Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2004 Annual Report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of June 30, 2005 and December 31, 2004 and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004. All 2005 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications were made to prior periods in order to conform with the current period presentation.

Sales and Servicing of Financial Assets

The Company has a facility in which it sells certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sells interests in those assets to third-party commercial paper conduits. These transactions provide a source of liquidity for the Company and allow the Company to utilize its balance sheet capacity and capital for higher-yielding assets while continuing to manage its customer relationships.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, any retained interests resulting from sales of financial assets should be recognized at the time of sale. Retained interests include such items as servicing assets or liabilities, subordinated tranches, interest-only strips, and cash reserve accounts. The previous carrying amount of the assets sold should be allocated between the retained interests and the assets sold based on each component’s fair value in relation to the total fair value at the date of sale. Any gain or loss recognized from the sale would depend in part on the allocation of value to the assets sold and interests retained.

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

The Company provides credit enhancements to these transactions by maintaining assets in the SPE as a first risk of loss position to the interests sold to the commercial paper conduits. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in the allowance for loan losses. The Company also provides a liquidity backstop facility to the commercial paper conduits. The Company, under this facility, may be required

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to purchase assets from the conduits in certain limited circumstances, including the conduits’ inability to place commercial paper. Colonial includes this liquidity risk in its liquidity risk analysis to ensure that it would have sufficient sources of liquidity.

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

Acquired Loans

The Company generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the Company’s acquisition, and for which it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms, is accounted for under the provisions of SOP 03-3. For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value, or the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

On a quarterly basis, the Company updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Company creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Company would first reverse any existing valuation allowance for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions and assertions from normal business activities. Management does not anticipate that the ultimate liability arising from such matters outstanding at June 30, 2005 will have a materially adverse effect on BancGroup’s financial condition.

Note C: Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP have not had and are not expected to have a material impact on the Company’s financial statements. With respect to the acquisitions of Union Bank and FFLC Bancorp discussed in Note D, there were no loans and nine loans, respectively, which fell within the scope of this SOP.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain debt and equity securities within the scope of SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1 until such time as additional implementation guidance could be provided. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to draft and submit for vote FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which will replace the measurement and recognition guidance set forth in Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will also codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP is expected to be voted on in the third quarter and would likely be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The disclosure guidance of Issue 03-1 remains effective. See Note L for BancGroup’s disclosures under Issue 03-1. The changes required by Issue 03-1 are not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the Company’s financial statements.

Note D: Business Combinations

During the six months ended June 30, 2005, BancGroup made the following acquisitions to enhance its geographic position and expand its banking operations within Florida.

Union Bank Acquisition

BancGroup completed the acquisition of UB Financial Corporation’s wholly-owned subsidiary, Union Bank of Florida (Union), a Florida state chartered bank, on February 10, 2005. Union’s results of operations were included in BancGroup’s consolidated financial results beginning February 11, 2005.

Total consideration for the transaction was $233.5 million, consisting of 2,903,402 shares of BancGroup common stock valued at $58.8 million and $174.7 million in cash. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $240.0 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five day period beginning two days before and ending two days after February 3, the measurement date for this transaction.

FFLC Bancorp, Inc. Acquisition

BancGroup completed the acquisition of FFLC Bancorp, Inc. (FFLC) and its subsidiary, First Federal Savings Bank of Lake County, on May 18, 2005. FFLC’s results of operations were included in BancGroup’s consolidated financial results beginning May 19, 2005.

Total consideration for the transaction was $247.5 million, consisting of 9,419,064 shares of BancGroup common stock valued at $212.9 million, $31.9 million in cash, and stock options valued at $2.7 million. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $250.0 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five day period beginning two days before and ending two days after May 16, the measurement date for this transaction. The fair value of the stock options was determined using the Black-Scholes option pricing model.

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the six and three months ended June 30, 2005 and 2004, as if the Union and FFLC acquisitions had occurred at January 1, 2004. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at January 1, 2004:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$362,801	$307,733	$183,095	$159,302
Net Income	115,866	94,770	60,090	49,892
Basic EPS	0.75	0.66	0.38	0.35
Diluted EPS	0.72	0.64	0.37	0.33

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Six Months Ended June 30,			Three Months Ended June 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2005
Basic EPS	$109,965	144,263	$0.76	$57,474	149,782	$0.38
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,697			1,786

Diluted EPS	$109,965	145,960	$0.75	$57,474	151,568	$0.38

2004
Basic EPS	$82,448	128,598	$0.64	$43,334	130,130	$0.33
Effect of dilutive instruments:
Options		1,128			1,098

Diluted EPS	$82,448	129,726	$0.64	$43,334	131,228	$0.33

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 49,000 and 511,500 for the three months and six months ended June 30, 2005, respectively, and 75,500 for both the three and six months ended June 30, 2004.

Note F: Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides loans, collateralized by residential mortgage loans, to mortgage origination companies. The Corporate/Treasury/Other segment includes the investment securities portfolio, wholesale funding activities including long-term debt, short term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations, certain support activities not currently allocated to the aforementioned segments and income taxes. In addition, Corporate/Treasury/Other includes income from bank owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funds costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each segment is based on each segment’s share of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management accounting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Results for prior periods have been restated for comparability.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands)
Six Months Ended June 30, 2005
Net interest income before intersegment income / expense	$155,294	$43,977	$59,611	$32,631	$23,160	$29,804	$(412)	$344,065
Intersegment interest income /expense	(1,056)	(14,733)	16,828	(7,279)	(2,554)	(7,828)	16,622	—

Net interest income	154,238	29,244	76,439	25,352	20,606	21,976	16,210	344,065
Provision for loan losses	5,897	414	2,669	300	852	1,153	3,654	14,939
Noninterest income	24,033	5,599	31,858	4,137	2,773	2,405	13,555	84,360
Noninterest expense	98,609	3,296	53,636	13,846	11,711	13,504	53,760	248,362

Income/(loss) before income taxes	$73,765	$31,133	$51,992	$15,343	$10,816	$9,724	$(27,649)	165,124

Income taxes								55,159

Net Income								$109,965

Total Assets	$9,204,007	$2,334,523	$3,874,525	$1,357,045	$829,114	$1,181,315	$2,203,779	$20,984,308
Total Deposits	$7,833,646	$423,461	$3,745,626	$765,805	$598,546	$515,623	$264,028	$14,146,735

Six Months Ended June 30, 2004
Net interest income before intersegment income / expense	$105,331	$30,787	$58,161	$25,873	$19,890	$21,424	$15,276	$276,742
Intersegment interest income / expense	7,361	(5,063)	19,054	(989)	(1,673)	(2,971)	(15,719)	—

Net interest income (expense)	112,692	25,724	77,215	24,884	18,217	18,453	(443)	276,742
Provision for loan losses	6,539	146	4,202	675	752	940	1,199	14,453
Noninterest income	19,453	1,492	24,216	4,253	2,579	2,910	16,044	70,947
Noninterest expense	71,875	2,847	57,397	13,586	11,094	12,977	38,538	208,314

Income/(loss) before income taxes	$53,731	$24,223	$39,832	$14,876	$8,950	$7,446	$(24,136)	124,922

Income taxes								42,474

Net Income								$82,448

Total Assets	$6,254,319	$1,642,516	$3,855,485	$1,255,529	$740,469	$965,150	$2,879,551	$17,593,019
Total Deposits	$5,182,723	$251,065	$3,656,799	$732,797	$454,714	$501,710	$267,237	$11,047,045

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Three Months Ended June 30, 2005
Net interest income before intersegment income / expense	$83,557	$20,618	$29,139	$17,034	$11,821	$15,854	$(600)	$177,423
Intersegment interest income / expense	(2,720)	(6,247)	8,570	(4,228)	(1,419)	(4,484)	10,528	—

Net interest income	80,837	14,371	37,709	12,806	10,402	11,370	9,928	177,423
Provision for loan losses	2,377	1,477	967	150	426	583	3,030	9,010
Noninterest income	13,138	4,423	20,405	2,092	1,611	1,226	6,866	49,761
Noninterest expense	52,838	1,703	26,668	7,033	5,965	6,861	30,679	131,747

Income/(loss) before income taxes	$38,760	$15,614	$30,479	$7,715	$5,622	$5,152	$(16,915)	86,427

Income taxes								28,953

Net Income								$57,474

Total Assets	$9,204,007	$2,334,523	$3,874,525	$1,357,045	$829,114	$1,181,315	$2,203,779	$20,984,308
Total Deposits	$7,833,646	$423,461	$3,745,626	$765,805	$598,546	$515,623	$264,028	$14,146,735

Three Months Ended June 30, 2004
Net interest income before intersegment income / expense	$53,637	$17,803	$28,756	$12,530	$10,108	$10,907	$9,894	$143,635
Intersegment income / expense	5,137	(3,119)	10,122	(114)	(691)	(1,409)	(9,926)	—

Net interest income (expense)	58,774	14,684	38,878	12,416	9,417	9,498	(32)	143,635
Provision for loan losses	2,999	(73)	1,902	337	376	470	508	6,519
Noninterest income	10,371	880	12,425	2,385	1,352	1,470	4,361	33,244
Noninterest expense	36,533	1,404	28,946	6,828	5,525	6,614	18,852	104,702

Income/(loss) before income taxes	$29,613	$14,233	$20,455	$7,636	$4,868	$3,884	$(15,031)	65,658

Income taxes								22,324

Net Income								$43,334

Total Assets	$6,254,319	$1,642,516	$3,855,485	$1,255,529	$740,469	$965,150	$2,879,551	$17,593,019
Total Deposits	$5,182,723	$251,065	$3,656,799	$732,797	$454,714	$501,710	$267,237	$11,047,045

Note G: Long-Term Borrowings

In the second quarter of 2005, Colonial prepaid $605 million in long-term borrowings bearing interest at a weighted average rate of 3.92% and unwound the related interest rate swaps, with notional values totaling $60 million. These prepayments resulted in early extinguishment losses of $5.6 million.

In March 2005, Colonial prepaid $200 million in long-term borrowings bearing interest at a weighted average rate of 4.98% resulting in early extinguishment losses of $2.3 million.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note H: Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. The amount recorded for fees as of June 30, 2005 was not material to the Company’s consolidated balance sheet. At June 30, 2005, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year up to 15 years. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $219 million.

Note I: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

Fair Value Hedges

At June 30, 2005, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and fixed rate loans, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the six months ended June 30, 2005 and 2004. The related balances of all interest rate swaps by category as of June 30, 2005 are shown below:

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
(In thousands)
Interest rate swaps	$270,000	$12,523	Fixed Rate Junior Subordinated Debt
Interest rate swaps	515,000	12,787	Fixed Rate Long-Term FHLB Advances
Interest rate swaps	250,000	14,318	Fixed Rate Subordinated Debt
Interest rate swaps	120,000	(1,640)	Fixed Rate Brokered CD’s
Interest rate swaps	5,777	(34)	Fixed Rate Commercial Loans

Cash Flow Hedges

During the second quarter of 2005, Colonial entered into interest rate swap agreements to hedge the cash flows of variable rate loans, which effectively converted their floating rates to fixed. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The derivatives are recorded at fair value in other assets with an offsetting entry, net of taxes, recorded in other comprehensive income. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for either the three or six month periods ended June 30, 2005. Amounts included in other comprehensive income are not required to be amortized to earnings (unless

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a swap is terminated) because amortization occurs automatically through the accounting for the cash flows of the swaps as adjustments to interest income each period. At June 30, 2005, the cash flow hedges had a notional value of $750 million, fair value of ($398,500), and average maturity of approximately 3 years.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, BancGroup enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $39.3 million at June 30, 2005. The unrealized gains/losses of the origination and sales commitments were not material at June 30, 2005.

BancGroup has also executed individual forward sales commitments related to short-term participations in mortgage loans and retail mortgage loans, which are all classified as loans held for sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company has designated these commitments as fair value hedges of the short-term participations. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional values of the forward sales commitments on short-term participations and retail mortgage loans at June 30, 2005 were $702.6 million and $47.3 million, respectively. The fair value of the forward sales commitments on the short-term participations was a gain of $87,000 at June 30, 2005, which was offset by a loss of $87,000 on the short-term participations. The fair value of the sales commitments on retail mortgage loans was immaterial.

Options

BancGroup from time to time enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of June 30, 2005 and 2004.

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

The Company’s actual and pro forma information follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$109,965	$82,448	$57,474	$43,334
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(731)	(730)	(330)	(371)

Pro forma net income	$109,234	$81,718	$57,144	$42,963

Basic earnings per share:
As reported	$0.76	$0.64	$0.38	$0.33
Pro forma	$0.76	$0.64	$0.38	$0.33
Diluted earnings per share
As reported	$0.75	$0.64	$0.38	$0.33
Pro forma	$0.75	$0.63	$0.38	$0.33

Note K: Pension Plan

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is June 30. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2005. However, BancGroup assesses the funded status of the plan quarterly and may, at its discretion, make contributions even when not required. Currently, BancGroup does not expect to make a material contribution during 2005.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee pension benefit plan status at June 30:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$3,456	$2,935	$1,612	$1,521
Interest cost	2,174	1,955	1,018	1,019
Expected return on plan assets	(2,450)	(2,021)	(1,230)	(1,010)
Amortization of transition asset	—	(2)	—	(1)
Amortization of prior service cost	5	4	2	2
Amortization of actuarial loss	548	403	236	216

Net periodic benefit cost	$3,733	$3,274	$1,638	$1,747

Note L: Securities

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$17,828	$(234)	$171,131	$(4,000)	$188,959	$(4,234)
Obligations of state and political subdivisions	571	(2)	—	—	571	(2)
Federal Agency mortgage-backed securities	48,021	(164)	191,721	(4,780)	239,742	(4,944)
Federal Agency collateralized mortgage obligations	324,271	(3,422)	86,434	(2,044)	410,705	(5,466)
Private collateralized mortgage obligations	1,092,897	(6,010)	269,507	(4,526)	1,362,404	(10,536)
Corporate notes	2,005	(2)	—	—	2,005	(2)

Total temporarily impaired securities	$1,485,593	$(9,834)	$718,793	$(15,350)	$2,204,386	$(25,184)

The securities above consist of Treasury notes and government agency debentures, municipal obligations, mortgage-backed securities, agency collateralized mortgage obligations (CMO’s) and mortgage backed securities, AAA-rated private CMO’s and corporate notes. As of June 30, 2005, there were 115 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

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

Total cash proceeds from the sales of interests in these assets to the conduits during the first quarter of 2005 were $750 million, attributable to $435 million of mortgage warehouse loans and $315 million of loans held for sale. Total cash proceeds from sales during the second quarter of 2005 were $250 million, attributable to $138 million of mortgage warehouse loans and $112 million of loans held for sale. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the first quarter of 2005, the Company recognized approximately $400,000 of noninterest income related to these transactions, of which $188,000 was servicing income, but no cash was received. During the second quarter of 2005, the Company recognized approximately $3.5 million of noninterest income related to these transactions, of which $2.1 million was servicing income, and received $2.5 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of June 30, 2005		Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses	Average Balance	Net Credit Losses
	(In thousands)
Loans
Assets managed	$15,150,701	$65,272	$14,411,224	$5,298	$13,821,456	$12,313
less: interests sold	573,311	—	441,953	—	241,446	—

Assets held in portfolio	$14,577,390	$65,272	$13,969,271	$5,298	$13,580,010	$12,313

Loans held for sale
Assets managed	$1,177,920	$—	$1,016,156	$—	$886,852	$—
less: interests sold	426,689	—	387,721	—	212,976	—

Assets held in portfolio	$751,231	$—	$628,435	$—	$673,876	$—

Note N: Variable Interest Entities

As discussed in Note M, the Company sells certain financial assets to a wholly-owned SPE which then sells interests in those assets to third-party commercial paper conduits. While the Company has a variable interest in these conduits, it is not considered to be the primary beneficiary, as the Company does not retain the majority of the expected losses or returns. The Company’s maximum exposure to loss at June 30, 2005 as a result of its involvement with these non-consolidated conduits is $50 million, which is the amount that would be paid by the Company in the event of credit-related defaults.

There has been no material change in the Company’s other variable interest entities. Refer to the Company’s 2004 Annual Report on Form 10-K for additional information.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note O: Capital Stock

On June 24, 2005, the Company entered into an accelerated share repurchase agreement to buy back shares of the Company’s common stock at a total initial cost of approximately $30 million. The agreement is subject to a future contingent purchase price adjustment based on the volume weighted average price of the Company’s stock over the life of the agreement. The agreement matures on September 30, 2005, but it may be settled at an earlier date at the counterparty’s discretion. The purchase price adjustment can be settled, at the Company’s option, in cash or in shares of its common stock. If the Company elects to net share settle, the maximum number of shares that could be required to be issued is five million. Pursuant to EITF 99-7, Accounting for an Accelerated Share Repurchase Program, the transaction was accounted for in the third quarter as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s common stock. The treasury stock purchased on July 7, 2005 was approximately 1.4 million shares, at a price of $22.06 per share, which is subject to the future contingent purchase price adjustments discussed previously. The forward contract is accounted for as an equity instrument in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2004 Annual Report on Form 10-K. There were no significant changes in these accounting policies during the first six months of 2005.

Overview

The Colonial BancGroup, Inc. is a $20.98 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At June 30, 2005, BancGroup’s branch network consisted of 308 offices in Florida, Alabama, Georgia, Nevada, and Texas.

The following is a summary of approximate assets, deposits and branches by state as of June 30, 2005.

	% of total Assets	% of total Deposits	Branches
Florida	55%	58%	158
Alabama	18%	27%	106
Georgia	6%	5%	20
Texas	6%	4%	11
Nevada	4%	4%	13
Corporate/Other	11%	2%	0

Total	100%	100%	308

BancGroup had record earnings for the quarter ended June 30, 2005 of $0.38 per diluted share, a 15% increase over the $0.33 recorded for the same quarter of the previous year. Net income for the quarter was $57.5 million, a 33% increase over the $43.3 million earned in the second quarter of 2004. For the first six months of 2005, the Company reported $0.75 in net income per diluted share, a 17% increase over the $0.64 reported in the same period in 2004. Net income for the first six months of 2005 was $110.0 million, a 33% increase over the $82.4 million reported for the same period in 2004.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2004 to June 30, 2005 are as follows:

	December 31, 2004 to June 30, 2005 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$(572,987)	(15.7)%
Loans held for sale	72,735	10.7%
Total loans, net:
Mortgage warehouse loans	(401,669)	(36.0)%
All other loans, net of unearned income	2,121,248	18.1%

Total loans, net of unearned income	1,719,579	13.4%
Total assets	2,087,158	11.0%
Non-time deposits	1,340,623	17.8%
Total deposits	2,285,052	19.3%
Short-term borrowings	(26,577)	(0.8)%
Long-term debt	(669,434)	(30.2)%
Shareholders’ equity	526,018	37.7%

Securities

Securities available for sale and investment securities totaled $3.1 billion or 14.7% of total assets at June 30, 2005 compared to $3.7 billion or 19.3% of total assets at December 31, 2004. At June 30, 2005, the Company’s securities had an effective duration of 3.02 years. Securities of $40.6 million were sold during the quarter ended March 31, 2005 at a net realized loss of $1.2 million. Additional securities of $745 million were sold during the quarter ended June 30, 2005 at a net realized loss of $3.5 million. Unrealized net losses on securities available for sale changed from a pretax loss of $14.2 million at December 31, 2004 to a pretax loss of $16.3 million at June 30, 2005 due to increases in market rates.

Loans and Loans Held for Sale

Total loans, excluding mortgage warehouse lending, increased by $2.1 billion from the end of 2004. Excluding the impact of acquisitions, the sale of branches and mortgage warehouse lending, total loans grew $551 million or 9.4% annualized from the end of 2004. This growth was spread geographically throughout our segments with 53% from Florida, 23% from Texas, 9% from Georgia, 6% from Nevada, 4% from Alabama and 5% from other. Mortgage warehouse loans ended the second quarter of 2005 at $713 million compared to $1.1 billion at the end of 2004. This decrease was the result of the sale of loans to commercial paper conduits of $573 million offset partially by internal growth of $172 million.

Loans held for sale is made up of three components: mortgage warehouse, retail mortgages, and non-mortgage loans held for sale. Total loans held for sale increased $73 million from December 31, 2004 primarily due to internal growth of $473 million in the mortgage warehouse component offset by the sale of $427 million to commercial paper conduits. In addition, the retail mortgage component grew $26 million for the same period. The purpose of the mortgage warehouse component of loans held for sale is to accommodate the funding needs of mortgage company customers, therefore these balances, as well as the retail mortgage balances, fluctuate as demand for residential mortgages change.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	June 30, 2005	December 31, 2004
	(In thousands)
Commercial, financial, and agricultural	$1,123,589	$1,007,686
Real estate-commercial	4,554,071	4,265,700
Real estate-construction	4,907,635	3,925,972
Residential-real estate	2,938,564	2,223,889
Consumer	235,146	187,315
Mortgage warehouse	713,254	1,114,923
Other	105,131	132,326

Total loans, net of unearned income	$14,577,390	$12,857,811

The current distribution of commercial real estate and construction loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at June 30, 2005.

	Construction	% of Total	Commercial Real Estate	% of Total
	(In thousands)
Average Loan Size	$583		$601
Geographic Diversity
Florida	$2,675,750	54.5%	$2,522,180	55.4%
Alabama	543,683	11.1%	747,521	16.4%
Georgia	514,243	10.5%	485,365	10.7%
Nevada	407,107	8.3%	182,831	4.0%
Texas	585,198	11.9%	275,524	6.0%
Other	181,654	3.7%	340,650	7.5%

Total	$4,907,635	100.0%	$4,554,071	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
Property Distribution	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
Residential Development and Lots	28.2%	9.5%	Retail	26.5%	8.3%
Land Only	21.7%	7.3%	Office	18.2%	5.7%
Residential Home Construction	17.2%	5.8%	Multi-Family	11.8%	3.7%
Condominium	9.5%	3.2%	Warehouse	11.5%	3.6%
Retail	7.1%	2.4%	Other*	10.2%	3.2%
Other*	5.9%	2.0%	Lodging	7.3%	2.3%
Commercial Development	4.2%	1.4%	Healthcare	6.3%	1.9%
Office	4.1%	1.4%	Church or School	4.2%	1.3%
Multi-Family	2.1%	0.7%	Recreation	2.5%	0.8%

			Industrial	1.5%	0.4%

Total Construction	100.0%	33.7%	Total Commercial Real Estate	100.0%	31.2%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,198,605	$760,305
% of 75 largest loans to category total	24.4%	16.7%
Average Loan to Value Ratio (75 largest loans)	67.9%	67.7%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.46x

Commercial real estate and construction loans combined had growth, excluding acquisitions, of $423 million, or 5.2%, from December 31, 2004 to June 30, 2005. Geographically, the Florida locations continue to contribute most of the growth in these particular portfolios. The acquisition of Union in February 2005 contributed an additional $478 million to these portfolios and the acquisition of FFLC in May 2005 contributed an additional $369 million. Colonial continues to focus its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represent approximately 20% and 17% of total loans at June 30, 2005 and December 31, 2004, respectively. These loans are primarily adjustable rate first and second mortgages on single-family, owner-occupied properties.

BancGroup’s mortgage warehouse lending division provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. Mortgage warehouse loans outstanding at June 30, 2005 and December 31, 2004 were $713 million and $1.1 billion, respectively, with unfunded commitments of $560 million and $771 million at June 30, 2005 and December 31, 2004, respectively.

The Company has 44 credits with commitments (funded and unfunded) of $881 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount the Company has to any single borrower is $81 million (which is a mortgage warehouse lending credit), with the smallest credit being approximately $20,000. At June 30, 2005, $551 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	66% - mortgage warehouse lines to 18 large institutions,

•	32% - 25 commercial real estate credit facilities to companies with headquarters, or principals, located within Colonial’s existing markets, and

•	2% - one operating facility to a large national insurance company.

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	Six Months Ended		Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Allowance for loan losses—beginning of period	$148,802	$138,549	$153,634	$140,476
Charge-offs:
Commercial, financial, and agricultural	6,022	6,034	597	4,407
Real estate—commercial	5,653	2,949	3,400	499
Real estate—construction	2,035	2,049	663	1,963
Real estate—residential	2,047	1,394	1,470	698
Consumer	1,073	1,087	532	547
Other	693	2,484	332	586

Total charge-offs	17,523	15,997	6,994	8,700

Recoveries:
Commercial, financial, and agricultural	2,460	1,557	719	1,074
Real estate—commercial	950	313	64	178
Real estate—construction	170	53	169	3
Real estate—residential	332	204	181	79
Consumer	611	603	270	320
Other	687	408	293	194

Total recoveries	5,210	3,138	1,696	1,848

Net charge-offs	12,313	12,859	5,298	6,852
Provision for loan losses	14,939	14,453	9,010	6,519
Allowance added from bank acquisitions	14,622	6,857	8,704	6,857

Allowance for loan losses—end of period	$166,050	$147,000	$166,050	$147,000

Net charge-offs as a percentage of average net loans—(annualized basis)	0.18%	0.22%	0.15%	0.23%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These loans are summarized as follows:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Aggregate loans for which interest is not being accrued	$23,845	$26,983
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	173	191

Total nonperforming loans*	24,018	27,174
Other real estate owned and repossessions	4,245	9,865
Loans held for sale	1,225	—

Total nonperforming assets*	$29,488	$37,039

Allowance as a percent of nonperforming assets*	563%	402%
Aggregate loans contractually past due 90 days for which interest is being accrued	$6,720	$8,096
Net charge-offs quarter-to-date	$5,298	$3,644
Net charge-offs year-to-date	$12,313	$23,598
Total nonperforming assets as a percent of net loans and other real estate	0.20%	0.29%
Allowance as a percent of net loans	1.14%	1.16%
Allowance as a percent of nonperforming loans*	691%	548%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $182.6 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary as loans are deemed impaired. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of June 30, 2005, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at June 30, 2005 and December 31, 2004 was $17.8 million and $24.8 million, respectively, and these loans had a corresponding valuation allowance of $4.2 million and $8.0 million, respectively.

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

Interest Rate Sensitivity

Interest rate risk, and its potential effects on earnings, is inherent in the operations of a financial institution. We are subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•	Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);

•	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated—which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of the pension liability and other sources of earnings.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at June 30, 2005, when the Fed Funds Rate was 3.25%. The table measures the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1)
Basis Points change
+200	5.25%	2.5%
+100	4.25	1.7
No Rate Change	3.25	—
-100	2.25	(2.2)
-200	1.25	(4.7)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Average non-time deposits for the six months ended June 30, 2005, grew by $1.8 billion, or 29% (18% excluding the impact of acquisitions and the sale of branches) over the six months ended June 30, 2004. Average total deposits for the six months ended June 30, 2005, increased by $2.7 billion, or 26% (15% excluding the impact of acquisitions and the sale of branches) over the comparable period of 2004. These increases improved the percentage of average total deposits to average total liabilities to 70% for the six months ended June 30, 2005 compared to 66% for the comparable period of the prior year.

As part of its planning for future funding needs, BancGroup continues to focus on expanding the availability of wholesale funding sources and growing deposits. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, borrowings collateralized by securities and loans, fed funds purchased and brokered CD’s. BancGroup utilized 46% of its estimated available wholesale funding sources at June 30, 2005 compared to 54% at June 30, 2004.

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s annual dividend payout ratio target range is 35 – 45% of net income. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting this criteria. Higher capital ratios may be required if warranted by the particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2005 are stated below:

Capital	(In thousands)
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,509,953
Tier II Capital:
Allowable loan loss reserve	166,050
Subordinated debt	213,090
45% of net unrealized gains on available for sale equity securities	525

Total Capital	$1,889,618

Risk-Adjusted Assets	$17,077,594
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$19,894,541

	June 30, 2005	December 31, 2004
Tier I Leverage Ratio	7.59%	7.14%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.84%	8.77%
Total Capital Ratio	11.06%	11.36%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

BancGroup reported net interest income for the six months and quarter ended June 30, 2005 of $344 million and $177.4 million, a 24% increase over both the $276.7 million and $143.6 million recorded for the same periods of the previous year, respectively.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates(1)

(unaudited)

	Six Months Ended June 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(in thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(3)(4)	$12,749,638	$401,092	6.34%	$10,765,206	$293,706	5.48%
Mortgage warehouse loans	830,372	20,131	4.89%	1,001,789	19,882	3.99%
Loans held for sale(4)	673,876	17,604	5.21%	431,183	10,968	5.09%
Investment securities and securities available for sale(4)	3,808,279	86,978	4.57%	3,259,948	73,899	4.53%
Other interest-earning assets	388,084	7,942	4.13%	65,313	491	1.51%

Total interest earning assets(2)	18,450,249	$533,747	5.82%	15,523,439	$398,946	5.16%

Nonearning assets(4)	1,630,746			1,172,308

Total assets	$20,080,995			$16,695,747

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,343,236	$34,057	1.29%	$4,293,741	$18,328	0.86%
Time deposits(4)	4,771,128	70,203	2.97%	3,938,397	48,598	2.48%
Short-term borrowings	3,094,162	38,444	2.51%	2,839,107	14,134	1.00%
Long-term debt(4)	2,286,832	46,207	4.07%	2,243,935	40,157	3.60%

Total interest bearing liabilities	15,495,358	$188,911	2.46%	13,315,180	$121,217	1.83%

Noninterest bearing demand deposits	2,828,851			2,051,075
Other liabilities(4)	105,031			108,675

Total liabilities	18,429,240			15,474,930
Shareholders’ equity	1,651,755			1,220,817

Total liabilities and shareholders’ equity	$20,080,995			$16,695,747

RATE DIFFERENTIAL			3.36%			3.33%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$344,836	3.75%		$277,729	3.59%

(1)	Certain reclassifications have been made to prior period amounts to conform to current presentations.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(3)	Loans, net of unearned income for the purpose of this presentation excludes mortgage warehouse lending.
(4)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities. All periods presented reflect this presentation.

Average Volume and Rates(1)

(unaudited)

	Three Months Ended June 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Interest earning assets:
All other loans, net of unearned income(3)(4)	$13,277,037	$214,624	6.48%	$10,940,072	$148,514	5.46%
Mortgage warehouse loans	692,234	8,764	5.08%	1,120,277	11,251	4.04%
Loans held for sale(4)	628,435	8,073	5.13%	526,491	6,456	4.91%
Investment securities and securities available for sale(4)	3,776,556	43,223	4.58%	3,368,919	38,051	4.52%
Other interest-earning assets	444,756	4,799	4.33%	102,070	413	1.62%

Total interest earning assets(2)	18,819,018	$279,483	5.95%	16,057,829	$204,685	5.12%

Nonearning assets(4)	1,743,684			1,202,454

Total assets	$20,562,702			$17,260,283

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,477,064	$19,729	1.44%	$4,479,605	$9,828	0.88%
Time deposits(4)	5,000,161	38,720	3.11%	3,955,769	24,146	2.46%
Short-term borrowings	2,930,500	19,797	2.71%	3,047,093	7,640	1.01%
Long-term debt(4)	2,261,021	23,443	4.16%	2,265,437	18,956	3.36%

Total interest bearing liabilities	15,668,746	$101,689	2.60%	13,747,904	$60,570	1.77%

Noninterest bearing demand deposits	3,011,366			2,168,594
Other liabilities(4)	99,187			102,810

Total liabilities	18,779,299			16,019,308
Shareholders’ equity	1,783,403			1,240,975

Total liabilities and shareholders’ equity	$20,562,702			$17,260,283

RATE DIFFERENTIAL			3.35%			3.35%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$177,794	3.78%		$144,115	3.60%

(1)	Certain reclassifications have been made to prior period amounts to conform to current presentations.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(3)	Loans, net of unearned income for the purpose of this presentation excludes mortgage warehouse lending.
(4)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities. All periods presented reflect this presentation.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Six Months Ended June 30, 2005 Change from June 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
All other loans, net of unearned income	$107,386	$58,176	$49,210
Mortgage warehouse loans	249	(3,757)	4,006
Loans held for sale	6,636	6,361	275
Investment securities and securities available for sale	13,079	12,519	560
Other interest earning assets	7,451	5,519	1,932

Total interest income	134,801	78,818	55,983

INTEREST EXPENSE:
Interest bearing non-time deposits	15,729	5,184	10,545
Time deposits	21,605	11,220	10,385
Short-term borrowings	24,310	1,372	22,938
Long-term debt	6,050	766	5,284

Total interest expense	67,694	18,542	49,152

Net interest income	$67,107	$60,276	$6,831

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended June 30, 2005 Change from June 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
All other loans, net of unearned income	$66,110	$35,160	$30,950
Mortgage warehouse loans	(2,487)	(4,944)	2,457
Loans held for sale	1,617	1,308	309
Investment securities and securities available for sale	5,172	4,660	512
Other interest earning assets	4,386	2,932	1,454

Total interest income	74,798	39,116	35,682

INTEREST EXPENSE:
Interest bearing non-time deposits	9,901	2,564	7,337
Time deposits	14,574	7,272	7,302
Short-term borrowings	12,157	(302)	12,459
Long-term debt	4,487	(37)	4,524

Total interest expense	41,119	9,497	31,622

Net interest income	$33,679	$29,619	$4,060

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

The increase in net interest income was mainly attributable to the growth in average earning assets and the increase in yield on earning assets of 83 basis points for the second quarter of 2005 and a 66 basis points increase in yield for the six months ended June 30, 2005, as compared to the same periods in 2004. The growth in average earning assets was primarily in loans, excluding mortgage warehouse. For the second quarter of 2005, as compared to the same period in 2004, average loans, excluding mortgage warehouse, increased 21.4%, or $2.3 billion. For the six months ended June 30, 2005, as compared to the same period in 2004, average loans, excluding mortgage warehouse, increased 18.4%, or $2.0 billion. The yield on loans, excluding mortgage warehouse, increased 102 basis points for the second quarter of 2005 and 86 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004. The yield on earning assets was also affected by the yield on mortgage warehouse loans which increased 104 basis points for the second quarter of 2005 and 90 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004.

Other factors affecting the growth in average earning assets were increases in averages for securities, loans held for sale and other interest-earning assets. Average securities increased 12.1%, or $407.6 million, for the second quarter of 2005 and 16.8%, or $548.3 million, for the six months ended June 30, 2005, as compared to the same periods in 2004. Average loans held for sale increased 56.3%, or $242.7 million, for the six months ended June 30, 2005, as compared to the same period in 2004. Average other interest-earning assets increased 335.7%, or $342.7 million, for the second quarter of 2005 and 494.2%, or $322.8 million, for the six months ended June 30, 2005, as compared to same periods in 2004.

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $2.9 billion in the second quarter of 2005, or 27.2%, over the second quarter of 2004. Average deposits for the six months ended June 30, 2005 increased $2.7 billion, or 25.9%, compared to the same period in 2004. The strong growth in deposits lessened the Company’s dependence on wholesale funding. During the second quarter of 2005, average deposits comprised 72% of average funding compared to 66% for the second quarter of 2004. For the six months ended June 30, 2005, average deposits comprised 70% of average funding compared to 66% for the same period in the prior year. Average short-term borrowings decreased 3.8%, or $116.6, million for the second quarter of 2005 and increased 9.0% or $255 million, for the six months ended June 30, 2005, as compared to the same periods in 2004. Average long-term debt decreased 0.2%, or $4.4 million, for the second quarter of 2005 and increased 1.9%, or $42.9 million, for the six months ended June 30, 2005, as compared to the same periods in 2004.

In conjunction with the rise in rates on earning assets, the cost of funding also increased during the period. The Company’s cost of deposits, including non-interest bearing deposits, increased only 45 basis points for the second quarter 2005 and 31 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004, while the cost of short-term borrowings increased 170 basis points for the second quarter 2005 and 151 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004. The cost of long-term debt also increased 80 basis points for the second quarter of 2005 and 47 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004. The cost of average interest bearing deposits was 110 basis points less than the rate on average wholesale borrowings in the second quarter of 2005, as compared to 39 basis points less in the second quarter of 2004. The cost of average interest bearing deposits for the six months ended June 30, 2005 was 109 basis points less than the rate on average wholesale borrowings, as compared to 51 basis points less for the six months ended June 30, 2004. As a result of the improved funding mix, the Company’s cost of funding increased only 83 basis points for the second quarter of 2005 and 63 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004.

The Company’s net interest margin increased for the 7th consecutive quarter to 3.78% and was 18 basis points over the second quarter of 2004. Net interest margin for the six months ended June 30, 2005 was 3.75% and 16 basis points over the same period of the prior year.

Securities comprised only 16% of earning assets, and approximately 77% of loans were adjustable or variable rate at June 30, 2005. Colonial’s interest rate risk profile was slightly asset sensitive at quarter end.

Loan Loss Provision

The provision for loan losses for the three months ended June 30, 2005 was $9.0 million compared to $6.5 million for the same period in 2004. Year to date loan loss provision for 2005 was $14.9 million compared to $14.5 million in 2004. Net charge-offs were $5.3 million and $12.3 million, or 0.15% annualized and 0.18% annualized as a percent of average net loans, for the three and six months ended June 30, 2005, respectively, and $6.9 million and $12.9 million, or 0.23% annualized and 0.22% annualized, for the same periods in 2004. The Company’s allowance for loan losses was $166.1 million at June 30, 2005, which represented 1.14% of period end loans compared to 1.16% at December 31, 2004.

Noninterest Income

Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage warehouse fees, mortgage origination income, securities losses/gains and the gain from the sale of branches. Noninterest income, excluding securities losses/gains and the gain on sale of branches, increased $10.0 million, or 29.7%, for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005 noninterest income, excluding securities losses/gains and gain on sale of branches, increased $15.5 million, or 24.3%, over the same period in 2004.

Service charges on deposit accounts decreased $202,000, or 1.3% for the three months ended June 30, 2005 compared to the same period in 2004 and $755,000, or 2.6%, for the six months ended June 30, 2005 compared to the same period in 2004. These decreases are primarily the result of a higher percentage of commercial deposit fees paid by balance in the three and six months ended June 30, 2005, compared to the same periods in 2004.

Financial planning services revenue decreased $854,000, or 21.4% for the three months ended June 30, 2005 from the same period in 2004 and decreased $86,000, or 1.2%, for the six months ended June 30, 2005 from the same period in 2004. These decreases primarily relate to a reduction in sales of annuity products.

Electronic banking services enable our customers to bank when and where they want. Electronic banking includes an ATM network, business and personal check cards and internet banking with bill pay service. Noninterest income from electronic banking services increased $747,000, or 23.5%, for the three months ended June 30, 2005, compared to the same period in 2004 and $1.4 million, or 23.9%, for the six months ended June 30, 2005 compared to the same period in 2004. This increase is primarily the result of deposit growth, increased check card and internet banking usage and additional penetration of the customer base.

As discussed in greater detail in Note M, mortgage warehouse earns noninterest income on services performed in connection with the loans and loans held for sale that were sold to third party commercial paper conduits. This additional income accounted for $3.5 million of the increase in mortgage warehouse fees for the second quarter of 2005, and $3.9 million of the increase for the six months ended June 30, 2005, as compared to the same periods in 2004.

Income from bank owned life insurance and other income increased $1.2 million and $5.0 million, respectively, for the three months ended June 30, 2005 and $2.4 million and $7.9 million, respectively, for the six months ended June 30, 2005 as compared to the same periods in 2004. The increase in bank owned life insurance corresponds with an additional $100 million policy purchased in October of 2004. The increase in other income was primarily from nonrecurring gains on the sale of certain other assets of $2.8 million for the second quarter of 2005 and $3.3 million for the six months ended June 30, 2005. Additional increases in other income were attributable to customer and official check fees, option income and income from the Goldleaf Technologies subsidiary.

Noninterest income was also impacted by the Company’s sale of branches and securities during the period. BancGroup sold seven branches on June 24, 2005, four in Alabama and three in Tennessee. Approximately $18 million in loans and $139 million in deposits were included in the sale. Colonial recognized a $9.6 million gain on the sale of branches. Net losses on the sale of securities for the three months ended June 30, 2005 were $3.5 million compared to $392,000 for the same period in 2004. Net losses on the sale of securities for the six months ended June 30, 2005 were $4.6 million compared to a net gain of $7.1 million for the same period in 2004. The weighted average rate on securities sold in the second quarter of 2005, and the six months ended June 30, 2005, was 4.69% and 4.68%, respectively.

Noninterest Expenses

Noninterest expense, excluding net losses on the early extinguishment of debt, increased $21.5 million, or 20.5%, for the three months ended June 30, 2005 as compared to the same period in 2004. For the first six months of 2005, noninterest expense, excluding net losses on the early extinguishment of debt, increased $38.4 million, or 19.0% as compared to the six months ended June 30, 2004. Annualized noninterest expense excluding losses on early extinguishment of debt to average assets was 2.45% and 2.40% for the three and six months ended June 30, 2005, respectively, as compared to 2.43% and 2.42% for the same periods in 2004.

Since June 30, 2004, BancGroup has opened 8 new branches and has added 30 branches, net, through acquisitions. In May 2004, the Company added another 16 branches with the P.C.B. Bancorp, Inc. (PCB) acquisition. The impact of these new branches and acquisition related expenses increased total noninterest expense by $9.0 million, or 8.61% for the second quarter of 2005, and $17.5 million, or 8.42%, for the six months ended June 30, 2005, as compared to the same periods in 2004.

Salaries and benefits increased $10.6 million, or 19.6%, and $20.9 million, or 19.9%, for the three and six months ended June 30, 2005 as compared to the same periods in 2004, respectively. The increases resulted from new branch openings, acquisitions, normal salary increases, increases in health benefit costs and increases in incentive plan compensation.

Occupancy expense increased $2.6 million, or 21.3%, and $4.5 million, or 18.6%, for the three and six months ended June 30, 2005 as compared to the same periods in 2004, respectively. The increases are primarily the result of new branch openings and acquisitions as previously discussed, as well as additional occupancy and equipment expenses from expansion of operational support functions and continued technology enhancements.

The increase in amortization of intangible assets was due to the acquisition of PCB in May 2004, Union in February 2005 and FFLC in May 2005. In addition, merger related expenses increased $881,000 for the three months ended June 30, 2005 and $1.9 million for the six months ended June 30, 2005 as compared to the same periods in 2004.

The increases in other expense of $4.3 million and $6.3 million for the three and six months ended June 30, 2005, respectively, over the same period in 2004 was primarily the result of new branches, acquisitions, expenses of various equity investments and net increases in normal operating expenses.

The Company recorded net losses on the early extinguishment of debt of $5.6 million and $7.9 million for the three and six months ended June 30, 2005, respectively. The second quarter losses resulted from the early payoffs of $605 million in long-term borrowings, as well as the unwinding of related interest rate swaps. The first quarter losses resulted from the early payoffs of $200 million in long-term borrowings. The debt paid off in the second quarter had a weighted average cost of 3.92% while the debt paid off in the first quarter had a weighted average cost of 4.98%. The Company recorded net losses on the early extinguishment of debt of $6.2 million in the first quarter of 2004. The 2004 loss resulted from the early payoffs of $462 million in long-term borrowings with a weighted average cost of 4.37%.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.5% and 34.0% estimated annual effective tax rate for the years 2005 and 2004, respectively. The provisions for income taxes for the three months ended June 30, 2005 and 2004 were $29.0 million and $22.3 million respectively. The year to date provisions for income taxes ended June 30, 2005 and 2004 were $55.2 million and $42.5 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note B—Contingencies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—N/A

Item 3. Defaults Upon Senior Securities—N/A

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2005, the annual meeting of the shareholders of Colonial BancGroup was held. The following numbered matters were considered by the shareholders and the following tables list the results of the shareholders’ votes. With respect to the election of directors, the table indicates the votes cast for or withheld for each director, and the percentage of the votes cast for each director out of the total number of votes cast. With respect to the other matters, each table indicates the votes abstaining or cast for or against a particular matter, and the percentage of votes cast for the matter out of the total outstanding or the total number of votes cast, as appropriate.

1. To elect the nominees named in the Proxy Statement as directors to serve terms of three years as set out therein.

The following directors were elected for a term expiring in 2008:

	For	Withheld	Percent for
Augustus K. Clements, III	114,158,535	1,328,106	98.8
Patrick F. Dye	113,085,066	2,401,575	97.9
Milton E. McGregor	113,440,579	2,045,943	98.2
William E. Powell, III	112,997,394	2,489,247	97.8
Simuel Sippial	112,905,981	2,580,660	97.8

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2007: Robert S. Craft, Hubert L. Harris, Jr., Clinton O. Holdbrooks, Harold D. King, Robert E. Lowder, John C. H. Miller, Jr., James W. Rane.

Directors whose terms expire in 2006: Lewis E. Beville, Jerry J. Chesser, John Ed Mathison, Joe D. Mussafer, Frances E. Roper and Edward V. Welch.

2. To ratify and approve an amendment to BancGroup’s Restated Certificate of Incorporation which would increase the number of authorized shares of BancGroup’s common stock, par value $2.50, from 200,000,000 to 400,000,000.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Outstanding
104,349,731	10,570,419	566,491	76.1

3. To ratify and approve an amendment to BancGroup’s Restated Certificate of Incorporation which would authorize the issuance of 50,000,000 shares of preferred stock. The new class of preferred stock would be used as a financing vehicle and would not be issued for the principal purpose of acting as an antitakeover device.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Outstanding
79,731,990	11,189,056	746,550	58.1

4. To ratify and approve the Amended and Restated Management Incentive Plan.

FOR	AGAINST	ABSTAIN	Percent FOR
108,038,824	6,132,126	1,315,691	93.6

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

THE COLONIAL BANCGROUP, INC.

Date: August 4, 2005	By:	/s/ SHEILA MOODY
Sheila Moody Its Chief Accounting Officer