Form 10-Q
period 2005-09-30
COLONIAL BANCGROUP INC
filed 2005-11-04
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $2.50 Par Value	154,199,064

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Condition—September 30, 2005 and December 31, 2004	1
	Condensed Consolidated Statements of Income—Nine months ended September 30, 2005 and September 30, 2004, and three months ended September 30, 2005 and September 30, 2004	2
	Condensed Consolidated Statements of Comprehensive Income—Nine months ended September 30, 2005 and September 30, 2004, and three months ended September 30, 2005 and September 30, 2004	3
	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Nine months ended September 30, 2005	4
	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2005 and September 30, 2004	5
	Notes to the Unaudited Condensed Consolidated Financial Statements—September 30, 2005	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURE		37

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference include “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions, as they relate to BancGroup (including its subsidiaries or its management), are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2005 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

Many of these factors are beyond BancGroup’s control. The reader is cautioned not to place undue reliance on any forward looking statements made by or on behalf of BancGroup. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. BancGroup does not undertake any obligation to update or revise any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$427,263	$334,470
Interest bearing deposits in banks	18,266	23,407
Federal funds sold	90,000	25,000
Securities purchased under agreements to resell	607,408	221,491
Securities available for sale	2,966,915	3,647,402
Investment securities (market value: 2005, $3,283; 2004, $6,503)	3,083	6,152
Loans held for sale	799,970	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	526,967	1,114,923
All other loans	14,196,682	11,742,888
Less:
Allowance for loan losses	(168,324)	(148,802)

Loans, net	14,555,325	12,709,009
Premises and equipment, net	304,894	270,236
Goodwill	660,758	352,536
Other intangibles, net	62,667	41,604
Other real estate owned	5,747	9,865
Bank-owned life insurance	342,380	315,739
Accrued interest and other assets	270,251	261,743

Total	$21,114,927	$18,897,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,166,273	$2,468,529
Interest bearing transaction accounts	5,782,269	5,077,509

Total transaction accounts	8,948,542	7,546,038
Time	6,317,252	4,315,645

Total deposits	15,265,794	11,861,683
Short-term borrowings	1,659,174	3,258,935
Subordinated debt	266,091	273,598
Junior subordinated debt	314,322	313,213
Other long-term debt	1,612,904	1,684,947
Accrued expenses and other liabilities	94,218	111,159

Total liabilities	19,212,503	17,503,535

Contingencies and commitments (Notes B and H)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at September 30, 2005; none authorized at December 31, 2004	—	—

Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at September 30, 2005 and December 31, 2004, respectively	—	—

Common stock, $2.50 par value; 400,000,000 and 200,000,000 shares authorized, 155,550,888 and 133,823,776 shares issued and 154,190,961 and 133,823,776 outstanding at September 30, 2005 and December 31, 2004, respectively	388,877	334,559

Additional paid in capital	758,909	343,694

Retained earnings	830,092	725,039

Treasury stock, at cost (1,359,927 shares at September 30, 2005 and none at December 31, 2004)	(31,510)	—

Unearned compensation	(7,211)	(449)

Accumulated other comprehensive loss, net of taxes	(36,733)	(9,228)

Total shareholders’ equity	1,902,424	1,393,615

Total	$21,114,927	$18,897,150

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$701,947	$500,068	$263,343	$175,699
Interest and dividends on securities	120,770	112,506	34,340	39,406
Interest on federal funds sold and other short-term investments	18,397	1,297	10,455	806

Total interest income	841,114	613,871	308,138	215,911

Interest Expense:
Interest on deposits	180,542	103,680	76,283	36,753
Interest on short-term borrowings	60,803	23,915	22,359	9,780
Interest on long-term debt	67,689	59,699	21,481	19,543

Total interest expense	309,034	187,294	120,123	66,076

Net Interest Income	532,080	426,577	188,015	149,835
Provision for loan losses	20,946	21,606	6,007	7,153

Net Interest Income After Provision for Loan Losses	511,134	404,971	182,008	142,682
Noninterest Income:
Service charges on deposit accounts	43,784	44,247	15,325	15,033
Financial planning services	10,621	10,137	3,600	3,030
Electronic banking	11,316	9,149	3,890	3,157
Mortgage banking	9,417	6,525	4,456	2,162
Mortgage warehouse fees	9,225	914	4,523	289
Securities (losses) gains, net	(4,642)	7,417	—	367
Gain on sale of branches	9,608	—	—	—
Bank-owned life insurance	10,481	6,842	3,621	2,335
Other income	28,434	18,776	8,469	6,687

Total noninterest income	128,244	104,007	43,884	33,060

Noninterest Expense:
Salaries and employee benefits	196,097	160,492	70,204	55,509
Occupancy expense of bank premises, net	44,623	37,633	15,775	13,304
Furniture and equipment expenses	31,893	28,600	11,456	9,858
Professional services	15,176	12,920	5,487	4,296
Amortization of intangible assets	8,461	4,438	2,970	1,925
Advertising	8,513	6,495	3,591	2,019
Merger related expenses	3,822	1,934	613	662
Net losses related to the early extinguishment of debt	9,550	6,183	1,673	—
Other expenses	63,976	56,160	21,980	18,968

Total noninterest expense	382,111	314,855	133,749	106,541
Income before income taxes	257,267	194,123	92,143	69,201
Applicable income taxes	86,027	66,002	30,868	23,528

Net Income	$171,240	$128,121	$61,275	$45,673

Earnings per share:
Basic	$1.16	$0.98	$0.40	$0.34
Diluted	$1.15	$0.98	$0.39	$0.34
Average number of shares outstanding:
Basic	147,450	130,267	153,721	133,568
Diluted	149,171	131,405	155,510	134,730
Dividends declared per share	$0.4575	$0.4350	$0.1525	$0.1450

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$171,240	$128,121	$61,275	$45,673
Other comprehensive income, net of taxes:
Unrealized (losses)/gains on securities available for sale arising during the period, net of income taxes of $12,587 and $10,205 in 2005 and $(7,791) and $(33,488) in 2004, respectively	(23,375)	14,739	(19,004)	62,184
Less: reclassification adjustment for net losses/(gains) on securities available for sale included in net income, net of income taxes of $(1,625) and $0 in 2005 and $2,522 and $125 in 2004, respectively	3,017	(4,895)	—	(242)
Unrealized losses on cash flow hedging instruments, net of income taxes of $3,867 and $3,727 in 2005 and $0 in 2004, respectively	(7,147)	—	(6,888)	—

Comprehensive income	$143,735	$137,965	$35,383	$107,615

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated Other Comprehensive Loss
				Additional Paid In Capital				Total Shareholders’ Equity
	Common Stock		Treasury Stock		Retained Earnings	Unearned Compensation
	Shares	Amount
			(In thousands, except share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$—	$343,694	$725,039	$(449)	$(9,228)	$1,393,615
Shares issued under:
Directors plan	47,001	118		696				814
Stock option plans	558,736	1,397		4,722				6,119
Stock bonus plan, net of cancellations	374,480	936		6,856		(7,792)		—
Employee Stock Purchase Plan	24,429	61		472				533
Tax benefit from exercise of nonqualified stock-based awards				596				596
Settlement of forward equity sales agreement	8,400,000	21,000		158,575				179,575
Issuance of shares for business combinations	12,322,466	30,806		243,298				274,104
Purchase of common stock	(1,359,927)		(31,510)					(31,510)
Amortization of unearned compensation						1,030		1,030
Net income					171,240			171,240
Cash dividends ($0.4575 per share)					(66,187)			(66,187)
Change in unrealized loss on securities available for sale, net of taxes							(20,358)	(20,358)
Change in unrealized loss on derivative instruments, net of taxes							(7,147)	(7,147)

Balance, September 30, 2005	154,190,961	$388,877	$(31,510)	$758,909	$830,092	$(7,211)	$(36,733)	$1,902,424

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Net cash flows from operating activities	$22,724	$32,985
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	319,820	311,859
Proceeds from sales of securities available for sale	1,362,696	1,143,993
Purchase of securities available for sale	(681,434)	(1,781,531)
Proceeds from maturities of investment securities	3,088	3,661
Net increase in loans	(1,045,529)	(485,711)
Proceeds from sales of interests in mortgage warehouse loans	760,620	—
Acquisitions, net of cash acquired	(114,873)	31,312
Net cash paid from the sale of branches	(110,202)	—
Capital expenditures	(29,027)	(34,191)
Proceeds from sales of other real estate owned	9,425	19,595
Proceeds from sales of premises and equipment	2,391	1,808
Proceeds from sale of other assets	5,409	3,110
Net cash paid for equity investments	(9,813)	—

Net cash flows from investing activities	472,571	(786,095)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	2,074,866	914,359
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(1,749,062)	350,754
Proceeds from issuance of long-term debt	751,502	500,000
Repayment of long-term debt	(1,122,562)	(696,909)
Purchase of common stock	(31,510)	—
Proceeds from issuance of common stock	6,652	4,980
Proceeds from settlement of forward equity sales agreement	179,575	—
Dividends paid ($0.4575 and $0.4350 per share for 2005 and 2004, respectively)	(66,187)	(56,232)

Net cash flows from financing activities	43,274	1,016,952

Net increase in cash and cash equivalents	538,569	263,842
Cash and cash equivalents at beginning of year	604,368	345,717

Cash and cash equivalents at September 30	$1,142,937	$609,559

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$301,047	$191,641
Income taxes	74,000	58,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$7,256	$11,532
Assets (non-cash) acquired in business combinations	2,335,163	724,216
Liabilities assumed in business combinations	1,946,153	647,983

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

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of September 30, 2005 and December 31, 2004 and the results of operations and cash flows for the interim periods ended September 30, 2005 and 2004. All 2005 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications were made to prior periods in order to conform with the current period presentation.

Sales and Servicing of Financial Assets

The Company has a facility through which it sells certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sells interests in those assets to third-party commercial paper conduits. These transactions provide a source of liquidity for the Company and allow the Company to utilize its balance sheet capacity and capital for higher-yielding assets while continuing to manage its customer relationships.

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

Note B: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions and assertions from normal business activities. Management does not anticipate that the ultimate liability arising from such matters outstanding at September 30, 2005 will have a materially adverse effect on BancGroup’s financial condition.

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

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain debt and equity securities within the scope of SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1 until such time as additional implementation guidance could be provided. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to draft and submit for vote FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which will replace the measurement and recognition guidance set forth in Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will also codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP is expected to be issued in the fourth quarter and will likely be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The disclosure guidance of Issue 03-1 remains effective. See Note L for BancGroup’s disclosures under Issue 03-1. The changes required by FSP FAS 115-1 are not expected to have a material impact on the Company’s financial statements.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it should have no material impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would likely have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included in Note J.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the Company’s financial statements.

Note D: Business Combinations

During the nine months ended September 30, 2005, BancGroup made the following acquisitions to enhance its geographic position and expand its banking operations within Florida.

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

Total consideration for the transaction was $233.4 million, consisting of 2,903,402 shares of BancGroup common stock valued at $58.7 million and $174.7 million in cash. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $239.9 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after February 3, 2005, the measurement date for this transaction.

FFLC Bancorp, Inc. Acquisition

BancGroup completed the acquisition of FFLC Bancorp, Inc. (FFLC) and its subsidiary, First Federal Savings Bank of Lake County, on May 18, 2005. FFLC’s results of operations were included in BancGroup’s consolidated financial results beginning May 19, 2005.

Total consideration for the transaction was $247.3 million, consisting of 9,419,064 shares of BancGroup common stock valued at $212.7 million, $31.9 million in cash, and stock options valued at $2.7 million. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $249.9 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after May 16, 2005, the measurement date for this transaction. The fair value of the stock options was determined using the Black-Scholes option pricing model.

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the nine and three months ended September 30, 2005 and 2004, as if the Union and FFLC acquisitions had occurred at January 1, 2004. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at January 1, 2004:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net Interest Income	$550,816	$474,257	$188,015	$166,524
Net Income	177,141	146,216	61,275	51,447
Basic EPS	1.16	1.02	0.40	0.35
Diluted EPS	1.14	1.01	0.39	0.35

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Nine Months Ended September 30,			Three Months Ended September 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2005
Basic EPS	$171,240	147,450	$1.16	$61,275	153,721	$0.40
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,721			1,789

Diluted EPS	$171,240	149,171	$1.15	$61,275	155,510	$0.39

2004
Basic EPS	$128,121	130,267	$0.98	$45,673	133,568	$0.34
Effect of dilutive instruments:
Options	—	1,138		—	1,162

Diluted EPS	$128,121	131,405	$0.98	$45,673	134,730	$0.34

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 63,875 for both the three months and nine months ended September 30, 2005 and 10,000 and 58,000 for the three and nine months ended September 30, 2004, respectively.

Note F: Segment Information

The Company has six operating segments. Each regional bank segment consists of commercial lending and full service branches in its geographic region. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides loans, collateralized by residential mortgage loans, to mortgage origination companies and services loans sold to third-parties. Corporate/Treasury/Other includes balance sheet management activities that include the investment securities portfolio, wholesale funding and derivative hedging strategies, the parent company’s activities, intercompany eliminations, certain support activities not currently allocated to the aforementioned segments, income from bank owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with offsets in Corporate/Treasury/Other. The provision for loan losses included in each segment is based on management’s allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management accounting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Results for prior periods have been restated for comparability.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands)
Nine Months Ended September 30, 2005
Net interest income before intersegment income / expense	$241,972	$77,964	$91,305	$50,023	$36,182	$47,262	$(12,628)	$532,080
Intersegment interest income /expense	(5,008)	(31,231)	22,872	(12,128)	(3,934)	(13,235)	42,664	—

Net interest income	236,964	46,733	114,177	37,895	32,248	34,027	30,036	532,080
Provision for loan losses	7,699	436	3,201	450	1,282	1,741	6,137	20,946
Noninterest income	38,415	10,633	43,205	6,443	4,392	3,946	21,210	128,244
Noninterest expense	155,777	5,107	80,604	21,046	17,930	21,062	80,585	382,111

Income/(loss) before income taxes	$111,903	$51,823	$73,577	$22,842	$17,428	$15,170	$(35,476)	257,267

Income taxes								86,027

Net Income								$171,240

Balances at September 30, 2005:
Total Assets	$9,487,158	$2,189,969	$3,919,235	$1,310,060	$877,071	$1,183,415	$2,148,019	$21,114,927
Total Deposits	$8,034,988	$628,168	$3,797,728	$803,144	$637,071	$532,875	$831,820	$15,265,794

Nine Months Ended September 30, 2004
Net interest income before intersegment income / expense	$165,533	$46,784	$87,777	$39,319	$30,182	$33,097	$23,885	$426,577
Intersegment interest income / expense	11,341	(8,640)	28,146	(1,726)	(2,284)	(4,911)	(21,926)	—

Net interest income	176,874	38,144	115,923	37,593	27,898	28,186	1,959	426,577
Provision for loan losses	9,008	171	5,616	815	1,128	1,360	3,508	21,606
Noninterest income	29,534	2,182	35,984	6,070	3,993	3,977	22,267	104,007
Noninterest expense	112,131	4,171	85,656	20,503	16,751	19,293	56,350	314,855

Income/(loss) before income taxes	$85,269	$35,984	$60,635	$22,345	$14,012	$11,510	$(35,632)	194,123

Income taxes								66,002

Net Income								$128,121

Balances at September 30, 2004:
Total Assets	$6,513,690	$1,716,137	$3,856,464	$1,298,789	$736,196	$973,025	$3,096,998	$18,191,299
Total Deposits	$5,410,008	$316,978	$3,655,801	$768,477	$479,258	$488,851	$260,299	$11,379,672

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Three Months Ended September 30, 2005
Net interest income before intersegment income / expense	$86,678	$33,987	$31,694	$17,392	$13,022	$17,458	$(12,216)	$188,015
Intersegment interest income / expense	(3,952)	(16,498)	6,044	(4,849)	(1,380)	(5,407)	26,042	—

Net interest income	82,726	17,489	37,738	12,543	11,642	12,051	13,826	188,015
Provision for loan losses	1,802	22	532	150	430	588	2,483	6,007
Noninterest income	14,382	5,034	11,347	2,306	1,619	1,541	7,655	43,884
Noninterest expense	57,168	1,811	26,968	7,200	6,219	7,558	26,825	133,749

Income/(loss) before income taxes	$38,138	$20,690	$21,585	$7,499	$6,612	$5,446	$(7,827)	92,143

Income taxes								30,868

Net Income								$61,275

Balances at September 30, 2005:
Total Assets	$9,487,158	$2,189,969	$3,919,235	$1,310,060	$877,071	$1,183,415	$2,148,019	$21,114,927
Total Deposits	$8,034,988	$628,168	$3,797,728	$803,144	$637,071	$532,875	$831,820	$15,265,794

Three Months Ended September 30, 2004
Net interest income before intersegment income / expense	$60,202	$15,997	$29,616	$13,446	$10,292	$11,673	$8,609	$149,835
Intersegment income / expense	3,980	(3,577)	9,092	(737)	(611)	(1,940)	(6,207)	—

Net interest income	64,182	12,420	38,708	12,709	9,681	9,733	2,402	149,835
Provision for loan losses	2,469	25	1,414	140	376	420	2,309	7,153
Noninterest income	10,081	690	11,768	1,817	1,414	1,067	6,223	33,060
Noninterest expense	40,256	1,324	28,259	6,917	5,657	6,316	17,812	106,541

Income/(loss) before income taxes	$31,538	$11,761	$20,803	$7,469	$5,062	$4,064	$(11,496)	69,201

Income taxes								23,528

Net Income								$45,673

Balances at September 30, 2004:
Total Assets	$6,513,690	$1,716,137	$3,856,464	$1,298,789	$736,196	$973,025	$3,096,998	$18,191,299
Total Deposits	$5,410,008	$316,978	$3,655,801	$768,477	$479,258	$488,851	$260,299	$11,379,672

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note G: Long-Term Borrowings

In the third quarter of 2005, Colonial prepaid $32 million in long-term borrowings bearing interest at a weighted average rate of 5.44% and unwound the related interest rate swaps, with notional values totaling $30 million. These prepayments resulted in early extinguishment losses of $1.7 million. In the nine months ended September 30, 2005, Colonial prepaid $837 million in long-term borrowings bearing interest at a weighted average rate of 4.23% and unwound the related interest rate swaps, with notional values totaling $90 million. These prepayments resulted in early extinguishment losses of $9.6 million.

Note H: Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. The amount recorded for fees as of September 30, 2005 was not material to the Company’s consolidated balance sheet. At September 30, 2005, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year up to five years. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $261 million.

Note I: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

Fair Value Hedges

At September 30, 2005, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CD’s, long-term FHLB advances and a fixed rate loan, which effectively converted their fixed rates to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the nine months ended September 30, 2005 and 2004. The related balances of all interest rate swaps by category as of September 30, 2005 are shown below:

Derivative Type	Notional Amount	Fair Value	Asset or Liability Hedged
(In thousands)
Interest rate swaps	$270,000	$6,845	Fixed Rate Junior Subordinated Debt
Interest rate swaps	485,000	1,472	Fixed Rate Long-Term FHLB Advances
Interest rate swaps	250,000	8,366	Fixed Rate Subordinated Debt
Interest rate swaps	492,117	(4,031)	Fixed Rate Brokered CD’s
Interest rate swaps	5,169	104	Fixed Rate Commercial Loan

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

During the second quarter of 2005, Colonial entered into interest rate swap agreements to hedge the cash flows of variable rate loans, which effectively converted their floating rates to fixed. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The derivatives are recorded at fair value in other assets with an offsetting entry, net of taxes, recorded in other comprehensive income. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for either the three or nine month periods ended September 30, 2005. Amounts included in other comprehensive income are expected to be reclassified to interest income as net settlements occur throughout the duration of the hedges. At September 30, 2005, the cash flow hedges had a notional value of $750 million, fair value of ($11.0) million and average maturity of approximately 2.75 years.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate fixed rate loans. Most of the loans will be sold to third party correspondent banks upon closing. For those loans, BancGroup enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic hedge and effectively eliminate BancGroup’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $42.3 million at September 30, 2005. The net unrealized gains/losses of the origination and sales commitments were $45,000 at September 30, 2005.

BancGroup has executed individual forward sales commitments related to short-term participations in mortgage loans and retail mortgage loans, which are all classified as loans held for sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company designated these commitments as fair value hedges of the short-term participations. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional values of the forward sales commitments on short-term participations and retail mortgage loans at September 30, 2005 were $751.6 million and $50.4 million, respectively. The fair value of the forward sales commitments on the short-term participations was a gain of $3.3 million at September 30, 2005, which was offset by a loss of $3.3 million on the short-term participations. The fair value of the sales commitments on retail mortgage loans was a loss of $47,000 at September 30, 2005.

Options

BancGroup from time to time enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS No. 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of September 30, 2005 and 2004.

Note J: Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancGroup has elected to continue to measure compensation cost for its stock-based compensation plans under the provisions in Opinion No. 25 and has calculated the fair value of outstanding awards for purposes of pro forma disclosure utilizing the Black-Scholes method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

The majority of the Company’s stock-based awards granted vest ratably over a period of five years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

The Company’s actual and pro forma information follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$171,240	$128,121	$61,275	$45,673
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,234)	(1,095)	(390)	(316)

Pro forma net income	$170,006	$127,026	$60,885	$45,357

Basic earnings per share:
As reported	$1.16	$0.98	$0.40	$0.34
Pro forma	$1.15	$0.98	$0.40	$0.34
Diluted earnings per share
As reported	$1.15	$0.98	$0.39	$0.34
Pro forma	$1.14	$0.97	$0.39	$0.34

Note K: Pension Plan

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is September 30. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2005. However, BancGroup assesses the funded status of the plan quarterly and may, at its discretion, make contributions even when not required. Currently, BancGroup does not expect to make a material contribution during 2005.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee pension benefit plan status at September 30:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$5,247	$4,230	$1,791	$1,295
Interest cost	3,304	2,822	1,130	867
Expected return on plan assets	(3,680)	(3,031)	(1,230)	(1,010)
Amortization of transition asset	—	(3)	—	(1)
Amortization of prior service cost	7	6	2	2
Amortization of actuarial loss	810	586	262	183

Net periodic benefit cost	$5,688	$4,610	$1,955	$1,336

Note L: Securities

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005.

	Less than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$17,700	$(354)	$168,518	$(6,578)	$186,218	$(6,932)
Obligations of state and political subdivisions	3,065	(18)	—	—	3,065	(18)
Federal Agency mortgage-backed securities	73,058	(868)	182,090	(7,954)	255,148	(8,822)
Federal Agency collateralized mortgage obligations	590,472	(7,261)	85,836	(2,602)	676,308	(9,863)
Private collateralized mortgage obligations	1,205,043	(16,119)	284,534	(7,702)	1,489,577	(23,821)

Total temporarily impaired securities	$1,889,338	$(24,620)	$720,978	$(24,836)	$2,610,316	$(49,456)

The securities above consist of Treasury notes and government agency debentures, municipal obligations, mortgage-backed securities, agency collateralized mortgage obligations (CMO’s) and mortgage backed securities and AAA-rated private CMO’s. As of September 30, 2005, there were 166 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

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

Total cash proceeds from the sales of interests in these assets to the conduits during the third quarter of 2005 were $500 million, attributable to $187 million of mortgage warehouse loans and $313 million of loans held for sale. Total cash proceeds from sales during the nine months ended September 30, 2005 were $1.5 billion, attributable to $761 million of mortgage warehouse loans and $739 million of loans held for sale. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the third quarter of 2005, the Company recognized approximately $3.9 million of noninterest income related to these transactions, of which $2.6 million was servicing income, and received $3.9 million in cash. For the nine months ended September 30, 2005, the Company recognized approximately $7.8 million of noninterest income related to these transactions, of which $4.9 million was servicing income, and received $6.4 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of September 30, 2005		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses	Average Balance	Net Credit Losses
	(In thousands)
Loans
Assets managed	$15,484,269	$86,072	$15,224,212	$3,733	$14,294,180	$16,046
less: interests sold	760,620	—	553,173	—	346,497	—

Assets held in portfolio	$14,723,649	$86,072	$14,671,039	$3,733	$13,947,683	$16,046

Loans held for sale
Assets managed	$1,539,350	$—	$1,469,419	$—	$1,083,175	$—
less: interests sold	739,380	—	457,697	—	295,446	—

Assets held in portfolio	$799,970	$—	$1,011,722	$—	$787,729	$—

Note N: Variable Interest Entities

As discussed in Note M, the Company sells certain financial assets to a wholly-owned SPE which then sells interests in those assets to third-party commercial paper conduits. While the Company has a variable interest in these conduits, it is not considered to be the primary beneficiary, as the Company does not retain the majority of the expected losses or returns. The Company’s maximum exposure to credit loss at September 30, 2005 as a result of its involvement with these non-consolidated conduits is $68 million, which is the amount that would be paid by the Company in the event of credit-related defaults.

During the third quarter of 2005, the Company entered into two joint ventures which invest in real estate developments located in the Atlanta metropolitan area of Georgia. Both entities are considered variable interest

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities under the guidance of FIN 46, Consolidation of Variable Interest Entities, however based on the nature of the Company’s involvement neither entity is required to be consolidated. As of September 30, 2005 the entities had total assets of approximately $22 million, and the Company’s maximum exposure to loss was approximately $9 million.

There has been no material change in the Company’s other variable interest entities. Refer to the Company’s 2004 Annual Report on Form 10-K for additional information.

Note O: Capital Stock

On June 24, 2005, the Company entered into an accelerated share repurchase agreement to buy shares of the Company’s common stock at an initial cost of approximately $30 million. The treasury stock purchased on July 7, 2005 was approximately 1.4 million shares, at a price of $22.09 per share. The agreement was subject to a future contingent purchase price adjustment based on the volume weighted average price of the Company’s stock over the averaging period, which began on July 1, 2005 and ended on September 26, 2005. Pursuant to EITF 99-7, Accounting for an Accelerated Share Repurchase Program, the transaction was accounted for as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s common stock. The forward contract was accounted for as an equity instrument in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Subsequent to completion of the averaging period, a settlement amount was calculated based upon the difference between the volume weighted average price of the Company’s shares during the averaging period and the initial purchase price. As the volume weighted average price during the averaging period exceeded the initial purchase price, the Company was required to pay a purchase price adjustment and had the option to settle in cash or in shares of its common stock. The Company paid the final settlement of approximately $1.5 million on September 30, 2005, which was recorded as an additional cost to purchase treasury stock and effectively increased the price paid per share to $23.17.

On April 20, 2005, the Company’s shareholders approved an amendment to BancGroup’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000. The increase in the number of authorized shares makes common shares available for possible future financing, acquisition transactions, stock dividends or splits, employee benefits plans or other uses. The shareholders also approved an amendment to authorize the issuance of 50,000,000 preferred shares with a par value of $2.50. The amendment permits the Board of Directors to issue preferred stock in one or more series and to fix the terms, rates, limitations, relative rights and preferences of each series. These preferred shares are available for possible future financing, acquisition transactions, capital management and other general purposes. The Company may find that it can raise needed cash with less dilution to the common shareholders by issuing preferred stock. These amendments became effective on August 17, 2005 and did not change the 1,000,000 preference shares with a par value of $2.50 that had already been authorized. The potential rights and privileges of the preference shareholders, including voting rights, may be determined by the Board of Directors at its discretion.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2004 Annual Report on Form 10-K. There were no significant changes in these accounting policies during the first nine months of 2005.

Overview

The Colonial BancGroup, Inc. is a $21 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet, as well as other distribution channels to consumers and businesses. At September 30, 2005, BancGroup’s branch network consisted of 310 offices in Florida, Alabama, Georgia, Nevada, and Texas.

The following is a summary of approximate assets, deposits and branches by state as of September 30, 2005.

	% of total Assets	% of total Deposits	Branches
Florida	55%	57%	158
Alabama	19%	25%	106
Georgia	6%	5%	21
Texas	6%	4%	12
Nevada	4%	4%	13
Corporate/Treasury/Other	10%	5%	0

Total	100%	100%	310

BancGroup had record earnings for the quarter ended September 30, 2005 of $0.39 per diluted share, a 15% increase over the $0.34 recorded for the same quarter of the previous year. BancGroup also had record net income for the quarter of $61.3 million, a 34% increase over the $45.7 million earned in the third quarter of 2004. For the first nine months of 2005, the Company reported $1.15 in net income per diluted share, a 17% increase over the $0.98 reported in the same period in 2004. Net income for the first nine months of 2005 was $171.2 million, a 34% increase over the $128.1 million reported for the same period in 2004.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2004 to September 30, 2005 are as follows:

	December 31, 2004 to September 30, 2005 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$(683,556)	(18.7)%
Loans held for sale	121,474	17.9%
Total loans, net:
Mortgage warehouse loans	(587,956)	(52.7)%
All other loans, net of unearned income	2,453,794	20.9%

Total loans, net of unearned income	1,865,838	14.5%
Total assets	2,217,777	11.7%
Non-time deposits	1,402,504	18.6%
Total deposits	3,404,111	28.7%
Short-term borrowings	(1,599,761)	(49.1)%
Long-term debt	(78,441)	(3.5)%
Shareholders’ equity	508,809	36.5%

Securities

Securities available for sale and investment securities totaled approximately $3.0 billion or 14.1% of total assets at September 30, 2005 compared to $3.7 billion or 19.3% of total assets at December 31, 2004. At September 30, 2005, the Company’s securities had an effective duration of 3.5 years. For the nine months ended September 30, 2004, securities of $785.6 million were sold at a net realized loss of $4.6 million. Unrealized net losses on securities available for sale changed from a pretax loss of $14.2 million at December 31, 2004 to a pretax loss of $45.5 million at September 30, 2005 due to increases in market rates.

Loans and Loans Held for Sale

Total loans, excluding mortgage warehouse lending, increased by $2.5 billion from the end of 2004. Excluding the impact of acquisitions, the sale of branches and mortgage warehouse lending, total loans grew $884 million or 10% annualized from the end of 2004. This growth was spread geographically with 71% from Florida, 14% from Texas, 9% from Nevada and 6% from Alabama. Mortgage warehouse loans ended the third quarter of 2005 at $527 million compared to $1.1 billion at the end of 2004. This decrease was the result of the sale of loans to third-party commercial paper conduits of $761 million offset partially by internal growth of $173 million.

Loans held for sale consist of three components: mortgage warehouse, retail mortgages, and non-mortgage loans held for sale. Total loans held for sale increased $121 million from December 31, 2004, primarily due to internal growth of $831 million in the mortgage warehouse component offset by the sale of $739 million to third-party commercial paper conduits. In addition, the retail mortgage component grew $29 million for the same period. The purpose of the mortgage warehouse component of loans held for sale is to accommodate the funding needs of mortgage company customers, therefore these balances, as well as the retail mortgage balances, fluctuate as demand for residential mortgages change.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	September 30, 2005	December 31, 2004
	(In thousands)
Commercial, financial, and agricultural	$1,127,343	$1,007,686
Real estate-commercial	4,541,836	4,265,700
Real estate-construction	5,152,012	3,925,972
Residential-real estate	3,032,805	2,223,889
Consumer	234,137	187,315
Mortgage warehouse	526,967	1,114,923
Other	108,549	132,326

Total loans, net of unearned income	$14,723,649	$12,857,811

The current distribution of commercial real estate and construction loans remains diverse in location, size, and collateral type. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at September 30, 2005.

	Construction	% of Total	Commercial Real Estate	% of Total
	(In thousands)
Average Loan Size	$608		$612
Geographic Diversity
Florida	$2,904,328	56.4%	$2,560,539	56.4%
Alabama	540,911	10.5%	730,377	16.1%
Georgia	497,982	9.7%	441,030	9.7%
Nevada	430,092	8.3%	214,527	4.7%
Texas	590,768	11.5%	248,282	5.5%
Other	187,931	3.6%	347,081	7.6%

Total	$5,152,012	100.0%	$4,541,836	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
Property Distribution	Construction Portfolio	Total Portfolio		Commercial Real Estate	Total Portfolio
Residential Development and Lots	25.3%	8.9%	Retail	26.3%	8.1%
Land Only	23.3%	8.1%	Office	18.5%	5.7%
Residential Home Construction	17.6%	6.2%	Multi-Family	11.6%	3.6%
Condominium	9.4%	3.3%	Warehouse	11.3%	3.5%
Retail	7.0%	2.5%	Other	11.1%	3.4%
Commercial Development	6.5%	2.3%	Lodging	6.8%	2.1%
Other	5.6%	1.9%	Healthcare	6.5%	2.0%
Office	3.2%	1.1%	Church or School	4.2%	1.3%
Multi-Family	2.1%	0.7%	Recreation	2.1%	0.6%

			Industrial	1.6%	0.5%

Total Construction	100.0%	35.0%	Total Commercial Real Estate	100.0%	30.8%

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,214,963	$751,241
% of 75 largest loans to category total	23.6%	16.5%
Average Loan to Value Ratio (75 largest loans)	67.4%	68.2%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.46x

Commercial real estate and construction loans had combined growth, excluding acquisitions, of $655 million, or 8.0%, from December 31, 2004 to September 30, 2005. In the CRE portfolio, 24.9% of the amounts outstanding are associated with owner-occupied real estate. Geographically, the Florida locations continue to contribute most of the growth in these particular portfolios. The acquisition of Union in February 2005 contributed an additional $478 million to these portfolios and the acquisition of FFLC in May 2005 contributed an additional $369 million. Colonial continues to focus its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represent approximately 21% and 17% of total loans at September 30, 2005 and December 31, 2004, respectively. These loans are primarily adjustable rate first and second mortgages on single-family, owner-occupied properties.

BancGroup’s mortgage warehouse lending division provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. Mortgage warehouse loans outstanding at September 30, 2005 and December 31, 2004 were $527 million and $1.1 billion, respectively, with unfunded commitments of $505 million and $771 million at September 30, 2005 and December 31, 2004, respectively.

The Company has 40 credits with commitments (funded and unfunded) of $807 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount the Company has to any single borrower is $78 million (which is a mortgage warehouse lending credit), with the smallest amount being approximately $9,000. At September 30, 2005, $511 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	65% - mortgage warehouse lines to 15 large institutions,

•	33% - 24 commercial real estate credit facilities to companies with headquarters, or principals, located within Colonial’s existing markets, and

•	2% - one operating facility (unfunded) to a large national insurance company.

Management believes that these are sound participations involving credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	Nine Months Ended		Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(In thousands)
Allowance for loan losses—beginning of period	$148,802	$138,549	$166,050	$147,000
Charge-offs:
Commercial, financial, and agricultural	7,039	9,524	1,017	3,490
Real estate—commercial	8,341	6,140	2,688	3,191
Real estate—construction	2,164	2,564	129	515
Real estate—residential	2,276	2,001	229	607
Consumer	1,661	1,666	588	579
Other	1,233	2,958	540	474

Total charge-offs	22,714	24,853	5,191	8,856

Recoveries:
Commercial, financial, and agricultural	2,970	2,409	510	852
Real estate—commercial	1,100	552	150	239
Real estate—construction	176	194	6	141
Real estate—residential	521	301	189	97
Consumer	955	886	344	283
Other	946	557	259	149

Total recoveries	6,668	4,899	1,458	1,761

Net charge-offs	16,046	19,954	3,733	7,095
Provision for loan losses	20,946	21,606	6,007	7,153
Allowance added from bank acquisitions	14,622	6,857	0	0

Allowance for loan losses—end of period	$168,324	$147,058	$168,324	$147,058

Net charge-offs as a percentage of average net loans—(annualized basis)	0.15%	0.22%	0.10%	0.23%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is also to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due or classified as renegotiated or nonaccrual. These loans are summarized as follows:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Aggregate loans for which interest is not being accrued	$28,814	$26,983
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	164	191

Total nonperforming loans*	28,978	27,174
Other real estate owned and repossessions	5,747	9,865
Loans held for sale	1,225	—

Total nonperforming assets*	$35,950	$37,039

Allowance as a percent of nonperforming assets*	468%	402%
Aggregate loans contractually past due 90 days for which interest is being accrued	$7,042	$8,096
Net charge-offs quarter-to-date	$3,733	$3,644
Net charge-offs year-to-date	$16,046	$23,598
Total nonperforming assets as a percent of net loans and other real estate	0.24%	0.29%
Allowance as a percent of net loans	1.14%	1.16%
Allowance as a percent of nonperforming loans*	581%	548%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $144.2 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by regional management and BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary as loans are deemed impaired. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of September 30, 2005, substantially all classified loans deemed non-impaired are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at September 30, 2005 and December 31, 2004 was $23.8 million and $24.8 million, respectively, and these loans had a corresponding valuation allowance of $4.4 million and $8.0 million, respectively.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at September 30, 2005, when the Fed Funds Rate was 3.75%. The table measures the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income Assuming no Rate Change(1)
Basis Points change
+200	5.75%	3.3%
+100	4.75	2.3
No Rate Change	3.75	—
-100	2.75	(2.5)
-200	1.75	(5.3)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Average non-time deposits for the nine months ended September 30, 2005, grew by $1.8 billion, or 27% (17% excluding the impact of acquisitions, the sale of branches and brokered deposits) over the nine months ended September 30, 2004. Average total deposits for the nine months ended September 30, 2005, increased by $3.0 billion, or 28% (16% excluding the impact of acquisitions, the sale of branches and brokered deposits) over the comparable period of 2004. These increases improved the percentage of average total deposits to average total liabilities to 72% for the nine months ended September 30, 2005 compared to 67% for the comparable period of the prior year.

As part of its planning for future funding needs, BancGroup continues to focus on optimizing the use of available wholesale funding sources and growing deposits. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, borrowings collateralized by securities and loans, fed funds purchased and brokered CD’s. BancGroup utilized 43% of its estimated available wholesale funding sources at September 30, 2005 compared to 54% at September 30, 2004.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting this criteria. Higher capital ratios may be required if warranted by the particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2005 are stated below:

Capital	(In thousands)
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,504,522
Tier II Capital:
Allowable loan loss reserve	168,324
Subordinated debt	213,090
45% of net unrealized gains on available for sale equity securities	510

Total Capital	$1,886,446

Risk-Adjusted Assets	$17,285,829
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$20,729,458

	September 30, 2005	December 31, 2004
Tier I Leverage Ratio	7.26%	7.14%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.70%	8.77%
Total Capital Ratio	10.91%	11.36%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

BancGroup reported net interest income for the nine months and quarter ended September 30, 2005 of $532.1 million and $188.0 million, respectively, a 25% increase over the same periods of the previous year.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates(1)

	Nine Months Ended September 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(in thousands)
ASSETS:
Interest earning assets(2):
All other loans, net of unearned income(3)	$13,141,515	$639,215	6.50%	$10,959,787	$453,935	5.53%
Mortgage warehouse loans	806,168	31,050	5.15%	1,013,169	30,426	4.01%
Loans held for sale(3)	787,729	32,014	5.43%	443,810	15,986	4.81%
Investment securities and securities available for sale(3)	3,547,781	121,567	4.57%	3,339,372	113,643	4.54%
Other interest earning assets	540,759	18,397	4.55%	83,426	1,298	2.08%

Total interest earning assets	18,823,952	$842,243	5.98%	15,839,564	$615,288	5.19%

Nonearning assets(3)	1,705,727			1,203,669

Total assets	$20,529,679			$17,043,233

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,497,785	$59,804	1.45%	$4,501,674	$30,038	0.89%
Time deposits(3)	5,145,257	120,738	3.14%	3,959,890	73,643	2.48%
Short-term borrowings	2,984,635	60,803	2.72%	2,833,477	23,914	1.13%
Long-term debt(3)	2,134,492	67,689	4.24%	2,259,352	59,699	3.53%

Total interest bearing liabilities	15,762,169	$309,034	2.62%	13,554,393	$187,294	1.85%

Noninterest bearing demand deposits	2,921,170			2,126,480
Other liabilities(3)	109,058			107,314

Total liabilities	18,792,397			15,788,187
Shareholders’ equity	1,737,282			1,255,046

Total liabilities and shareholders’ equity	$20,529,679			$17,043,233

RATE DIFFERENTIAL			3.36%			3.34%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS		$533,209	3.78%		$427,994	3.61%

(1)	Certain reclassifications have been made to prior period amounts to conform to current presentations.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(3)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities. All periods presented reflect this presentation.

Average Volume and Rates(1)

	Three Months Ended September 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Interest earning assets(2):
All other loans, net of unearned income(3)	$13,912,490	$238,124	6.80%	$11,344,719	$160,229	5.62%
Mortgage warehouse loans	758,549	10,919	5.71%	1,035,679	10,544	4.05%
Loans held for sale(3)	1,011,722	14,410	5.65%	468,791	5,018	4.26%
Investment securities and securities available for sale(3)	3,035,280	34,589	4.56%	3,496,493	39,744	4.55%
Other interest earning assets	841,131	10,454	4.93%	119,261	807	2.69%

Total interest earning assets	19,559,172	$308,496	6.27%	16,464,943	$216,342	5.24%

Nonearning assets(3)	1,853,244			1,265,714

Total assets	$21,412,416			$17,730,657

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,801,845	$25,747	1.76%	$4,913,023	$11,709	0.95%
Time deposits(3)	5,881,314	50,536	3.41%	4,002,410	25,044	2.49%
Short-term borrowings	2,769,154	22,359	3.20%	2,822,341	9,780	1.38%
Long-term debt(3)	1,834,780	21,482	4.65%	2,289,851	19,543	3.40%

Total interest bearing liabilities	16,287,093	$120,124	2.93%	14,027,625	$66,076	1.87%

Noninterest bearing demand deposits	3,102,800			2,275,652
Other liabilities(3)	116,976			104,620

Total liabilities	19,506,869			16,407,897
Shareholders’ equity	1,905,547			1,322,760

Total liabilities and shareholders’ equity	$21,412,416			$17,730,657

RATE DIFFERENTIAL			3.34%			3.37%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS		$188,372	3.83%		$150,266	3.64%

(1)	Certain reclassifications have been made to prior period amounts to conform to current presentations.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(3)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities. All periods presented reflect this presentation.

Analysis of Interest Increases/(Decreases)

	Nine Months Ended September 30, 2005 Change from September 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
All other loans, net of unearned income	$185,280	$98,493	$86,787
Mortgage warehouse loans	624	(6,970)	7,594
Loans held for sale	16,028	13,742	2,286
Investment securities and securities available for sale	7,924	7,165	759
Other interest earning assets	17,099	14,054	3,045

Total interest income	226,955	126,484	100,471

INTEREST EXPENSE:
Interest bearing non-time deposits	29,766	7,744	22,022
Time deposits	47,095	24,931	22,164
Short-term borrowings	36,889	1,347	35,542
Long-term debt	7,990	(3,455)	11,445

Total interest expense	121,740	30,567	91,173

Net interest income	$105,215	$95,917	$9,298

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Analysis of Interest Increases/(Decreases)

	Three Months Ended September 30, 2005 Change from September 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
All other loans, net of unearned income	$77,895	$40,409	$37,486
Mortgage warehouse loans	375	(3,266)	3,641
Loans held for sale	9,392	7,328	2,064
Investment securities and securities available for sale	(5,155)	(5,242)	87
Other interest earning assets	9,647	8,480	1,167

Total interest income	92,154	47,709	44,445

INTEREST EXPENSE:
Interest bearing non-time deposits	14,038	2,457	11,581
Time deposits	25,492	14,265	11,227
Short-term borrowings	12,579	(187)	12,766
Long-term debt	1,939	(4,369)	6,308

Total interest expense	54,048	12,166	41,882

Net interest income	$38,106	$35,543	$2,563

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

The increase in net interest income was mainly attributable to the growth in average earning assets and the increase in yield on earning assets of 103 basis points for the third quarter of 2005 and 79 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004. The growth in average earning assets was primarily in loans, excluding mortgage warehouse. For the third quarter of 2005, as compared to the same period in 2004, average loans, excluding mortgage warehouse, increased 22.6%, or $2.6 billion. For the nine months ended September 30, 2005, as compared to the same period in 2004, average loans, excluding mortgage warehouse, increased 19.9%, or $2.2 billion. The yield on loans, excluding mortgage warehouse, increased 118 basis points for the third quarter of 2005 and 97 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004. The yield on earning assets was also affected by the yield on mortgage warehouse loans which increased 166 basis points for the third quarter of 2005 and 114 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004.

Other factors affecting the growth in average earning assets were increases in averages for loans held for sale, securities and other interest earning assets. Average loans held for sale increased 115.8% or $542.9 million, for the third quarter of 2005 and 77.5%, or $343.9 million, for the nine months ended September 30, 2005, as compared to the same periods in 2004. Average securities increased 6.2%, or $208.4 million, for the nine months ended September 30, 2005, as compared to the same period in 2004. Average other interest earning assets increased 605.3%, or $721.9 million, for the third quarter of 2005 and 548.2%, or $457.3 million, for the nine months ended September 30, 2005, as compared to same periods in 2004. The significant increase in other interest earning assets is primarily related to the increased activity in securities purchased with agreements to resell by mortgage warehouse.

The growth in average earning assets was partially offset by reductions in mortgage warehouse loans and securities. Average mortgage warehouse loans decreased 26.8%, or $277.1 million, for the third quarter of 2005 and 20.4%, or $207 million, for the nine months ended September 30, 2005, as compared to the same periods in 2004. The decrease in mortgage warehouse loans was attributable to sales of these assets to third party commercial paper conduits during 2005. As a result of these sales, average mortgage warehouse loans decreased $553.2 million, for the third quarter of 2005 and $346.5 million, for the nine months ended September 30, 2005. Average securities decreased 13.2%, or $461.2 million for the third quarter 2005, as compared to the same period in 2004. The decrease in securities is related to the sale of $745 million in securities during the second quarter of 2005, primarily, as a result of the company’s balance sheet deleveraging activity.

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $3.6 billion in the third quarter of 2005, or 32.1%, over the third quarter of 2004. Average deposits for the nine months ended September 30, 2005 increased $3.0 billion, or 28.1%, compared to the same period in 2004. The strong growth in deposits lessened the Company’s dependence on wholesale funding. During the third quarter of 2005, average deposits comprised 76% of average liability funding compared to 68% for the third quarter of 2004. For the nine months ended September 30, 2005, average deposits comprised 72% of average liability funding compared to 67% for the same period in the prior year. Average short-term borrowings decreased 1.9%, or $53.2 million, for the third quarter of 2005 and increased 5.3%, or $151.2 million, for the nine months ended September 30, 2005, as compared to the same periods in 2004. Average long-term debt decreased 19.9%, or $455.1 million, for the third quarter of 2005 and decreased 5.5%, or $124.9 million, for the nine months ended September 30, 2005, as compared to the same periods in 2004.

In conjunction with the rise in rates on earning assets, the cost of funding also increased during the period. The Company’s cost of deposits, including the impact of non-interest bearing deposits, increased only 74 basis points for the third quarter 2005 and 47 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004, while the cost of short-term borrowings increased 182 basis points for the third quarter 2005 and 159 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004. The cost of long-term debt also increased 125 basis points for the third quarter of 2005 and 71 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004. The cost of average interest bearing deposits was 119 basis points less than the rate on average wholesale borrowings in the third quarter of 2005, as compared to 64 basis points less in the third quarter of 2004. The cost of average interest bearing deposits for the nine months ended September 30, 2005 was 109 basis points less than the rate on average wholesale borrowings, as compared to 55 basis points less for the nine months ended September 30, 2004. As a result of the improved funding mix, the Company’s cost of funding, including the impact of noninterest bearing deposits, increased only 85 basis points for the third quarter of 2005 and 61 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004.

The Company’s net interest margin increased for the eighth consecutive quarter to 3.83% and was 19 basis points over the third quarter of 2004. Net interest margin for the nine months ended September 30, 2005 was 3.78% and was 17 basis points over the same period of the prior year.

Securities comprised only 15% of earning assets, and approximately 77% of loans were adjustable or variable rate at September 30, 2005. Colonial’s interest rate risk profile was asset sensitive at quarter end.

Loan Loss Provision

The provision for loan losses for the three months ended September 30, 2005 was $6.0 million compared to $7.2 million for the same period in 2004. Year to date loan loss provision for 2005 was $20.9 million compared to $21.6 million in 2004. Net charge-offs were $3.7 million and $16.0 million, or 0.10% annualized and 0.15% annualized as a percent of average net loans, for the three and nine months ended September 30, 2005, respectively, and $7.1 million and $20.0 million, or 0.23% annualized and 0.22% annualized, for the same periods in 2004. The Company’s allowance for loan losses was $168.3 million at September 30, 2005, which represented 1.14% of period end loans compared to 1.16% at December 31, 2004.

Noninterest Income

Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage origination income, mortgage warehouse fees, bank owned life insurance income, securities losses/gains and the gain from the sale of branches. Noninterest income, excluding securities losses/gains, increased $11.2 million, or 34%, for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, noninterest income, excluding securities losses/gains and gain on sale of branches, increased $26.7 million, or 28%, over the same period in 2004.

Service charges on deposit accounts increased $292,000, or 2%, for the three months ended September 30, 2005 compared to the same period in 2004 and decreased $463,000, or 1%, for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in third quarter 2005 over 2004 was primarily from increased NSF (insufficient funds) fees. However, for the nine months ended September 30, 2005, service charges are lower than the same period of the prior year primarily due to reduced net service chares on business accounts priced through account analysis as more charges were offset with earnings credits on deposit levels.

Financial planning services revenue increased $570,000, or 19%, for the three months ended September 30, 2005 compared to the same period in 2004 and increased $484,000, or 5%, for the nine months ended September 30, 2005 compared to the same period in 2004. These increased revenues were primarily from increased fixed annuity sales during the quarter, and increased sales of securities for the nine months ended September 30, 2005.

Electronic banking revenue includes fees from ATMs, business and personal check cards and internet banking with bill pay service. Income from electronic banking services increased $733,000, or 23%, for the three months ended September 30, 2005, compared to the same period in 2004 and $2.2 million, or 24%, for the nine months ended September 30, 2005 compared to the same period in 2004. These increases are primarily the result of deposit growth, increased check card and internet banking usage and additional penetration of the customer base.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. We do not retain any servicing rights related to these loans. Income related to these activities increased $2.3 million and $2.9 million, respectively over the three months and nine months ended September 30, 2005 compared to the same periods in 2004. This increase was primarily due to a ramp up of originators and support personnel in our Florida segment during the second quarter of 2005.

As discussed in Note M, the mortgage warehouse segment earns noninterest income on services performed in connection with the loans and loans held for sale that are sold to third-party commercial paper conduits. This additional source of income resulted in a $4.2 million increase in mortgage warehouse fees for the third quarter of 2005, and an $8.3 million increase for the nine months ended September 30, 2005, as compared to the same periods in 2004.

Income from bank owned life insurance and other income increased $1.3 million and $1.8 million, respectively, for the three months ended September 30, 2005 and $3.6 million and $9.7 million, respectively, for the nine months ended September 30, 2005 as compared to the same periods in 2004. The increase in bank owned life insurance corresponds with an additional $100 million policy purchased in October of 2004. The increase in other income was primarily attributable to increased revenue from the Goldleaf Technologies subsidiary and real estate joint ventures for the three months and nine months ended September 30, 2005 over 2004 and nonrecurring gains on the sale of certain other assets of $3.3 million in the first two quarters of 2005. Additional increases in other income were attributable to customer and official check fees, letter of credit fees and income from condo association coupon fees.

Noninterest income for the nine months ended September 30, 2005, included a gain on the sale of branches and net losses on the sale of securities. BancGroup sold seven branches on June 24, 2005, four in Alabama and three in Tennessee. Approximately $18 million in loans and $139 million in deposits were included in the sale. Colonial recognized a $9.6 million gain on the sale of branches. Net losses on the sale of securities for the nine months ended September 30, 2005 were $4.6 million compared to a net gain of $7.4 million for the same period in 2004.

Noninterest Expenses

Noninterest expense, excluding net losses on the early extinguishment of debt, increased $25.5 million, or 24.0%, for the three months ended September 30, 2005 as compared to the same period in 2004. For the first nine months of 2005, noninterest expense, excluding net losses on the early extinguishment of debt, increased $63.9 million, or 20.7%, as compared to the nine months ended September 30, 2004. Annualized noninterest expense, excluding losses on early extinguishment of debt, to average assets was 2.47% and 2.42% for the three and nine months ended September 30, 2005, respectively, as compared to 2.40% and 2.41% for the same periods in 2004.

Salaries and benefits increased $14.7 million, or 26.5%, and $35.6 million, or 22.2%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increases resulted from new branch openings, acquisitions, normal salary increases, increases in health benefit costs and increases in commissions and incentive plan compensation.

Occupancy expense increased $2.5 million, or 18.6%, and $7.0 million, or 18.6%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increases are primarily the result of new branch openings and acquisitions. Furniture and equipment expenses also increased $1.6 million, or 16.2%, and $3.3 million, or 11.5%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. These increases primarily relate to technology additions and improvements.

Professional services increased $1.2 million, or 27.7%, and $2.3 million, or 17.5%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increases are the result of higher accounting fees and process improvement projects to expand the Company’s infrastructure through improved automation and information technology.

Advertising increased $1.6 million, or 77.9%, and $2.0 million, or 31.1%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increases are primarily due to the Company’s marketing efforts towards deposit growth in 2005.

The increase in amortization of intangible assets was due to the acquisition of PCB in May 2004, Union in February 2005 and FFLC in May 2005. In addition, merger related expenses decreased by $49,000 for the three months ended September 30, 2005 and increased $1.9 million for the nine months ended September 30, 2005 as compared to the same periods in 2004.

Other expenses increased $3.0 million and $7.8 million for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004. These were primarily the result of new branches, acquisitions, expenses related to the Goldleaf Technologies subsidiary and consolidated real estate joint ventures and net increases in normal operating expenses.

The Company recorded net losses on the early extinguishment of debt of $1.7 million and $9.6 million for the three and nine months ended September 30, 2005, respectively. The third quarter losses resulted from the early payoffs of $32 million in long-term borrowings bearing interest at a weighted average cost of 5.44%. For the nine months ended September 30, 2005, the Company prepaid $837 million in long-term borrowings bearing interest at a weighted average cost of 4.23%. The Company recorded net losses of $6.2 million in the nine months ended September 30, 2004 which resulted from the early payoffs of $462 million in long-term borrowings with a weighted average cost of 4.37%.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.5% and 34.0% estimated annual effective tax rate for the years 2005 and 2004, respectively. The provisions for income taxes for the three months ended September 30, 2005 and 2004 were $30.9 million and $23.5 million respectively. The year to date provisions for income taxes ended September 30, 2005 and 2004 were $86.0 million and $66.0 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note B—Contingencies

Item 1A.	Risk Factors—NA

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth the Company’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2005	1,359,927	$22.09	1,359,927	—
August 1 - August 31, 2005	—	—	—	—
September 1 - September 30, 2005	—	1.08	—	—

Total	1,359,927	$23.17	1,359,927	—

(1)	On July 7, 2005, the Company purchased 1,359,927 shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $22.09 per share initial cost of approximately $30 million. The agreement was subject to a future contingent purchase price adjustment based on the volume weighted average price of the Company’s stock over the averaging period, which began on July 1, 2005 and ended on September 26, 2005. On September 30, 2005, the Company paid the purchase price adjustment of approximately $1.5 million which effectively increased the average price paid to $23.17 per share. Refer to Note O: Capital Stock of the Unaudited Condensed Consolidated Financial Statements for further discussion.

(2)	On June 24, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $30 million of BancGroup’s outstanding common stock through an accelerated program. The program was completed on September 26, 2005; all share repurchases reported above were made pursuant to the program.

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
3.1	Restated Certificate of Incorporation of The Colonial BancGroup, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONIAL BANCGROUP, INC.

Date: November 4, 2005	By:	/s/ SHEILA MOODY
Sheila Moody Its Chief Accounting Officer