Form 10-K/A
period 2004-12-31
COLONIAL BANCGROUP INC
filed 2006-02-14
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission File Number: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Street Suite 800 Montgomery, AL	36104
(Address of principal executive offices)	(Zip Code)

(334) 240-5000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $2.50 par value per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,266,757,667 based on the closing price of $18.17 per share for Common Stock as reported on the New York Stock Exchange. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $2.50 par value per share	145,546,391 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Definitive Proxy Statement for 2005	Part III
Annual Meeting as specifically referred to herein.

Explanatory Note

The Colonial BancGroup, Inc. (“BancGroup”, “Colonial” or the “Company”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Annual Report on Form 10-K related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In 2005 and prior years, the Company entered into interest rate swap agreements on brokered certificates of deposit (CD swaps) and junior subordinated debt (junior subordinated debt swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected a method of fair value hedge accounting, commonly referred to as the “abbreviated” method of hedge accounting described in paragraph 65 of SFAS No. 133, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and junior subordinated debt swaps did not qualify for these methods in the periods covered by the restatement. In retrospect, the CD swaps did not comply due to the death puts contained in the brokered CDs, which allow the estate of the CD holder to require the bank to redeem the CD in the event of the CD holder’s death. In addition, the junior subordinated debt swaps did not comply due to interest deferral features present in the junior subordinated debt. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered certificates of deposit and junior subordinated debt and results in all fair value changes for the interest rate swaps being recognized in noninterest income. Additionally, the net cash settlement payments received during each of the affected periods for these interest rate swaps were reclassified from interest expense on brokered certificates of deposit and junior subordinated debt to noninterest income. Adjustments were also made for other non-significant items.

The effect this restatement had on earnings for the affected periods is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(In thousands)
Interest expense	$17,268	$11,495	$5,961
Noninterest income	15,174	5,605	24,846
Noninterest expense	1,779	877	917
Provision for income taxes	(1,402)	(2,451)	6,505

Net income	$(2,471)	$(4,316)	$11,463

Diluted earnings per share	$(0.02)	$(0.04)	$0.10

In addition, the following Items have changed: Item 6, Item 7, Item 7A and Item 9A. For additional information on the restatement see Note 1, Restatement, in the Notes to Consolidated Financial Statements.

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

Available Information

BancGroup makes available, free of charge through its Internet website (www.colonialbank.com), the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing such material with the Securities and Exchange Commission.

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

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2004, BancGroup’s total risk-based capital ratio was 11.39% (restated), including 8.80% (restated) of Tier 1 capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2004, BancGroup’s leverage capital ratio was 7.16% (restated). Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. The OCC has adopted substantially similar capital requirements for national banks.

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

The selected financial data in the following tables have been restated to reflect adjustments to the Company’s consolidated financial statements and other information contained in Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 11, 2005. The following selected financial data should be read in conjunction with our restated financial statements and the related notes.

	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001	2000
	(In thousands, except per share amounts)
Statement of Income
Interest income	$848,017	$780,808	$783,431	$902,167	$918,076
Interest expense	280,769	285,660	328,222	480,238	517,754

Net interest income	567,248	495,148	455,209	421,929	400,322
Provision for loan losses	26,994	37,378	35,980	39,573	29,775

Net interest income after provision for loan losses	540,254	457,770	419,229	382,356	370,547
Noninterest income(1)	153,201	138,627	131,769	93,709	77,885
Noninterest expense(2)	431,649	376,001	318,287	284,168	258,691

Income from continuing operations before income taxes	261,806	220,396	232,711	191,897	189,741
Applicable income taxes	88,929	74,785	80,377	69,181	69,556

Income from continuing operations	172,877	145,611	152,334	122,716	120,185
Discontinued Operations:(3)
Loss from discontinued operations, net of income taxes of ($445), ($371), and ($450) for the years ended December 31, 2002, 2001, and 2000, respectively	—	—	(846)	(613)	(743)
Loss on disposal of discontinued operations (net of income tax benefit of $2,616)	—	—	—	—	(4,322)

Net Income	$172,877	$145,611	$151,488	$122,103	$115,120

Earnings Per Common Share:
Income from continuing operations:(3)
Basic	$1.32	$1.17	$1.27	$1.07	$1.05
Diluted	1.31	1.16	1.26	1.06	1.04
Net income:
Basic	$1.32	$1.17	$1.27	$1.06	$1.00
Diluted	1.31	1.16	1.26	1.06	1.00
Average shares outstanding:
Basic	131,144	124,615	119,583	114,811	114,760
Diluted	132,315	125,289	120,648	115,881	115,653
Cash dividends per common share	$0.58	$0.56	$0.52	$0.48	$0.44

(1)	Included in noninterest income are securities gains of $7.5 million, $4.8 million, $5.7 million, $8.7 million and $538,000 for years ended 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	Included in noninterest expense are merger related expenses of $2 million, $0.27 million, $0.87 million and $3 million for years ended 2004, 2003, 2002 and 2001, respectively. Also included in noninterest expense in 2004 is $7.4 million for loss on early extinguishment of debt.
(3)	In December 2000, the company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations in all periods presented.

	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001	2000
	(In thousands, except per share amounts)
Statement of Condition data at year end:
Total assets	$18,896,610	$16,267,979	$15,814,857	$13,185,103	$11,999,621
Total loans, net of unearned income:
Mortgage warehouse loans	1,114,923	982,488	1,671,149	1,259,870	376,638
All other loans, net of unearned income	11,742,888	10,606,407	10,021,281	9,107,795	9,266,316
Loans held for sale	678,496	378,324	347,101	35,453	9,866
Non-time deposits	7,546,038	6,017,435	5,041,262	4,114,049	3,565,709
Total deposits	11,863,695	9,918,434	9,410,554	8,322,979	8,355,849
Long-term debt	2,260,957	2,442,235	2,114,624	1,786,140	862,247
Shareholders’ equity	1,398,291	1,185,452	1,082,899	864,774	775,100

Average balances:
Total assets	17,433,571	15,842,491	13,812,032	12,592,300	11,591,168
Interest-earning assets	16,173,539	14,736,974	12,909,926	11,881,184	10,723,803
Total loans, net of unearned income:
Mortgage warehouse loans	1,033,238	1,457,716	1,093,061	815,387	250,652
All other loans, net of unearned income	11,115,275	10,093,214	9,427,710	9,303,798	8,779,877
Loans held for sale	497,315	373,226	89,566	22,941	14,711
Non-time deposits	6,847,334	5,419,445	4,426,020	3,732,744	3,546,402
Total deposits	10,862,040	9,418,926	8,734,296	8,432,980	8,252,352
Shareholders’ equity	1,285,772	1,125,296	975,352	826,081	727,495

Selected Financial Measures:
Net income to:
Average assets	0.99%	0.92%	1.10%	0.97%	0.99%
Average shareholders’ equity	13.45	12.94	15.53	14.78	15.82
Noninterest income/average assets(2)	0.88	0.88	0.95	0.74	0.67
Noninterest expense/average assets(3)	2.48	2.37	2.30	2.26	2.23
Efficiency ratio	59.76	59.11	53.96	54.82	53.79
Dividend payout ratio	44.27	48.28	41.27	45.28	44.00
Shareholders’ equity to assets	7.40	7.29	6.85	6.56	6.46
Tangible capital ratio	5.43	5.65	5.31	5.74	5.87
Book value per share	$10.45	$9.34	$8.75	$7.50	$6.93
Tangible book value per share	$7.50	$7.11	$6.68	$6.52	$6.26
Risk-based capital:(4)
Tier 1	8.80%	9.41%	7.86%	7.39%	8.24%
Total Capital	11.39	12.55	11.03	10.91	10.59
Tier 1 leverage(4)	7.16	7.55	6.57	6.24	6.66
Total nonperforming assets to net loans, other real estate and repossessions(1)	0.29	0.65	0.78	0.64	0.53
Net charge-offs to average loans	0.19	0.31	0.29	0.28	0.21
Allowance for loan losses to total loans (net of unearned income)	1.16	1.20	1.16	1.18	1.14
Allowance for loan losses to nonperforming loans(1)	548%	240%	191%	239%	258%

(1)	Non-performing loans and nonperforming assets are shown as defined in Management’s Discussion and Analysis of Risk Management.
(2)	Included in noninterest income are securities gains of $7.5 million, $4.8 million, $5.7 million, $8.7 million and $538,000 for years ended 2004, 2003, 2002, 2001 and 2000, respectively.
(3)	Included in noninterest expense are merger related expenses of $2 million, $0.27 million, $0.87 million, and $3 million for years ended 2004, 2003, 2002 and 2001, respectively. Also included in noninterest expense in 2004 is $7.4 million for loss on early extinguishment of debt.
(4)	See Note 17 (Regulatory Matters and Restrictions) to the Consolidated Financial Statements for additional information.

Selected Quarterly Financial Data 2004-2003

	2004
	Dec. 31		Sept. 30		June 30		March 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Interest income	$234,146	$234,146	$215,911	$215,911	$204,206	$204,206	$193,754	$193,754
Interest expense	76,207	80,201	66,076	70,469	60,571	64,861	60,647	65,238

Net interest income	157,939	153,945	149,835	145,442	143,635	139,345	133,107	128,516
Provision for loan losses	5,388	5,388	7,153	7,153	6,519	6,519	7,934	7,934

Net interest income after provision for loan loss	152,551	148,557	142,682	138,289	137,116	132,826	125,173	120,582
Noninterest income	34,020	36,844	33,060	45,142	33,244	22,557	37,703	48,658
Noninterest expense	115,015	115,225	106,541	107,079	104,702	105,234	103,612	104,111
Applicable income taxes	24,329	23,829	23,528	26,117	22,324	16,710	20,150	22,273

Net income	$47,227	$46,347	$45,673	$50,235	$43,334	$33,439	$39,114	$42,856

Earnings Per Share:
Net income
Basic	$0.35	$0.35	$0.34	$0.38	$0.33	$0.26	$0.31	$0.34
Diluted	$0.35	$0.34	$0.34	$0.38	$0.33	$0.25	$0.31	$0.34

	2003
	Dec. 31		Sept. 30		June 30		March 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Interest income	$194,815	$194,815	$195,342	$195,342	$196,032	$196,032	$194,619	$194,619
Interest expense	63,999	68,419	65,766	68,223	70,883	73,223	73,517	75,795

Net interest income	130,816	126,396	129,576	127,119	125,149	122,809	121,102	118,824
Provision for loan losses	9,202	9,202	9,306	9,306	10,810	10,810	8,060	8,060

Net interest income after provision for loan loss	121,614	117,194	120,270	117,813	114,339	111,999	113,042	110,764
Noninterest income	32,928	32,977	33,768	40,881	35,443	33,437	30,883	31,332
Noninterest expense	97,363	89,697	95,232	92,830	92,589	95,486	89,940	97,988
Applicable income taxes	19,441	17,037	19,994	18,893	19,446	20,479	18,355	18,376

Net income	$37,738	$43,437	$38,812	$46,971	$37,747	$29,471	$35,630	$25,732

Earnings Per Share:
Net income
Basic	$0.30	$0.27	$0.31	$0.30	$0.30	$0.32	$0.29	$0.29
Diluted	$0.30	$0.26	$0.31	$0.29	$0.30	$0.32	$0.29	$0.29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 1, Restatement, in the Notes to Consolidated Financial Statements, the Company is restating financial statements and other financial information for the years ended December 31, 2004, 2003 and 2002.

In 2005 and prior years, the Company entered into interest rate swap agreements on brokered certificates of deposit (CD swaps) and junior subordinated debt (junior subordinated debt swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected a method of fair value hedge accounting, commonly referred to as the “abbreviated” method of hedge accounting described in paragraph 65 of SFAS No. 133, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and junior subordinated debt swaps did not qualify for these methods in the periods covered by this restatement. In retrospect, the CD swaps did not comply due to the death puts contained in the brokered CDs, which allow the estate of the CD holder to require the bank to redeem the CD in the event of the CD holder’s death. In addition, the junior subordinated debt swaps did not comply due to interest deferral features present in the junior subordinated debt. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered certificates of deposit and junior subordinated debt and results in all fair value changes for the interest rate swaps being recognized in noninterest income. Additionally, the net cash settlement payments received during each of the affected periods for these interest rate swaps were reclassified from interest expense on brokered certificates of deposit and junior subordinated debt to noninterest income. Adjustments were also made for other non-significant items.

For additional information on the restatement see Note 1, Restatement, in the Notes to the Consolidated Financial Statements.

This Annual Report on Form 10-K/A, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

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

	Assets (Restated)		Deposits (Restated)		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$9,796	49%	$6,696	54%	144	47%
Alabama	3,896	20%	3,701	30%	115	37%
Georgia	1,303	7%	768	6%	22	7%
Texas	1,056	5%	508	4%	12	4%
Nevada	787	4%	517	4%	13	4%
Corporate/Other	3,070	15%	305	2%	3	1%

Total	$19,908	100%	$12,495	100%	309	100%

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

Earnings Overview

Colonial reported record net income of $173 million for the year ended 2004, a 19% increase over 2003. The Company also earned record earnings per share of $1.31 for the year ended 2004, a 13% increase over 2003.

Net interest income for the year increased 15% over 2003 due to 10% growth in average earning assets and a 14 basis point expansion in net interest margin. The fourth quarter of 2004 was the fifth consecutive quarter that Colonial expanded its net interest margin.

Average earning assets increased $1.4 billion over 2003 primarily from growth of $598 million in loans and $633 million in securities. Average earning assets grew $357 million from the acquisition of P.C.B. Bancorp, which closed in May 2004. Average loan balances, excluding mortgage warehouse loans, grew internally $717 million, or 7%, during 2004. Average mortgage warehouse loans however, decreased $424 million, or 29%, during 2004.

The net interest margin increased to 3.52% in 2004 compared to 3.38% in 2003. The increase in the net interest margin was primarily due to the lower cost of interest bearing liabilities, which more than offset the decline in yield on earning assets. The cost of interest bearing liabilities declined 21 basis points to 2.03% compared to 2.24% in 2003, while the yield on earning assets fell six basis points in 2004 to 5.25% compared to 5.31% in 2003.

Colonial’s average non-time interest bearing deposits grew $1.1 billion, or 30% (24% excluding the PCB acquisition), from 2003 to 2004. The cost of average non-time interest bearing deposits increased only 9 basis points during 2004. Total average deposits increased $1.4 billion, or 15% (12% excluding the PCB acquisition), from December 31, 2003.

Noninterest income for the year ended 2004 was $153 million, an increase of $15 million, or 11%, over 2003. Increases in service charges, fees from electronic banking services, gains on sales of securities, bank-owned life insurance, net cash settlements of swap derivatives and changes in fair value of swap derivatives were offset by decreases in mortgage banking income and wealth management revenue. Mortgage banking income is directly affected by changes in mortgage rates while wealth management revenues are dependent upon customer perception of the financial and equity markets.

Noninterest expense for 2004 was $432 million, which included $7.4 million in net losses on the early extinguishment of debt. Excluding the losses on early extinguishment of debt, noninterest expense increased 13%

over 2003. Colonial enhanced its franchise by adding 30 new locations, including 16 through an acquisition during 2004. These new locations and acquisition related expenses accounted for approximately one-third of the total increase in noninterest expense. The remaining increases included additional expenses from salaries and benefits, legal costs, occupancy expenses related to branch closures (seven in 2004), technology initiatives and professional fees associated with Sarbanes-Oxley Section 404 compliance.

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

The Company’s total risk-based capital ratio at December 31, 2004 was 11.39% (restated) and its Tier I risk-based capital ratio was 8.80% (restated), exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s total and Tier I risk-based capital ratios at December 31, 2003 were 12.55% (restated) and 9.41% (restated), respectively. The Company’s Tier I leverage ratios were 7.16% (restated) and 7.55% (restated) at December 31, 2004 and 2003, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) 115, certain debt and equity securities within the scope of SFAS 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (“FASB”) staff issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS 115 and SFAS 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. See Note 4, Securities, in the Notes to the Consolidated Financial Statements for BancGroup’s disclosures under Issue 03-1. The changes required by this EITF Issue are not expected to have a material impact on the Company’s financial statements.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no material impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would likely have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included in the Stock-Based Compensation section of Note 2, Summary of Significant Accounting and Reporting Policies, in the Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

BancGroup’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses and Goodwill Impairment Analysis.

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation, of the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the “Risk Management” section and Note 2 to the Consolidated Financial Statements.

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

The goodwill impairment analysis for 2004 indicated that no impairment write-offs were required. The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of September 30, 2004. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 2 to the Consolidated Financial Statements.

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

Net interest income on a tax equivalent basis increased 14.4% or $71.6 million to $569.1 million for the year ended December 31, 2004, from $497.4 million for the year ended December 31, 2003. The principal factors affecting net interest income in 2004 were growth in average earning assets of 9.7% along with a 14 basis point improvement in the net interest margin.

The net interest margin increased to 3.52% in 2004 compared to 3.38% in 2003. The increase in the net interest margin was primarily due to the lower cost of interest bearing liabilities, which more than offset the decline in yield on earning assets. The cost of interest bearing liabilities declined 21 basis points to 2.03% compared to 2.24% in 2003, while the yield on earning assets fell six basis points in 2004 to 5.25% compared to 5.31% in 2003.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. An analysis and discussion of the changes in these components is provided following the tables.

Average Volume and Rates

	2004			2003			2002
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands, restated)
ASSETS:
Interest earning assets:
Mortgage warehouse loans	$1,033,238	$42,749	4.14%	$1,457,716	$57,990	3.98%	$1,093,061	$45,299	4.14%
All other loans, net of unearned income(1)(4)	11,115,275	625,455	5.63%	10,093,214	591,060	5.86%	9,427,710	621,089	6.59%

Total loans, net of unearned income(5)	12,148,513	668,204	5.50%	11,550,930	649,050	5.62%	10,520,771	666,388	6.33%
Loans held for sale	497,315	23,972	4.82%	373,226	19,134	5.13%	89,566	4,503	5.03%
Investment securities and securities available for sale:
Taxable	3,196,804	144,299	4.51%	2,550,549	103,027	4.04%	2,050,026	102,281	4.99%
Nontaxable(2)	65,827	4,633	7.04%	80,173	5,796	7.23%	99,965	7,203	7.21%
Equity securities	134,369	5,278	3.93%	132,945	5,460	4.11%	94,386	5,004	5.30%

Total securities	3,397,000	154,210	4.54%	2,763,667	114,283	4.14%	2,244,377	114,488	5.10%
Federal funds sold and other short-term investments	130,711	3,442	2.63%	49,151	633	1.29%	55,212	960	1.74%

Total interest earning assets	16,173,539	$849,828	5.25%	14,736,974	$783,100	5.31%	12,909,926	$786,339	6.09%

Allowance for loan losses	(148,208)			(138,925)			(133,302)
Cash and due from banks	328,713			339,337			289,196
Premises and equipment, net	263,134			237,281			225,925
Unrealized (loss) gain on available for sale securities	(12,783)			8,290			25,463
Other assets(4)	829,176			659,534			494,824

Total Assets	$17,433,571			$15,842,491			$13,812,032

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$4,092,590	$40,217	0.98%	$3,033,408	$26,595	0.88%	$2,501,049	$32,155	1.29%
Savings deposits	547,359	2,497	0.46%	537,865	3,031	0.56%	464,871	4,311	0.93%
Time deposits	4,014,706	105,422	2.63%	3,999,481	112,685	2.82%	4,308,276	149,936	3.48%
Short-term borrowings	2,906,035	38,303	1.32%	2,977,391	35,557	1.19%	2,059,151	36,548	1.77%
Long-term debt(4)	2,264,698	94,331	4.17%	2,216,861	107,792	4.86%	1,952,020	105,272	5.39%

Total interest bearing liabilities	13,825,388	$280,770	2.03%	12,765,006	$285,660	2.24%	11,285,367	$328,222	2.91%

Noninterest bearing demand deposits	2,207,385			1,848,172			1,460,100
Other liabilities(4)	115,026			104,017			91,213

Total liabilities	16,147,799			14,717,195			12,836,680
Shareholders’ equity	1,285,772			1,125,296			975,352

Total liabilities and shareholders’ equity	$17,433,571			$15,842,491			$13,812,032

Rate differential			3.22%			3.07%			3.18%
Net yield on interest earning assets(3)		$569,058	3.52%		$497,440	3.38%		$458,117	3.55%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.
(4)	The mark to market valuations on hedged assets and liabilities are included in either other assets or other liabilities, respectively.
(5)	Interest income on loans includes loan fees of $42,788, $38,134 and $35,357 for 2004, 2003 and 2002, respectively.

An Analysis of Interest Increases (Decreases)

	2004 Change From 2003			2003 Change From 2002
	Amount	Attributed To(1)		Amount	Attributed To(1)
		Volume	Rate		Volume	Rate
	(In thousands, restated)
Interest income:
Total loans, net of unearned income:
Mortgage warehouse loans	$(15,241)	$(17,481)	$2,240	$12,691	$14,570	$(1,879)
All other loans, net of unearned income	34,395	58,163	(23,768)	(30,029)	41,950	(71,979)
Loans held for sale	4,838	6,039	(1,201)	14,631	14,540	91
Taxable securities	41,272	28,200	13,072	746	22,301	(21,555)
Nontaxable securities(2)	(1,163)	(1,013)	(150)	(1,407)	(1,430)	23
Equity securities	(182)	58	(240)	456	1,744	(1,288)

Total securities	39,927	27,245	12,682	(205)	22,615	(22,820)
Federal funds sold and other short-term investments	2,809	1,724	1,085	(327)	(97)	(230)

Total	66,728	75,690	(8,962)	(3,239)	93,578	(96,817)

Interest expense:
Interest bearing demand deposits	13,622	10,120	3,502	(5,560)	5,972	(11,532)
Savings deposits	(534)	53	(587)	(1,280)	601	(1,881)
Time deposits	(7,263)	427	(7,690)	(37,251)	(10,187)	(27,064)
Short-term borrowings	2,746	(869)	3,615	(991)	13,219	(14,210)
Long-term debt	(13,461)	2,282	(15,743)	2,520	13,468	(10,948)

Total	(4,890)	12,013	(16,903)	(42,562)	23,073	(65,635)

Net interest income	$71,618	$63,677	$7,941	$39,323	$70,505	$(31,182)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned: actual interest earned times 145%. Tax equivalent average rate is: tax equivalent interest earned divided by average volume.

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

Loans. Average total loans grew $598 million or 5.2% in 2004 over 2003. The average mortgage warehouse lending portfolio decreased $424 million in 2004. Mortgage warehouse lending is a centralized division that provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. The record low mortgage rates available in 2002 and 2003 resulted in large increases in average loans for this division, as overall mortgage activity, both refinancings and purchases, reached record levels. As mortgage rates increased the first half of 2004, these volumes declined. Consequently, average mortgage warehouse loans as a percentage of average total loans was 13% in 2003 compared to 9% in 2004. The average yield in mortgage warehouse loans increased 16 basis points in 2004 after declining 16 basis points in 2003. The pricing of these loans is affected by changes in market rates and customer demand.

The average balance of loans, excluding mortgage warehouse lending, showed solid growth in 2004 and increased $1 billion, or 10% (7% excluding the PCB acquisitions). The average yield on the loan portfolio, excluding the mortgage warehouse division, was 5.63% for 2004, compared to 5.86% for 2003. As a result of changes in market rates, the yield on loans, excluding mortgage warehouse lending, increased in the last two quarters of 2004, but for the year was 23 basis points below the average yield for 2003.

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

Average Interest Bearing Liabilities

Average interest bearing liabilities increased 8%, primarily from 14% growth in interest bearing deposits. The average cost of interest bearing liabilities decreased 21 basis points to 2.03% in 2004, compared to 2.24% in 2003. The lower average cost of funds in 2004 was primarily the result of a shift in deposit mix to non-time deposits from time deposits, continued repricing of deposits in a lower rate environment and lower rates on long term debt as a result of prepaying certain long-term advances and entering into interest rate swaps to convert fixed rates to floating rates. The percentage of average non-time deposits to total average deposits has improved with the ratio increasing to 63% in 2004 compared to 58% in 2003.

Interest bearing deposits. Average non-time interest bearing deposits grew $1.1 billion, or 30% in 2004 (24% excluding the PCB acquisition). This growth was primarily from sales efforts to emphasize relationship deposit growth, particularly in the money market product during 2004. Average time deposits remained relatively unchanged from 2003 (decreased 2% excluding the PCB acquisition).

The average rate on non-time interest bearing deposits increased nine basis points to 0.92% for 2004 compared to 0.83% for 2003, while the rate on time deposits declined 19 basis points to an average of 2.63% in 2004 compared to 2.82% for 2003.

BancGroup’s growth in low cost deposits has decreased its dependence on borrowings whereby total average deposits comprise 67.8% of the Company’s total funding for the year ended 2004 compared to 64.5% in 2003. The shift in funding mix contributes favorably to BancGroup’s interest rate risk profile and is expected to assist in containing funding costs in a rising interest rate environment.

Borrowings.    Average borrowings decreased less than 1% from 2003 due to strong deposit growth in 2004 which decreased the Company’s reliance on wholesale funding sources. Due to the previously discussed growth in deposits, average total borrowings were 30% of average total assets for 2004 compared to 33% for 2003. Short term borrowings decreased $71 million in 2004. The average rate on short term borrowings increased 13 basis points to 1.32% in 2004 versus 1.19% in 2003 in conjunction with increases in the target federal funds rate. The average balance of long term debt increased $47.8 million in 2004. Rates on long-term debt declined 69 basis points from 2003 due to BancGroup’s prepayment of $512 million in long term FHLB advances which had an average rate of 4.49%, and entrance into interest rate swaps to convert the interest rates on $575 million of long-term FHLB advances from fixed to floating rates.

Average Noninterest Earning Assets

Average noninterest earning assets increased $155 million to $1.3 billion from 2003 to 2004. The 2004 increase was due largely to an increase in bank-owned life insurance (BOLI) and noninterest earning assets obtained through acquisitions, such as goodwill and fixed assets.

Average Noninterest Bearing Liabilities

Average noninterest bearing liabilities increased by $370 million from 2003 to 2004, a 19% increase. This change primarily relates to the increase in average noninterest bearing deposits of $359 million from 2003 to 2004, a 19% increase (17% excluding the PCB acquisition). The noninterest bearing deposit mix remained constant at 20% of total deposits in both 2004 and 2003.

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

Noninterest Income

Noninterest income, excluding gains/losses on securities, derivatives, net cash settlement of derivatives and other nonrecurring items, increased $274 thousand, or 0.2%, from 2003 to 2004.

	Years Ended December 31,			Increase (Decrease)
				2004 Compared to 2003 (Restated)	% (Restated)	2003 Compared to 2002 (Restated)	% (Restated)
	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Service charges on deposit accounts	$58,467	$53,614	$44,941	$4,853	9.1%	$8,673	19.3%
Financial planning services	13,370	15,112	11,052	(1,742)	(11.5)	4,060	36.7
Electronic banking	12,604	10,186	8,257	2,418	23.7	1,929	23.4
Mortgage banking	8,433	17,233	14,004	(8,800)	(51.1)	3,229	23.1
Securities gains, net	7,544	4,813	5,701	2,731	56.7	(888)	(15.6)
Bank-owned life insurance	10,261	7,531	5,160	2,730	36.3	2,371	45.9
Net cash settlement of swap derivatives	16,567	11,470	5,961	5,097	44.4	5,509	92.4
Change in fair value of swap derivatives	(393)	(6,865)	18,885	6,472	94.3	(25,750)	(136.3)
Other income	26,348	25,533	17,808	815	3.2	7,725	43.4

Total noninterest income	$153,201	$138,627	$131,769	$14,574	10.5%	$6,858	5.2%

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

The net cash settlement and change in fair value of swap derivatives not designated as hedging instruments increased $5.1 million and $6.5 million, respectively, from 2003 due to changes in interest rates underlying the swap derivatives.

Other income for 2004 includes increased revenue from the Goldleaf Technology subsidiary and real estate joint ventures of $2 million and $1.8 million, respectively, and nonrecurring gains on sale of certain other assets of $1.7 million. The remainder of the change in other income included a decrease of $4.7 million in various other income items including option income offset by increases in fee income from mortgage warehouse lending custodial services and association services.

Noninterest Expense

Noninterest expense increased $48.2 million, or 13%, excluding loss on early extinguishment of debt, compared to 2003. Total noninterest expense, excluding early extinguishment of debt, to average assets was 2.43% in 2004. The addition of 30 new locations, including 16 through acquisitions, as well as acquisition related expenses during 2004 increased expenses by approximately $15 million, or 4%, over 2003.

	Years Ended December 31,			Increase (Decrease)
				2004 Compared to 2003 (Restated)	% (Restated)	2003 Compared to 2002 (Restated)	% (Restated)
	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Salaries and employee benefits	$218,095	$196,149	$164,235	$21,946	11%	$31,914	19%
Occupancy expense of bank premises, net	53,167	45,665	41,531	7,502	16	4,134	10
Furniture and equipment expenses	38,300	37,264	31,048	1,036	3	6,216	20
Professional services	19,356	14,871	12,994	4,485	30	1,877	14
Amortization of intangible assets	6,364	4,385	2,813	1,979	45	1,572	56
Advertising	8,477	8,319	6,964	158	2	1,355	19
Communications	10,692	9,317	8,771	1,375	15	546	6
Merger related expenses	1,999	271	874	1,728	638	(603)	(69)
Net losses related to the early extinguishment of debt	7,436	—	—	7,436	—	—	—
Other expenses	67,763	59,760	49,057	8,003	13	10,703	22

Total noninterest expense	$431,649	$376,001	$318,287	$55,648	15%	$57,714	18%

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

Occupancy expense for the year ended December 31, 2004 increased $7.5 million, or 16%. The increase was primarily the result of acquisitions, the opening of a new technology center in the fourth quarter of 2003 and the strategic repositioning of branches within our markets through the opening of 14 new locations and the closure of seven locations in Alabama.

Amortization of intangible assets increased $2.0 million, or 45%, during 2004. The increase in core deposit intangible amortization resulted from the 2004 acquisition of PCB and the 2003 acquisition of Sarasota Bank.

Professional services for the year ended December 31, 2004 increased $4.5 million, or 30%. The increase was related to legal fees and other professional services, associated with the growth of the Company.

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

Income Taxes

The effective income tax rate was 34.0% in 2004 and 33.9% in 2003. BancGroup is subject to a statutory federal tax rate of 35% and various state tax rates. For further information concerning the provision for income taxes, refer to Note 24, Income Taxes, in the Notes to Consolidated Financial Statements.

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

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at December 31,
	2004	2003	2002
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$500	$500
Federal Agency mortgage-backed securities	1,366	1,955	3,524
Federal Agency collateralized mortgage obligations	18	29	60
Obligations of state and political subdivisions	4,241	7,622	14,789
Other	27	281	1,133

Total investment securities	6,152	10,387	20,006

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	187,770	213,660	31,488
Federal Agency mortgage-backed securities	338,446	527,175	447,626
Federal Agency collateralized mortgage obligations	1,144,173	1,454,537	1,332,439
Private collateralized mortgage obligations	1,741,079	690,348	485,540
Obligations of state and political subdivisions	55,539	70,298	83,398
Other	180,395	144,303	237,638

Total securities available for sale	3,647,402	3,100,321	2,618,129

Total securities	$3,653,554	$3,110,708	$2,638,135

Securities to total assets	19.3%	19.1%	16.7%

Average securities to average earning assets	21.0%	18.8%	17.4%

Average duration (excluding equities)	3.64 years	4.23 years	N/A

The maturities of the Company’s securities portfolio at December 31, 2004 are as follows:

Contractual Maturity Distribution of Securities(2)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$—	—%	$—	—%	$—	—%	$500	7.25%
Federal Agency mortgage-backed securities and collateralized mortgage obligations	—	—%	147	7.30%	480	7.29%	757	7.12%
Obligations of state and political subdivisions(1)	1,494	5.52%	1,005	5.16%	1,488	5.55%	254	5.80%
Other	27	2.50%	—	—%	—	—%	—	—%

Total investment securities	1,521	5.47%	1,152	5.43%	1,968	5.97%	1,511	6.94%

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	1,012	4.90%	18,008	3.01%	120,169	4.08%	48,581	5.00%
Federal Agency mortgage-backed securities	—	—%	6,344	5.87%	10,671	6.45%	321,431	4.65%
Federal Agency collateralized mortgage obligations	—	—%	155	4.04%	21,566	4.71%	1,122,452	4.62%
Private collateralized mortgage obligations	—	—%	—	—%	22,027	4.38%	1,719,052	4.78%
Obligations of state and political subdivisions(1)	5,664	4.49%	32,928	4.57%	10,357	4.95%	6,590	5.17%
Other	174,469	3.94%	150	7.00%	—	—%	5,776	3.93%

Total available for sale securities	181,145	3.96%	57,585	4.22%	184,790	4.36%	3,223,882	4.71%

Total Securities	$182,666	3.97%	$58,737	4.24%	$186,758	4.38%	$3,225,393	4.71%

(1)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2)	These are contractual maturities, expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Deposits

BancGroup’s deposit structure consists of the following:

	December 31,		% of Total
	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)
	(In thousands)
Noninterest bearing demand deposits	$2,468,529	$2,024,487	20.8%	20.4%
Interest bearing demand deposits	4,533,792	3,461,529	38.2	34.9
Savings deposits	543,717	531,419	4.6	5.4

Non-time deposits	7,546,038	6,017,435	63.6	60.7
Brokered deposits	188,003	190,810	1.6	1.9
Certificates of deposit less than $100,000	1,974,292	1,802,760	16.6	18.2
Certificates of deposit $100,000 or more	1,784,437	1,540,274	15.1	15.5
Other time deposits	370,925	367,155	3.1	3.7

Total deposits	$11,863,695	$9,918,434	100.0%	100.0%

BancGroup is continuing to grow deposits throughout its market areas. Non-time deposits grew 25% in 2004, including 22% growth in noninterest bearing deposits (19% and 11%, respectively, excluding the impact of the PCB acquisition). Time deposits grew 11% in 2004 (7% excluding the PCB acquisition). The mix of non-time deposits remained unchanged from the end of the prior year at 64% of total deposits. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management supported by BancGroup’s marketing and treasury departments provide the Company with resources to remain competitive in its deposit markets.

The following restated chart details BancGroup’s non-time deposit base by state at December 31, 2004:

At December 31, 2004, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$468,633
Over 3 through 6	247,961
Over 6 through 12	456,387
Over 12	716,161

Total	$1,889,142

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

As a financial services provider, the Company routinely commits to extend credit, including loan commitments, letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for loans. Also, in the ordinary course of business, the Company enters into indemnification agreements, including underwriting agreements relating to offers and sales of its securities, acquisition agreements and various other business arrangements, such as relationships arising from service as a director or officer of the Company or its subsidiaries. For more information regarding off-balance sheet arrangements, see Note 8, Financial Instruments with Off-Balance Sheet Risk, in the Notes to the Consolidated Financial Statements.

Contractual Obligations

The Company enters into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations, and leases for premises and equipment. The table below summarizes contractual obligations as of December 31, 2004 except for obligations of short-term borrowing arrangements and pension and postretirement benefits plans. More information on these obligations is contained in Note 14, Short-Term Borrowings, and Note 19, Employee Benefit Plans.

The Company also enters into derivatives, which create contractual obligations, as part of its interest rate risk management process. For more information, see the “Interest Rate Risk” section and Note 10, Derivatives.

Contractual Obligations	Total (Restated)	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years (Restated)
	(In thousands)
Long-term debt(1)	$2,232,501	$53,330	$807,034	$426,125	$946,012
Operating leases	181,282	29,225	47,470	32,349	72,238
Time deposits	4,317,657	2,709,761	1,060,999	425,282	121,615

Total	$6,731,440	$2,792,316	$1,915,503	$883,756	$1,139,865

(1)	Excludes purchase accounting and hedge accounting market value adjustments.

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

Asset/liability management activities include lending, accepting and placing deposits, investing in securities, issuing debt and hedging interest rate risk. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest cost on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are highly correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

Colonial employs the following measurement techniques in the management of interest rate risk: simulation of earnings and simulation of the economic value of equity. These techniques are complementary and are used in concert to provide a comprehensive interest rate risk management capability.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, Colonial is able to measure the potential impact of different interest rate assumptions on pre-tax earnings. All balance sheet positions, including derivative financial instruments, are included in the model simulation.

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

Basis Points Change	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change (1) (Restated)
+200	4.25	3.8%
+100	3.25	2.5%
No rate change	2.25	—
–100	1.25	(3.1)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

Colonial also measures interest rate risk by simulating the impact of changes in interest rates to the market value of equity. The potential effect of these interest rate changes is derived from the impact of such changes on the market value of assets and liabilities. Colonial analyzes the changes in market value of equity to ensure that the Company maintains an adequate capital position.

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

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $1.4 billion, or 26% (22% excluding the PCB acquisition) from 2003. Total deposits increased by $1.9 billion, or 20% (14% excluding the effects of acquisitions), from December 31, 2003. With branches in four of the top five population growth states, retail deposits are a major component of BancGroup’s funding growth. BancGroup finished the year with 22% internal growth in average non-time deposits and 57% of the Company’s non-time deposits were in Florida.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to the emphasis on core deposit growth. The Company draws on a variety of funding sources to assist in funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines, repurchase agreements and issuances of commercial paper are sources for short-term borrowings. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is also an important part of BancGroup’s wholesale funding sources. Credit facilities with the FHLB are used for both short and long-term borrowings. As of December 31, 2004, the lendable collateral value pledged to FHLB amounted to $4 billion up from $2.9 billion the prior year. Continued loan growth is likely to increase the lendable collateral value and the FHLB will continue to provide an important source of wholesale liquidity. From time to time BancGroup has issued subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

Over the course of 2004, BancGroup focused on short-term borrowings to best manage its interest rate risk and to match the short-term funding requirement of mortgage warehouse lending cycles. By year end 2004, short-term borrowings from the FHLB had increased $600 million over 2003.

Short-term borrowings were comprised of the following at December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(In thousands)
FHLB borrowings	$1,250,000	$650,000	$555,000
Federal funds purchased	1,217,808	1,150,505	1,278,378
Repurchase agreements (retail)	360,127	400,694	493,725
Repurchase agreements (wholesale)	431,000	451,000	788,886
Commercial paper	—	—	15,065

Total Short-Term Borrowings	$3,258,935	$2,652,199	$3,131,054

Additional details regarding short-term borrowings are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At December 31
	(In thousands)
2004
FHLB borrowings	$1,250,000	$812,702	1.58%	2.44%
Federal funds purchased	1,402,178	1,220,059	1.39%	2.27%
Other short-term borrowings	934,134	873,274	0.98%	1.73%

	$3,586,312	$2,906,035	1.32%	2.20%

2003
FHLB borrowings	$1,450,000	$612,342	1.30%	1.37%
Federal funds purchased	1,991,264	1,432,460	1.18%	1.00%
Other short-term borrowings	1,384,930	932,588	1.14%	0.81%

	$4,826,194	$2,977,390	1.19%	1.03%

2002
FHLB borrowings	$555,000	$26,986	1.40%	1.30%
Federal funds purchased	1,468,417	1,093,420	1.68%	1.29%
Other short-term borrowings	1,347,197	938,745	1.90%	1.83%

	$3,370,614	$2,059,151	1.77%	1.52%

Long-term borrowings were comprised of the following at December 31, 2004, 2003, and 2002:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
FHLB borrowings (2)	$1,382,913	$1,577,209	$1,653,307
Repurchase agreements (long-term wholesale)	300,000	300,000	—
Subordinated notes (2)	265,873	270,703	272,492
Trust preferred securities (1)	—	—	178,000
Junior subordinated debentures (1)	302,412	286,598	—
Variable rate subordinated debentures	7,725	7,725	7,725
Convertible subordinated debentures	—	—	3,100
Other	2,034	—	—

Total Long-Term Borrowings	$2,260,957	$2,442,235	$2,114,624

(1)	Due to the adoption of FIN 46, trust preferred securities were deconsolidated and reclassified as junior subordinated debt.
(2)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 10, Derivatives, and Note 15, Long-Term Borrowings, to the Consolidated Financial Statements for further details.

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

Capital (dollars in thousands, restated):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangible assets plus trust preferred securities) (1)	$1,304,981
Tier II capital:
Allowable loan loss reserve	148,802
Subordinated debt	234,635
45% of net unrealized gains on available for sale equity securities	577

Total Capital	$1,688,995

Risk-Adjusted Assets	$14,825,977
Quarterly average assets (excluding intangible assets and unrealized gains/losses on securities available for sale)	$18,215,372

	December 31, 2004 (Restated)	December 31, 2003 (Restated)
Tier I Leverage Ratio	7.16%	7.55%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.80%	9.41%
Total Capital Ratio	11.39%	12.55%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

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

Net income for the year ended December 31, 2003 was $145.6 million compared to $151.5 million for the year ended December 31, 2002, a 4% decrease. Earnings per share for 2003 was $1.16, an 8% decrease compared to $1.26 for the previous year. This decrease resulted from a decline in the noninterest income recognized for interest rate swaps which were not designated for hedge accounting. The noninterest income related to these swaps declined $20.2 million, or 81%, from $24.8 million in 2002 to $4.6 million in 2003.

Net interest income for 2003 rose 9% over the prior year. The net interest margin decreased 17 basis points to 3.38% for 2003 compared to 3.55% for 2002 due to market rate declines and the change in mix of earning assets. Average earning assets increased 14%, however the average yield on these assets dropped 78 basis points to 5.31% compared to 6.09% in 2002. Interest bearing liabilities increased 13% while rates decreased 67 basis points to 2.24% in 2003 from 2.91% in 2002.

Average total loans grew $1 billion or 10% in 2003 over 2002. The mortgage warehouse lending portfolio accounted for $365 million of the overall increase for 2003. The record low mortgage rates available in 2002 and 2003 resulted in large increases in average loans for this division as overall mortgage activity, both refinancings and purchases, reached record levels.

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

The average cost of interest bearing liabilities decreased 67 basis points due to a lower average cost of funds in 2003. This decline was primarily the result of a shift in deposit mix to non-time deposits from time deposits, increased short term borrowings, and continued repricing of deposits and other borrowings due to declines in market rates. The percentage of average non-time deposits to total average deposits has improved significantly with the ratio at 58% in 2003 and 51% in 2002.

Average non-time interest bearing deposits grew $605,000, or 20.4% in 2003 (20.2% excluding acquisitions). The average rate on interest bearing deposits excluding time deposits dropped 40 basis points to 0.83% for 2003 compared to 1.23% for 2002. The rate on time deposits declined to an average of 2.82% in 2003 compared to 3.48% in 2002.

Average noninterest bearing deposits increased $388 million from 2002 to 2003, a 27% increase (26% excluding acquisitions). As a result of this growth and the Company’s continuing effort to increase low cost or no cost deposits, the noninterest bearing deposit mix improved to 20% of total deposits in 2003 up from 17% in 2002.

Total borrowings increased in 2003 due to earning asset growth and a decline in time deposits discussed above. The percentage of average total borrowings to average total assets was 33% for 2003 compared to 29% in 2002. The increase was primarily short term in nature in order to fund the short term increases in mortgage warehouse lending, mortgage loans held for sale and floating rate loan demand.

Average noninterest earning assets increased $203 million to $1.1 billion from 2002 to 2003. The increase was due largely to an increase in BOLI and noninterest earning assets obtained through acquisitions, such as goodwill and fixed assets.

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

Noninterest income for the year ended 2003 was $139 million, an increase of 5% over 2002. Increases in revenues from service charges on deposit accounts, financial planning services, electronic banking services, mortgage banking and net cash settlement of swap derivatives of 19%, 37%, 23%, 23% and 92%, respectively, were substantially offset by a 136% decrease in the change in fair value of swap derivatives.

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

The net cash settlement and change in fair value of swap derivatives not designated as hedging instruments increased $5.5 million and decreased $25.8 million, respectively, from 2002 due to changes in interest rates underlying the swap derivatives.

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

Occupancy expense for the year ended December 31, 2003 increased $4.1 million. The increase was primarily the result of acquisitions, a new technology center that opened in the fourth quarter of 2003 and the strategic repositioning of branches within our markets.

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

Income taxes were $74.8 million in 2003, a decrease of $5.6 million from 2002. The effective income tax rate was 33.9 percent in 2003 and 34.5 percent in 2002. BancGroup is subject to a statutory federal tax rate of 35 percent and various state tax rates.

Our tier I capital and total capital ratios were 9.41% (restated) and 12.55% (restated), respectively, at December 31, 2003, and 7.86% (restated) and 11.03% (restated), respectively, at December 31, 2002. Our leverage ratio at December 31, 2003, was 7.55% (restated) and at December 31, 2002, 6.57% (restated).

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report to our stockholders and our Annual Report on Form 10-K/A contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

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

The holding company, its subsidiary bank and certain nonbank subsidiaries are heavily regulated by federal agencies. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to discussions of regulatory considerations contained in Item 1 – Business and Note 17, Regulatory Matters and Restrictions.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Payment of Dividends and Other Restrictions” in Item 1 and Note 17, Regulatory Matters and Restrictions.

Our accounting policies and methods determine how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 2, Summary of Significant Accounting and Reporting Policies, to the Consolidated Financial Statements describes our significant accounting policies.

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

To The Board of Directors and Shareholders of

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

As described in Note 1 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that The Colonial BancGroup, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness over the classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit and junior subordinated debt based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004. As of December 31, 2004, the Company did not maintain effective controls to ensure the appropriate classification of certain interest rate swaps and the related valuation of the hedged brokered certificates of deposit and junior subordinated debt. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps. This control deficiency could result in a misstatement to the interest rate swap derivative accounts, the brokered certificate of deposit accounts and the junior subordinated debt accounts that would cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Company’s 2004 consolidated financial statements and the first, second and third quarter interim consolidated financial statements for 2004 and 2005. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 1 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, “Management’s Report on Internal Control Over Financial Reporting” has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that The Colonial BancGroup, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Colonial BancGroup, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/S/    PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama

March 10, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of “Management’s Report on Internal Control Over Financial Reporting,” as to which the date is February 13, 2006

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2004 (Restated)	2003 (Restated)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$296,889	$338,336
Interest bearing deposits in banks	3,828	6,839
Federal funds sold	82,160	542
Securities purchased under agreements to resell	221,491	—
Securities available for sale	3,647,402	3,100,321
Investment securities (market value: 2004, $6,503; 2003, $11,006)	6,152	10,387
Loans held for sale	678,496	378,324
Total loans, net of unearned income:
Mortgage warehouse loans	1,114,923	982,488
All other loans	11,742,888	10,606,407
Less:
Allowance for loan losses	(148,802)	(138,549)

Loans, net	12,709,009	11,450,346
Premises and equipment, net	270,236	246,170
Goodwill	352,536	253,476
Other intangibles, net	41,604	28,714
Other real estate owned	9,865	17,821
Bank-owned life insurance	315,739	182,857
Accrued interest and other assets	261,203	253,846

Total	$18,896,610	$16,267,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,468,529	$2,024,487
Interest bearing transaction accounts	5,077,509	3,992,948

Total transaction accounts	7,546,038	6,017,435
Time	4,317,657	3,900,999

Total deposits	11,863,695	9,918,434
Short-term borrowings	3,258,935	2,652,199
Subordinated debt	273,598	278,428
Junior subordinated debt	302,412	286,598
Other long-term debt	1,684,947	1,877,209
Accrued expenses and other liabilities	114,732	69,659

Total liabilities	17,498,319	15,082,527

Contingencies and commitments (Notes 8, 17, 21)

Shareholders’ equity
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at December 31, 2004 and December 31, 2003, respectively	—	—
Common Stock, $2.50 par value; 200,000,000 shares authorized; 133,823,776 and 126,974,668 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	334,559	317,437
Additional paid in capital	343,694	237,134
Retained earnings	729,715	632,473
Unearned compensation	(449)	(1,134)
Accumulated other comprehensive loss, net of taxes	(9,228)	(458)

Total shareholders’ equity	1,398,291	1,185,452

Total	$18,896,610	$16,267,979

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$691,801	$667,691	$670,218
Interest and dividends on securities:
Taxable	144,301	103,027	102,281
Nontaxable	3,195	3,997	4,968
Dividends	5,278	5,460	5,004
Interest on federal funds sold and other short-term investments	3,442	633	960

Total interest income	848,017	780,808	783,431

Interest Expense:
Interest on deposits	148,135	142,312	186,402
Interest on short-term borrowings	38,303	35,556	36,548
Interest on long-term debt	94,331	107,792	105,272

Total interest expense	280,769	285,660	328,222

Net Interest Income	567,248	495,148	455,209
Provision for loan losses	26,994	37,378	35,980

Net Interest Income After Provision for Loan Losses	540,254	457,770	419,229

Noninterest Income:
Service charges on deposit accounts	58,467	53,614	44,941
Financial planning services	13,370	15,112	11,052
Electronic banking	12,604	10,186	8,257
Mortgage banking	8,433	17,233	14,004
Mortgage warehouse fees	1,244	532	—
Securities gains, net	7,544	4,813	5,701
Bank-owned life insurance	10,261	7,531	5,160
Net cash settlement of swap derivatives	16,567	11,470	5,961
Change in fair value of swap derivatives	(393)	(6,865)	18,885
Other income	25,104	25,001	17,808

Total noninterest income	153,201	138,627	131,769

Noninterest Expense:
Salaries and employee benefits	218,095	196,149	164,235
Occupancy expense of bank premises, net	53,167	45,665	41,531
Furniture and equipment expenses	38,300	37,264	31,048
Professional services	19,356	14,871	12,994
Amortization of intangible assets	6,364	4,385	2,813
Advertising	8,477	8,319	6,964
Communications	10,692	9,317	8,771
Merger related expenses	1,999	271	874
Net losses related to the early extinguishment of debt	7,436	—	—
Other expenses	67,763	59,760	49,057

Total noninterest expense	431,649	376,001	318,287

Income from continuing operations before income taxes	261,806	220,396	232,711
Applicable income taxes	88,929	74,785	80,377

Income from Continuing Operations	172,877	145,611	152,334
Discontinued Operations:
Loss from discontinued operations, net of income taxes of $(445) for the year ended December 31, 2002	—	—	(846)

Net Income	$172,877	$145,611	$151,488

Earnings per share—Income from continuing operations:
Basic	$1.32	$1.17	$1.27
Diluted	1.31	1.16	1.26
Earnings per share—Net income:
Basic	$1.32	$1.17	$1.27
Diluted	1.31	1.16	1.26
Average number of shares outstanding:
Basic	131,144	124,615	119,583
Diluted	132,315	125,289	120,648

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Net income	$172,877	$145,611	$151,488
Other comprehensive income, net of taxes:
Unrealized (losses)/gains on securities available for sale arising during the period, net of income taxes of $(2,113), $(8,389), and $6,694 in 2004, 2003, and 2002, respectively	(3,867)	(16,136)	12,909
Less: reclassification adjustment for net gains on securities available for sale included in net income, net of income taxes of $2,641, $1,636, and $1,967 in 2004, 2003, and 2002, respectively	(4,903)	(3,177)	(3,734)

Comprehensive income	$164,107	$126,298	$160,663

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003, and 2002

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings (Restated)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Restated)
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2001	115,244,185	$288,110	$102,980	$—	$467,163	$(3,159)	$9,680	$864,774
Shares issued under:
Directors plan	86,638	217	709					926
Stock option plans	211,126	528	1,793					2,321
Stock bonus plan, net of cancellations	48,880	122	780			381		1,283
Employee Stock Purchase Plan	32,820	82	365					447
Issuance of shares for business combinations	8,016,376	20,041	93,989	40,501				154,531
Purchase of treasury stock				(40,501)				(40,501)
Net income					151,488			151,488
Cash dividends ($.52 per share)					(61,965)			(61,965)
Conversion of 7½% convertible debt	59,990	150	270					420
Change in unrealized gain on securities available for sale, net of taxes							9,175	9,175

Balance, December 31, 2002	123,700,015	309,250	200,886	—	556,686	(2,778)	18,855	1,082,899
Shares issued under:
Directors plan	63,945	160	733					893
Stock option plans	385,348	963	3,203					4,166
Stock bonus plan, net of cancellations	(33,270)	(83)	(614)			1,644		947
Employee Stock Purchase Plan	34,890	87	389					476
Issuance of shares for business combination	2,399,852	6,000	30,574					36,574
Net income					145,611			145,611
Cash dividends ($.56 per share)					(69,824)			(69,824)
Conversion of 7½% convertible debt	328,245	821	1,477					2,298
Conversion of 7% convertible debt	95,643	239	486					725
Change in unrealized loss on securities available for sale, net of taxes							(19,313)	(19,313)

Balance, December 31, 2003	126,974,668	317,437	237,134	—	632,473	(1,134)	(458)	1,185,452
Shares issued under:
Directors plan	70,770	176	686					862
Stock option plans	715,180	1,788	4,653					6,441
Stock bonus plan, net of cancellations	2,490	6	(77)			685		614
Employee Stock Purchase Plan	30,234	76	497					573
Issuance of shares for business combination	6,030,434	15,076	92,469					107,545
Tax benefit from nonqualified stock options			8,332					8,332
Net income					172,877			172,877
Cash dividends ($.58 per share)					(75,635)			(75,635)
Change in unrealized loss on securities available for sale, net of taxes							(8,770)	(8,770)

Balance, December 31, 2004	133,823,776	$334,559	$343,694	$—	$729,715	$(449)	$(9,228)	$1,398,291

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Cash flows from operating activities:
Net income	$172,877	$145,611	$151,488
Adjustments to reconcile net income:
Depreciation, amortization and accretion	6,733	16,510	18,803
Change in fair value of swap derivatives	393	6,865	(18,885)
Provision for loan loss	26,994	37,378	35,980
Deferred taxes	(2,904)	(3,006)	7,397
Gain on sale of securities, net	(7,544)	(4,813)	(5,701)
Net increase in loans held for sale	(300,172)	(31,223)	(311,648)
Decrease in interest and other receivables	21,150	24,073	19,446
Increase in prepaids	(11,049)	(6,874)	(4,132)
Increase in other assets	(464)	(5,967)	(13,912)
Increase (decrease) in accrued expenses & accounts payable	47,576	(6,387)	(41,534)
Increase in accrued income taxes	236	387	—
Decrease in interest payable	(229)	(6,784)	(7,130)
Other, net	1,107	1,926	2,231

Total adjustments	(218,173)	22,085	(319,085)

Net cash flows from operating activities	(45,296)	167,696	(167,597)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	413,929	1,230,361	1,212,521
Proceeds from sales of securities available for sale	1,303,670	1,010,745	287,431
Purchases of securities available for sale	(2,201,606)	(2,746,098)	(2,197,181)
Proceeds from maturities of investment securities	4,272	9,872	10,205
Increase in securities purchased under agreements to resell	(221,491)	—	—
Purchase of investment securities	—	—	(108)
Net (increase) decrease in loans	(781,358)	212,076	(779,985)
Purchase of bank owned life insurance	(100,000)	(80,000)	—
Net cash received in bank acquisitions	31,312	11,238	56,541
Capital expenditures	(44,744)	(46,060)	(67,659)
Proceeds from sale of other real estate owned	23,118	20,656	11,957
Proceeds from sale of premises and equipment	2,447	4,751	18,515
Proceeds from sale of other assets	3,060	—	—
Net cash paid for equity investments	(2,321)	(6,360)	(4,091)

Net c.ash flows from investing activities	(1,569,712)	(378,819)	(1,451,854)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	1,396,649	377,854	458,485
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	568,976	(488,882)	1,010,971
Proceeds from issuance of long-term debt, net	502,034	449,681	446,591
Repayment of long-term debt	(746,909)	(136,052)	(165,585)
Purchase of treasury stock	—	—	(40,501)
Proceeds from sale of treasury stock	147	—	—
Proceeds from issuance of common stock	6,906	4,642	2,768
Dividends paid	(75,635)	(69,824)	(61,965)

Net cash flows from financing activities	1,652,168	137,419	1,650,764

Net increase (decrease) in cash and cash equivalents	37,160	(73,704)	31,313
Cash and cash equivalents at beginning of year	345,717	419,421	388,108

Cash and cash equivalents at December 31	$382,877	$345,717	$419,421

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$280,503	$292,444	$335,371
Income taxes	87,969	73,000	79,010
Non-cash investing activities:
Transfer of loans to loans held for sale	$3,925	$—	$—
Transfer of loans to other real estate	$14,312	$17,065	$16,325
Deconsolidation of special purpose trusts:
Recognition of the equity investments in the special purpose trusts	—	5,505	—
Non-cash financing activities:
Conversion of subordinated debentures to common stock	—	3,023	420
Common stock received for exercise of stock options	147	—	—
Assets (non-cash) acquired in business combinations	723,697	179,494	786,390
Liabilities assumed in business combinations	647,464	154,158	688,400
Reissuance of treasury stock for business combinations	—	—	40,501
Deconsolidation of special purpose trusts:
Removal of the special purpose trusts’ preferred securities	—	296,827	—
Recognition of the junior subordinated debts in the special purpose trusts	—	305,425	—

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Restatement

The Colonial BancGroup, Inc. is restating its consolidated financial statements and other financial information to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In 2005 and prior years, the Company entered into interest rate swap agreements on brokered certificates of deposit (CD swaps) and junior subordinated debt (junior subordinated debt swaps) that were accounted for as fair value hedges under SFAS No. 133. The Company elected a method of fair value hedge accounting, commonly referred to as the “abbreviated” method of hedge accounting described in paragraph 65 of SFAS No. 133, which allowed the Company to assume no ineffectiveness in these transactions as long as critical terms did not change. The Company recently concluded that the CD swaps and junior subordinated debt swaps did not qualify for these methods in the periods covered by the restatement. In retrospect, the CD swaps did not comply due to the death puts contained in the brokered CDs, which allow the estate of the CD holder to require the bank to redeem the CD in the event of the CD holder’s death. In addition, the junior subordinated debt swaps did not comply due to interest deferral features present in the junior subordinated debt. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered certificates of deposit and junior subordinated debt and results in all fair value changes for the interest rate swaps being recognized in noninterest income. Additionally, the net cash settlement payments received during each of the affected periods for these interest rate swaps were reclassified from interest expense on brokered certificates of deposit and junior subordinated debt to noninterest income. Adjustments were also made for other non-significant items.

The following tables reflect a summary of both the originally reported and the restated amounts:

Consolidated Statements of Condition:

	December 31, 2004		December 31, 2003
	As Previously Reported (1)	As Restated	As Previously Reported (1)	As Restated
	(In thousands)
Accrued interest and other assets	$261,743	$261,203	$259,169	$253,846
Total assets	18,897,150	18,896,610	16,273,302	16,267,979
Time deposits	4,315,645	4,317,657	3,900,944	3,900,999
Total deposits	11,861,683	11,863,695	9,918,379	9,918,434
Junior subordinated debt	313,213	302,412	299,917	286,598
Accrued expenses and other liabilities	111,159	114,732	68,865	69,659
Total liabilities	17,503,535	17,498,319	15,094,997	15,082,527
Retained earnings	725,039	729,715	625,326	632,473
Total shareholders’ equity	$1,393,615	$1,398,291	$1,178,305	$1,185,452

(1)	Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income:

	Years Ended December 31,
	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Net interest income	$584,516	$567,248	$506,643	$495,148	$461,170	$455,209
Provision for loan losses	26,994	26,994	37,378	37,378	35,980	35,980
Noninterest Income:
Net cash settlement of interest rate swap derivatives	—	16,567	—	11,470	—	5,961
Change in fair value of interest rate swap derivatives	—	(393)	—	(6,865)	—	18,885
Other noninterest income	138,027	137,027	133,022	134,022	106,923	106,923

Total noninterest income	138,027	153,201	133,022	138,627	106,923	131,769
Noninterest expense	429,870	431,649	375,124	376,001	317,370	318,287

Income from continuing operations before income taxes	265,679	261,806	227,163	220,396	214,743	232,711
Applicable income taxes	90,331	88,929	77,236	74,785	73,872	80,377
Loss from discontinued operations, net of income taxes	—	—	—	—	(846)	(846)

Net income	$175,348	$172,877	$149,927	$145,611	$140,025	$151,488

Diluted earnings per share (net income):
Net income	$1.33	$1.31	$1.20	$1.16	$1.16	$1.26
Impact of accounting correction		$(0.01)		$(0.04)		$0.10
Impact of other non-significant adjustments		$(0.01)		$—		$—
Average diluted shares outstanding	132,315	132,315	125,289	125,289	120,648	120,648

Consolidated Statements of Changes in Shareholders’ Equity:

	December 31,
	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Balance, beginning of period	$1,178,305	$1,185,452	$1,071,436	$1,082,899	$864,774	$864,774
Increase attributable to net income	175,348	172,877	149,927	145,611	140,025	151,488
Balance, end of period	1,393,615	1,398,291	1,178,305	1,185,452	1,071,436	1,082,899

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the following Notes to Consolidated Financial Statements have been restated: 2, 3, 10, 13, 15, 17, 18, 24, 25, 26, 27 and 28.

Note 2.    Summary of Significant Accounting and Reporting Policies

The Colonial BancGroup, Inc. (“BancGroup”, “Colonial” or the “Company”) and its subsidiaries operate predominantly in the domestic commercial banking industry. The accounting and reporting policies of BancGroup and its subsidiaries conform to the accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

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

Cash and Cash Equivalents

BancGroup considers cash and highly liquid investments with original maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest bearing deposits in banks and federal funds sold. The 2004 amounts have been reclassified to exclude securities purchased under agreements to resell from cash equivalents because of the Company’s determination that the benefit of these assets is better reflected as an investing activity.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

BancGroup accounts for business combinations using the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Refer to Note 3 for further information about the Company’s business combinations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment if events or circumstances indicate that there may be impairment. All of BancGroup’s other intangible assets have finite lives ranging from six to eight years. Refer to Note 12 for further information about the Company’s goodwill and other intangible assets.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s actual and pro forma information follows (in thousands, except per share data):

	Years Ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net income:
As reported	$172,877	$145,611	$151,488
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,374)	(1,585)	(2,043)

Pro forma net income	$171,503	$144,026	$149,445

Basic earnings per share:
As reported	$1.32	$1.17	$1.27
Pro forma	$1.31	$1.16	$1.25
Diluted earnings per share:
As reported	$1.31	$1.16	$1.26
Pro forma	$1.30	$1.15	$1.24

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

For derivatives not designated as hedging instruments, all changes in fair value are recognized in noninterest income during the period of change. The net cash settlement on these derivatives is included in noninterest income.

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

Note 3.    Business Combinations

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

	2004 (Restated)	2003 (Restated)
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$577,203	$521,351
Net Income	174,038	151,765
Basic EPS	1.30	1.16
Diluted EPS	1.29	1.15

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

Note 4.    Securities

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The securities above consist of government agency debentures, agency collateralized mortgage obligations (CMO’s) and mortgage-backed securities, AAA-rated private CMO’s, and preferred securities. As of December 31, 2004, there were 103 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

Note 5.    Loans

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 6.    Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2004	2003	2002
	(In thousands)
Balance, January 1	$138,549	$135,265	$122,200
Addition due to acquisitions	6,857	1,377	7,834
Provision charged to income	26,994	37,378	35,980
Loans charged off	(29,811)	(41,427)	(35,634)
Recoveries	6,213	5,956	4,885

Balance, December 31	$148,802	$138,549	$135,265

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Discontinued Operations

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

Note 8.    Financial Instruments with Off-Balance Sheet Risk

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

Note 9.    Variable Interest Entities

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

Note 10.    Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Swaps

At December 31, 2004, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CDs, long-term FHLB advances and commercial loans. The fair value and related notional amounts (in thousands) of all interest rate swaps by category as of December 31, 2004 and December 31, 2003 are shown below:

	December 31, 2004 (Restated)		December 31, 2003 (Restated)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair Value Hedges
Interest rate swaps hedging long-term FHLB advances	$575,000	$11,949	$—	$—
Interest rate swaps hedging subordinated debt	250,000	15,873	250,000	20,704
Interest rate swaps hedging loans	6,417	(25)	2,333	(150)

	$831,417	$27,797	$252,333	$20,554

Nonhedging Derivatives
Interest rate swaps on junior subordinated debt	$270,000	$10,009	$270,000	$11,354
Interest rate swaps on brokered CDs	150,000	(814)	60,000	(88)

	$420,000	$9,195	$330,000	$11,266

Fair Value Hedges

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the years ended December 31, 2004, 2003, and 2002.

Nonhedging Derivatives

For derivatives not designated as hedging instruments, all changes in fair value are recognized in noninterest income during the period of change. The net cash settlement of these derivatives is included in noninterest income.

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

Note 11.    Premises and Equipment

Premises and equipment are summarized as follows:

	2004	2003
	(In thousands)
Land	$70,683	$61,455
Bank premises	166,966	145,013
Equipment	129,752	116,463
Leasehold improvements	40,359	34,792
Construction in progress	11,652	25,413
Automobiles and airplane	24,870	24,827

Total	444,282	407,963

Less accumulated depreciation and amortization	(174,046)	(161,793)

Premises and equipment, net	$270,236	$246,170

Depreciation expense for premises and equipment amounted to $26,913,000 in 2004, $25,234,000 in 2003 and $24,767,000 in 2002.

Note 12.    Goodwill and Other Intangible Assets

A summary of goodwill by reportable segment follows (in thousands):

	December 31, 2002	Goodwill acquired	Purchase accounting adjustments	Impairment losses	December 31, 2003	Goodwill acquired	Purchase accounting adjustments	Impairment losses	December 31, 2004
Alabama Regional Bank Segment	$28,477	$—	$—	$—	$28,477	$—	$—	$—	$28,477
Florida Regional Bank Segment	108,906	26,041	258	—	135,205	98,954	106	—	234,265
Georgia Regional Bank Segment	5,491	—	—	—	5,491	—	—	—	5,491
Nevada Regional Bank Segment	15,745	—	—	—	15,745	—	—	—	15,745
Texas Regional Bank Segment	60,101	—	—	—	60,101	—	—	—	60,101
Corporate/Treasury/Other	6,957	—	1,500	—	8,457	—	—	—	8,457

Total	$225,677	$26,041	$1,758	$—	$253,476	$98,954	$106	$—	$352,536

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill acquired during 2004 is related to the PCB acquisition and is further discussed in Note 3. Purchase accounting adjustments recorded during 2004 are related to refinement of original estimates recorded for the acquisition of Sarasota Bank in October of 2003.

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

Note 13.    Time Deposits

Certificates of deposit of less than $100,000 totaled $2.2 billion at December 31, 2004, while certificates of deposit of $100,000 or more totaled $1.8 billion. Other time deposits, which consist primarily of IRA’s, totaled $0.4 billion. At December 31, 2004, the scheduled maturities of time deposits (restated) were as follows:

(In thousands)
2005	$2,709,761
2006	692,658
2007	368,341
2008	179,072
2009	246,210
Thereafter	121,615

Total	$4,317,657

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Short-Term Borrowings

Short-term borrowings are summarized as follows:

	2004	2003	2002
	(In thousands)
FHLB borrowings	$1,250,000	$650,000	$555,000
Federal funds purchased	1,217,808	1,150,505	1,278,378
Repurchase agreements (retail)	360,127	400,694	493,725
Repurchase agreements (wholesale)	431,000	451,000	788,886
Commercial paper	—	—	15,065

Total	$3,258,935	$2,652,199	$3,131,054

BancGroup is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2004 and 2003, the Company had borrowings of $2.6 billion and $2.2 billion outstanding, of which $1.4 billion and $1.6 billion, respectively, are included in long-term debt. The remaining $1.3 billion and $650 million were included in short-term borrowings at each year-end. FHLB credit availability at December 31, 2004 was $1.4 billion based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit, and second mortgage loans, along with specified mortgage-backed securities.

Note 15.    Long-Term Borrowings

Long-term borrowings are summarized as follows:

	2004 (Restated)	2003 (Restated)
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	265,873	270,703
Junior subordinated debt	302,412	286,598
FHLB borrowings	1,382,913	1,577,209
Repurchase agreements (wholesale)	300,000	300,000
Other	2,034	—

Total	$2,260,957	$2,442,235

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

Due to Colonial’s adoption of FIN 46 on July 1, 2003, all of its trust preferred securities were deconsolidated (refer to Note 9 for further information). As a result, the trust preferred securities are no longer reflected on Colonial’s consolidated statement of condition, and instead it now reflects the junior subordinated debt that was issued to the special purpose trusts. The junior subordinated debt has the same terms as the trust preferred securities.

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

Colonial had long-term FHLB Borrowings outstanding of $1.4 billion and $1.6 billion at December 31, 2004 and 2003, respectively. These borrowings bear interest rates of 1.84% to 6.22% and mature from 2005 to 2014. During 2004, the Company entered into interest swap agreements to convert $575 million of existing FHLB advances to a weighted floating rate of 3-month LIBOR plus 1.2843%. These advances had a weighted average fixed rate of 4.9076%. The total fair market value of the swaps at December 31, 2004 was $11.9 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Colonial had a long-term security repurchase agreement in the amount of $300 million outstanding at December 31, 2004. The arrangement matures in August 2006 and bears interest at a rate of 1-month LIBOR plus 0.04%.

At December 31, 2004, long-term debt, including the current portion, is scheduled to mature as follows:

	Parent Only (Restated)	Consolidated BancGroup (Restated)
	(In thousands)
2005	$—	$53,330
2006	—	705,199
2007	—	101,835
2008	7,725	218,125
2009	—	208,000
Thereafter	302,063	946,012

Subtotal	309,788	2,232,501
Purchase accounting fair value adjustments	349	634
Hedge accounting fair value adjustments	—	27,822

Total	$310,137	$2,260,957

Note 16.    Capital Stock

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

Note 17.    Regulatory Matters and Restrictions

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

	Actual		For Capital Adequacy Purposes Amount	Ratio		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)				Amount	Ratio
	(In thousands, restated)
As of December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$1,688,995	11.39%	$1,186,078	≥	8.0%
Colonial Bank	1,587,346	10.72	1,184,096	≥	8.0	$1,480,120	≥	10.0%
Tier I Capital (to risk weighted assets)
Consolidated	1,304,981	8.80	593,039	≥	4.0
Colonial Bank	1,207,967	8.16	592,048	≥	4.0	888,072	≥	6.0
Tier I Capital (to average assets)(2)
Consolidated	1,304,981	7.16	728,615	≥	4.0
Colonial Bank	1,207,967	6.64	727,761	≥	4.0	909,701	≥	5.0
As of December 31, 2003
Total Capital (to risk weighted assets)
Consolidated	$1,575,594	12.55%	$1,004,133	≥	8.0%
Colonial Bank	1,481,103	11.83	1,001,206	≥	8.0	$1,251,508	≥	10.0%
Tier I Capital (to risk weighted assets)
Consolidated	1,180,856	9.41	502,066	≥	4.0
Colonial Bank	1,092,544	8.73	500,603	≥	4.0	750,905	≥	6.0
Tier I Capital (to average assets)(2)
Consolidated	1,180,856	7.55	625,426	≥	4.0
Colonial Bank	1,092,544	7.01	640,359	≥	4.0	800,449	≥	5.0

(1)	These ratios are subject to regulatory review
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average assets, excluding intangible assets and unrealized gains/losses on securities available for sale. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Note 18.    Leases

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for all leases amounted to $31,968,000 in 2004, $29,806,000 in 2003 and $25,563,000 in 2002.

Note 19.    Employee Benefit Plans

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 20.    Stock Plans

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21.    Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2004 will have a materially adverse effect on BancGroup’s financial statements.

Note 22.    Related Parties

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

Refer to Note 5 for information on related party loans.

Note 23.    Merger Related Expenses

The Company has recognized external merger related expenses totaling $1,999,000, $271,000 and $874,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. These costs are comprised primarily of travel, training, marketing, retention bonuses, and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24.    Income Taxes

The components of the provision for income taxes were as follows:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Currently payable
Federal	$87,881	$75,688	$70,277
State	3,952	2,103	2,258
Deferred	(2,904)	(3,006)	7,397

Total	$88,929	$74,785	$79,932

The provision for income taxes is presented in the income statement as follows:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Continuing operations	$88,929	$74,785	$80,377
Discontinued operations	—	—	(445)

Total	$88,929	$74,785	$79,932

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
	(In thousands)
Tax at statutory rate on pre-tax income	$91,586	$77,056	$81,213
Add:
Tax-exempt income	(5,282)	(1,785)	(3,767)
Other	2,625	(486)	2,486

Total income taxes	$88,929	$74,785	$79,932

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of BancGroup’s net deferred tax asset as of December 31, 2004 and 2003, were as follows:

	2004 (Restated)	2003 (Restated)
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$55,897	$48,109
Accrued expenses	6,311	4,625
Other	1,995	5,882
Unrealized loss on securities available for sale	4,969	197

Total deferred tax asset	69,172	58,813

Deferred tax liabilities:
Fixed assets	3,897	2,911
Intangible assets	14,812	6,891
Other	10,364	4,843

Total deferred tax liability	29,073	14,645

Net deferred tax asset	$40,099	$44,168

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

Note 25.    Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income (Restated)	Shares	Per Share Amount (Restated)
	(In thousands, except per share amounts)
2004
Basic EPS
Income from continuing operations	$172,877	131,144	$1.32
Effect of dilutive securities:
Options		1,171

Diluted EPS	$172,877	132,315	$1.31

2003
Basic EPS
Income from continuing operations	$145,611	124,615	$1.17
Effect of dilutive securities:
Options		523
Convertible debentures	57	151

Diluted EPS	$145,668	125,289	$1.16

2002
Basic EPS
Income from continuing operations	$152,334	119,583	$1.27
Effect of dilutive securities:
Options		586
Convertible debentures	155	479

Diluted EPS	$152,489	120,648	$1.26

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 536 thousand, 996 thousand and 587 thousand in 2004, 2003 and 2002, respectively.

Discontinued operations, net of taxes, had no effect on either basic or diluted earnings per share for 2004, 2003 and 2002.

Note 26.    Fair Value of Financial Instruments

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

The estimated fair values of BancGroup’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount (Restated)	Fair Value	Carrying Amount (Restated)	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$604,368	$604,368	$345,717	$345,717
Securities available for sale	3,647,402	3,647,402	3,100,321	3,100,321
Investment securities	6,152	6,503	10,387	11,006
Loans held for sale	678,496	678,496	378,324	378,324
Loans	12,857,811		11,588,895
Less: allowances for loan losses	(148,802)		(138,549)

Loans, net	12,709,009	12,786,238	11,450,346	11,610,298

Total	$17,645,427	$17,723,007	$15,285,095	$15,445,666

Financial liabilities:
Deposits	$11,863,695	$11,646,798	$9,918,434	$9,788,033
Short-term borrowings	3,258,935	3,540,378	2,652,199	3,318,573
Long-term debt	2,260,957	2,305,600	2,442,235	2,046,772

Total	$17,383,587	$17,492,776	$15,012,868	$15,153,378

Derivatives:
Interest rate swaps	$36,992	$36,992	$31,820	$31,820

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 27.    Segment Information

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/Treasury Other	Consolidated BancGroup
	(Dollars in thousands, restated)
Year Ended December 31, 2004
Net interest income before intersegment income / expense	$229,894	$68,564	$117,909	$54,200	$40,933	$45,739	$10,009	$567,248
Intersegment interest income / expense	14,430	(15,686)	36,981	(3,876)	(2,864)	(7,434)	(21,551)	—

Net interest income	244,324	52,878	154,890	50,324	38,069	38,305	(11,542)	567,248
Provision for loan losses	11,305	331	6,788	855	1,504	1,781	4,430	26,994
Noninterest income	39,559	2,905	47,018	7,953	5,231	4,867	45,668	153,201
Noninterest expense	153,334	5,533	114,951	26,981	22,639	25,634	82,577	431,649

Income/(loss) before income taxes	$119,244	$49,919	$80,169	$30,441	$19,157	$15,757	$(52,881)	261,806

Income taxes								88,929

Net Income								$172,877

Total Assets	$6,731,447	$2,053,150	$3,895,614	$1,302,704	$787,735	$1,055,977	$3,069,983	$18,896,610
Total Deposits	$5,781,801	$283,743	$3,700,810	$767,565	$516,978	$507,841	$304,957	$11,863,695

Year Ended December 31, 2003
Net interest income before intersegment income / expense	$198,524	$74,092	$124,519	$56,237	$34,594	$43,407	$(36,225)	$495,148
Intersegment interest income / expense	4,873	(24,368)	25,226	(5,144)	(2,580)	(3,804)	5,797	—

Net interest income	203,397	49,724	149,745	51,093	32,014	39,603	(30,428)	495,148
Provision for loan losses	18,487	1,374	10,824	2,517	1,147	2,165	864	37,378
Noninterest income	38,587	3,096	45,425	7,703	6,348	7,058	30,410	138,627
Noninterest expense	131,790	5,460	110,559	26,153	20,804	25,075	56,160	376,001

Income/(loss) before income taxes	$91,707	$45,986	$73,787	$30,126	$16,411	$19,421	$(57,042)	220,396

Income taxes								74,785

Net Income								$145,611

Total Assets	$5,657,145	$1,440,253	$4,236,208	$1,296,315	$707,280	$906,715	$2,024,063	$16,267,979
Total Deposits	$4,190,631	$311,608	$3,575,377	$709,352	$393,033	$459,932	$278,501	$9,918,434

Year Ended December 31, 2002
Net interest income before intersegment income / expense	$168,102	$47,854	$154,451	$57,892	$25,534	$33,065	$(31,689)	$455,209
Intersegment interest income / expense	21,047	(18,951)	15,407	(7,440)	(323)	(2,475)	(7,265)	—

Net interest income	189,149	28,903	169,858	50,452	25,211	30,590	(38,954)	455,209
Provision for loan losses	14,174	860	11,499	3,545	1,160	1,870	2,872	35,980
Noninterest income	32,863	1,945	37,766	5,708	5,732	5,090	42,665	131,769
Noninterest expense	109,412	4,254	102,668	23,867	17,631	17,665	42,790	318,287

Income/(loss) from continuing operations before income taxes	$98,426	$25,734	$93,457	$28,748	$12,152	$16,145	$(41,951)	232,711

Income taxes								80,377

Income/(loss) from continuing operations								152,334
Income/(loss) from discontinued operations (net of taxes)								(846)

Net Income								$151,488

Total Assets	$5,111,648	$2,043,983	$4,370,072	$1,279,628	$527,268	$929,220	$1,553,038	$15,814,857
Total Deposits	$3,917,572	$228,606	$3,463,620	$661,868	$324,592	$487,023	$327,273	$9,410,554

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 28.    Condensed Financial Information of The Colonial BancGroup, Inc. (Parent Company Only)

Statements of Condition

	December 31,
	2004	2003
	(In thousands, restated)
Assets:
Cash	$91,650	$83,116
Investment in subsidiaries	1,606,471	1,384,467
Intangible assets, net	—	9,649
Other assets	18,908	21,109

Total assets	$1,717,029	$1,498,341

Liabilities and Shareholders’ Equity:
Long-term debt	$310,137	$294,323
Other liabilities	8,601	18,566
Shareholders’ equity	1,398,291	1,185,452

Total liabilities and shareholders’ equity	$1,717,029	$1,498,341

Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(In thousands, restated)
Income:
Dividends from subsidiaries:
Bank	$75,535	$67,044	$66,032
Nonbank	1,154	881	—
Interest and dividends on short-term investments	1,074	381	79
Net cash settlement of swap derivatives	13,337	10,751	5,961
Change in fair value of swap derivatives	(1,345)	(7,531)	18,884
Other income	3,402	2,265	3,657

Total income	93,157	73,791	94,613

Expenses:
Interest	24,995	18,865	14,290
Salaries and employee benefits	2,593	3,276	2,302
Occupancy expense	341	371	403
Furniture and equipment expense	27	25	44
Amortization of intangible assets	—	48	58
Other expenses	2,166	1,735	2,131

Total expenses	30,122	24,320	19,228

Income before income taxes and equity in undistributed net income of subsidiaries	63,035	49,471	75,385
Income tax benefit	4,780	6,584	(3,290)

Income before equity in undistributed net income of subsidiaries	67,815	56,055	72,095
Equity in undistributed net income of subsidiaries	105,062	89,556	79,393

Net income	$172,877	$145,611	$151,488

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Years Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
	(In thousands)
Cash flows from operating activities	$74,853	$65,362	$63,557

Cash flows from investing activities:
Capital expenditures	(5)	(12)	(8)
Net cash received from acquisitions	31,312	11,238	56,541
Net investment in subsidiaries	(30,328)	(77,182)	(71,446)

Net cash provided by (used in) investing activities	979	(65,956)	(14,913)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	—	(15,065)	15,065
Proceeds from issuance of long-term debt, net	—	99,681	96,591
Repayment of long-term debt	—	(84)	(988)
Proceeds from issuance of common stock	8,190	4,642	2,768
Proceeds from sale of treasury stock	147	—	—
Purchase of treasury stock	—	—	(40,501)
Dividends paid	(75,635)	(69,824)	(61,965)

Net cash (used in) provided by financing activities	(67,298)	19,350	10,970

Net increase in cash and cash equivalents	8,534	18,756	59,614
Cash and cash equivalents at beginning of year	83,116	64,360	4,746

Cash and cash equivalents at end of year	$91,650	$83,116	$64,360

Note 29.    Subsequent Events

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

First Federal Savings Bank of Lake County Acquisition

On January 18, 2005, Colonial announced the signing of a definitive agreement to acquire First Federal Savings Bank of Lake County (FFLC) for approximately $232 million. Under the terms of the agreement, FFLC shareholders will elect either 2 shares of Colonial stock or $42 in cash for each FFLC share they own. The cash consideration will be capped at 35% of the transaction. FFLC is headquartered in Leesburg, Florida, and had total assets of $1 billion, total deposits of $795 million and total loans of $884 million at December 31, 2004. FFLC currently operates 16 full-service offices in Lake, Sumter, Citrus and Marion countries in Central Florida. The transaction closed during the second quarter of 2005.

Forward Sale Agreement

On February 24, 2005, BancGroup settled the forward sale agreement discussed in Note 16. In connection with the settlement of the forward sale agreement, BancGroup issued 8,400,000 shares of common stock. Pursuant to the settlement of the transaction, BancGroup received approximately $179.8 million, or $21.40 per share, from the purchaser.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

(a) Restatement.

In the course of regular review procedures, our accounting staff identified errors with respect to the Company’s use of hedge accounting for certain transactions in accordance with generally accepted accounting principles, including Statement of Financial Accounting Standards No. 133 (“SFAS 133”) and its related interpretations. The errors were in accounting for interest rate swaps for brokered certificates of deposit and junior subordinated debt. Upon initial application these swaps were viewed as eligible for the “abbreviated” method of documenting effectiveness of the swaps as hedges. Because these swaps were retrospectively determined not to qualify for the “abbreviated” method of documentation, we were required to, but did not, test periodically for effectiveness. Adjustments to correct the accounting for these transactions are included in our restated consolidated financial statements.

The accounting staff reported their findings to management, to PricewaterhouseCoopers LLP and to the Audit Committee of the Board of Directors. After initial discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on December 29, 2005, recommended to the Audit Committee and the Executive Committee of the Board of Directors that previously reported financial results be restated to reflect correction of these errors. The Executive Committee of the Board of Directors and the Audit Committee of the Board of Directors determined at their joint meeting on December 29, 2005, that previously reported results for The Colonial BancGroup Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005 should be restated to eliminate hedge accounting for these swaps and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

(b) Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

The management of The Colonial BancGroup, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls to ensure the appropriate classification of interest rate swaps and the related valuation of the hedged brokered certificates of deposit and junior subordinated debt. Specifically, the Company failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps. This control deficiency could result in a misstatement to the interest rate swap derivative accounts, the brokered certificate of deposit accounts and the junior subordinated debt accounts that would cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Company’s 2004 consolidated financial statements and the first, second and third quarter interim consolidated financial statements for 2004 and 2005. Accordingly, management has concluded this control deficiency constitutes a material weakness.

In the original filing of our fiscal 2004 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.

The Colonial BancGroup Inc.’s independent auditor, PricewaterhouseCoopers LLP, a registered public accounting firm, has audited management’s revised assessment of our internal control over financial reporting as of December 31, 2004, as stated in their report herein.

(c) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of December 31, 2004. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

(d) Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative transactions. The remedial actions included:

1.	improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

2.	retested our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

3.	updated our derivative policy to specifically require utilization of the “long-haul” method for documenting the effectiveness of swaps related to brokered certificates of deposit and junior subordinated debt; and

4.	terminated the swaps on junior subordinated debt during the fourth quarter of 2005 and redesignated the remaining swaps related to brokered certificates of deposit, to be subject to the “long-haul” method of documenting hedge effectiveness.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 62, 1981	Chairman of the Board and Chief Executive Officer, BancGroup and Colonial Bank.	Chairman of the Board and Chief Executive Officer (and President from 2000 to 2003), BancGroup; Chairman of the Board, Chief Executive Officer, (and President from 2000 to 2003) Colonial Bank.

W. Flake Oakley 51, 1989	President, BancGroup; President and Director, Colonial Bank.	President of BancGroup and Colonial Bank since 2003; Executive Vice President, Chief Financial Officer, and Secretary, BancGroup and Colonial Bank until 2003; Treasurer, BancGroup and Colonial Bank until 1999.

Sarah H. Moore 39, 1999	Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank.	Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank since 2003; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003; Executive Vice President and Treasurer, BancGroup and Colonial Bank, 1999-2000.

Caryn Cope 41, 2001	Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank.	Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-present; Executive Vice President, Credit Quality and Policy, Colonial Bank, 1999-2000.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years

Helena Duncan 39, 2004	Executive Vice President, Executive Banking Director and Secretary, Colonial Bank and BancGroup.	Executive Banking Director and Secretary, Colonial Bank and BancGroup 2002 to present (Mrs. Duncan was elected Executive Vice President of BancGroup in January 2004 and Executive Vice President of Colonial Bank in December 2003. Prior to that time Mrs. Duncan had served as Senior Vice President since 2002.); Regional Senior Vice President and Regional Branch Administrator, Colonial Bank, 2000-2002; Private Banking Officer, Colonial Bank, 1999-2000.

Linda L. Green 53, 2004	Executive Vice President – Wealth Management, BancGroup and Colonial Bank.	Executive Vice President – Wealth Management, BancGroup and Colonial Bank, 2004 – present; Chief Executive Officer, North Alabama Region of Colonial Bank, 2003 – 2004; Chief Executive Officer of Northern Region of Colonial Bank, 2000 – 2004; Chief Executive Officer of Huntsville/Tennessee Region of Colonial Bank prior to 2000.

Patti G. Hill 46, 2004	Executive Vice President, Retail Banking, BancGroup and Colonial Bank; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank.	Executive Vice President, Retail Banking, BancGroup and Colonial Bank, 2004 – present; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank, May 2004 – present; President and CEO, Colonial Bank Retail Banking of South Alabama, October 2003 – May 2004; President and CEO, Gulf Coast Region, July 1998 – October 2003.

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

3.	Exhibits

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

Exhibits		Description

4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4*	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc.

10.5	—	The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup. Inc, and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share is included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibits		Description

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

 * — Previously filed.

(b)	Other than certain information furnished as Regulation F-D disclosure under Items 7 and 9 of Form 8-K, the Registrant submitted no Current Reports on Form 8-K during the fourth Quarter of 2004, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 13th day of February, 2006.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board, Chief Executive Officer and President	**

/S/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	**

* Lewis Beville	Director	**

Jerry J. Chesser	Director

* Augustus K. Clements, III	Director	**

* Robert C. Craft	Director	**

* Patrick F. Dye	Director	**

* Hubert L. Harris, Jr.	Director	**

* Clinton O. Holdbrooks	Director	**

* John Ed Mathison	Director	**

Signature	Title	Date

* John C. H. Miller, Jr.	Director	**

Milton E. McGregor	Director

* Joe D. Mussafer	Director	**

* William E. Powell	Director	**

Jimmy Rane	Director

Frances E. Roper	Director

* Simuel Sippial	Director	**

* Ed V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

**	Dated: February 13, 2006

EXHIBIT INDEX

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4*	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc.

10.5	—	The Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-64978), effective July 12, 2001, and incorporated herein by reference.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

Exhibits		Description

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

*	— Previously filed.