Form 10-Q/A
period 2005-03-31
COLONIAL BANCGROUP INC
filed 2006-02-14
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

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

(None)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $2.50 par value per share	145,721,956 shares

Explanatory Note

The Colonial BancGroup, Inc. (“BancGroup”, “Colonial” or the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

The effect this restatement had on earnings for the affected periods is as follows:

	For the Quarter Ended
	March 31, 2005	March 31, 2004
	(In thousands)

Interest expense	$3,684	$4,591
Noninterest income	(2,848)	10,955
Noninterest expense	213	499
Provision for income taxes	(2,442)	2,123

Net income	$(4,303)	$3,742

Diluted earnings per share	$(0.03)	$0.03

In addition, the following Items have changed: Item 1, Item 2 and Item 4. For additional information on the restatement see Note A, Restatement, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2005 (Restated)	December 31, 2004 (Restated)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$414,831	$296,889
Interest bearing deposits in banks	9,509	3,828
Federal funds sold	133,214	82,160
Securities purchased under agreements to resell	385,937	221,491
Securities available for sale	3,689,652	3,647,402
Investment securities (market value: 2005, $5,229; 2004, $6,503)	4,952	6,152
Loans held for sale	648,643	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	663,619	1,114,923
All other loans	12,759,922	11,742,888
Less:
Allowance for loan losses	(153,634)	(148,802)

Loans, net	13,269,907	12,709,009
Premises and equipment, net	278,791	270,236
Goodwill	499,722	352,536
Other intangibles, net	60,800	41,604
Other real estate owned	8,229	9,865
Bank-owned life insurance	335,353	315,739
Accrued interest and other assets	262,978	261,203

Total	$20,002,518	$18,896,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,958,496	$2,468,529
Interest bearing transaction accounts	5,308,417	5,077,509

Total transaction accounts	8,266,913	7,546,038
Time	4,716,950	4,317,657

Total deposits	12,983,863	11,863,695
Short-term borrowings	3,009,567	3,258,935
Subordinated debt	266,551	273,598
Junior subordinated debt	302,382	302,412
Other long-term debt	1,716,474	1,684,947
Accrued expenses and other liabilities	98,111	114,732

Total liabilities	18,376,948	17,498,319

Contingencies and commitments (Notes C and I)

Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at March 31, 2005 and December 31, 2004, respectively	—	—

Common Stock, $2.50 par value; 200,000,000 shares authorized; 145,627,339 and 133,823,776 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	364,068	334,559
Additional paid in capital	561,701	343,694
Retained earnings	757,434	729,715
Unearned compensation	(7,329)	(449)
Accumulated other comprehensive loss, net of taxes	(50,304)	(9,228)

Total shareholders’ equity	1,625,570	1,398,291

Total	$20,002,518	$18,896,610

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$207,255	$158,236
Interest and dividends on securities	43,466	35,439
Interest on federal funds sold and other short-term investments	3,143	79

Total interest income	253,864	193,754

Interest Expense:
Interest on deposits	46,855	33,978
Interest on short-term borrowings	18,648	6,496
Interest on long-term debt	25,403	24,764

Total interest expense	90,906	65,238

Net Interest Income	162,958	128,516
Provision for loan losses	5,929	7,934

Net Interest Income After Provision for Loan Losses	157,029	120,582

Noninterest Income:
Service charges on deposit accounts	13,632	14,185
Financial planning services	3,892	3,124
Electronic banking	3,499	2,812
Mortgage banking	2,021	1,990
Mortgage warehouse fees	783	244
Securities (losses) gains, net	(1,155)	7,442
Bank-owned life insurance	3,404	2,231
Net cash settlement of swap derivatives	3,496	4,182
Change in fair value of swap derivatives	(6,344)	7,773
Other income	8,523	4,675

Total noninterest income	31,751	48,658

Noninterest Expense:
Salaries and employee benefits	60,988	50,700
Occupancy expense of bank premises, net	14,028	12,108
Furniture and equipment expenses	9,714	9,259
Professional services	4,435	4,223
Amortization of intangible assets	2,305	1,123
Advertising	2,228	2,351
Communications	2,509	2,475
Merger related expenses	1,138	82
Net losses related to the early extinguishment of debt	2,290	6,183
Other expenses	17,193	15,607

Total noninterest expense	116,828	104,111

Income before income taxes	71,952	65,129
Applicable income taxes	23,764	22,273

Net Income	$48,188	$42,856

Earnings per share:
Basic	$0.35	$0.34
Diluted	$0.34	$0.34
Average number of shares outstanding:
Basic	138,683	127,066
Diluted	140,280	128,029
Dividends declared per share	$0.1525	$0.145

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
	(Dollars in thousands)
Net income	$48,188	$42,856
Other comprehensive income, net of taxes:
Unrealized (losses) gains on securities available for sale arising during the period, net of income taxes of $(22,522) and $18,187 in 2005 and 2004, respectively	(41,827)	34,046
Reclassification adjustments for net losses/(gains) included in net income, net of income taxes of $(404) and $2,530 in 2005 and 2004, respectively	751	(4,912)

Comprehensive income	$7,112	$71,990

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings (Restated)	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Restated)
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$343,694	$729,715	$(449)	$(9,228)	$1,398,291
Shares issued under:
Directors plan	39,895	100	585				685
Stock option plans	92,941	232	865				1,097
Stock bonus plan, net	359,600	899	6,339		(7,217)		21
Employee Stock Purchase Plan	7,725	19	138				157
Settlement of forward equity sales agreement	8,400,000	21,000	158,580				179,580
Issuance of shares for business combination	2,903,402	7,259	51,500				58,759
Amortization of unearned compensation					337		337
Net income				48,188			48,188
Cash dividends ($.1525 per share)				(20,469)			(20,469)
Change in unrealized loss on securities available for sale, net of taxes						(41,076)	(41,076)

Balance, March 31, 2005	145,627,339	$364,068	$561,701	$757,434	$(7,329)	$(50,304)	$1,625,570

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
	(Dollars in thousands)
Net cash flows from operating activities	$62,193	$43,382
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	105,717	73,028
Proceeds from sales of securities available for sale	417,121	737,805
Purchases of securities available for sale	(319,004)	(667,928)
Proceeds from maturities of investment securities	1,204	1,658
Increase in securities purchased under agreements to resell	(164,446)	—
Net increase in loans	(347,617)	(237,207)
Proceeds from sale of interests in mortgage warehouse loans	434,976	—
Acquisition, net of cash acquired	(152,987)	—
Capital expenditures	(6,586)	(14,948)
Proceeds from sale of other real estate owned	2,385	1,212
Proceeds from sale of premises and equipment and other assets	1,845	10

Net cash flows from investing activities	(27,392)	(106,370)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	489,967	286,874
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(399,336)	96,586
Proceeds from issuance of long-term debt	250,000	200,000
Repayment of long-term debt	(361,120)	(517,643)
Proceeds from issuance of common stock	1,254	1,866
Proceeds from settlement of forward equity sales agreement	179,580	—
Dividends paid ($0.1525 and $0.145 per share for 2005 and 2004, respectively)	(20,469)	(18,418)

Net cash flows from financing activities	139,876	49,265

Net increase (decrease) in cash and cash equivalents	174,677	(13,723)
Cash and cash equivalents at beginning of year	382,877	345,717

Cash and cash equivalents at March 31	$557,554	$331,994

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$90,085	$67,996
Income taxes	300	—
Non-cash investing and financing activities:
Transfer of loans to other real estate	$1,258	$2,582
Assets (non-cash) acquired in business combination	1,159,590	—
Liabilities assumed in business combination	947,844	—

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A: Restatement

The Colonial BancGroup, Inc. is restating its financial statements and other financial information to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

The following tables reflect a summary of both the originally reported and the restated amounts:

Consolidated Statements of Condition:

	March 31, 2005		December 31, 2004
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated
	(In thousands)
Accrued interest and other assets	$261,669	$262,978	$261,743	$261,203
Total assets	20,001,209	20,002,518	18,897,150	18,896,610

Time deposits	4,713,230	4,716,950	4,315,645	4,317,657
Total deposits	12,980,143	12,983,863	11,861,683	11,863,695
Junior subordinated debt	308,952	302,382	313,213	302,412
Accrued expenses and other liabilities	99,675	98,111	111,159	114,732
Total liabilities	18,376,012	18,376,948	17,503,535	17,498,319

Retained earnings	757,061	757,434	725,039	729,715
Total shareholders’ equity	$1,625,197	$1,625,570	$1,393,615	$1,398,291

(1)	Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income (by quarter):

	Three Months Ended March 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Net interest income	$166,642	$162,958	$133,107	$128,516
Provision for loan losses	5,929	5,929	7,934	7,934
Noninterest Income:
Net cash settlement of interest rate swap derivatives	—	3,496	—	4,182
Change in fair value of interest rate swap derivatives	—	(6,344)	—	7,773
Other noninterest income	34,599	34,599	37,703	36,703

Total noninterest income	34,599	31,751	37,703	48,658
Noninterest expense	116,615	116,828	103,612	104,111

Income before income taxes	78,697	71,952	59,264	65,129
Applicable income taxes	26,206	23,764	20,150	22,273

Net income	$52,491	$48,188	$39,114	$42,856

Diluted earnings per share:
Net income	$0.37	$0.34	$0.31	$0.34
Impact of accounting correction		$(0.03)		$0.04
Impact of other non-significant adjustments		$—		$(0.01)
Average diluted shares outstanding	140,280	140,280	128,029	128,029
Consolidated Statements of Changes in Shareholders’ Equity:
			For the Three Months Ended March 31, 2005
			As Previously Reported	As Restated
			(In thousands)
Balance, beginning of period			$1,393,615	$1,398,291
Increase attributable to net income			52,491	48,188
Balance, end of period			$1,625,197	$1,625,570

In addition, the following Notes to the Unaudited Condensed Consolidated Financial Statements have been restated: E, F, G, J, and K.

Note B: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) are as stated in the 2004 Annual Report on Form 10-K/A. The Company adopted additional policies as noted below with respect to Sales and Servicing of Financial Assets and Loans Held for Sale as a result of 2005 business activities. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2004 Annual Report on Form 10-K/A.

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

Loans Held for Sale

Effective January 1, 2005, the Company began using forward sales commitments as fair value hedges of its short-term participations in mortgage loans which are included in loans held for sale on the consolidated balance sheet. Prior to January 1, 2005, all loans held for sale were carried at the lower of aggregate cost or market. After January 1, 2005, the carrying values of these hedged short-term participations are adjusted for changes in fair value. The fair values are calculated based on changes in market interest rates during the periods that the participations have been on the balance sheet. See Note J for discussion of the derivatives associated with this hedging strategy.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note C: Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2005 will have a materially adverse effect on BancGroup’s financial condition.

Note D: Recent Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on the Company’s financial statements. With respect to the acquisition of Union Bank discussed in Note E, there were no loans which fell within the scope of this SOP.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS 115, certain debt and equity securities within the scope of SFAS 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS 115 and SFAS 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. See Note M for BancGroup’s disclosures under Issue 03-1. The changes required by this EITF Issue are not expected to have a material impact on the Company’s financial statements.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no material impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would likely have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included in Note K.

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

Note E: Business Combinations

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

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$167,045	$136,290
Net Income	48,547	46,356
Basic EPS	0.35	0.36
Diluted EPS	0.34	0.35

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note F: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended March 31,
	Net Income (Restated)	Shares	Per Share Amount (Restated)
	(in thousands, except per share amounts)
2005
Basic EPS	$48,188	138,683	$0.35
Effect of dilutive instruments:
Options		1,597

Diluted EPS	$48,188	140,280	$0.34

2004
Basic EPS	$42,856	127,066	$0.34
Effect of dilutive instruments:
Options		963

Diluted EPS	$42,856	128,029	$0.34

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 492,000 and 16,000 at March 31, 2005 and 2004, respectively.

Note G: Segment Information

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(Dollars in thousands, restated)
Three Months Ended March 31, 2005
Net interest income before intersegment income / expense	$71,737	$23,359	$30,472	$15,597	$11,339	$13,950	$(3,496)	$162,958
Intersegment interest income / expense	1,664	(8,486)	8,258	(3,051)	(1,135)	(3,344)	6,094	—

Net interest income	73,401	14,873	38,730	12,546	10,204	10,606	2,598	162,958
Provision for loan losses	3,520	(1,063)	1,702	150	426	570	624	5,929
Noninterest income	10,895	1,176	11,453	2,045	1,162	1,179	3,841	31,751
Noninterest expense	45,771	1,593	26,968	6,813	5,746	6,643	23,294	116,828

Income/(loss) before income taxes	$35,005	$15,519	$21,513	$7,628	$5,194	$4,572	$(17,479)	71,952

Income taxes								23,764

Net Income								$48,188

Total Assets	$7,988,907	$1,727,435	$3,991,503	$1,354,484	$781,147	$1,112,352	$3,046,690	$20,002,518
Total Deposits	$6,723,797	$377,521	$3,790,326	$749,694	$539,972	$491,644	$310,909	$12,983,863

Three Months Ended March 31, 2004
Net interest income before intersegment income / expense	$51,694	$12,984	$29,405	$13,343	$9,782	$10,517	$791	$128,516
Intersegment interest income / expense	2,224	(1,944)	8,932	(875)	(982)	(1,562)	(5,793)	—

Net interest income	53,918	11,040	38,337	12,468	8,800	8,955	(5,002)	128,516
Provision for loan losses	3,540	219	2,300	338	376	470	691	7,934
Noninterest income	9,082	612	11,791	1,868	1,227	1,440	22,638	48,658
Noninterest expense	35,342	1,443	28,451	6,758	5,569	6,363	20,185	104,111

Income/(loss) before income taxes	$24,118	$9,990	$19,377	$7,240	$4,082	$3,562	$(3,240)	65,129

Income taxes								22,273

Net Income								$42,856

Total Assets	$5,518,763	$1,467,983	$3,839,772	$1,319,676	$741,546	$952,432	$2,651,472	$16,491,644
Total Deposits	$4,481,307	$233,748	$3,630,150	$727,745	$412,919	$469,425	$250,015	$10,205,309

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

Note I: Guarantees

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

Interest Rate Swaps

At March 31, 2005, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CDs, long-term FHLB advances and commercial loans. The fair value and related notional amounts (in thousands) of all interest rate swaps by category as of March 31, 2005 are shown below:

	March 31, 2005 (Restated)
	Notional Amount	Fair Value
Fair Value Hedges
Interest rate swaps hedging long-term FHLB advances	$575,000	$(2,126)
Interest rate swaps hedging subordinated debt	250,000	8,826
Interest rate swaps hedging loans	5,802	137

	$830,802	$6,837

Nonhedging Derivatives
Interest rate swaps on junior subordinated debt	$270,000	$6,570
Interest rate swaps on brokered CDs	145,000	(3,720)

	$415,000	$2,850

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

Nonhedging Derivatives

For derivatives not designated as hedging instruments, all changes in fair value are recognized in earnings during the period of change. The net cash settlement of these derivatives is included in noninterest income.

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

The Company’s actual and pro forma information follows (in thousands except per share data):

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
Net income:
As reported	$48,188	$42,856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(395)	(359)

Pro forma net income	$47,793	$42,497

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
Basic earnings per share:
As reported	$0.35	$0.34
Pro forma	$0.34	$0.33
Diluted earnings per share
As reported	$0.34	$0.34
Pro forma	$0.34	$0.33

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

Note M: Securities

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

Note N: Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned SPE which then sold interests in those assets to third-party commercial paper conduits. Refer to Note B for further information regarding accounting for these transactions.

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

Note O: Variable Interest Entities

As discussed in Note N, the Company sells certain financial assets to a wholly-owned SPE which then sells interests in those assets to third-party commercial paper conduits. While the Company has a variable interest in these conduits, it is not considered to be the primary beneficiary, as the Company does not retain the majority of the expected losses or returns. The third-party conduits had approximately $27.4 billion in capital outstanding at March 31, 2005. The Company’s maximum exposure to loss at March 31, 2005 as a result of its involvement with these non-consolidated conduits is $50 million, which is the amount that would be paid by the Company in the event of credit-related defaults.

There has been no material change in the Company’s other variable interest entities. Refer to the Company’s 2004 Annual Report on Form 10-K/A for additional information.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

RESTATEMENT

The Colonial BancGroup, Inc. is restating its financial statements and other financial information to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

For additional information on the restatement see Note A, Restatement, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 1 for additional information regarding forward-looking statements.

Critical Accounting Policies

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses and the assessment of goodwill impairment. Information concerning these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2004 Annual Report on Form 10-K/A. There were no significant changes in these accounting policies during the first three months of 2005.

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

	% of total Assets	% of total Deposits (Restated)	Branches
Florida	52%	58%	159
Alabama	19%	27%	115
Georgia	6%	5%	20
Texas	5%	4%	12
Nevada	4%	4%	13
Corporate/Other	14%	2%	3

Total	100%	100%	322

BancGroup reported record net income for the quarter ended March 31, 2005 of $48.2 million, a 12% increase over the $42.9 million recorded for the same period of the previous year. Diluted earnings per share was $0.34 per share for the quarter ended March 31, 2005 and 2004.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2004 to March 31, 2005 (as restated) are as follows:

	December 31, 2004 to March 31, 2005 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$41,050	1.1%
Loans held for sale	(29,853)	(4.4)%
Total loans, net:
Mortgage warehouse loans	(451,304)	(40.5)%
All other loans, net of unearned income	1,017,034	8.7%

Total loans, net of unearned income	565,730	4.4%
Total assets	1,105,908	5.9%
Non-time deposits	720,875	9.6%
Total deposits	1,120,168	9.4%
Short-term borrowings	(249,368)	(7.7)%
Long-term debt	24,450	1.1%
Shareholders’ equity	227,279	16.3%

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

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1) (Restated)
Basis Points change
+200	4.75%	3.0%
+100	3.75	2.1
No Rate Change	2.75	—
-100	1.75	(2.5)

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

Deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $1.8 billion, or 30% (19% excluding acquisitions) over the first quarter of 2004. Total average deposits for the first quarter of 2005 increased $2.4 billion or 24% (15% excluding acquisitions) over the first quarter of 2004. These increases improved the percentage of total average deposits to total average liabilities to 69% for the first quarter of 2005 compared to 67% for the first quarter of 2004.

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

Capital	(In thousands, restated)
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,406,972
Tier II Capital:
Allowable loan loss reserve	153,634
Subordinated debt	214,635
45% of net unrealized gains on available for sale equity securities	522

Total Capital	$1,775,763

Risk-Adjusted Assets	$15,981,737
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$19,068,751

	March 31, 2005 (Restated)	December 31, 2004 (Restated)
Tier I Leverage Ratio	7.38%	7.16%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.80%	8.80%
Total Capital Ratio	11.11%	11.39%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest-bearing liabilities as well as their rates, can significantly impact net interest income.

Net interest income on a tax-equivalent basis increased 26.6% or $34.3 million to $163.4 million for the quarter ended March 31, 2005 from $129.0 million for the quarter ended March 31, 2004.

The “Average Volume and Rates” and “Analysis of Interest Increases/(Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

(Unaudited)

	Three Months Ended March 31,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands, restated)
ASSETS:
Interest earning assets(1):
All other loans, net of unearned income(2)	$12,216,381	$186,468	6.18%	$10,590,340	$145,189	5.51%
Mortgage warehouse loans	970,044	11,367	4.75%	883,301	8,631	3.93%
Loans held for sale(2)	719,822	9,531	5.29%	335,875	4,512	5.37%
Investment securities and securities available for sale(2)	3,840,355	43,755	4.56%	3,150,977	35,848	4.55%
Other interest earning assets	330,781	3,143	3.85%	28,556	79	1.11%

Total interest earning assets	18,077,383	$254,264	5.68%	14,989,049	$194,259	5.20%

Non-earning assets(2)	1,521,357			1,142,137

Total assets	$19,598,740			$16,131,186

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,207,921	$14,328	1.12%	$4,107,877	$8,501	0.83%
Time deposits	4,539,549	32,527	2.91%	3,921,025	25,478	2.61%
Short-term borrowings	3,259,642	18,647	2.32%	2,631,120	6,495	0.99%
Long-term debt(2)	2,312,930	25,404	4.44%	2,222,432	24,764	4.48%

Total interest bearing liabilities	15,320,042	$90,906	2.40%	12,882,454	$65,238	2.04%

Noninterest bearing demand deposits	2,644,307			1,933,555
Other liabilities(2)	118,265			114,476

Total liabilities	18,082,614			14,930,485
Shareholders’ equity	1,516,126			1,200,701

Total liabilities and shareholders’ equity	$19,598,740			$16,131,186

RATE DIFFERENTIAL			3.28%			3.16%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$163,358	3.64%		$129,021	3.45%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains(losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended March 31, 2005 Change from March 31, 2004
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands, restated)
INTEREST INCOME:
All other loans, net of unearned income	$41,279	$23,036	$18,243
Mortgage warehouse loans	2,736	876	1,860
Loans held for sale	5,019	5,087	(68)
Investment securities and securities available for sale	7,907	7,828	79
Other interest earning assets	3,064	2,485	579

Total interest income	60,005	39,312	20,693

INTEREST EXPENSE:
Interest bearing deposits	5,827	2,528	3,299
Time deposits	7,049	4,078	2,971
Short-term borrowings	12,152	1,835	10,317
Long-term debt	640	887	(247)

Total interest expense	25,668	9,328	16,340

Net interest income	$34,337	$29,984	$4,353

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

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

Net interest margin increased for the 6th consecutive quarter to 3.64% or 19 basis points over 3.45% in the first quarter of 2004. The average yield on interest earning assets increased 48 basis points, while the average cost of interest-bearing liabilities increased 36 basis points compared to the first quarter of 2004.

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

The overall funding costs increase of 36 basis points from the first quarter 2004 was primarily due to a 133 basis point increase in the rate on short-term borrowings as a result of the previously mentioned increases in the target federal funds rate. The average rate on interest bearing deposits increased 25 basis points over the first quarter 2004.

Total average deposits growth of $2.4 billion or 24.4% ($1.5 billion or 15.5% excluding acquisitions) over the first quarter of 2004 has lessened the Company’s dependence on borrowings, which contributes favorably to Colonial’s risk profile and is expected to assist in containing funding costs in a rising rate environment.

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

Noninterest Income

Noninterest income, excluding gains/losses on securities and derivatives and the net cash settlement of derivatives, increased $6.5 million, or 22.2%, for the three months ended March 31, 2005 compared to the same period in 2004. Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage banking, securities losses/gains, net cash settlements of swap derivatives, and changes in fair value of swap derivatives.

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

The change in fair value of swap derivatives for the quarter ended March 31, 2005 decreased $14.1 million compared to the same period in 2004 due to changes in interest rates underlying the swap derivatives.

Income from bank owned life insurance and other income increased $1.2 million and $3.8 million, respectively, for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in other income was primarily from letter of credit fees, mortgage warehouse lending fees, customer and official check fees, the sale of the Company’s interest in the PULSE network and income from BancGroup’s joint ventures and Goldleaf Technologies subsidiary.

Noninterest Expense

Noninterest expense, excluding losses on the early extinguishment of debt of $2.3 million and $6.2 million for the first quarter of 2005 and 2004, respectively, increased $16.6 million or 17.0% for the quarter ended March 31, 2005 as compared to the same period in 2004. Annualized noninterest expense, excluding net losses on the early extinguishment of debt, to average assets reached its lowest level since the fourth quarter of 2002 at 2.34% for the three months ended March 31, 2005, as compared to 2.43% for the same period in 2004. From the first quarter of 2004 to the end of the first quarter of 2005, BancGroup added 42 new locations, nine new branches and 33 branches through acquisitions. The impact of new branches and acquisition related expenses increased total noninterest expense 8% from the first quarter of 2004. The remaining increase includes investments in our people, product and service offerings and technology.

Salaries and benefits increased $10.3 million for the three months ended March 31, 2005 over the same period in 2004. The salary and employee benefits increase resulted from new branches, normal salary increases, addition of employees in key strategic areas, increases in health benefit costs and increased incentive plan compensation.

Occupancy and equipment expense for the three months ended March 31, 2005 increased $2.4 million when compared to the same period in 2004. The increase was primarily the result of new branches, as well as additional occupancy and equipment expenses from expansion of operational support functions and continued technology enhancements.

The increase in amortization of intangible assets was due to the acquisition of Union Bank in February 2005 and P.C.B. Bancorp, Inc. in May 2004. Merger related expenses of $1.1 million for the quarter ended March 31, 2005 were also the result of the Union Bank acquisition. Refer to Note E for further discussion of the Union Bank acquisition.

The $2.3 million and $6.2 million in net losses on the early extinguishment of debt for the quarter ended March 31, 2005 and 2004, respectively, was a result of the early payoff of FHLB advances and other borrowings. Refer to the Net Interest Income section for further discussion.

The increase in other expense of $1.6 million for the three months ended March 31, 2005 over the same period in 2004 was primarily the result of new branches and expenses of various equity investments, as well as a net increase in normal operating expenses.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.0% and 34.2%, estimated annual effective tax rates for the years ended 2005 and 2004, respectively. The provisions for income taxes for the three months ended March 31, 2005 and 2004 were $23.8 million and $22.3 million, respectively.

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of March 31, 2005. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

(c) Changes in Internal Control over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements— Note C—Contingencies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—N/A

        On February 10, 2005, BancGroup issued 2,903,402 shares of its common stock to UB Financial Corporation as partial consideration for all of the shares of Union Bank of Florida. When issued, these shares had not been registered with the Securities Exchange Commission or with any state securities department. The BancGroup common stock was issued pursuant to the exemption afforded under Section 4(2) of the Securities Act of 1933, as amended. The acquisition of Union Bank of Florida is more fully described in Note E to the Financial Statements included within this report. The BancGroup common stock was subsequently registered for a possible public distribution by UB Financial Corporation or its shareholders on a Registration Statement on Form S-3 (File No. 333-121707) which became effective on February 11, 2005.

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

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer