Form 10-Q/A
period 2005-06-30
COLONIAL BANCGROUP INC
filed 2006-02-14
CIK 92339

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

None

(Former name, former address and former filed year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, $2.50 par value per share	154,066,106 shares

Explanatory Note

The Colonial BancGroup, Inc. (“BancGroup”, “Colonial” or the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

The effect this restatement had on earnings for the affected periods is as follows:

		For the Quarter Ended
	Total	March 31, 2005	June 30, 2005
	(In thousands)
Interest expense	$6,672	$3,684	$2,988
Noninterest income	7,988	(2,848)	10,836
Noninterest expense	448	213	235
Provision for income taxes	314	(2,442)	2,756

Net income	$554	$(4,303)	$4,857

Diluted earnings per share	$—	$(0.03)	$0.03

		For the Quarter Ended
	Total	March 31, 2004	June 30, 2004
	(In thousands)
Interest expense	$8,881	$4,591	$4,290
Noninterest income	268	10,955	(10,687)
Noninterest expense	1,031	499	532
Provision for income taxes	(3,491)	2,123	(5,614)

Net income	$(6,153)	$3,742	$(9,895)

Diluted earnings per share	$(0.05)	$0.03	$(0.08)

In addition, the following Items have changed: Item 1, Item 2 and Item 4. For additional information on the restatement see Note A, Restatement, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Statements of Condition—June 30, 2005 and December 31, 2004	2
	Condensed Consolidated Statements of Income—Six months ended June 30, 2005 and June 30, 2004, and three months ended June 30, 2005 and June 30, 2004	3
	Condensed Consolidated Statements of Comprehensive Income—Six months ended June 30, 2005 and June 30, 2004, and three months ended June 30, 2005 and June 30, 2004	4
	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Six months ended June 30, 2005	5
	Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2005 and June 30, 2004	6
	Notes to the Unaudited Condensed Consolidated Financial Statements—June 30, 2005	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURE		40

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2005 (Restated)	December 31, 2004 (Restated)
	(In thousands)
ASSETS
Cash and due from banks	$414,834	$296,889
Interest bearing deposits in banks	4,884	3,828
Federal funds sold	108,203	82,160
Securities purchased under agreements to resell	575,267	221,491
Securities available for sale	3,076,374	3,647,402
Investment securities (market value: 2005, $4,436; 2004, $6,503)	4,193	6,152
Loans held for sale	751,231	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	713,254	1,114,923
All other loans	13,864,136	11,742,888
Less:
Allowance for loan losses	(166,050)	(148,802)

Loans, net	14,411,340	12,709,009
Premises and equipment, net	299,772	270,236
Goodwill	643,610	352,536
Other intangibles, net	73,293	41,604
Other real estate owned	4,245	9,865
Bank-owned life insurance	338,820	315,739
Accrued interest and other assets	276,609	261,203

Total	$20,982,675	$18,896,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,114,321	$2,468,529
Interest bearing transaction accounts	5,772,340	5,077,509

Total transaction accounts	8,886,661	7,546,038
Time	5,261,714	4,317,657

Total deposits	14,148,375	11,863,695
Short-term borrowings	3,083,688	3,258,935
Subordinated debt	272,044	273,598
Junior subordinated debt	307,506	302,412
Other long-term debt	1,158,920	1,684,947
Accrued expenses and other liabilities	87,279	114,732

Total liabilities	19,057,812	17,498,319

Contingencies and commitments (Notes C and I)

Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at June 30, 2005 and December 31, 2004, respectively	—	—

Common stock, $2.50 par value; 200,000,000 shares authorized; 155,336,221 and 133,823,776 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	388,341	334,559
Additional paid in capital	756,593	343,694
Retained earnings	797,543	729,715
Unearned compensation	(6,773)	(449)
Accumulated other comprehensive loss, net of taxes	(10,841)	(9,228)

Total shareholders’ equity	1,924,863	1,398,291

Total	$20,982,675	$18,896,610

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$438,604	$324,369	$231,349	$166,133
Interest and dividends on securities	86,430	73,100	42,964	37,661
Interest on federal funds sold and other short-term investments	7,941	491	4,799	412

Total interest income	532,975	397,960	279,112	204,206

Interest Expense:
Interest on deposits	106,052	68,658	59,198	34,680
Interest on short-term borrowings	38,444	14,135	19,796	7,639
Interest on long-term debt	51,086	47,306	25,683	22,542

Total interest expense	195,582	130,099	104,677	64,861

Net Interest Income	337,393	267,861	174,435	139,345
Provision for loan losses	14,939	14,453	9,010	6,519

Net Interest Income After Provision for Loan Losses	322,454	253,408	165,425	132,826

Noninterest Income:
Service charges on deposit accounts	28,459	29,214	14,827	15,029
Financial planning services	7,021	7,107	3,129	3,983
Electronic banking	7,426	5,992	3,927	3,180
Mortgage banking	4,961	4,363	2,940	2,373
Mortgage warehouse fees	4,702	625	3,919	380
Securities (losses) gains, net	(4,642)	7,050	(3,487)	(392)
Gain on sale of branches	9,608	—	9,608	—
Bank-owned life insurance	6,860	4,506	3,456	2,276
Net cash settlement of swap derivatives	6,298	8,441	2,802	4,259
Change in fair value of swap derivatives	1,690	(7,173)	8,034	(14,946)
Other income	19,965	11,090	11,442	6,415

Total noninterest income	92,348	71,215	60,597	22,557

Noninterest Expense:
Salaries and employee benefits	125,893	104,983	64,905	54,283
Occupancy expense of bank premises, net	29,296	24,702	15,268	12,594
Furniture and equipment expenses	20,437	18,742	10,723	9,483
Professional services	9,688	8,624	5,254	4,401
Amortization of intangible assets	5,491	2,513	3,186	1,390
Advertising	4,923	4,476	2,694	2,126
Communications	4,939	5,132	2,429	2,656
Merger related expenses	3,209	1,272	2,071	1,190
Net loss related to the early extinguishment of debt	7,877	6,183	5,587	—
Other expenses	37,057	32,718	19,865	17,111

Total noninterest expense	248,810	209,345	131,982	105,234

Income before income taxes	165,992	115,278	94,040	50,149
Applicable income taxes	55,473	38,983	31,709	16,710

Net Income	$110,519	$76,295	$62,331	$33,439

Earnings per share:
Basic	$0.76	$0.59	$0.42	$0.26
Diluted	$0.75	$0.59	$0.41	$0.25
Average number of shares outstanding:
Basic	144,263	128,598	149,782	130,130
Diluted	145,960	129,726	151,568	131,228
Dividends declared per share	$0.3050	$0.2900	$0.1525	$0.1450

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(In thousands)
Net income	$110,519	$76,295	$62,331	$33,439
Other comprehensive income, net of taxes:
Unrealized (losses)/gains on securities available for sale arising during the period, net of income taxes of $(2,381) and $20,113 in 2005 and $(25,686) and $(43,874) in 2004, respectively	(4,371)	(47,445)	37,456	(81,491)
Less: reclassification adjustment for net losses/(gains) on securities available for sale included in net income, net of income taxes of $(1,625) and $(1,221) in 2005 and $2,397 and $(133) in 2004, respectively	3,017	(4,653)	2,266	259
Unrealized losses on cash flow hedging instruments, net of income taxes of $(139)	(259)	—	(259)	—

Comprehensive income (loss)	$108,906	$24,197	$101,794	$(47,793)

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings (Restated)	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Restated)
	Shares	Amount
	(In thousands, except per share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$343,694	$729,715	$(449)	$(9,228)	$1,398,291
Shares issued under:
Directors plan	45,549	114	670				784
Stock option plans	380,856	952	3,690				4,642
Stock bonus plan, net of cancellations	347,630	870	6,182		(7,030)		22
Employee Stock Purchase Plan	15,944	40	297				337
Settlement of forward equity sales agreement	8,400,000	21,000	158,575				179,575
Issuance of shares for business combinations	12,322,466	30,806	243,485				274,291
Amortization of unearned compensation					706		706
Net income				110,519			110,519
Cash dividends ($.3050 per share)				(42,691)			(42,691)
Change in unrealized loss on securities available for sale, net of taxes						(1,354)	(1,354)
Change in unrealized loss on derivative instruments, net of taxes						(259)	(259)

Balance, June 30, 2005	155,336,221	$388,341	$756,593	$797,543	$(6,773)	$(10,841)	$1,924,863

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)
	(In thousands)
Net cash flows from operating activities	$1,102	$(49,558)
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	217,643	218,814
Proceeds from sales of securities available for sale	1,279,853	935,924
Purchase of securities available for sale	(569,977)	(1,392,601)
Proceeds from maturities of investment securities	1,967	3,037
Increase in securities purchased under agreements to resell	(353,776)	(19,572)
Net increase in loans	(716,638)	(215,806)
Proceeds from sales of interests in mortgage warehouse loans	573,311	—
Acquisitions, net of cash acquired	(114,873)	31,312
Net cash paid from the sale of branches	(110,202)	—
Capital expenditures	(13,669)	(26,885)
Proceeds from sales of other real estate owned	7,673	1,941
Proceeds from sales of premises and equipment	2,152	981
Proceeds from sale of other assets	4,861	1,650
Other, net	(592)	—

Net cash flows from investing activities	207,733	(461,205)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	955,436	583,084
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(324,548)	138,656
Proceeds from issuance of long-term debt	250,000	500,000
Repayment of long-term debt	(1,086,542)	(636,909)
Proceeds from issuance of common stock	4,979	3,427
Proceeds from settlement of forward equity sales agreement	179,575	—
Dividends paid ($0.305 and $0.290 per share for 2005 and 2004, respectively)	(42,691)	(36,866)

Net cash flows from financing activities	(63,791)	551,392

Net increase in cash and cash equivalents	145,044	40,629
Cash and cash equivalents at beginning of year	382,877	345,717

Cash and cash equivalents at June 30	$527,921	$386,346

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$194,003	$136,596
Income taxes	41,300	36,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$3,416	$11,010
Assets (non-cash) acquired in business combinations	2,335,024	723,751
Liabilities assumed in business combinations	1,945,860	647,518

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

The following tables reflect a summary of both the originally reported and the restated amounts:

Consolidated Statements of Condition:

	June 30, 2005		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported(1)	As Restated
	(In thousands)
Accrued interest and other assets	$278,242	$276,609	$261,743	$261,203
Total assets	20,984,308	20,982,675	18,897,150	18,896,610

Time deposits	5,260,074	5,261,714	4,315,645	4,317,657
Total deposits	14,146,735	14,148,375	11,861,683	11,863,695
Junior subordinated debt	320,030	307,506	313,213	302,412
Accrued expenses and other liabilities	83,258	87,279	111,159	114,732
Total liabilities	19,064,675	19,057,812	17,503,535	17,498,319

Retained earnings	792,313	797,543	725,039	729,715
Total shareholders’ equity	$1,919,633	$1,924,863	$1,393,615	$1,398,291

(1)	Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income (by quarter):

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004		2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Net interest income	$344,065	$337,393	$276,742	$267,861	$177,423	$174,435	$143,635	$139,345
Provision for loan losses	14,939	14,939	14,453	14,453	9,010	9,010	6,519	6,519
Noninterest Income:
Net cash settlement of interest rate swap derivatives	—	6,298	—	8,441	—	2,802	—	4,259
Change in fair value of interest rate swap derivatives	—	1,690	—	(7,173)	—	8,034	—	(14,946)
Other noninterest income	84,360	84,360	70,947	69,947	49,761	49,761	33,244	33,244

Total noninterest income	84,360	92,348	70,947	71,215	49,761	60,597	33,244	22,557
Noninterest expense	248,362	248,810	208,314	209,345	131,747	131,982	104,702	105,234

Income before income taxes	165,124	165,992	124,922	115,278	86,427	94,040	65,658	50,149
Applicable income taxes	55,159	55,473	42,474	38,983	28,953	31,709	22,324	16,710

Net income	$109,965	$110,519	$82,448	$76,295	$57,474	$62,331	$43,334	$33,439

Diluted earnings per share:
Net income	$0.75	$0.75	$0.64	$0.59	$0.38	$0.41	$0.33	$0.25
Impact of accounting correction		—		$(0.04)		$0.03		$(0.08)
Impact of other non-significant adjustments		—		$(0.01)		$—		$—
Average diluted shares outstanding	145,960	145,960	129,726	129,726	151,568	151,568	131,228	131,228
Consolidated Statements of Changes in Shareholders’ Equity

							For the Six Months Ended June 30, 2005
							As Previously Reported	As Restated
							(In thousands)
Balance, beginning of period							$1,393,615	$1,398,291
Increase attributable to net income							109,965	110,519
Balance, end of period							$1,919,633	$1,924,863

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the acquisitions of Union Bank and FFLC Bancorp discussed in Note E, there were no loans and nine loans, respectively, which fell within the scope of this SOP.

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

Note E: Business Combinations

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$356,129	$298,852	$180,107	$155,012
Net Income	116,420	88,617	64,947	39,997
Basic EPS	0.76	0.62	0.42	0.28
Diluted EPS	0.73	0.60	0.40	0.27

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note F: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Six Months Ended June 30,			Three Months Ended June 30,
	Net Income (Restated)	Shares	Per Share Amount (Restated)	Net Income (Restated)	Shares	Per Share Amount (Restated)
	(In thousands, except per share amounts)
2005
Basic EPS	$110,519	144,263	$0.76	$62,331	149,782	$0.42
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,697			1,786

Diluted EPS	$110,519	145,960	$0.75	$62,331	151,568	$0.41

2004
Basic EPS	$76,295	128,598	$0.59	$33,439	130,130	$0.26
Effect of dilutive instruments:
Options		1,128			1,098

Diluted EPS	$76,295	129,726	$0.59	$33,439	131,228	$0.25

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

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands, restated)
Six Months Ended June 30, 2005
Net interest income before intersegment income / expense	$155,294	$43,977	$59,611	$32,631	$23,160	$29,804	$(7,084)	$337,393
Intersegment income / expense	(1,056)	(14,733)	16,828	(7,279)	(2,554)	(7,828)	16,622	—

Net interest income	154,238	29,244	76,439	25,352	20,606	21,976	9,538	337,393
Provision for loan losses	5,897	414	2,669	300	852	1,153	3,654	14,939
Noninterest income	24,033	5,599	31,858	4,137	2,773	2,405	21,543	92,348
Noninterest expense	98,609	3,296	53,636	13,846	11,711	13,504	54,208	248,810

Income/(loss) before income taxes	$73,765	$31,133	$51,992	$15,343	$10,816	$9,724	$(26,781)	165,992

Income taxes								55,473

Net Income								$110,519

Total Assets	$9,204,007	$2,334,523	$3,874,525	$1,357,045	$829,114	$1,181,315	$2,202,146	$20,982,675
Total Deposits	$7,833,646	$423,461	$3,745,626	$765,805	$598,546	$515,623	$265,668	$14,148,375

Six Months Ended June 30, 2004
Net interest income before intersegment income / expense	$105,331	$30,787	$58,161	$25,873	$19,890	$21,424	$6,395	$267,861
Intersegment income / expense	7,361	(5,063)	19,054	(989)	(1,673)	(2,971)	(15,719)	—

Net interest income	112,692	25,724	77,215	24,884	18,217	18,453	(9,324)	267,861
Provision for loan losses	6,539	146	4,202	675	752	940	1,199	14,453
Noninterest income	19,453	1,492	24,216	4,253	2,579	2,910	16,312	71,215
Noninterest expense	71,875	2,847	57,397	13,586	11,094	12,977	39,569	209,345

Income/(loss) before income taxes	$53,731	$24,223	$39,832	$14,876	$8,950	$7,446	$(33,780)	115,278

Income taxes								38,983

Net Income								$76,295

Total Assets	$6,254,319	$1,642,516	$3,855,485	$1,255,529	$740,469	$965,150	$2,878,144	$17,591,612
Total Deposits	$5,182,723	$251,065	$3,656,799	$732,797	$454,714	$501,710	$268,862	$11,048,670

Three Months Ended June 30, 2005
Net interest income before intersegment income / expense	$83,557	$20,618	$29,139	$17,034	$11,821	$15,854	$(3,588)	$174,435
Intersegment income / expense	(2,720)	(6,247)	8,570	(4,228)	(1,419)	(4,484)	10,528	—

Net interest income	80,837	14,371	37,709	12,806	10,402	11,370	6,940	174,435
Provision for loan losses	2,377	1,477	967	150	426	583	3,030	9,010
Noninterest income	13,138	4,423	20,405	2,092	1,611	1,226	17,702	60,597
Noninterest expense	52,838	1,703	26,668	7,033	5,965	6,861	30,914	131,982

Income/(loss) before income taxes	$38,760	$15,614	$30,479	$7,715	$5,622	$5,152	$(9,302)	94,040

Income taxes								31,709

Net Income								$62,331

Total Assets	$9,204,007	$2,334,523	$3,874,525	$1,357,045	$829,114	$1,181,315	$2,202,146	$20,982,675
Total Deposits	$7,833,646	$423,461	$3,745,626	$765,805	$598,546	$515,623	$265,668	$14,148,375

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands, restated)

Three Months Ended June 30, 2004
Net interest income before intersegment income / expense	$53,637	$17,803	$28,756	$12,530	$10,108	$10,907	$5,604	$139,345
Intersegment income / expense	5,137	(3,119)	10,122	(114)	(691)	(1,409)	(9,926)	—

Net interest income	58,774	14,684	38,878	12,416	9,417	9,498	(4,322)	139,345
Provision for loan losses	2,999	(73)	1,902	337	376	470	508	6,519
Noninterest income	10,371	880	12,425	2,385	1,352	1,470	(6,326)	22,557
Noninterest expense	36,533	1,404	28,946	6,828	5,525	6,614	19,384	105,234

Income/(loss) before income taxes	$29,613	$14,233	$20,455	$7,636	$4,868	$3,884	$(30,540)	50,149

Income taxes								16,710

Net Income								$33,439

Total Assets	$6,254,319	$1,642,516	$3,855,485	$1,255,529	$740,469	$965,150	$2,878,144	$17,591,612
Total Deposits	$5,182,723	$251,065	$3,656,799	$732,797	$454,714	$501,710	$268,862	$11,048,670

Note H: Long-Term Borrowings

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Swaps

At June 30, 2005, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CDs, long-term FHLB advances and loans. The fair value and related notional amounts (in thousands) of all interest rate swaps by category as of June 30, 2005 are shown below:

	June 30, 2005 (Restated)
	Notional Amount	Fair Value
Fair Value Hedges
Interest rate swaps hedging long-term FHLB advances	$515,000	$12,787
Interest rate swaps hedging subordinated debt	250,000	14,318
Interest rate swaps hedging loans	5,777	(34)

	$770,777	$27,071

Cash Flow Hedges	$750,000	$(399)

Interest rate swaps hedging loans	$750,000	$(399)

Nonhedging Derivatives
Interest rate swaps on junior subordinated debt	$270,000	$12,523
Interest rate swaps on brokered CDs	120,000	(1,640)

	$390,000	$10,883

Fair Value Hedges

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for either the three or the six months ended June 30, 2005 and 2004.

Cash Flow Hedges

During the second quarter of 2005, Colonial entered into interest rate swap agreements to hedge the cash flows of variable rate loans, which effectively converted their floating rates to fixed. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The derivatives are recorded at fair value with an offsetting entry, net of taxes, recorded in other comprehensive income. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for either the three or six month periods ended June 30, 2005. Amounts included in other comprehensive income are not required to be amortized to earnings (unless a swap is terminated) because amortization occurs automatically through the accounting for the cash flows of the swaps as adjustments to interest income each period. At June 30, 2005, the cash flow hedges had an average maturity of approximately 3 years.

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

The Company’s actual and pro forma information follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(In thousands, except per share data)
Net income:
As reported	$110,519	$76,295	$62,331	$33,439
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(731)	(730)	(330)	(371)

Pro forma net income	$109,788	$75,565	$62,001	$33,068

Basic earnings per share:
As reported	$0.76	$0.59	$0.42	$0.26
Pro forma	$0.76	$0.59	$0.41	$0.25
Diluted earnings per share
As reported	$0.75	$0.59	$0.41	$0.25
Pro forma	$0.75	$0.58	$0.41	$0.25

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

Note P: Capital Stock

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

For additional information on the restatement see Note A, Restatement, in the Notes to the Unaudited Condensed Financial Statements.

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

BancGroup had record earnings for the quarter ended June 30, 2005 of $0.41 per diluted share, a 64% increase over the $0.25 recorded for the same quarter of the previous year. Net income for the quarter was $62.3 million, an 86% increase over the $33.4 million earned in the second quarter of 2004. For the first six months of 2005, the Company reported $0.75 in net income per diluted share, a 27% increase over the $0.59 reported in the same period in 2004. Net income for the first six months of 2005 was $110.5 million, a 45% increase over the $76.3 million reported for the same period in 2004.

Financial Condition

Changes in selected components of the Company’s balance sheet (restated) from December 31, 2004 to June 30, 2005 are as follows:

	December 31, 2004 to June 30, 2005 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$(572,987)	(15.7)%
Loans held for sale	72,735	10.7%
Total loans, net:
Mortgage warehouse loans	(401,669)	(36.0)%
All other loans, net of unearned income	2,121,248	18.1%

Total loans, net of unearned income	1,719,579	13.4%
Total assets	2,086,065	11.0%
Non-time deposits	1,340,623	17.8%
Total deposits	2,284,680	19.3%
Short-term borrowings	(175,247)	(5.4)%
Long-term debt	(522,487)	(23.1)%
Shareholders’ equity	526,572	37.7%

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

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income assuming no rate change(1) (Restated)
Basis Points change
+200	5.25%	3.57%
+100	4.25	2.31
No Rate Change	3.25	—
-100	2.25	(2.54)
-200	1.25	(5.55)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Capital	(In thousands, restated)
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,515,442
Tier II Capital:
Allowable loan loss reserve	166,050
Subordinated debt	213,090
45% of net unrealized gains on available for sale equity securities	525

Total Capital	$1,895,107

Risk-Adjusted Assets	$17,074,572
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$19,901,141

	June 30, 2005 (Restated)	December 31, 2004 (Restated)
Tier I Leverage Ratio	7.61%	7.16%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.88%	8.80%
Total Capital Ratio	11.10%	11.39%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

BancGroup reported net interest income for the six months and quarter ended June 30, 2005 of $337.4 million and $174.4 million, representing increases of 26% and 25% over the $267.9 million and $139.3 million recorded for the same periods of the previous year, respectively.

The “Average Volume and Rates” and “Analysis of Interest Increases/(Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

(Unaudited)

	Six Months Ended June 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(in thousands, restated)
ASSETS:
Interest earning assets(1):
All other loans, net of unearned income(2)	$12,749,638	$401,092	6.34%	$10,765,206	$293,706	5.48%
Mortgage warehouse loans	830,372	20,131	4.89%	1,001,789	19,882	3.99%
Loans held for sale	673,876	17,604	5.21%	431,183	10,968	5.09%
Investment securities and securities available for sale(2)	3,808,279	86,978	4.57%	3,259,948	73,899	4.53%
Other interest-earning assets	388,084	7,942	4.13%	65,313	491	1.51%

Total interest earning assets	18,450,249	$533,747	5.82%	15,523,439	$398,946	5.16%

Nonearning assets(2)	1,636,454			1,171,314

Total assets	$20,086,703			$16,694,753

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,343,236	$34,057	1.29%	$4,293,741	$18,328	0.86%
Time deposits	4,771,128	71,996	3.04%	3,938,397	50,329	2.57%
Short-term borrowings	3,094,162	38,444	2.51%	2,839,107	14,134	1.00%
Long-term debt(2)	2,286,832	51,086	4.50%	2,243,935	47,307	4.23%

Total interest bearing liabilities	15,495,358	$195,583	2.54%	13,315,180	$130,098	1.96%

Noninterest bearing demand deposits	2,828,851			2,051,075
Other liabilities(2)	115,370			105,844

Total liabilities	18,439,579			15,472,099
Shareholders’ equity	1,647,124			1,222,654

Total liabilities and shareholders’ equity	$20,086,703			$16,694,753

RATE DIFFERENTIAL			3.28%			3.20%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$338,164	3.68%		$268,848	3.47%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Average Volume and Rates

(Unaudited)

	Three Months Ended June 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands, restated)
ASSETS:
Interest earning assets(1):
All other loans, net of unearned income(2)	$13,277,037	$214,624	6.48%	$10,940,072	$148,517	5.46%
Mortgage warehouse loans	692,234	8,764	5.08%	1,120,277	11,251	4.04%
Loans held for sale(2)	628,435	8,073	5.13%	526,491	6,456	4.91%
Investment securities and securities available for sale(2)	3,776,556	43,223	4.58%	3,368,919	38,051	4.52%
Other interest-earning assets	444,756	4,799	4.33%	102,070	412	1.62%

Total interest earning assets	18,819,018	$279,483	5.95%	16,057,829	$204,687	5.12%

Nonearning assets(2)	1,750,284			1,200,487

Total assets	$20,569,302			$17,258,316

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,477,064	$19,729	1.44%	$4,479,605	$9,827	0.88%
Time deposits	5,000,161	39,469	3.17%	3,955,769	24,851	2.53%
Short-term borrowings	2,930,500	19,797	2.71%	3,047,093	7,639	1.01%
Long-term debt(2)	2,261,021	25,682	4.55%	2,265,437	22,543	4.00%

Total interest bearing liabilities	15,668,746	$104,677	2.68%	13,747,904	$64,860	1.90%

Noninterest bearing demand deposits	3,011,366			2,168,594
Other liabilities(2)	112,508			97,210

Total liabilities	18,792,620			16,013,708
Shareholders’ equity	1,776,682			1,244,608

Total liabilities and shareholders’ equity	$20,569,302			$17,258,316

RATE DIFFERENTIAL			3.27%			3.22%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$174,806	3.72%		$139,827	3.49%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Six Months Ended June 30, 2005 Change from June 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands, restated)
INTEREST INCOME:
All other loans, net of unearned income	$107,386	$58,004	$49,382
Mortgage warehouse loans	249	(3,761)	4,010
Loans held for sale	6,636	6,369	267
Investment securities and securities available for sale	13,079	12,427	652
Other interest earning assets	7,451	5,515	1,936

Total interest income	134,801	78,554	56,247

INTEREST EXPENSE:
Interest bearing non-time deposits	15,729	5,164	10,565
Time deposits	21,667	11,618	10,049
Short-term borrowings	24,310	1,365	22,945
Long-term debt	3,779	871	2,908

Total interest expense	65,485	19,018	46,467

Net interest income	$69,316	$59,536	$9,780

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended June 30, 2005 Change from June 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands, restated)
INTEREST INCOME:
All other loans, net of unearned income	$66,107	$35,266	$30,841
Mortgage warehouse loans	(2,487)	(4,947)	2,460
Loans held for sale	1,617	1,313	304
Investment securities and securities available for sale	5,172	4,661	511
Other interest earning assets	4,387	2,928	1,459

Total interest income	74,796	39,221	35,575

INTEREST EXPENSE:
Interest bearing non-time deposits	9,902	2,567	7,335
Time deposits	14,618	7,465	7,153
Short-term borrowings	12,158	(302)	12,460
Long-term debt	3,139	(43)	3,182

Total interest expense	39,817	9,687	30,130

Net interest income	$34,979	$29,534	$5,445

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

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

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $2.9 billion in the second quarter of 2005, or 27.2%, over the second quarter of 2004. Average deposits for the six months ended June 30, 2005 increased $2.7 billion, or 25.9%, compared to the same period in 2004. The strong growth in deposits lessened the Company’s dependence on wholesale funding. During the second quarter of 2005, average deposits comprised 72% of average funding compared to 67% for the second quarter of 2004. For the six months ended June 30, 2005, average deposits comprised 70% of average funding compared to 67% for the same period in the prior year. Average short-term borrowings decreased 3.8%, or $116.6, million for the second quarter of 2005 and increased 9.0% or $255 million, for the six months ended June 30, 2005, as compared to the same periods in 2004. Average long-term debt decreased 0.2%, or $4.4 million, for the second quarter of 2005 and increased 1.9%, or $42.9 million, for the six months ended June 30, 2005, as compared to the same periods in 2004.

In conjunction with the rise in rates on earning assets, the cost of funding also increased during the period. The Company’s cost of deposits, including non-interest bearing deposits, increased only 44 basis points for the second quarter 2005 and 48 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004, while the cost of short-term borrowings increased 170 basis points for the second quarter 2005 and 151 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004. The cost of long-term debt also increased 55 basis points for the second quarter of 2005 and 27 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004. The cost of average interest bearing deposits was 124 basis points less than the rate on average wholesale borrowings in the second quarter of 2005, as compared to 63 basis points less in the second quarter of 2004. The cost of average interest bearing deposits for the six months ended June 30, 2005 was 124 basis points less than the rate on average wholesale borrowings, as compared to 75 basis points less for the six months ended June 30, 2004. As a result of the improved funding mix, the Company’s cost of funding increased only 78 basis points for the second quarter of 2005 and 58 basis points for the six months ended June 30, 2005, as compared to the same periods in 2004.

The Company’s net interest margin increased for the 7th consecutive quarter to 3.72% and was 23 basis points over the second quarter of 2004. Net interest margin for the six months ended June 30, 2005 was 3.68% and 21 basis points over the same period of the prior year.

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

Noninterest Income

Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage warehouse fees, mortgage origination income, securities losses/gains, net cash settlements of swap derivatives, changes in fair value of swap derivatives and the gain from the sale of branches. Noninterest income, excluding gains/losses on securities, branches, derivatives, net cash settlement of derivatives and other nonrecurring items, increased $10.0 million, or 29.7%, for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005 noninterest income, excluding gains/losses on securities, branches, derivatives, net cash settlement of derivatives and other nonrecurring items, increased $16.5 million, or 26.2%, over the same period in 2004.

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

As discussed in greater detail in Note N, mortgage warehouse earns noninterest income on services performed in connection with the loans and loans held for sale that were sold to third party commercial paper conduits. This additional income accounted for $3.5 million of the increase in mortgage warehouse fees for the second quarter of 2005, and $3.9 million of the increase for the six months ended June 30, 2005, as compared to the same periods in 2004.

Income from bank owned life insurance and other income increased $1.2 million and $5.0 million, respectively, for the three months ended June 30, 2005 and $2.4 million and $8.9 million, respectively, for the six months ended June 30, 2005 as compared to the same periods in 2004. The increase in bank owned life insurance corresponds with an additional $100 million policy purchased in October of 2004. The increase in other income was primarily from nonrecurring gains on the sale of certain other assets of $2.8 million for the second quarter of 2005 and $3.3 million for the six months ended June 30, 2005. Additional increases in other income were attributable to customer and official check fees, option income and income from the Goldleaf Technologies subsidiary.

The net cash settlement of swap derivatives decreased $1.5 million for the three months ended June 30, 2005 and $2.1 million for the six months ended June 30, 2005 as compared to the same periods in 2004.

Noninterest income from the change in fair value of swap derivatives increased $23.0 million for the three months ended June 30, 2005 when compared to the same period in 2004 and increased $8.9 million for the six months ended June 30, 2005 over the same period in 2004.

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

Noninterest Expenses

Noninterest expense, excluding net losses on the early extinguishment of debt, increased $21.2 million, or 20.1%, for the three months ended June 30, 2005 as compared to the same period in 2004. For the first six months of 2005, noninterest expense, excluding net losses on the early extinguishment of debt, increased $37.8 million, or 18.6% as compared to the six months ended June 30, 2004. Annualized noninterest expense excluding losses on early extinguishment of debt to average assets was 2.46% and 2.40% for the three and six months ended June 30, 2005, respectively, as compared to 2.44% and 2.43% for the same periods in 2004.

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

Occupancy expense increased $2.7 million, or 21.2%, and $4.6 million, or 18.6%, for the three and six months ended June 30, 2005 as compared to the same periods in 2004, respectively. The increases are primarily the result of new branch openings and acquisitions as previously discussed, as well as additional occupancy and equipment expenses from expansion of operational support functions and continued technology enhancements.

The increase in amortization of intangible assets was due to the acquisition of PCB in May 2004, Union in February 2005 and FFLC in May 2005. In addition, merger related expenses increased $881,000 for the three months ended June 30, 2005 and $1.9 million for the six months ended June 30, 2005 as compared to the same periods in 2004.

The increases in other expense of $2.8 million and $4.3 million for the three and six months ended June 30, 2005, respectively, over the same period in 2004 was primarily the result of new branches, acquisitions, expenses of various equity investments and net increases in normal operating expenses.

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

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.4% and 33.8% estimated annual effective tax rate for the years 2005 and 2004, respectively. The provisions for income taxes for the three months ended June 30, 2005 and 2004 were $31.7 million and $16.7 million respectively. The year to date provisions for income taxes ended June 30, 2005 and 2004 were $55.5 million and $39.0 million, respectively.

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of June 30, 2005. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

(c) Changes in Internal Control over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note C—Contingencies

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