Form 10-Q/A
period 2005-09-30
COLONIAL BANCGROUP INC
filed 2006-02-14
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Street Montgomery, Alabama (Address of principal executive offices)	36104 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $2.50 par value per share	154,199,064 shares

Explanatory Note

The Colonial BancGroup, Inc. (“BancGroup”, “Colonial” or the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

The effect this restatement had on earnings for the affected periods is as follows:

	Total	For the Quarter Ended
		March 31, 2005	June 30, 2005	September 30, 2005
	(In thousands)
Interest expense	$9,421	$3,684	$2,988	$2,749
Noninterest income	3,430	(2,848)	10,836	(4,558)
Noninterest expense	663	213	235	215
Provision for income taxes	(2,409)	(2,442)	2,756	(2,723)

Net income	$(4,245)	$(4,303)	$4,857	$(4,799)

Diluted earnings per share	$(0.03)	$(0.03)	$0.03	$(0.03)

	Total	For the Quarter Ended
		March 31, 2004	June 30, 2004	September 30, 2004
	(In thousands)
Interest expense	$13,274	$4,591	$4,290	$4,393
Noninterest income	12,350	10,955	(10,687)	12,082
Noninterest expense	1,569	499	532	538
Provision for income taxes	(902)	2,123	(5,614)	2,589

Net income	$(1,591)	$3,742	$(9,895)	$4,562

Diluted earnings per share	$(0.01)	$0.03	$(0.08)	$0.04

In addition, the following Items have changed: Item 1, Item 2 and Item 4. For additional information on the restatement see Note A, Restatement, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Statements of Condition—September 30, 2005 and December 31, 2004	2
	Condensed Consolidated Statements of Income—Nine months ended September 30, 2005 and September 30, 2004, and three months ended September 30, 2005 and September 30, 2004	3
	Condensed Consolidated Statements of Comprehensive Income—Nine months ended September 30, 2005 and September 30, 2004, and three months ended September 30, 2005 and September 30, 2004	4
	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Nine months ended September 30, 2005	5
	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2005 and September 30, 2004	6
	Notes to the Unaudited Condensed Consolidated Financial Statements—September 30, 2005	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
SIGNATURE		41

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2005 (Restated)	December 31, 2004 (Restated)
	(In thousands)
ASSETS
Cash and due from banks	$425,121	$296,889
Interest bearing deposits in banks	2,683	3,828
Federal funds sold	107,725	82,160
Securities purchased under agreements to resell	607,408	221,491
Securities available for sale	2,966,915	3,647,402
Investment securities (market value: 2005, $3,283; 2004, $6,503)	3,083	6,152
Loans held for sale	799,970	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	526,967	1,114,923
All other loans	14,196,682	11,742,888
Less:
Allowance for loan losses	(168,324)	(148,802)

Loans, net	14,555,325	12,709,009
Premises and equipment, net	304,894	270,236
Goodwill	660,758	352,536
Other intangibles, net	62,667	41,604
Other real estate owned	5,747	9,865
Bank-owned life insurance	342,380	315,739
Accrued interest and other assets	272,104	261,203

Total	$21,116,780	$18,896,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,166,273	$2,468,529
Interest bearing transaction accounts	5,782,269	5,077,509

Total transaction accounts	8,948,542	7,546,038
Time	6,321,283	4,317,657

Total deposits	15,269,825	11,863,695
Short-term borrowings	1,659,174	3,258,935
Subordinated debt	266,091	273,598
Junior subordinated debt	307,477	302,412
Other long-term debt	1,612,904	1,684,947
Accrued expenses and other liabilities	98,454	114,732

Total liabilities	19,213,925	17,498,319

Contingencies and commitments (Notes C and I)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at September 30, 2005; none authorized at December 31, 2004	—	—

Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at September 30, 2005 and December 31, 2004, respectively	—	—

Common stock, $2.50 par value; 400,000,000 and 200,000,000 shares authorized, 155,550,888 and 133,823,776 shares issued and 154,190,961 and 133,823,776 outstanding at September 30, 2005 and December 31, 2004, respectively	388,877	334,559

Additional paid in capital	758,909	343,694

Retained earnings	830,523	729,715

Treasury stock, at cost (1,359,927 shares at September 30, 2005 and none at December 31, 2004)	(31,510)	—

Unearned compensation	(7,211)	(449)

Accumulated other comprehensive loss, net of taxes	(36,733)	(9,228)

Total shareholders’ equity	1,902,855	1,398,291

Total	$21,116,780	$18,896,610

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$701,947	$500,068	$263,343	$175,699
Interest and dividends on securities	120,770	112,506	34,340	39,406
Interest on federal funds sold and other short-term investments	18,397	1,297	10,455	806

Total interest income	841,114	613,871	308,138	215,911

Interest Expense:
Interest on deposits	183,020	106,562	76,968	37,904
Interest on short-term borrowings	60,803	23,915	22,359	9,780
Interest on long-term debt	74,632	70,091	23,545	22,785

Total interest expense	318,455	200,568	122,872	70,469

Net Interest Income	522,659	413,303	185,266	145,442
Provision for loan losses	20,946	21,606	6,007	7,153

Net Interest Income After Provision for Loan Losses	501,713	391,697	179,259	138,289

Noninterest Income:
Service charges on deposit accounts	43,784	44,247	15,325	15,033
Financial planning services	10,621	10,137	3,600	3,030
Electronic banking	11,316	9,149	3,890	3,157
Mortgage banking	9,417	6,525	4,456	2,162
Mortgage warehouse fees	9,225	914	4,523	289
Securities (losses) gains, net	(4,642)	7,417	—	367
Gain on sale of branches	9,608	—	—	—
Bank-owned life insurance	10,481	6,842	3,621	2,335
Net cash settlement of swap derivatives	8,812	12,624	2,514	4,183
Change in fair value of swap derivatives	(5,382)	726	(7,072)	7,899
Other income	28,434	17,776	8,469	6,687

Total noninterest income	131,674	116,357	39,326	45,142

Noninterest Expense:
Salaries and employee benefits	196,097	160,492	70,204	55,509
Occupancy expense of bank premises, net	45,286	38,215	15,990	13,513
Furniture and equipment expenses	31,893	28,600	11,456	9,858
Professional services	15,176	12,920	5,487	4,296
Amortization of intangible assets	8,461	4,438	2,970	1,925
Advertising	8,513	6,495	3,591	2,019
Communications	7,541	8,008	2,601	2,876
Merger related expenses	3,822	1,934	613	662
Net losses related to the early extinguishment of debt	9,550	6,183	1,673	—
Other expenses	56,435	49,139	19,379	16,421

Total noninterest expense	382,774	316,424	133,964	107,079

Income before income taxes	250,613	191,630	84,621	76,352
Applicable income taxes	83,618	65,100	28,145	26,117

Net Income	$166,995	$126,530	$56,476	$50,235

Earnings per share:
Basic	$1.13	$0.97	$0.37	$0.38
Diluted	$1.12	$0.97	$0.36	$0.38
Average number of shares outstanding:
Basic	147,450	130,267	153,721	133,568
Diluted	149,171	131,405	155,510	134,730
Dividends declared per share	$0.4575	$0.4350	$0.1525	$0.1450

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(In thousands)
Net income	$166,995	$126,530	$56,476	$50,235
Other comprehensive income, net of taxes:
Unrealized (losses)/gains on securities available for sale arising during the period, net of income taxes of $12,587 and $10,205 in 2005 and $(7,791) and $(33,488) in 2004, respectively	(23,375)	14,739	(19,004)	62,184
Less: reclassification adjustment for net losses/(gains) on securities available for sale included in net income, net of income taxes of $(1,625) and $0 in 2005 and $2,522 and $125 in 2004, respectively	3,017	(4,895)	—	(242)
Unrealized losses on cash flow hedging instruments, net of income taxes of $3,867 and $3,727 in 2005 and $0 in 2004, respectively	(7,147)	—	(6,888)	—

Comprehensive income	$139,490	$136,374	$30,584	$112,177

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated Other Comprehensive Loss
				Additional Paid In Capital				Total Shareholders’ Equity (Restated)
	Common Stock		Treasury Stock		Retained Earnings (Restated)	Unearned Compensation
	Shares	Amount
			(In thousands, except share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$—	$343,694	$729,715	$(449)	$(9,228)	$1,398,291
Shares issued under:
Directors plan	47,001	118		696				814
Stock option plans	558,736	1,397		4,722				6,119
Stock bonus plan, net of cancellations	374,480	936		6,856		(7,792)		—
Employee Stock Purchase Plan	24,429	61		472				533
Tax benefit from exercise of nonqualified stock-based awards				596				596
Settlement of forward equity sales agreement	8,400,000	21,000		158,575				179,575
Issuance of shares for business combinations	12,322,466	30,806		243,298				274,104
Purchase of common stock	(1,359,927)		(31,510)					(31,510)
Amortization of unearned compensation						1,030		1,030
Net income					166,995			166,995
Cash dividends ($0.4575 per share)					(66,187)			(66,187)
Change in unrealized loss on securities available for sale, net of taxes							(20,358)	(20,358)
Change in unrealized loss on derivative instruments, net of taxes							(7,147)	(7,147)

Balance, September 30, 2005	154,190,961	$388,877	$(31,510)	$758,909	$830,523	$(7,211)	$(36,733)	$1,902,855

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2005 (Restated)	2004 (Restated)
	(In thousands)
Net cash flows from operating activities	$21,702	$34,296
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	319,820	311,859
Proceeds from sales of securities available for sale	1,362,696	1,143,993
Purchase of securities available for sale	(681,434)	(1,781,531)
Proceeds from maturities of investment securities	3,088	3,661
Increase in securities purchased under agreements to resell	(385,917)	(122,416)
Net increase in loans	(1,045,529)	(485,711)
Proceeds from sales of interests in mortgage warehouse loans	760,620	—
Acquisitions, net of cash acquired	(114,873)	31,312
Net cash paid from the sale of branches	(110,202)	—
Capital expenditures	(29,027)	(34,191)
Proceeds from sales of other real estate owned	9,425	19,595
Proceeds from sales of premises and equipment	2,391	1,808
Proceeds from sale of other assets	5,409	3,110
Net cash paid for equity investments	(9,813)	—

Net cash flows from investing activities	86,654	(908,511)

Cash flows from financing activities:
Net increase in demand, savings, and time deposits	2,075,888	913,048
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(1,749,062)	350,754
Proceeds from issuance of long-term debt	751,502	500,000
Repayment of long-term debt	(1,122,562)	(696,909)
Purchase of common stock	(31,510)	—
Proceeds from issuance of common stock	6,652	4,980
Proceeds from settlement of forward equity sales agreement	179,575	—
Dividends paid ($0.4575 and $0.4350 per share for 2005 and 2004, respectively)	(66,187)	(56,232)

Net cash flows from financing activities	44,296	1,015,641

Net increase in cash and cash equivalents	152,652	141,426
Cash and cash equivalents at beginning of year	382,877	345,717

Cash and cash equivalents at September 30	$535,529	$487,143

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$310,468	$204,915
Income taxes	74,000	58,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$7,256	$11,532
Assets (non-cash) acquired in business combinations	2,335,163	724,216
Liabilities assumed in business combinations	1,946,153	647,983

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

The following tables reflect a summary of both the originally reported and the restated amounts:

Consolidated Statements of Condition:

	September 30, 2005		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported(1)	As Restated
	(In thousands)
Accrued interest and other assets	$270,251	$272,104	$261,743	$261,203
Total assets	21,114,927	21,116,780	18,897,150	18,896,610
Time deposits	6,317,252	6,321,283	4,315,645	4,317,657
Total deposits	15,265,794	15,269,825	11,861,683	11,863,695
Junior subordinated debt	314,322	307,477	313,213	302,412
Accrued expenses and other liabilities	94,218	98,454	111,159	114,732
Total liabilities	19,212,503	19,213,925	17,503,535	17,498,319
Retained earnings	830,092	830,523	725,039	729,715
Total shareholders’ equity	$1,902,424	$1,902,855	$1,393,615	$1,398,291

(1)	Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income (by quarter):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Net interest income	$532,080	$522,659	$426,577	$413,303	$188,015	$185,266	$149,835	$145,442
Provision for loan losses	20,946	20,946	21,606	21,606	6,007	6,007	7,153	7,153
Noninterest income:
Net cash settlement of interest rate swap derivatives	—	8,812	—	12,624	—	2,514	—	4,183
Change in fair value of interest rate swap derivatives	—	(5,382)	—	726	—	(7,072)	—	7,899
Other noninterest income	128,244	128,244	104,007	103,007	43,884	43,884	33,060	33,060

Total noninterest income	128,244	131,674	104,007	116,357	43,884	39,326	33,060	45,142
Noninterest expense	382,111	382,774	314,855	316,424	133,749	133,964	106,541	107,079

Income before income taxes	257,267	250,613	194,123	191,630	92,143	84,621	69,201	76,352
Applicable income taxes	86,027	83,618	66,002	65,100	30,868	28,145	23,528	26,117

Net income	$171,240	$166,995	$128,121	$126,530	$61,275	$56,476	$45,673	$50,235

Diluted earnings per share:
Net income	$1.15	$1.12	$0.98	$0.97	$0.39	$0.36	$0.34	$0.38
Impact of accounting correction		$(0.03)		$—		$(0.03)		$0.04
Impact of other non-significant adjustments		$—		$(0.01)		$—		$—
Average diluted shares outstanding	149,171	149,171	131,405	131,405	155,510	155,510	134,730	134,730

Consolidated Statements of Changes in Shareholders’ Equity:

	For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated
	(In thousands)
Balance, beginning of period	$1,393,615	$1,398,291
Increase attributable to net income	171,240	166,995
Balance, end of period	$1,902,424	$1,902,855

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	(In thousands, except per share amounts)
Net Interest Income	$541,395	$460,983	$185,266	$162,131
Net Income	172,896	144,625	56,476	56,009
Basic EPS	1.13	1.01	0.37	0.38
Diluted EPS	1.12	1.00	0.36	0.38

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note F: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Nine Months Ended September 30,			Three Months Ended September 30,
	Net Income (Restated)	Shares	Per Share Amount (Restated)	Net Income (Restated)	Shares	Per Share Amount (Restated)
	(In thousands, except per share amounts)
2005
Basic EPS	$166,995	147,450	$1.13	$56,476	153,721	$0.37
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,721			1,789

Diluted EPS	$166,995	149,171	$1.12	$56,476	155,510	$0.36

2004
Basic EPS	$126,530	130,267	$0.97	$50,235	133,568	$0.38
Effect of dilutive instruments:
Options		1,138			1,162

Diluted EPS	$126,530	131,405	$0.97	$50,235	134,730	$0.38

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 63,875 for both the three months and nine months ended September 30, 2005 and 10,000 and 58,000 for the three and nine months ended September 30, 2004, respectively.

Note G: Segment Information

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands, restated)
Nine Months Ended September 30, 2005
Net interest income before intersegment income / expense	$241,972	$77,964	$91,305	$50,023	$36,182	$47,262	$(22,049)	$522,659
Intersegment interest income /expense	(5,008)	(31,231)	22,872	(12,128)	(3,934)	(13,235)	42,664	—

Net interest income	236,964	46,733	114,177	37,895	32,248	34,027	20,615	522,659
Provision for loan losses	7,699	436	3,201	450	1,282	1,741	6,137	20,946
Noninterest income	38,415	10,633	43,205	6,443	4,392	3,946	24,640	131,674
Noninterest expense	155,777	5,107	80,604	21,046	17,930	21,062	81,248	382,774

Income/(loss) before income taxes	$111,903	$51,823	$73,577	$22,842	$17,428	$15,170	$(42,130)	250,613

Income taxes								83,618

Net Income								$166,995

Balances at September 30, 2005:
Total Assets	$9,487,158	$2,189,969	$3,919,235	$1,310,060	$877,071	$1,183,415	$2,149,872	$21,116,780
Total Deposits	$8,034,988	$628,168	$3,797,728	$803,144	$637,071	$532,875	$835,851	$15,269,825

Nine Months Ended September 30, 2004
Net interest income before intersegment income / expense	$165,533	$46,784	$87,777	$39,319	$30,182	$33,097	$10,611	$413,303
Intersegment interest income / expense	11,341	(8,640)	28,146	(1,726)	(2,284)	(4,911)	(21,926)	—

Net interest income	176,874	38,144	115,923	37,593	27,898	28,186	(11,315)	413,303
Provision for loan losses	9,008	171	5,616	815	1,128	1,360	3,508	21,606
Noninterest income	29,534	2,182	35,984	6,070	3,993	3,977	34,617	116,357
Noninterest expense	112,131	4,171	85,656	20,503	16,751	19,293	57,919	316,424

Income/(loss) before income taxes	$85,269	$35,984	$60,635	$22,345	$14,012	$11,510	$(38,125)	191,630

Income taxes								65,100

Net Income								$126,530

Balances at September 30, 2004:
Total Assets	$6,513,690	$1,716,137	$3,856,464	$1,298,789	$736,196	$973,025	$3,092,589	$18,186,890
Total Deposits	$5,410,008	$316,978	$3,655,801	$768,477	$479,258	$488,851	$260,079	$11,379,452

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands, restated)
Three Months Ended September 30, 2005
Net interest income before intersegment income / expense	$86,678	$33,987	$31,694	$17,392	$13,022	$17,458	$(14,965)	$185,266
Intersegment interest income / expense	(3,952)	(16,498)	6,044	(4,849)	(1,380)	(5,407)	26,042	—

Net interest income	82,726	17,489	37,738	12,543	11,642	12,051	11,077	185,266
Provision for loan losses	1,802	22	532	150	430	588	2,483	6,007
Noninterest income	14,382	5,034	11,347	2,306	1,619	1,541	3,097	39,326
Noninterest expense	57,168	1,811	26,968	7,200	6,219	7,558	27,040	133,964

Income/(loss) before income taxes	$38,138	$20,690	$21,585	$7,499	$6,612	$5,446	$(15,349)	84,621

Income taxes								28,145

Net Income								$56,476

Balances at September 30, 2005:
Total Assets	$9,487,158	$2,189,969	$3,919,235	$1,310,060	$877,071	$1,183,415	$2,149,872	$21,116,780
Total Deposits	$8,034,988	$628,168	$3,797,728	$803,144	$637,071	$532,875	$835,851	$15,269,825

Three Months Ended September 30, 2004
Net interest income before intersegment income / expense	$60,202	$15,997	$29,616	$13,446	$10,292	$11,673	$4,216	$145,442
Intersegment income / expense	3,980	(3,577)	9,092	(737)	(611)	(1,940)	(6,207)	—

Net interest income	64,182	12,420	38,708	12,709	9,681	9,733	(1,991)	145,442
Provision for loan losses	2,469	25	1,414	140	376	420	2,309	7,153
Noninterest income	10,081	690	11,768	1,817	1,414	1,067	18,305	45,142
Noninterest expense	40,256	1,324	28,259	6,917	5,657	6,316	18,350	107,079

Income/(loss) before income taxes	$31,538	$11,761	$20,803	$7,469	$5,062	$4,064	$(4,345)	76,352

Income taxes								26,117

Net Income								$50,235

Balances at September 30, 2004:
Total Assets	$6,513,690	$1,716,137	$3,856,464	$1,298,789	$736,196	$973,025	$3,092,589	$18,186,890
Total Deposits	$5,410,008	$316,978	$3,655,801	$768,477	$479,258	$488,851	$260,079	$11,379,452

Note H: Long-Term Borrowings

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

Interest Rate Swaps

At September 30, 2005, BancGroup had interest rate swap positions on subordinated debt, junior subordinated debt, brokered CDs, long-term FHLB advances and loans. The fair value and related notional amounts (in thousands) of all interest rate swaps by category as of September 30, 2005 are shown below:

	September 30, 2005 (Restated)
	Notional Amount	Fair Value
Fair Value Hedges
Interest rate swaps hedging long-term FHLB advances	$485,000	$1,472
Interest rate swaps hedging subordinated debt	250,000	8,366
Interest rate swaps hedging loans	5,169	104

	$740,169	$9,942

Cash Flow Hedges
Interest rate swaps hedging loans	$750,000	$(11,000)

	$750,000	$(11,000)

Nonhedging Derivatives
Interest rate swaps on junior subordinated debt	$270,000	$6,845
Interest rate swaps on brokered CDs	492,117	(4,031)

	$762,117	$2,814

Fair Value Hedges

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for either the three or the nine months ended September 30, 2005 and 2004.

Cash Flow Hedges

During the second quarter of 2005, Colonial entered into interest rate swap agreements to hedge the cash flows of variable rate loans, which effectively converted their floating rates to fixed. The initial and ongoing

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The derivatives are recorded at fair value with an offsetting entry, net of taxes, recorded in other comprehensive income. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for either the three or nine month periods ended September 30, 2005. Amounts included in other comprehensive income are not required to be amortized to earnings (unless a swap is terminated) because amortization occurs automatically through the accounting for the cash flows of the swaps as adjustments to interest income each period. At September 30, 2005, the cash flow hedges had an average maturity of approximately 3 years.

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

The Company’s actual and pro forma information (restated) follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$166,995	$126,530	$56,476	$50,235
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,234)	(1,095)	(390)	(316)

Pro forma net income	$165,761	$125,435	$56,086	$49,919

Basic earnings per share:
As reported	$1.13	$0.97	$0.37	$0.38
Pro forma	$1.12	$0.96	$0.36	$0.37
Diluted earnings per share
As reported	$1.12	$0.97	$0.36	$0.38
Pro forma	$1.11	$0.95	$0.36	$0.37

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

BancGroup had earnings for the quarter ended September 30, 2005 of $0.36 per diluted share, a 5% decrease from the $0.38 recorded for the same quarter of the previous year. BancGroup had net income for the quarter of $56.5 million, a 12% increase over the $50.2 million earned in the third quarter of 2004. For the first nine months of 2005, the Company reported $1.12 in net income per diluted share, a 15% increase over the $0.97 reported in the same period in 2004. Net income for the first nine months of 2005 was $167.0 million, a 32% increase over the $126.5 million reported for the same period in 2004.

Financial Condition

Changes in selected components of the Company’s balance sheet (restated) from December 31, 2004 to September 30, 2005 are as follows:

	December 31, 2004 to September 30, 2005 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$(683,556)	(18.7)%
Loans held for sale	121,474	17.9%
Total loans, net:
Mortgage warehouse loans	(587,956)	(52.7)%
All other loans, net of unearned income	2,453,794	20.9%

Total loans, net of unearned income	1,865,838	14.5%
Total assets	2,220,170	11.8%
Non-time deposits	1,402,504	18.6%
Total deposits	3,406,130	28.7%
Short-term borrowings	(1,599,761)	(49.1)%
Long-term debt	(74,485)	(3.3)%
Shareholders’ equity	504,564	36.1%

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

	Fed Funds Rate	Percentage Change in 12 Month Projected Net Interest Income vs. Net Interest Income Assuming no Rate Change(1) (Restated)
Basis Points change
+200	5.75%	4.44%
+100	4.75	2.93
No Rate Change	3.75	—
-100	2.75	(2.78)
-200	1.75	(6.21)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Capital	(In thousands, restated)
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangibles plus Trust Preferred Securities)(1)	$1,512,100
Tier II Capital:
Allowable loan loss reserve	168,324
Subordinated debt	213,090
45% of net unrealized gains on available for sale equity securities	510

Total Capital	$1,894,024

Risk-Adjusted Assets	$17,285,371
Quarterly average assets (excluding intangibles and unrealized gains/losses on securities available for sale)	$20,733,186

	September 30, 2005 (Restated)	December 31, 2004 (Restated)
Tier I Leverage Ratio	7.29%	7.16%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.75%	8.80%
Total Capital Ratio	10.96%	11.39%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income.

BancGroup reported net interest income for the nine months and quarter ended September 30, 2005 of $522.7 million and $185.3 million, a 26% and 27% increase over the same periods of the previous year, respectively.

The “Average Volume and Rates” and “Analysis of Interest Increases/(Decreases)” tables present the individual components of net interest income and net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

(Unaudited)

	Nine Months Ended September 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(in thousands, restated)
ASSETS:
Interest earning assets(1):
All other loans, net of unearned income(2)	$13,141,515	$639,215	6.50%	$10,959,787	$453,935	5.53%
Mortgage warehouse loans	806,168	31,050	5.15%	1,013,169	30,426	4.01%
Loans held for sale(2)	787,729	32,014	5.43%	443,810	15,986	4.81%
Investment securities and securities available for sale(2)	3,547,781	121,567	4.57%	3,339,372	113,643	4.54%
Other interest earning assets	540,759	18,397	4.55%	83,426	1,298	2.08%

Total interest earning assets	18,823,952	$842,243	5.98%	15,839,564	$615,288	5.19%

Nonearning assets(2)	1,710,767			1,204,313

Total assets	$20,534,719			$17,043,877

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,497,785	$59,804	1.45%	$4,501,674	$30,038	0.89%
Time deposits	5,145,257	123,216	3.20%	3,959,890	76,525	2.58%
Short-term borrowings	2,984,635	60,803	2.72%	2,833,477	23,914	1.13%
Long-term debt(2)	2,134,492	74,632	4.67%	2,259,352	70,091	4.14%

Total interest bearing liabilities	15,762,169	$318,455	2.70%	13,554,393	$200,568	1.98%

Noninterest bearing demand deposits	2,921,170			2,126,480
Other liabilities(2)	117,832			108,787

Total liabilities	18,801,171			15,789,660
Shareholders’ equity	1,733,548			1,254,217

Total liabilities and shareholders’ equity	$20,534,719			$17,043,877

RATE DIFFERENTIAL			3.28%			3.21%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS		$523,788	3.72%		$414,720	3.49%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Average Volume and Rates

(Unaudited)

	Three Months Ended September 30,
	2005			2004
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands, restated)
ASSETS:
Interest earning assets(1):
All other loans, net of unearned income(2)	$13,912,490	$238,123	6.80%	$11,344,719	$160,229	5.62%
Mortgage warehouse loans	758,549	10,919	5.71%	1,035,679	10,544	4.05%
Loans held for sale(2)	1,011,722	14,410	5.65%	468,791	5,018	4.26%
Investment securities and securities available for sale(2)	3,035,280	34,589	4.56%	3,496,493	39,744	4.55%
Other interest earning assets	841,131	10,455	4.93%	119,261	807	2.69%

Total interest earning assets	19,559,172	$308,496	6.27%	16,464,943	$216,342	5.24%

Nonearning assets(2)	1,856,972			1,269,597

Total assets	$21,416,144			$17,734,540

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,801,845	$25,747	1.76%	$4,913,023	$11,710	0.95%
Time deposits	5,881,314	51,220	3.46%	4,002,410	26,196	2.60%
Short-term borrowings	2,769,154	22,359	3.20%	2,822,341	9,780	1.38%
Long-term debt(2)	1,834,780	23,546	5.10%	2,289,851	22,784	3.96%

Total interest bearing liabilities	16,287,093	$122,872	2.99%	14,027,625	$70,470	2.00%

Noninterest bearing demand deposits	3,102,800			2,275,652
Other liabilities(2)	122,674			114,607

Total liabilities	19,512,567			16,417,884
Shareholders’ equity	1,903,577			1,316,656

Total liabilities and shareholders’ equity	$21,416,144			$17,734,540

RATE DIFFERENTIAL			3.28%			3.24%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS		$185,624	3.78%		$145,872	3.53%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Nine Months Ended September 30, 2005 Change from September 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands, restated)
INTEREST INCOME:
All other loans, net of unearned income	$185,280	$98,493	$86,787
Mortgage warehouse loans	624	(6,970)	7,594
Loans held for sale	16,028	13,742	2,286
Investment securities and securities available for sale	7,924	7,165	759
Other interest earning assets	17,099	14,054	3,045

Total interest income	226,955	126,484	100,471

INTEREST EXPENSE:
Interest bearing non-time deposits	29,766	7,744	22,022
Time deposits	46,691	25,899	20,792
Short-term borrowings	36,889	1,347	35,542
Long-term debt	4,541	(4,037)	8,578

Total interest expense	117,887	30,953	86,934

Net interest income	$109,068	$95,531	$13,537

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Analysis of Interest Increases/(Decreases)

(Unaudited)

	Three Months Ended September 30, 2005 Change from September 30, 2004
		Attributed to(1)
	Total	Volume	Rate
	(In thousands, restated)
INTEREST INCOME:
All other loans, net of unearned income	$77,894	$40,409	$37,485
Mortgage warehouse loans	375	(3,266)	3,641
Loans held for sale	9,392	7,328	2,064
Investment securities and securities available for sale	(5,155)	(5,242)	87
Other interest earning assets	9,648	8,481	1,167

Total interest income	92,154	47,710	44,444

INTEREST EXPENSE:
Interest bearing non-time deposits	14,037	2,457	11,580
Time deposits	25,024	14,680	10,344
Short-term borrowings	12,579	(187)	12,766
Long-term debt	762	(5,048)	5,810

Total interest expense	52,402	11,902	40,500

Net interest income	$39,752	$35,808	$3,944

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate. Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

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

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $3.6 billion in the third quarter of 2005, or 32.1%, over the third quarter of 2004. Average deposits for the nine months ended September 30, 2005 increased $3.0 billion, or 28.1%, compared to the same period in 2004. The strong growth in deposits lessened the Company’s dependence on wholesale funding. During the third quarter of 2005, average deposits comprised 76% of average liability funding compared to 68% for the third quarter of 2004. For the nine months ended September 30, 2005, average deposits comprised 73% of average liability funding compared to 68% for the same period in the prior year. Average short-term borrowings decreased 1.9%, or $53.2 million, for the third quarter of 2005 and increased 5.3%, or $151.2 million, for the nine months ended September 30, 2005, as compared to the same periods in 2004. Average long-term debt decreased 19.9%, or $455.1 million, for the third quarter of 2005 and decreased 5.5%, or $124.9 million, for the nine months ended September 30, 2005, as compared to the same periods in 2004.

In conjunction with the rise in rates on earning assets, the cost of funding also increased during the period. The Company’s cost of deposits, including the impact of non-interest bearing deposits, increased only 72 basis points for the third quarter 2005 and 46 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004, while the cost of short-term borrowings increased 182 basis points for the third quarter 2005 and 159 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004. The cost of long-term debt also increased 114 basis points for the third quarter of 2005 and 53 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004. The cost of average interest bearing deposits was 135 basis points less than the rate on average wholesale borrowings in the third quarter of 2005, as compared to 85 basis points less in the third quarter of 2004. The cost of average interest bearing deposits for the nine months ended September 30, 2005 was 124 basis points less than the rate on average wholesale borrowings, as compared to 78 basis points less for the nine months ended September 30, 2004. As a result of the improved funding mix, the Company’s cost of funding, including the impact of noninterest bearing deposits, increased only 79 basis points for the third quarter of 2005 and 57 basis points for the nine months ended September 30, 2005, as compared to the same periods in 2004.

The Company’s net interest margin increased for the eighth consecutive quarter to 3.78% and was 25 basis points over the third quarter of 2004. Net interest margin for the nine months ended September 30, 2005 was 3.72% and was 23 basis points over the same period of the prior year.

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

Noninterest Income

Sources of noninterest income include service charges on deposit accounts, financial planning services, electronic banking services, mortgage origination income, mortgage warehouse fees, bank owned life insurance income, securities losses/gains, net cash settlement of swap derivatives, change in fair value of swap derivatives and the gain from the sale of branches. Noninterest income, excluding gains/losses on securities, branches, derivatives, net cash settlement of derivatives and other nonrecurring items, increased $11.2 million, or 34.2%, for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, noninterest income, excluding gains/losses on securities, branches, derivatives, net cash settlement of derivatives and other nonrecurring items, increased $27.7 million, or 29.0%, over the same period in 2004.

Service charges on deposit accounts increased $292,000, or 2%, for the three months ended September 30, 2005 compared to the same period in 2004 and decreased $463,000, or 1%, for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in third quarter 2005 over 2004 was primarily from increased NSF (insufficient funds) fees. However, for the nine months ended September 30, 2005, service charges are lower than the same period of the prior year primarily due to reduced net service charges on business accounts priced through account analysis as more charges were offset with earnings credits on deposit levels.

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

As discussed in Note N, the mortgage warehouse segment earns noninterest income on services performed in connection with the loans and loans held for sale that are sold to third-party commercial paper conduits. This additional source of income resulted in a $4.2 million increase in mortgage warehouse fees for the third quarter of 2005, and an $8.3 million increase for the nine months ended September 30, 2005, as compared to the same periods in 2004.

Income from bank owned life insurance and other income increased $1.3 million and $1.8 million, respectively, for the three months ended September 30, 2005 and $3.6 million and $10.7 million, respectively, for the nine months ended September 30, 2005 as compared to the same periods in 2004. The increase in bank owned life insurance corresponds with an additional $100 million policy purchased in October of 2004. The increase in other income was primarily attributable to increased revenue from the Goldleaf Technologies subsidiary and real estate joint ventures for the three months and nine months ended September 30, 2005 over 2004 and nonrecurring gains on the sale of certain other assets of $3.3 million in the first two quarters of 2005. Additional increases in other income were attributable to customer and official check fees, letter of credit fees and income from condo association coupon fees.

The net cash settlement of swap derivatives decreased $1.7 million for the three months ended September 30, 2005 and $3.8 million for the nine months ended September 30, 2005, as compared to the same periods in 2004. Noninterest income from the change in fair value of swap derivatives decreased $15.0 million for the three months ended September 30, 2005 when compared to the same period in 2004 and decreased $6.1 million for the nine months ended September 30, 2005 over the same period in 2004.

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

Noninterest Expenses

Noninterest expense, excluding net losses on the early extinguishment of debt, increased $25.2 million, or 23.5%, for the three months ended September 30, 2005 as compared to the same period in 2004. For the first nine months of 2005, noninterest expense, excluding net losses on the early extinguishment of debt, increased $63.0 million, or 20.3%, as compared to the nine months ended September 30, 2004. Annualized noninterest expense, excluding losses on early extinguishment of debt, to average assets was 2.47% and 2.42% for the three and nine months ended September 30, 2005, respectively, as compared to 2.42% and 2.43% for the same periods in 2004.

Salaries and benefits increased $14.7 million, or 26.5%, and $35.6 million, or 22.2%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increases resulted from new branch openings, acquisitions, normal salary increases, increases in health benefit costs and increases in commissions and incentive plan compensation.

Occupancy expense increased $2.5 million, or 18.3%, and $7.1 million, or 18.5%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. The increases are primarily the result of new branch openings and acquisitions. Furniture and equipment expenses also increased $1.6 million, or 16.2%, and $3.3 million, or 11.5%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, respectively. These increases primarily relate to technology additions and improvements.

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

Other expenses increased $3.0 million and $7.3 million for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004. These were primarily the result of new branches, acquisitions, expenses related to the Goldleaf Technologies subsidiary and consolidated real estate joint ventures and net increases in normal operating expenses.

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

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.4% and 34.0% estimated annual effective tax rate for the years 2005 and 2004, respectively. The provisions for income taxes for the three months ended September 30, 2005 and 2004 were $28.1 million and $26.1 million, respectively. The year to date provisions for income taxes ended September 30, 2005 and 2004 were $83.6 million and $65.1 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a) Restatement

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of September 30, 2005. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

(c) Changes in Internal Control over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note C—Contingencies

Item 1A.	Risk Factors—NA

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth the Company’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2005	1,359,927	$22.09	1,359,927	—
August 1 - August 31, 2005	—	—	—	—
September 1 - September 30, 2005	—	1.08	—	—

Total	1,359,927	$23.17	1,359,927	—

(1)	On July 7, 2005, the Company purchased 1,359,927 shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $22.09 per share initial cost of approximately $30 million. The agreement was subject to a future contingent purchase price adjustment based on the volume weighted average price of the Company’s stock over the averaging period, which began on July 1, 2005 and ended on September 26, 2005. On September 30, 2005, the Company paid the purchase price adjustment of approximately $1.5 million which effectively increased the average price paid to $23.17 per share. Refer to Note P: Capital Stock of the Unaudited Condensed Consolidated Financial Statements for further discussion.

(2)	On June 24, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $30 million of BancGroup’s outstanding common stock through an accelerated program. The program was completed on September 26, 2005; all share repurchases reported above were made pursuant to the program.

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
3.1	*	Restated Certificate of Incorporation of The Colonial BancGroup, Inc.

31.1		Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1		Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2		Rule 13a-14(b) Certifications of the Chief Financial Officer

*	previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 13th day of February, 2006 .

THE COLONIAL BANCGROUP, INC.

By:	/S/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer