Form 10-K
period 2005-12-31
COLONIAL BANCGROUP INC
filed 2006-03-03
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

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

(334) 240-5000

(Registrant’s telephone number, including area code.)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $2.50 par value per share	New York Stock Exchange

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

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,231,235,588, based on the closing price of $22.06 per share as reported on the New York Stock Exchange. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2006
Common Stock, $2.50 par value per share	154,304,635 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Definitive Proxy Statement for 2006 Annual Meeting as specifically referred to herein.	Part III

PART I

Item 1.    Business

General

The Registrant, The Colonial BancGroup, Inc. (BancGroup, Colonial or the Company) is a Delaware corporation organized in 1974 as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHCA). BancGroup was originally organized as Southland Bancorporation, and its name was changed in 1981. In 1997, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, BancGroup consolidated its various banking subsidiaries into Colonial Bank. In 2000, pursuant to the Gramm-Leach-Bliley Financial Services Modernization Act (Gramm-Leach), BancGroup elected to become a financial holding company which allows it to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities.

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

At December 31, 2005, BancGroup and its subsidiaries employed 4,607 persons. BancGroup’s principal offices are located at and its mailing address is: One Commerce Street, Suite 800, Montgomery, Alabama 36104. BancGroup’s telephone number at its principal office is (334) 240-5000.

Subsidiary Bank

Colonial Bank was converted into a national association on August 8, 2003. Its legal name was changed to “Colonial Bank, National Association” but it still does business as, and is usually referred to herein as “Colonial Bank.” As of December 31, 2005, Colonial Bank had a total of 301 branches, with 160 branches in Florida, 93 branches in Alabama, 21 branches in Georgia, 13 branches in Texas and 14 branches in Nevada. Colonial Bank conducts a general commercial banking business in its respective service areas and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services and credit card and merchant services. Through its wealth management area, Colonial Bank’s wholly owned subsidiaries Colonial Investment Services, Inc., Colonial Investment Services of Florida, Georgia, Nevada and Tennessee offer various insurance products and annuities for sale to the public. These subsidiaries are regulated by each state’s department of insurance.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of commercial paper and other securities. In the case of larger customers, competition exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2005, Colonial Bank accounted for approximately 99.8% of BancGroup’s consolidated assets.

Other Financial Services Operations

BancGroup’s subsidiary Colonial Brokerage, Inc., a Delaware corporation, provides full service and discount brokerage services and investment advice and is a member of and is regulated by the National Association of Securities Dealers.

Non-financial Services Operations

BancGroup has interests in several residential and commercial real estate developments located in the metropolitan area of Atlanta, Georgia and one in the San Antonio, Texas area. The aggregate investment in such entities is $28.0 million.

As of December 31, 2005, Colonial Bank had a 72.43% ownership in Goldleaf Technologies, Inc., a Delaware corporation, which provides internet and ACH services to community banks. On January 31, 2006, Colonial Bank sold its interest in Goldleaf Technologies, Inc. For additional information on this sale, see Note 28, Subsequent Event, in the Notes to Consolidated Financial Statements.

Segment Information

The Company has six reportable segments for management reporting — five regional bank segments located in Florida, Alabama, Georgia, Nevada and Texas, and the mortgage warehouse segment headquartered in Orlando, Florida. Each regional bank segment consists of commercial lending and full service branches in its geographic region. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment provides lines of credit collateralized by residential mortgage loans and other services to mortgage origination companies. Corporate functions not included in these reportable segments include treasury and parent activities, back office operations and intercompany eliminations. These functions are reported together as Corporate/Treasury/Other. For additional information related to segments, see Note 26, Segment Information, in the Notes to Consolidated Financial Statements.

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

Certain Regulatory Considerations

The following is a brief summary of the regulatory environment in which BancGroup and Colonial Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to BancGroup and Colonial Bank can affect the operating environment in substantial and unpredictable ways. BancGroup cannot accurately predict whether legislation will ultimately be enacted, and if enacted, what the ultimate effect that legislation would have on BancGroup or its subsidiaries’ financial condition or results of operations. While banking regulations are material to the operations of BancGroup and Colonial Bank, it should be noted that supervision, regulation, and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

BancGroup is a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). As such, it is subject to the BHCA and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil money penalties.

Colonial Bank, a national banking association, is subject to supervision and examination by the Office of the Comptroller of the Currency (the OCC). Colonial Bank converted from an Alabama state-chartered Federal Reserve member bank to a national banking association on August 8, 2003. The deposits of Colonial Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of Colonial Bank. Moreover, the FDIC may terminate deposit insurance of Colonial Bank under certain circumstances. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met.

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

FDIC Improvement Act

As a result of enactment in 1991 of the FDIC Improvement Act (FDICIA), banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including compensation standards, loan underwriting standards, asset growth, and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place an institution into receivership.

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

The Fair Credit Reporting Act (FCRA) governs the ability of a financial institution to share consumer financial information with its affiliates. The FCRA requires financial institutions to provide their customers with notice and an opportunity to opt-out before sharing certain information with its affiliates. In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (FACTA) was enacted. FACTA included a provision further limiting a financial institution’s ability to share customer information with its affiliates for marketing purposes by requiring financial institutions to provide their customers with the ability to opt-out of such sharing of customer information. Regulations implementing this provision of FACTA have been proposed but not finalized.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The regulations, applicable to national banking associations, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: (i) insure the security and confidentiality of customer records and information; (ii) protect against any anticipated threats or hazards to the security or integrity of such records; (iii) protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer; and (iv) ensure the proper disposal of such information.

In March 2005, the federal banking agencies jointly issued Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice. The guidance requires all financial institutions to implement a response program to address security breaches involving customer information. The guidance requires a financial institutions’ response to include, among other things, procedures for notifying customers about incidents of unauthorized access when certain criteria are met.

Bank Secrecy Act

The Bank Secrecy Act (the BSA) is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties.

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law. The USA PATRIOT Act amended the BSA and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including national banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. BancGroup has adopted policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

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

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2005, BancGroup’s total risk-based capital ratio was 12.17%, including 9.15% of Tier 1 capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2005, BancGroup’s leverage capital ratio was 7.77%. Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. The OCC has adopted substantially similar capital requirements for national banks.

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2005, Colonial Bank was “well capitalized” under the regulatory framework for prompt corrective action.

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

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes (well capitalized, adequately capitalized and undercapitalized). These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund’s ratio of reserves to insured deposits at 1.25%. During 2005 and for the first semiannual assessment period of 2006, assessment rates for BIF-insured institutions ranged from 0 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 27 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. The assessment rate schedule is subject to change by the FDIC and, accordingly, the assessment rate could increase or decrease in the future.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2005 was 1.39 cents per $100 for BIF-insured deposits. For the first quarter of 2006, the FICO assessment rate for such deposits will be 1.32 cents per $100 of assessable deposits.

The Bank’s assessment expense for the year ended December 31, 2005 equaled $1.7 million.

OCC Assessment

The OCC imposes a semiannual assessment on all national banks under its supervision. The amount of the assessment is based on the bank’s total assets. The assessment for the first half of the year is based on prior year’s total assets as of December 31, and the assessment for the second half of the year is based on the total assets as of June 30. Colonial Bank’s assessment expense for the year ended December 31, 2005 was $2.5 million.

Other Subsidiary Regulation

Certain subsidiaries of BancGroup and Colonial Bank are regulated by other governmental agencies. Where material, such regulation is disclosed with the disclosure of the subsidiary.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See “Selected Financial Data and Selected Quarterly Financial Data 2005-2004” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 1A.    Risk Factors

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

We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a financial services company called a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. A number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal agencies.

The Company, its subsidiary bank and certain nonbank subsidiaries are heavily regulated by federal agencies. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to discussions of regulatory considerations contained in Item 1 — Business and Note 16, Regulatory Matters and Restrictions.

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

We have identified four accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) allowance for loan losses, (2) purchase accounting and goodwill, (3) income taxes and (4) consolidations. For more information, refer in this report to “Critical Accounting Policies.”

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

Mortgage Warehouse and Retail Mortgage Banking

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

BancGroup leases its executive offices in Montgomery, Alabama, operations centers in Birmingham, Alabama and Orlando, Florida and maintains regional executive offices in Alabama, Florida, Georgia, Nevada, and Texas.

As of December 31, 2005, Colonial Bank owned 199 and leased 102 of its full-service banking offices. See Notes to Consolidated Financial Statements included herein.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” As of February 21, 2006, BancGroup had outstanding 154,304,635 shares of Common Stock, with 9,579 registered shareholders.

The following table indicates the high and low closing prices for and dividends paid on Common Stock during 2005 and 2004.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2005
1st Quarter	$21.47	$19.76	$0.1525
2nd Quarter	23.20	20.15	0.1525
3rd Quarter	23.65	22.23	0.1525
4th Quarter	25.74	21.58	0.1525

2004
1st Quarter	$18.58	$16.52	$0.1450
2nd Quarter	18.28	16.78	0.1450
3rd Quarter	20.66	17.81	0.1450
4th Quarter	22.45	20.53	0.1450

BancGroup has historically paid dividends each quarter. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends, are described herein. See “Payments of Dividends and Other Restrictions”.

Equity Compensation Plans

The following table summarizes BancGroup’s equity compensation plans as of December 31, 2005:

Plan Category	Number of Shares to be Issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans approved by the shareholders	3,595,362	$14.9231	7,075,001

There were no equity compensation plans not approved by the shareholders.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Income
Interest income	$1,162,055	$848,017	$780,808	$783,431	$902,167
Interest expense	452,833	280,769	285,660	328,222	480,238

Net interest income	709,222	567,248	495,148	455,209	421,929
Provision for loan losses	26,838	26,994	37,378	35,980	39,573

Net interest income after provision for loan losses	682,384	540,254	457,770	419,229	382,356
Noninterest income(1)	175,976	153,201	138,627	131,769	93,709
Noninterest expense(2)	515,255	431,649	376,001	318,287	284,168

Income from continuing operations before income taxes	343,105	261,806	220,396	232,711	191,897
Applicable income taxes	114,603	88,929	74,785	80,377	69,181

Income from continuing operations	228,502	172,877	145,611	152,334	122,716
Discontinued Operations:(3)
Loss from discontinued operations, net of income taxes of ($445) and ($371) for the years ended December 31, 2002 and 2001 respectively	—	—	—	(846)	(613)

Net Income	$228,502	$172,877	$145,611	$151,488	$122,103

Earnings Per Common Share:
Income from continuing operations:(3)
Basic	$1.53	$1.32	$1.17	$1.27	$1.07
Diluted	1.52	1.31	1.16	1.26	1.06
Net income:
Basic	$1.53	$1.32	$1.17	$1.27	$1.06
Diluted	1.52	1.31	1.16	1.26	1.06
Average shares outstanding:
Basic	149,053	131,144	124,615	119,583	114,811
Diluted	150,790	132,315	125,289	120,648	115,881
Cash dividends per common share	$0.61	$0.58	$0.56	$0.52	$0.48

(1)	Included in noninterest income are securities (losses) gains of ($24.7) million, $7.5 million, $4.8 million and $5.7 million and $8.7 million for the years ended 2005, 2004, 2003, 2002 and 2001, respectively; gain on sale of branches of $37.0 million for the year ended 2005; net cash settlement of swap derivatives of $10.3 million, $16.6 million, $11.5 million and $6.0 million for the years ended 2005, 2004, 2003 and 2002, respectively; and changes in fair value of swap derivatives of ($12.1) million, ($0.4) million, ($6.9) million and $18.9 million for the years ended 2005, 2004, 2003 and 2002, respectively.
(2)	Included in noninterest expense are merger related expenses of $4.2 million, $2.0 million, $0.3 million, $0.9 million and $3.0 million for the years ended 2005, 2004, 2003, 2002 and 2001, respectively. Also included in noninterest expense in 2005 and 2004 are net losses related to the early extinguishment of debt of $9.6 million and $7.4 million, respectively.
(3)	In December 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations for all periods presented.

	2005	2004	2003	2002	2001
	(In thousands, except selected financial measures)
Statement of Condition data at year end:
Total assets	$21,426,197	$18,896,610	$16,267,979	$15,814,857	$13,185,103
Total loans, net of unearned income:
Mortgage warehouse loans	483,701	1,114,923	982,488	1,671,149	1,259,870
All other loans, net of unearned income	14,416,163	11,742,888	10,606,407	10,021,281	9,107,795
Loans held for sale	1,097,892	678,496	378,324	347,101	35,453
Non-time deposits	9,012,943	7,546,038	6,017,435	5,041,262	4,114,049
Total deposits	15,483,449	11,863,695	9,918,434	9,410,554	8,322,979
Long-term debt	2,338,831	2,260,957	2,442,235	2,114,624	1,786,140
Shareholders’ equity	1,932,691	1,398,291	1,185,452	1,082,899	864,774

Average balances:
Total assets	20,682,310	17,433,571	15,842,491	13,812,032	12,592,300
Interest-earning assets	18,943,511	16,173,539	14,736,974	12,909,926	11,881,184
Total loans, net of unearned income:
Mortgage warehouse loans	728,057	1,033,238	1,457,716	1,093,061	815,387
All other loans, net of unearned income	13,411,323	11,115,275	10,093,214	9,427,710	9,303,798
Loans held for sale	823,177	497,315	373,226	89,566	22,941
Non-time deposits	8,543,542	6,847,334	5,419,445	4,426,020	3,732,744
Total deposits	13,987,525	10,862,040	9,418,926	8,734,296	8,432,980
Shareholders’ equity	1,779,081	1,285,772	1,125,296	975,352	826,081

Selected Financial Measures:
Net income to:
Average assets	1.10%	0.99%	0.92%	1.10%	0.97%
Average shareholders’ equity	12.84	13.45	12.94	15.53	14.78
Noninterest income/average assets	0.85	0.88	0.88	0.95	0.74
Noninterest expense/average assets	2.49	2.48	2.37	2.30	2.26
Efficiency ratio	58.11	59.76	59.11	53.96	54.82
Dividend payout ratio	40.13	44.27	48.28	41.27	45.28
Shareholders’ equity to assets	9.02	7.40	7.29	6.85	6.56
Tangible capital ratio	5.97	5.43	5.65	5.31	5.74
Book value per share	$12.53	$10.45	$9.34	$8.75	$7.50
Tangible book value per share	$8.02	$7.50	$7.11	$6.68	$6.52
Risk-based capital:(2)
Tier 1	9.15%	8.80%	9.41%	7.86%	7.39%
Total	12.17	11.39	12.55	11.03	10.91
Tier 1 leverage(2)	7.77	7.16	7.55	6.57	6.24
Total nonperforming assets to net loans, other real estate and repossessions(1)	0.21	0.29	0.65	0.78	0.64
Net charge-offs to average loans	0.14	0.19	0.31	0.29	0.28
Allowance for loan losses to total loans (net of unearned income)	1.15	1.16	1.20	1.16	1.18
Allowance for loan losses to nonperforming loans(1)	662%	548%	240%	191%	239%
Non-GAAP Measures:(3)
Noninterest income/average assets(4)	0.80	0.74	0.82	0.73	0.68
Noninterest expense/average assets(5)	2.45	2.43	2.37	2.30	2.26
Efficiency ratio(6)	57.06	59.32	58.92	56.30	55.75

(1)	Non-performing loans and nonperforming assets are shown as defined in the “Risk Management” section of Management’s Discussion and Analysis.
(2)	See Note 16 (Regulatory Matters and Restrictions) to the Consolidated Financial Statements for additional information.
(3)	Management believes that these non-GAAP measures provide information that is useful to investors in understanding the performance of the Company’s underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of results for ongoing business operations, and it is on this basis that Management internally assesses the Company’s performance.
(4)	Excluded from noninterest income are securities (losses) gains of ($24.7) million, $7.5 million, $4.8 million, $5.7 million and $8.7 million for the years ended 2005, 2004, 2003, 2002 and 2001, respectively; gain on sale of branches of $37.0 million for the year ended 2005; net cash settlement of swap derivatives of $10.3 million, $16.6 million, $11.5 million and $6.0 million for years ended 2005, 2004, 2003 and 2002, respectively; and changes in fair value of swap derivatives of ($12.1) million, ($0.4) million, ($6.9) million and $18.9 million for the years ended 2005, 2004, 2003 and 2002, respectively.
(5)	Excluded from noninterest expense are net losses related to the early extinguishment of debt of $9.6 million and $7.4 million for the years ended 2005 and 2004, respectively.
(6)	Noninterest expense excludes net losses related to the early extinguishment of debt. Noninterest income excludes securities gains (losses), gain on sale of branches and changes in fair value of swap derivatives.

Selected Quarterly Financial Data 2005-2004

	2005				2004
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$320,941	$308,138	$279,112	$253,864	$234,146	$215,911	$204,206	$193,754
Interest expense	134,378	122,872	104,677	90,906	80,201	70,469	64,861	65,238

Net interest income	186,563	185,266	174,435	162,958	153,945	145,442	139,345	128,516
Provision for loan losses	5,892	6,007	9,010	5,929	5,388	7,153	6,519	7,934

Net interest income after provision for loan loss	180,671	179,259	165,425	157,029	148,557	138,289	132,826	120,582
Noninterest income	44,302	39,326	60,597	31,751	36,844	45,142	22,557	48,658
Noninterest expense	132,481	133,964	131,982	116,828	115,225	107,079	105,234	104,111
Applicable income taxes	30,985	28,145	31,709	23,764	23,829	26,117	16,710	22,273

Net income	$61,507	$56,476	$62,331	$48,188	$46,347	$50,235	$33,439	$42,856

Earnings Per Share:
Net income
Basic	$0.40	$0.37	$0.42	$0.35	$0.35	$0.38	$0.26	$0.34
Diluted	$0.40	$0.36	$0.41	$0.34	$0.34	$0.38	$0.25	$0.34

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

In addition to factors mentioned elsewhere in this annual report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	inability of BancGroup to realize elements of its strategic plans for 2006 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected;

•	natural disasters in BancGroup’s primary areas that could result in, among other things, prolonged business disruption or materially impair the value of collateral securing loans made by the Bank;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

Many of these factors are beyond our control. You are cautioned not to place undue reliance on any forward looking statements made by or on behalf of BancGroup. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. BancGroup undertakes no obligation to update or revise any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the following pages. The principal purpose of this review is to provide the reader of the attached financial statements and accompanying footnotes with a detailed analysis of the financial results of The Colonial BancGroup, Inc. and subsidiaries.

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $21.4 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At December 31, 2005, BancGroup’s branch network consisted of 301 offices in Florida, Alabama, Georgia, Nevada, and Texas.

BancGroup is primarily a Florida bank with more of its assets, deposits and branches in Florida than in any other state. The following chart includes the Company’s approximate assets, deposits and branches by state as of December 31, 2005.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$11,989	56%	$8,950	58%	160	53%
Alabama	3,509	16%	3,476	22%	93	31%
Georgia	1,325	6%	791	5%	21	7%
Texas	1,254	6%	646	4%	13	4%
Nevada	882	4%	685	5%	14	5%
Corporate/Other	2,467	12%	935	6%	—	—

Total	$21,426	100%	$15,483	100%	301	100%

Strategy

BancGroup is built upon the foundation of a community banking philosophy that emphasizes local responsibility for customer relationships. This operating philosophy has been important in retaining skilled and highly motivated local management teams and developing a strong customer base, particularly with respect to lending relationships.

The expertise in each local market is supported by centralized operations, which allow the local banking officers to concentrate on the customer. Through this structure of local customer relationship responsibility and centralized operations, the local banks have decision making capability while at the same time having an effective operational structure at their disposal to service the customer in a more cost effective and efficient manner.

BancGroup’s growth strategy is to concentrate on developing high growth markets in Florida, Nevada, Georgia and Texas while maintaining a strong presence in growing markets within Alabama. In 2005, the Company sold branches in slow or no-growth markets to redirect resources into internal branch expansion within higher growth markets. We expect to grow primarily through internal strategies of seeking quality loan growth, generating deposit growth through the development of customer relationships and competitive product offerings, increasing noninterest income through continued expansion of fee based products and services and the ongoing development of a sales oriented business culture with an emphasis on customer service. We will also continue to monitor possible acquisitions that fit our ideal targets of strong banks operating in high growth markets that fit into our strategic plans and desired market areas.

Earnings Overview

Colonial reported record net income of $229 million for the year ended 2005, a 32% increase over 2004. The Company also earned record earnings per diluted share of $1.52 for the year ended 2005, a 16% increase over 2004.

Net interest income for the year increased 25% over 2004 primarily due to strong growth in average earning assets and a 23 basis point expansion in net interest margin. The net interest margin increased to 3.75% in 2005 compared to 3.52% in 2004. The fourth quarter of 2005 was the ninth consecutive quarter that Colonial expanded its net interest margin.

Noninterest income for the year ended 2005 was $176 million, an increase of $23 million, or 15%, over 2004. The increase is due primarily to the gain on sale of branches of $37.0 million, increases in mortgage warehouse fees of $14.8 million, mortgage banking income of $3.8 million and electronic banking income of $2.7 million offset by decreases related to losses from the sale of securities of $32.2 million, the change in fair value of swap derivatives of $11.7 million and reduced net cash settlements of swap derivatives of $6.3 million.

Noninterest expense for the year ended 2005 was $515 million, an increase of $84 million, or 19%, over 2004. The 2005 noninterest expense included $9.6 million in net losses related to the early extinguishment of debt, a $2.2 million increase over the $7.4 million recorded in 2004. The increase in noninterest expense is primarily due to the addition of 42 new locations, including 33 through acquisitions during 2005. These new locations and acquisition related expenses accounted for approximately $27 million, or 32% of the total increase in noninterest expense. The remaining increases included additional expenses from salaries and benefits, occupancy expenses, amortization of intangibles and professional fees.

Colonial improved upon its already excellent credit quality by ending 2005 with a nonperforming assets ratio of 0.21%. Nonperforming assets decreased 14% to $32 million at December 31, 2005. Net charge-offs as a percent of average net loans for 2005 were 0.14%. Colonial’s net charge-offs have consistently been lower than the average net charge-off ratio for southern regional banks, as well as all FDIC insured commercial banks. The allowance for loan losses as a percentage of net loans at December 31, 2005, was 1.15% compared to 1.16% at December 31, 2004 as a result of improving credit quality trends.

The Company’s total risk-based capital ratio at December 31, 2005 was 12.17% and its Tier I risk-based capital ratio was 9.15%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s total and Tier I risk-based capital ratios at December 31, 2004 were 11.39% and 8.80%, respectively. The Company’s Tier I leverage ratios were 7.77% and 7.16% at December 31, 2005 and 2004, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

In 2005, the Company paid its stockholders dividends of $89.7 million, or $0.61 per share, compared to $75.6 million or $0.58 per share in 2004. The Company declared a $0.17 per share dividend (an 11% increase over 2005) payable on February 10, 2006 to holders of record as of January 27, 2006.

Business Combinations

Colonial continued its expansion into high growth areas through selective acquisitions.

On May 18, 2005, Colonial completed the acquisition of FFLC Bancorp, Inc. (FFLC) and its subsidiary, First Federal Savings Bank of Lake County, headquartered in Leesburg, Florida. FFLC had assets of $1 billion, deposits of $842 million and loans of $926 million on acquisition date. FFLC added 16 full-service offices in Lake, Sumter, Citrus and Marion counties in Central Florida. Total consideration for the transaction was $247.3 million, consisting of 9,419,064 shares of BancGroup common stock valued at $212.7 million, $31.9 million in cash, and stock options valued at $2.7 million.

On February 10, 2005, Colonial completed the acquisition of Union Bank of Florida (Union), headquartered in Sunrise, Florida (Broward County). Union had approximately $1 billion in assets, $631 million in deposits and $650 million in loans on acquisition date. The acquisition of Union added 17 full-service offices in Miami-Dade, Broward and Palm Beach counties to Colonial’s franchise. Total consideration for the transaction was $233.4 million, consisting of 2,903,402 shares of BancGroup common stock valued at $58.7 million and $174.7 million in cash.

For more information about these business combinations, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements.

Divestitures

With our strategy of locating in high growth markets, we evaluate all of our branch locations to determine whether each branch is in the right location, whether the market in which the branch is located is growing and whether our resources are being used wisely. As a result, we determined that Colonial should exit the northwest Alabama market and deploy our resources into markets with more potential. Therefore, in 2005 the Company sold 17 branches in northwest Alabama and three in southern Tennessee. The branches sold had $514 million in deposits and $83 million in loans. The Company recognized a gain of $37.0 million on the branches sold.

Opportunities

The Company is poised to take advantage of growth opportunities because of its strategic locations in attractive markets in the United States, including Florida, Nevada, Georgia, Texas and Alabama. During the past few years, Colonial has made a concerted effort to build a solid infrastructure and transform its culture to focus on sales and service. The Company is now reaping the benefits of these strategic initiatives. Colonial continues to find more opportunity to grow relationships within its existing customer base and to expand its presence in chosen markets in the fastest-growing areas of the country. New branches placed in the growth areas of Colonial’s existing markets strengthen our ability to serve and grow customers by improving customer convenience, sales opportunities and branch profitability.

Recent Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP have not had and are not expected to have a material impact on the Company’s financial statements. With respect to the 2005 acquisitions of Union Bank and FFLC Bancorp, there were a diminimus number of loans which fell within the scope of this SOP.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method.

As permitted by SFAS 123, through the end of 2005, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it is not expected to have a material impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included in the Stock-Based Compensation section of Note 1, Summary of Significant Accounting and Reporting Policies, in the Notes to Consolidated Financial Statements.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Opinion 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The changes required by SFAS 154 are not expected to have a material impact on the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securitie and Opinion 18, The Equity Method of Accounting for Investments in Common Stock.

FSP 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with references to the existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. The changes required by FSP 115-1 are not expected to have a material impact on the Company’s financial statements.

In December 2005, the FASB issued FSP SOP 94-6-1, Terms of Loan Products that May Give Rise to a Concentration of Credit Risk. The FSP clarifies that loan products that expose an originator, holder, investor, guarantor, or servicer to an increased risk of nonpayment or not realizing the full value of the loan (i.e. nontraditional loan products) may result in a concentration of credit risk, as defined in SFAS 107, Disclosures about Fair Value of Financial Instruments. The FSP is effective immediately.

The FSP also codifies the existing disclosure requirements for nontraditional loan products. No effective date or transition guidance was provided for this portion of the FSP as it only references existing accounting literature. The Company does not have a material amount of nontraditional loan products whose terms represent a concentration of credit risk; therefore, this FSP did not have any impact on the Company.

CRITICAL ACCOUNTING POLICIES

BancGroup’s significant accounting policies are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes and Consolidations.

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future adverse economic conditions, increased nonperforming loans or other factors will not require further increases in, or re-allocation of, the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the “Risk Management” section and Note 1 to the Consolidated Financial Statements.

The table below illustrates BancGroup’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses.

	Estimated Effect on 2006 Provision Expense Assuming the Following Changes in Each Determining Factor(2)
Factors	+ 10%	-10%
	(In thousands)
Loan portfolio size	$14,106	$(14,106)
Net charge-offs	3	(3)
Criticized loans(1)	820	(775)

(1)	Criticized loans include all loans rated special mention or worse (includes all nonperforming assets and severely past due loans).
(2)	These computations do not contemplate any action BancGroup could undertake in response to changes in each of these risk factors.

Purchase Accounting and Goodwill

BancGroup’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identifiable intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, as well as other acquistion-related items.

The purchase method requires the Company to record goodwill in an amount equal to the excess of the cost of an acquisition over the fair value of the net assets acquired. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company has elected to perform its annual testing as of September 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations.

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

The goodwill impairment analysis for 2005 indicated that no impairment write-offs were required. The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of September 30, 2005. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 1 to the Consolidated Financial Statements.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates(1)
	No Change	+ 20%	- 20%
	(In thousands)
Total excess of estimated fair value versus carrying value for all reporting units	$2,488,881	$1,488,222	$4,628,295

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancGroup could undertake in response to changes in the risks associated with the operations of each reporting unit.

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

Consolidations

The Company enters into a variety of financing and investing arrangements in the normal course of business. Financing arrangements are entered into to meet balance sheet management, funding, liquidity and market or credit risk management needs. Investing arrangements are entered into in order to earn a return on investment. Because certain financing arrangements are made through legal entities and certain investments are in separate legal entities, the Company must evaluate whether or not these entities should be consolidated into the Company for financial reporting. In determining whether the entities involved in these arrangements should be consolidated, the Company first considers the guidance in Accounting Research Bulletin 51, Consolidated Financial Statements, which requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement is usually applied to subsidiaries in which a company has a majority voting interest. However, for entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks, the Company follows the guidance in Financial Accounting Standards Board Interpretation (FIN) 46R, Consolidation of Variable Interest Entities. Determining whether a variable interest entity (VIE) should be consolidated requires the Company to make estimates about the VIE’s expected losses and expected residual returns, as well as the extent to which those expected losses and expected residual returns will be absorbed by the Company. If the Company absorbs a majority of either, it is considered the primary beneficiary and is required to consolidate the VIE.

REVIEW OF RESULTS OF OPERATIONS

Colonial reported record net income of $229 million for the year ended 2005, a 32% increase over 2004. The Company also earned record earnings per diluted share of $1.52 for the year ended 2005, a 16% increase over 2004.

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest-bearing liabilities as well as their rates, can significantly impact net interest income. The net interest margin is net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Net interest income on a tax equivalent basis increased 25% or $142 million to $711 million for the year ended December 31, 2005, from $569 million for the year ended December 31, 2004. The net interest margin increased 23 basis points to 3.75% in 2005 compared to 3.52% in 2004.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

	2005			2004			2003
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest earning assets:
Mortgage warehouse loans	$728,057	$38,526	5.29%	$1,033,238	$42,749	4.14%	$1,457,716	$57,990	3.98%
All other loans, net of unearned income(1)(4)	13,411,323	894,545	6.67%	11,115,275	625,455	5.63%	10,093,214	591,060	5.86%

Total loans, net of unearned income(5)	14,139,380	933,071	6.60%	12,148,513	668,204	5.50%	11,550,930	649,050	5.62%
Loans held for sale	823,177	46,247	5.62%	497,315	23,972	4.82%	373,226	19,134	5.13%
Investment securities and securities available for sale(4):
Taxable	3,204,634	145,674	4.55%	3,196,804	144,299	4.51%	2,550,549	103,027	4.04%
Nontaxable(2)	47,755	3,321	6.95%	65,827	4,633	7.04%	80,173	5,796	7.23%
Equity securities	148,393	6,834	4.61%	134,369	5,278	3.93%	132,945	5,460	4.11%

Total securities	3,400,782	155,829	4.58%	3,397,000	154,210	4.54%	2,763,667	114,283	4.14%
Federal funds sold and other short-term investments	580,172	28,363	4.89%	130,711	3,442	2.63%	49,151	633	1.29%

Total interest earning assets	18,943,511	$1,163,510	6.14%	16,173,539	$849,828	5.25%	14,736,974	$783,100	5.31%

Allowance for loan losses	(163,348)			(148,208)			(138,925)
Cash and due from banks	402,528			328,713			339,337
Premises and equipment, net	295,073			263,134			237,281
Unrealized (loss) gain on available for sale securities	(39,889)			(12,783)			8,290
Other assets(4)	1,244,435			829,176			659,534

Total Assets	$20,682,310			$17,433,571			$15,842,491

Interest bearing liabilities:
Interest bearing demand deposits	$4,540,854	$68,874	1.52%	$4,092,590	$40,217	0.98%	$3,033,408	$26,595	0.88%
Savings deposits	1,042,184	21,761	2.09%	547,359	2,497	0.46%	537,865	3,031	0.56%
Time deposits	5,443,983	182,898	3.36%	4,014,706	105,422	2.63%	3,999,481	112,685	2.82%
Short-term borrowings	2,639,341	75,395	2.86%	2,906,035	38,303	1.32%	2,977,391	35,557	1.19%
Long-term debt(4)	2,153,881	103,906	4.82%	2,264,698	94,331	4.17%	2,216,861	107,792	4.86%

Total interest bearing liabilities	15,820,243	$452,834	2.86%	13,825,388	$280,770	2.03%	12,765,006	$285,660	2.24%

Noninterest bearing demand deposits	2,960,504			2,207,385			1,848,172
Other liabilities(4)	122,482			115,026			104,017

Total liabilities	18,903,229			16,147,799			14,717,195
Shareholders’ equity	1,779,081			1,285,772			1,125,296

Total liabilities and shareholders’ equity	$20,682,310			$17,433,571			$15,842,491

Rate differential			3.28%			3.22%			3.07%
Net interest income and net yield on interest earning assets(3)		$710,676	3.75%		$569,058	3.52%		$497,440	3.38%

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest earned and average rates on non-taxable loans are reflected on a tax equivalent basis. This interest is included in the total interest earned for loans. Tax equivalent interest earned is actual interest earned times 145%.
(2)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is actual interest earned times 145%. Tax equivalent average rate is tax equivalent interest earned divided by average volume.
(3)	Net interest income divided by average total interest-earning assets.
(4)	Unrealized gains (losses) on available for sale securities and the mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.
(5)	Interest income on loans includes loan fees of $48,767, $42,788 and $38,134 for 2005, 2004 and 2003, respectively.

Analysis of Interest Increases (Decreases)

	2005 Change From 2004			2004 Change From 2003
	Amount	Attributed To(1)		Amount	Attributed To(1)
		Volume	Rate		Volume	Rate
	(In thousands)
Interest income:
Total loans, net of unearned income:
Mortgage warehouse loans	$(4,223)	$(14,423)	$10,200	$(15,241)	$(17,481)	$2,240
All other loans, net of unearned income	269,090	142,055	127,035	34,395	58,163	(23,768)
Loans held for sale	22,275	17,773	4,502	4,838	6,039	(1,201)
Taxable securities	1,375	298	1,077	41,272	28,200	13,072
Nontaxable securities	(1,312)	(1,254)	(58)	(1,163)	(1,013)	(150)
Equity securities	1,556	585	971	(182)	58	(240)

Total securities	1,619	(371)	1,990	39,927	27,245	12,682
Federal funds sold and other short-term investments	24,921	19,938	4,983	2,809	1,724	1,085

Total	313,682	164,972	148,710	66,728	75,690	(8,962)

Interest expense:
Interest bearing demand deposits	28,657	4,752	23,905	13,622	10,120	3,502
Savings deposits	19,264	3,916	15,348	(534)	53	(587)
Time deposits	77,476	43,534	33,942	(7,263)	427	(7,690)
Short-term borrowings	37,092	(3,822)	40,914	2,746	(869)	3,615
Long-term debt	9,575	(4,746)	14,321	(13,461)	2,282	(15,743)

Total	172,064	43,634	128,430	(4,890)	12,013	(16,903)

Net interest income	$141,618	$121,338	$20,280	$71,618	$63,677	$7,941

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume change = change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bear to the absolute value of their total.

Average Interest Earning Assets

Average interest earning assets grew $2.8 billion or 17% in 2005. The average yield on earning assets increased 89 basis points in 2005 primarily due to interest rate increases in loans and loans held for sale. During 2005, the Federal Reserve continued raising interest rates resulting in a 200 basis point increase to the target federal funds rate. The Company raised its prime rate in conjunction with those increases. Approximately 76% of the Company’s loan portfolio is variable or adjustable rate and therefore is directly impacted by changes in market rates. The composition of the earning asset growth is detailed in the sections below.

Loans.    Average total loans, excluding mortgage warehouse lending, grew $2.3 billion or 21% (9% excluding the impact of acquisitions and branch sales) in 2005. The average yield on the loan portfolio, excluding the mortgage warehouse division, was 6.67% for 2005, compared to 5.63% for 2004. Mortgage warehouse lending is a centralized division that provides lines of credit collateralized by residential mortgage loans and other products to mortgage origination companies. Average mortgage warehouse lending loans decreased $305 million in 2005 due to interests in these loans being sold to third-party commercial paper conduits. The average yield in mortgage warehouse loans increased to 5.29% in 2005 compared to 4.14% in 2004. The pricing of these loans is affected by changes in market rates and customer demand.

Loans held for sale.    Loans held for sale represent single family residential mortgage loans either directly originated, or acquired as short-term participations in mortgage loans. It is the Company’s policy to enter into forward sales commitments at the same time these mortgage loans are originated or acquired. The largest portion of loans held for sale are participations originated by the mortgage warehouse lending division. Interests in these participations were also sold to third-party commercial paper conduits in 2005. Average loans held for sale increased $326 million to $823 million in 2005 from $497 million in 2004. The average yield on the Company’s loans held for sale increased 80 basis points to 5.62% in 2005 versus 4.82% in 2004.

Securities.    On average, the securities portfolio increased approximately $4 million in 2005 to $3.4 billion. The average yield on securities increased to 4.58% in 2005 from 4.54% in 2004. The Company executed several transactions throughout the year to improve the structure of its balance sheet. In the first half of 2005, the Company bought $484 million in new securities at a weighted average yield of 4.95%. During the remainder of 2005, the Company sold or designated its intent to sell approximately $1.6 billion in securities incurring net losses of $24.7 million. Proceeds from approximately $745 million were used to extinguish borrowings. Another $332 million of the securities sold had a weighted average yield of 4.35% and were reinvested into securities having a weighted average yield of 5.43%. The remaining $481 million in securities were sold in 2006. Colonial sold these securities as they had lower performance characteristics than our average securities portfolio in a rates down environment. The average duration of the Company’s securities portfolio was 3.69 years at December 31, 2005 compared to 3.64 years at December 31, 2004. Securities also comprised 18% of average earning assets in 2005 compared to 21% in 2004.

Average Interest Bearing Liabilities

Average interest bearing liabilities increased 14%, primarily from 27% growth in interest-bearing deposits offset by a 7% decline in the combined averages of short-term borrowings and long-term debt. The average cost of interest bearing liabilities increased 83 basis points to 2.86% in 2005, compared to 2.03% in 2004. The increased average cost of funds in 2005 was primarily the result of increases in short-term market rates and continued pressure to re-price deposits due to competition and the matured re-pricing of certificates of deposit in a higher rate environment.

Interest bearing deposits.    Average non-time interest bearing deposits grew $943 million, or 20% in 2005 (12% excluding acquisitions, sale of branches and brokered money market deposits). This growth was primarily from sales efforts to emphasize relationship deposit growth, particularly in the savings product during 2005. Average time deposits increased $1.4 billion, or 36% in 2005 (17% excluding acquisitions, sale of branches and brokered certificates of deposit). This significant growth was tied to the Company’s marketing campaign targeting growth in time deposits during the last quarter of the year.

The average rate on non-time interest bearing deposits increased 70 basis points to 1.62% in 2005 compared to 0.92% in 2004, and the rate on time deposits increased 73 basis points to an average of 3.36% in 2005 compared to 2.63% for 2004.

The Company’s growth in low cost deposits has reduced its dependence on borrowings whereby total average deposits comprise 74% of the Company’s total average funding liabilities for the year ended 2005 compared to 68% in 2004.

Borrowings.    Average borrowings decreased 7% in 2005 from 2004 due to strong deposit growth which decreased the Company’s reliance on wholesale funding sources. As a result of the previously discussed growth in deposits, average total borrowings were 23% of average total assets in 2005 compared to 30% in 2004. Short-term borrowings decreased $267 million in 2005. The average rate on short-term borrowings increased 154 basis points to 2.86% in 2005 versus 1.32% in 2004 in conjunction with increases in the target federal funds rate. The average balance of long-term debt decreased $111 million in 2005. Rates on long-term debt increased only 65 basis points from 2004 due to the Company’s prepayment of $837 million in long-term borrowings during 2005 bearing interest at a weighted average rate of 4.23%.

Average Noninterest Earning Assets

Average noninterest earning assets increased $479 million to $1.7 billion from 2004 to 2005. The 2005 increase was due largely to an increase in bank-owned life insurance (BOLI) and goodwill and fixed assets obtained through acquisitions.

Average Noninterest Bearing Liabilities

Average noninterest bearing liabilities increased $761 million from 2004 to 2005, a 33% increase. This change primarily relates to the increase in average noninterest bearing deposits of $753 million in 2005, a 34% increase (23% excluding acquisitions, sale of branches and brokered deposits). This increase is a result of the Company’s continuing effort to increase low cost or no cost deposits.

Net Interest Margin

Net interest margin increased 23 basis points in 2005 to 3.75% compared to 3.52% in 2004. The growth in average earning assets, excluding mortgage warehouse lending assets, was funded by strong deposit growth and contributed a 12 basis point increase to net interest margin. Mortgage warehouse lending assets consist of loans, loans held for sale and securities purchased under agreements to resell. The growth in average mortgage warehouse lending assets increased net interest income, but had a dilutive effect on margin due to lower pricing spreads reducing net interest margin 11 basis points. In 2005, the Company sold interests in these mortgage warehouse lending assets to third-party commercial paper conduits. The average amount of mortgage warehouse lending assets sold in 2005 was $858 million. Selling these lower margin assets had an accretive impact to our net interest margin resulting in a 16 basis point increase for the year. The Company also sold securities and terminated FHLB advances in 2005. This resulted in a decrease to average volumes of $325 million, but increased net interest margin 6 basis points in 2005.

Loan Loss Provision

The provision for loan losses for the year ended December 31, 2005 was $26.8 million compared to $27.0 million for 2004. The provision for loan loss exceeded net charge-offs for both 2005 and 2004 by $7.6 million and $3.4 million, respectively. Net charge-offs were 0.14% and 0.19% of average loans for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005 BancGroup had an allowance for loan losses of 1.15% of period end net loans compared to 1.16% at December 31, 2004. The allowance covered nonperforming loans by 662% at December 31, 2005 compared to 548% at December 31, 2004. See management’s discussion of nonperforming assets and summary of loan loss experience presented in the “Review of Statement of Condition” section of this report.

Noninterest Income

Noninterest income, excluding gains or losses on securities, branches, derivatives and net cash settlement of derivatives increased $36 million, or 27.7% from 2004 to 2005.

				Increase (Decrease)
				2005 Compared to 2004%		2004 Compared to 2003%
	Year ended December 31,
	2005	2004	2003
	(In thousands)
Service charges on deposit accounts	$58,302	$58,467	$53,614	$(165)	(0.3)%	$4,853	9.1%
Financial planning services	13,211	13,370	15,112	(159)	(1.2)	(1,742)	(11.5)
Electronic banking	15,324	12,604	10,186	2,720	21.6	2,418	23.7
Mortgage banking	12,228	8,433	17,233	3,795	45.0	(8,800)	(51.1)
Mortgage warehouse fees	16,055	1,244	532	14,811	1,190.6	712	133.8
Securities (losses) gains, net	(24,654)	7,544	4,813	(32,198)	(426.8)	2,731	56.7
Gain on sale of branches	37,020	—	—	37,020	—	—	—
Bank-owned life insurance	13,942	10,261	7,531	3,681	35.9	2,730	36.3
Net cash settlement of swap derivatives	10,298	16,567	11,470	(6,269)	(37.8)	5,097	44.4
Change in fair value of swap derivatives	(12,053)	(393)	(6,865)	(11,660)	(2,966.9)	6,472	(94.3)
Other income	36,303	25,104	25,001	11,199	44.6	103	0.4

Total noninterest income	$175,976	$153,201	$138,627	$22,775	14.9%	$14,574	10.5%

Service charges on deposit accounts in 2005 remained relatively constant compared to 2004, as a decrease in account analysis charges was offset by higher NSF (insufficient funds) fees. A higher portion of account analysis charges were offset with earnings credits on deposit levels in 2005 than in 2004. The increase in NSF Fees relates to the Company’s strong deposit growth in 2005.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The decrease in 2005 was primarily due to declines in sales of fixed annuity products partially offset by increased sales of securities. Sales of fixed annuities slowed in 2005 as more customers were attracted to certificates of deposit.

Electronic banking includes Colonial’s ATM network, business and personal check card services and our internet banking with bill pay service. The increases in electronic banking fees are primarily the result of deposit growth, increased check card and internet banking usage and additional penetration of the customer base.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. We do not retain any servicing rights related to these loans. The 2005 increase was primarily the result of a ramp up of originators and support personnel in the Florida segment in the second quarter of 2005. This increase in personnel helped drive total secondary market production up $242 million over 2004.

In 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits. Based on the structure of these transactions, the Company receives servicing income based on a percentage of the outstanding balance of assets sold. Mortgage warehouse fees related to these transactions was approximately $13.9 million in 2005. The remaining fees are custodial fees for maintaining mortgage files for customers. Refer to Note 6 to the Consolidated Financial Statements for information regarding these transactions.

The Company sold $1.1 billion of securities and declared its intent to sell another $481 million of securities in 2005, incurring net losses of $24.7 million. Refer to the Net Interest Income section for further discussion of the securities transactions.

During 2005, BancGroup sold 17 branches in northwest Alabama and three in Tennessee. The branches sold had $514 million in deposits and $83 million in loans. The Company recognized a gain of $37.0 million on the branches sold.

Income from bank owned life insurance increased in 2005 primarily due to the purchase of an additional $100 million policy in October 2004 and a $15 million policy obtained with the Union acquisition in February 2005.

The net cash settlement and change in fair value of swap derivatives not designated as hedging instruments decreased $6.3 million and $11.7 million, respectively, from 2004 due to changes in market rates.

Other income increased due to higher revenues from Goldleaf Technologies, Inc., a subsidiary, and real estate joint ventures of $2.6 million and $1.3 million, respectively, as well as nonrecurring gains on the sale of certain assets which increased to $3.4 million in 2005 compared to $1.7 million in 2004. In addition, fees attributable to customer and official check fees, letters of credit fees and check printing fees increased $3.7 million in 2005.

In January 2006, the Company sold its investment in Goldleaf Technologies, Inc. For further information concerning this sale, refer to Note 28, Subsequent Event, in the Notes to Consolidated Financial Statements.

Noninterest Expense

Noninterest expense, excluding net losses related to the early extinguishment of debt, increased $81 million, or 19%, in 2005 compared to 2004. The addition of 42 new locations, including 33 through acquisitions, as well as acquisition related expenses during 2005, increased expenses by approximately $27 million, or 32% of the current year increase over 2004.

				Increase (Decrease)
				2005 Compared to 2004%		2004 Compared to 2003%
	Year ended December 31,
	2005	2004	2003
	(In thousands)
Salaries and employee benefits	$262,713	$218,095	$196,149	$44,618	21%	$21,946	11%
Occupancy expense of bank premises, net	62,666	53,167	45,665	9,499	18	7,502	16
Furniture and equipment expenses	43,653	38,300	37,264	5,353	14	1,036	3
Professional services	22,091	19,356	14,871	2,735	14	4,485	30
Amortization of intangible assets	11,528	6,364	4,385	5,164	81	1,979	45
Advertising	12,227	8,477	8,319	3,750	44	158	2
Communications	10,278	10,692	9,317	(414)	(4)	1,375	15
Merger related expenses	4,196	1,999	271	2,197	110	1,728	638
Net losses related to the early extinguishment of debt	9,550	7,436	—	2,114	28	7,436	—
Other expenses	76,353	67,763	59,760	8,590	13	8,003	13

Total noninterest expense	$515,255	$431,649	$376,001	$83,606	19%	$55,648	15%

The increase in salaries and employee benefits relates to additional employees from bank acquisitions and branch openings, as well as normal salary increases, higher health benefit costs and increases in commissions and incentive plan compensation.

The increase in occupancy, furniture and equipment expense was primarily the result of acquisitions and the addition of nine new branches.

Professional services increased due to higher accounting fees and more technology services purchased to improve the Company’s infrastructure.

Amortization of intangible assets increased due to higher core deposit intangible assets resulting from the 2005 acquisitions of FFLC and Union and the 2004 acquisition of P.C.B. Bancorp, Inc. (PCB).

The increase in marketing expense was directly related to various advertising campaigns, direct mailings, and newspaper advertising in an effort to drive deposit and loan growth for 2005.

In 2005, BancGroup completed the acquisition of Union which added 17 full service branches in several counties in southeast Florida. Additionally in 2005, BancGroup completed the acquisition of FFLC which added 16 full service branches in central Florida. The results of operations for 2005 include pretax merger related expenses of $4.2 million as compared to $2.0 million for the 2004 acquisition of PCB. These costs are comprised of travel, training, marketing, and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies. Refer to the Business Combinations section of the Executive Overview for further information regarding business combinations.

In 2005, BancGroup recognized $9.6 million in net losses related to the early extinguishment of debt, an increase of $2.2 million over 2004. The losses resulted from the prepayment penalties incurred for the early repayment of FHLB advances.

Other noninterest expenses increased due to higher postage and courier use, travel costs, temporary help and the expenses associated with the Company’s Goldleaf Technologies, Inc. subsidiary of $1.2 million, $1.3 million, $1.9 million and $2.2 million, respectively, partially offset by lower expenses related to other real estate owned of $1.0 million in 2005 as compared to 2004.

Income Taxes

The effective income tax rate was 33.4% in 2005 and 34.0% in 2004. BancGroup is subject to a statutory federal tax rate of 35% and various state tax rates. For further information concerning the provision for income taxes, refer to Note 23, Income Taxes, in the Notes to Consolidated Financial Statements.

REVIEW OF STATEMENT OF CONDITION

Loans

Management’s emphasis, within all of BancGroup’s banking regions and specialized lending divisions, is on loan growth and maintaining excellent credit quality. Management believes that its strategy of using local lending expertise and a strong committee approved process has proven successful. Loans, excluding mortgage warehouse lending, grew 23% in 2005 (10% excluding the effect of acquisitions and the sale of branches). The strongest loan growth for the Company in 2005 was in the Florida regional bank segment with 43% growth (15% excluding the effect of acquisitions), the Texas regional bank segment with 21% growth and the Nevada regional bank segment with 11% growth. Mortgage warehouse lending decreased 57% in 2005 due to the sale of interests to third-party commercial paper conduits.

Gross Loans by Category

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Commercial, financial, agricultural	$1,107,494	$1,008,741	$985,059	$1,037,356	$1,068,962
Real estate — commercial	4,424,465	4,270,817	4,136,976	3,771,993	3,410,958
Real estate — construction	5,483,424	3,936,800	3,074,223	2,743,281	2,288,160
Real estate — residential	3,048,007	2,228,648	1,988,851	1,951,799	1,959,388
Consumer loans	227,321	187,539	216,374	239,276	240,825
Mortgage warehouse lending	483,701	1,114,923	982,488	1,671,149	1,259,870
Other	145,149	127,847	216,956	289,230	145,897

Total loans	14,919,561	12,875,315	11,600,927	11,704,084	10,374,060
Less: unearned income	(19,697)	(17,504)	(12,032)	(11,654)	(6,395)

Total loans, net of unearned income	$14,899,864	$12,857,811	$11,588,895	$11,692,430	$10,367,665

The increase in loans in 2005 compared to 2004 was primarily driven by growth in construction, residential and commercial real estate loans, which account for 81% of the net increase in loans. The construction portfolio is primarily made up of loans to finance construction projects within the Company’s banking markets and the growth in this category during 2005 was mostly in residential property types (development, land zoned residential, home construction, residential lots and condominiums). Growth in commercial real estate loans reflects an increase in retail, office and warehouse property types offset by declines in lodging and multi-family. Residential real estate loan growth was primarily driven by consumers continuing to take advantage of relatively low interest rates and through acquisitions.

The contractual maturities of loans may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan payoffs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturities of loans at December 31, 2005.

Loan Maturity/Rate Sensitivity

	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating/ Adjustable	Fixed	Floating/ Adjustable
	(In thousands)
Commercial, financial, and agricultural	$588,438	$374,138	$144,918	$287,818	$819,676	$166,227	$352,829
Real estate—commercial	941,152	2,423,311	1,060,002	1,862,914	2,561,551	1,520,520	1,962,793
Real estate—construction	3,379,919	1,979,848	123,657	559,420	4,924,004	314,150	1,789,355
Real estate—residential	366,962	511,471	2,169,574	573,796	2,474,211	476,111	2,204,934
Installment and consumer	103,872	94,062	29,387	180,499	46,822	104,421	19,028
Mortgage warehouse lending	483,701	—	—	—	483,701	—	—
Other	98,170	34,269	12,710	51,927	93,222	20,566	26,413

Totals	$5,962,214	$5,417,099	$3,540,248	$3,516,374	$11,403,187	$2,601,995	$6,355,352

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

All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity investments was $3.0 million at the end of 2005 compared to $6.2 million at the end of 2004. The current year decline was due to paydowns, maturities and calls in the portfolio. Securities classified as held to maturity consisted primarily of U.S. Treasury bonds, agency mortgage-backed securities and municipal obligations.

Securities available for sale represent those securities that the Company intends to hold for an indefinite period of time and may be sold in response to changes in the bank’s interest rate risk position, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added to or deducted from shareholders’ equity. Unrealized net losses on securities available for sale changed from a pretax loss of $14.2 million at December 31, 2004 to a pretax loss of $53.1 million at December 31, 2005 due to increases in market rates. These unrealized losses are reflected net of income taxes as deductions from the Company’s shareholders’ equity in the amount of $9.2 million and $34.5 million at December 31, 2004 and 2005, respectively. At December 31, 2005, available for sale securities totaled $2.8 billion or 99.9% of the total portfolio compared to $3.6 billion or 99.8% at December 31, 2004. The following chart details the Company’s available for sale securities at December 31, 2005 by category:

The composition of the Company’s securities portfolio is reflected in the following table.

Securities by Category

	Carrying Value at December 31,
	2005	2004	2003
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$500	$500	$500
Mortgage-backed securities of Government Sponsored Entities	957	1,366	1,955
Collateralized mortgage obligations of Government Sponsored Entities	13	18	29
Obligations of state and political subdivisions	1,480	4,241	7,622
Other	—	27	281

Total investment securities	2,950	6,152	10,387

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	184,557	187,770	213,660
Mortgage-backed securities of Government Sponsored Entities	359,691	338,446	527,175
Collateralized mortgage obligations of Government Sponsored Entities	698,763	1,144,173	1,454,537
Private collateralized mortgage obligations	1,412,004	1,741,079	690,348
Obligations of state and political subdivisions	42,056	55,539	70,298
Other	144,333	180,395	144,303

Total securities available for sale	2,841,404	3,647,402	3,100,321

Total securities	$2,844,354	$3,653,554	$3,110,708

Securities to total assets	13.3%	19.3%	19.1%

Average securities to average earning assets	18.0%	21.0%	18.8%

Average duration (excluding equities)	3.51 years	3.64 years	4.23 years

The maturities of the Company’s securities portfolio at December 31, 2005 are as follows:

Contractual Maturity Distribution of Securities(2)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	—%	$—	—%	$—	—%	$500	7.25%
Mortgage-backed securities and collateralized mortgage obligations of Government Sponsored Entities	1	7.71%	345	6.95%	51	9.36%	573	7.02%
Obligations of state and political subdivisions(1)	519	5.51%	567	5.24%	394	6.49%	—	—%

Total investment securities	520	5.51%	912	5.89%	445	6.82%	1,073	7.13%

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	—	—%	17,650	3.01%	118,982	4.08%	47,925	5.00%
Mortgage-backed securities of Government Sponsored Entities	223	5.86%	2,870	6.37%	8,723	5.74%	347,875	4.89%
Collateralized mortgage obligations of Government Sponsored Entities	—	—%	84	4.04%	30,511	4.98%	668,168	4.98%
Private collateralized mortgage obligations	—	—%	—	—%	—	—%	1,412,004	5.06%
Obligations of state and political subdivisions(1)	4,961	4.47%	24,438	4.59%	6,594	4.93%	6,063	5.25%
Other	144,333	4.98%	—	—%	—	—%	—	—%

Total available for sale securities	149,517	4.96%	45,042	4.06%	164,810	4.36%	2,482,035	5.02%

Total Securities	$150,037	4.96%	$45,954	4.10%	$165,255	4.37%	$2,483,108	5.02%

(1)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2)	These are contractual maturities, expected and actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Deposits

BancGroup’s deposit structure consists of the following:

	December 31,		% of Total
	2005	2004	2005	2004
	(In thousands)
Noninterest bearing demand deposits	$3,167,875	$2,468,529	20.5%	20.8%
Interest bearing demand deposits	4,095,166	4,533,792	26.4	38.2
Savings certificates or deposit	1,749,902	543,717	11.3	4.6

Non-time deposits	9,012,943	7,546,038	58.2	63.6
Brokered certificates of deposit	808,791	188,003	5.2	1.6
Certificates of deposit less than $100,000	2,796,754	1,974,292	18.1	16.6
Certificates of deposit $100,000 or more	2,428,816	1,784,437	15.7	15.1
Other time deposits	436,145	370,925	2.8	3.1

Total deposits	$15,483,449	$11,863,695	100.0%	100.0%

BancGroup is continuing to grow deposits throughout its market areas. Non-time deposits grew 19% in 2005, including 28% growth in noninterest bearing deposits (13% and 19%, respectively, excluding acquisitions, branch sales and brokered deposits). Time deposits grew 50% in 2005 (26% excluding acquisitions, branch sales and brokered deposits). As a result, the mix of non-time deposits decreased to 58% of total deposits from 64% of total deposits at the end of the prior year. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management supported by BancGroup’s marketing and treasury departments provides the Company with resources to remain competitive in its deposit markets.

The following chart details BancGroup’s non-time deposit base by state at December 31, 2005:

At December 31, 2005, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$605,332
Over 3 through 6	550,817
Over 6 through 12	724,194
Over 12	671,780

Total	$2,552,123

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

As a financial services provider, the Company routinely commits to extend credit, including loan commitments, letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for loans. Also, in the ordinary course of business, the Company enters into indemnification agreements, including underwriting agreements relating to offers and sales of its securities, acquisition agreements and various other business arrangements, such as relationships arising from service as a director or officer of the Company or its subsidiaries. Additionally, during 2005 the Company issued a residual value guarantee in connection with the lease of a new corporate headquarters. For more information regarding off-balance sheet arrangements, see Note 7, Financial Instruments with Off-Balance Sheet Risk, in the Notes to Consolidated Financial Statements.

Contractual Obligations

The Company enters into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations, and leases for premises and equipment. The table below summarizes contractual obligations as of December 31, 2005 except for obligations of short-term borrowing arrangements and pension and postretirement benefits plans. More information on these obligations is contained in Note 13, Short-Term Borrowings, and Note 18, Employee Benefit Plans.

The Company also enters into derivatives, which create contractual obligations, as part of its interest rate risk management process. For more information, see the “Interest Rate Risk” section and Note 9, Derivatives.

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt(1)	$2,359,918	$205,380	$45,104	$920,102	$1,189,332
Operating leases	236,020	34,261	54,622	41,245	105,892
Capital leases	4,292	468	870	671	2,283
Time deposits	6,470,506	4,952,897	1,060,263	330,030	127,316

Total	$9,070,736	$5,193,006	$1,160,859	$1,292,048	$1,424,823

(1)	Excludes purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts.

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

In addition to lending, credit risk is present in our securities portfolio, derivative instruments and in certain deposit activities. The bank’s investment and deposit functions area has credit risk management processes in place in order to manage credit risk in these activities.

Loan Approval and Underwriting

The Chief Credit Officer, who reports directly to the Chief Executive Officer, provides company-wide credit oversight through a senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional loan committees made up of local officers and directors that approve loans up to certain levels. These committees provide local business and market expertise while BancGroup’s senior management provides independent oversight by participating in the state loan committees. Loans to the Company’s largest borrowers and loans originated out of specialized business units may go through these committees for approval, but also may go through additional committees established by the Board of Directors and administered by the Chief Credit Officer.

BancGroup has standard policies and procedures for the evaluation and underwriting of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the creditworthiness of the borrower, but generally require loan-to-value ratios not to exceed 85% for commercial real estate, 80% for construction, 75% for development, 65% for raw land, and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan to value ratios. Collateral values referenced above are monitored and estimated by loan officers through inspections, independent appraisals, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers’ or guarantors’ creditworthiness, deposit and other aspects of the overall relationship, the customer’s history with Colonial, and any other potential sources of repayment.

Concentration

BancGroup has a significant concentration of commercial real estate and construction loans representing 29.7% and 36.8% of total loans as of December 31, 2005, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 9.0% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas are experiencing higher rates of growth. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. Net charge-offs to average loans for the commercial real estate portfolio were 0.17% for 2005. Net charge-offs to average loans for the construction portfolio were 0.05% for 2005. In addition to mortgages on the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 23.2% of the total commercial real estate portfolio outstanding at December 31, 2005. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans carry less risk than other commercial real estate loans.

Management believes that its existing diversity of commercial real estate and construction loans, whether grouped geographically, by industry, or by borrower, reduces BancGroup’s risk exposure. The current distribution of commercial real estate and construction loans remains diverse in location, size, and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at December 31, 2005.

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$652		$608
Geographic Diversity (by property location)
Florida	$3,061,517	55.8%	$2,537,607	57.4%
Alabama	558,365	10.2%	680,877	15.4%
Georgia	552,558	10.1%	424,791	9.6%
Texas	646,475	11.8%	251,990	5.7%
Nevada	455,190	8.3%	184,564	4.1%
Other	209,319	3.8%	344,636	7.8%

Total	$5,483,424	100.0%	$4,424,465	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	26.0%	9.5%	Retail	26.5%	7.9%
Land Only	22.5%	8.3%	Office	19.3%	5.7%
Residential Home Construction	17.2%	6.3%	Warehouse	12.2%	3.6%
Condominium	9.1%	3.4%	Multi-Family	10.2%	3.0%
Commercial Development	6.3%	2.3%	Healthcare	6.8%	2.0%
Retail	6.2%	2.3%	Lodging	6.3%	1.9%
Office	3.2%	1.2%	Church or School	4.0%	1.2%
Multi-Family	3.0%	1.1%	Recreation	2.0%	0.6%
Other*	6.5%	2.4%	Industrial	1.6%	0.5%

			Other*	11.1%	3.3%

Total Construction	100.0%	36.8%	Total Commercial Real Estate	100.0%	29.7%

*	Other includes all loans in categories smaller than the lowest percentage shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,236,318	$741,545
% of 75 largest loans to category total	22.5%	16.8%
Average Loan-to-Value Ratio (75 largest loans)	68.1%	68.1%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.45	x

Residential real estate loans represent 20.4% of total loans in 2005. The majority of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk than other portfolio segments. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Net charge-offs to average loans for the residential real estate portfolio were 0.09% for 2005.

Loans classified as commercial, financial, and agricultural, representing 7.4% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail, or service businesses. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

Consumer loans, representing 1.5% of total loans, are loans to individuals for various purposes. Vehicle loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

BancGroup maintains a mortgage warehouse lending division. This department provides lines of credit collateralized by residential mortgage loans and other services to mortgage origination companies. Warehouse loans outstanding at December 31, 2005 were $483.7 million, with unfunded commitments of $633.9 million.

The Company has 47 credits with commitments (funded and unfunded) of $951 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $72 million (which is a mortgage warehouse lending credit), with the smallest outstanding credit being approximately $200. At December 31, 2005, $568 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	53% — mortgage warehouse lines to 13 large institutions,

•	44% — 32 commercial real estate credit facilities to companies with headquarters located within Colonial’s existing markets, and

•	3% — two operating facilities to a large national insurance company and a healthcare provider.

Management believes that these are sound participations involving credits that fit within Colonial’s lending philosophy and meet its conservative underwriting guidelines.

Allowance for Loan Losses

Colonial, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to validate that credit risks are appropriately identified. The Company remains committed to the early recognition of problem loans and to ensuring an adequate level of allowance to cover losses. At December 31, 2005, the Company’s total allowance was $171.1 million, which represented 1.15% of period-end loans.

Using input from the Company’s comprehensive credit risk identification process, the Company’s credit risk management area analyzes and validates the Company’s loan loss reserve methodology at least quarterly. The analysis includes three basic components: specific allowances for individual loans, general allowances for loan pools, and allowances based on identified economic conditions and other risk factors. The credit risk management area, along with senior management, review the methodology and ensure it is appropriate and that all material risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. In addition, the allowance methodology is discussed with and reviewed quarterly by the Audit Committee.

The first component of the allowance for loan losses analysis involves the calculation of specific allowances for individual impaired loans as required by SFAS 114, Accounting by Creditors for Impairment of a Loan. In addition, the Company requires that a broad group of loans be tested for impairment each quarter (this includes all loans of $500,000 and over that have internal risk ratings below a predetermined classification level, plus all significantly past due loans of $200,000 and over). The credit risk management area validates all impairment testing and validates the reserve allocations for all impaired loans each quarter. Reserves associated with this element are based on a thorough analysis of the most probable sources of repayment which is normally the liquidation of collateral, but may also includes discounted future cash flows or the market value of the loan itself. As of December 31, 2005 and 2004, the specific allowance calculations for this element of the allowance totaled $3.5 million and $8.0 million, respectively. The decrease in the reserve between these two periods primarily resulted from a 10.8% decline in the dollar amount of loans that met the criteria for impaired status.

The second reserve component is the general allowance for loan pools assessed by applying loan loss allowance factors to groups of loans within the portfolio that have similar characteristics. This part of the methodology is governed by SFAS 5, Accounting for Contingencies. The general allowance factors are based upon recent and historical charge-off experience and are typically applied to the portfolio by loan type and internal risk rating. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in the analysis of this second reserve component are adjusted quarterly based on loss trends and risk rating migrations. As of December 31, 2005 and 2004, the general allowance calculations totaled $124.6 million and $111.5 million, respectively. The increase between the periods was primarily the result of portfolio growth which was partially offset by lower criticized and classified risk assets.

The third component of the allowance represents the effect of risks or losses that are not fully captured elsewhere, and includes amounts for new loan products or portfolio segments which are deemed to have risks not included in the other model elements, macroeconomic factors and model imprecision. The Company analyzes and revises this part of the allowance at least quarterly. The qualitative risk factors of this third allowance segment are subjective and require a high degree of management judgment. As of December 31, 2005 and 2004, the allowance calculated for economic conditions and other risk factors relating to specific loan categories totaled $29.0 million and $17.2 million, respectively. This component change in this portion of the reserve is due to increased interest rates in 2005 that subject the commercial real estate and construction portfolios to increased loss levels as well as other economic factors impacting commercial real estate. In addition to the allocated portions, an amount is calculated to adjust the allowance for imprecision inherent in estimates used for the allocated portions of the reserve. The unallocated allowance is the result of management’s judgment of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends. At December 31, 2005 and 2004, the unallocated allowance was $13.9 million and $12.1 million, respectively.

Allocation of the Allowance for Loan Losses

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(In thousands)
Balance at end of period Applicable to:
Commercial, financial, and agricultural(2)	$41,365	7.4%	$44,621	7.8%	$50,314	9.0%	$51,468	10.0%	$53,533	11.3%
Real estate — commercial	40,311	29.7%	37,393	33.2%	28,800	35.8%	25,175	32.2%	21,944	33.0%
Real estate — construction	41,826	36.8%	30,357	30.5%	25,014	27.1%	26,707	24.1%	22,655	22.1%
Real estate — residential	20,734	20.4%	12,494	17.3%	11,176	17.1%	11,058	16.6%	9,712	18.7%
Installment and consumer	6,212	1.5%	4,987	1.5%	6,125	1.9%	7,064	2.0%	7,132	2.3%
Mortgage warehouse lending	2,879	3.2%	2,783	8.7%	2,683	8.4%	4,439	14.3%	3,326	12.2%
Other	3,818	1.0%	4,088	1.0%	3,526	0.7%	1,987	0.8%	2,573	0.4%
Unallocated	13,906	0.0%	12,079	0.0%	10,911	0.0%	7,367	0.0%	1,325	0.0%

Total	$171,051	100.0%	$148,802	100.0%	$138,549	100.0%	$135,265	100.0%	$122,200	100.0%

Ratio of ending allowance to ending loans (net of unearned income)	1.15%		1.16%		1.20%		1.16%		1.18%

Summary of Loan Loss Experience

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Allowance for loan losses — January 1	$148,802	$138,549	$135,265	$122,200	$110,055
Charge-offs:
Commercial, financial and agricultural	8,452	10,854	21,370	19,859	14,731
Real estate — commercial	8,860	8,034	9,344	4,062	9,354
Real estate — construction	2,445	2,670	1,528	1,789	292
Real estate — residential	3,155	2,613	5,297	5,221	3,148
Installment and consumer	2,489	2,097	2,507	3,621	4,049
Other	1,805	3,543	1,381	1,082	1,155

Total charge-offs	27,206	29,811	41,427	35,634	32,729

Recoveries:
Commercial, financial and agricultural	3,546	2,855	2,052	1,189	698
Real estate — commercial	1,171	776	874	1,005	404
Real estate — construction	254	223	197	93	9
Real estate — residential	584	480	332	565	565
Installment and consumer	1,239	1,057	1,334	1,589	1,999
Other	1,201	822	1,167	444	330

Total recoveries	7,995	6,213	5,956	4,885	4,005

Net charge-offs	19,211	23,598	35,471	30,749	28,724
Provision for loan loss	26,838	26,994	37,378	35,980	39,573
Allowance added from bank acquisitions	14,622	6,857	1,377	7,834	1,296

Allowance for loan losses — December 31	$171,051	$148,802	$138,549	$135,265	$122,200

Loans (net of unearned income) December 31	$14,899,864	$12,857,811	$11,588,895	$11,692,430	$10,367,665
Ratio of ending allowance to ending loans (net of unearned income)	1.15%	1.16%	1.20%	1.16%	1.18%
Average loans (net of unearned income)	$14,139,380	$12,148,513	$11,550,930	$10,520,771	$10,119,185
Ratio of net charge-offs to average loans (net of unearned income)	0.14%	0.19%	0.31%	0.29%	0.28%
Allowance for loan losses as a percent of nonperforming loans (nonaccrual and renegotiated)	662%	548%	240%	191%	239%

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

Nonperforming Assets

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Aggregate loans for which interest is not being accrued	$25,668	$26,983	$57,342	$70,282	$49,675
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	155	191	277	417	1,507

Total nonperforming loans*	25,823	27,174	57,619	70,699	51,182
Other real estate and in-substance foreclosure	6,032	9,711	17,378	20,468	15,198
Repossessions	76	154	443	134	355

Total nonperforming assets*	$31,931	$37,039	$75,440	$91,301	$66,735

Aggregate loans contractually past due 90 days or more for which interest is being accrued	$10,283	$8,096	$10,802	$21,693	$28,249
Total nonperforming loans as a percent of net loans	0.17%	0.21%	0.50%	0.60%	0.49%
Total nonperforming assets as a percent of net loans, other real estate and repossessions	0.21%	0.29%	0.65%	0.78%	0.64%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of net loans	0.24%	0.27%	0.59%	0.79%	0.77%
Allowance for loan loss as a percent of nonperforming loans (nonaccrual and renegotiated)	662%	548%	240%	191%	239%

*	Total does not include loans contractually past due 90 days or more, which are still accruing interest

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets declined $5 million, or 14% during the year ended December 31, 2005 as a result of the resolution of problem assets through the sale of the loans or sale of underlying property, charge-off, and payoffs. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions, and the disproportionate impact of larger assets. Historically Colonial has consistently experienced favorable levels of nonperforming assets. The recent improvements in nonperforming assets and other credit quality measures are the result of additional improvements in collection, work-out and risk management efforts as well as overall favorable economic conditions.

Interest income recognized and interest income foregone on nonaccrual loans were not significant for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at December 31, 2005 and 2004 was $22.1 million and $24.8 million, respectively, and these loans had a corresponding valuation allowance of $3.5 million and $8.0 million, respectively. The average investment in impaired loans during 2005 and 2004 totaled $22.8 million and $43.8 million, respectively. The decrease in impaired loans is primarily due to the resolution of several problem credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $150.5 million of loans which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of December 31, 2005, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

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

Interest Rate Risk

Interest rate risk, and its potential effects on earnings, are inherent in the operations of a financial institution. We are subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•	Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates;

•	Short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated — which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of the pension liability and other sources of earnings.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at December 31, 2005 with comparable prior year information. The table measures, consistently for both years, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

As shown in the tables, the Company’s balance sheet became less asset sensitive from December 31, 2004. On the asset side, a decrease in the proportion of variable rate loans from 80% of total loans in 2004 to 76% in 2005 decreased asset sensitivity. Given the general level of market rates, incremental cash flows on the investment portfolio are lower in both rising and falling rates, causing less asset sensitivity. On the liability side, the liabilities have become less sensitive to changes in rates due to an increase in deposits and a decrease in wholesale funding.

Basis Points Change	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	December 31,		December 31,
	2005	2004	2005	2004
+200	6.25	4.25	3.9%	3.8%
+100	5.25	3.25	2.2%	2.5%
No rate change	4.25	2.25	—	—
-100	3.25	1.25	(1.7)%	(3.1)%
-200	2.25	0.25	(3.5)%	N/M (2)

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.
(2)	Rate scenario is deemed so unlikely, value would not be meaningful.

Colonial also measures interest rate risk by simulating the impact of changes in interest rates to the market value of equity. The potential effect of these interest rate changes is derived from the impact of such changes on the market value of assets and liabilities. Colonial analyzes the changes in market value of equity to ensure that the Company maintains an adequate capital position.

The following table represents the output of the simulation model for the economic value of equity (EVE), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the EVE under 100 basis point parallel rate shocks versus the EVE assuming rates at December 31, 2005 and 2004.

Basis Points Change	Fed Funds Rates		% Change in Net Portfolio Value vs. EVE under No Rate Change
	December 31,		December 31,
	2005	2004	2005	2004
+200	6.25	4.25	2.2%	(3.4)%
+100	5.25	3.25	1.9%	(1.5)%
No rate change	4.25	2.25	—	—
-100	3.25	1.25	(2.2)%	(2.6)%
-200	2.25	0.25	(8.3)%	N/M (1)

(1)	Rate scenario is deemed so unlikely value would not be meaningful.

Liquidity and Funding

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs. Maintaining and managing adequate liquidity and funding are other prominent focuses of ALCO.

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $1.7 billion, or 25% (15% excluding brokered money market accounts, acquisitions and branch sales) from 2004. Total deposits increased by $3.6 billion, or 31% (18% excluding brokered deposits, acquisitions and branch sales), from December 31, 2004. With branches in four of the top five population growth states, retail deposits are a major component of BancGroup’s funding growth. BancGroup finished the year with 24% internal growth in average non-time deposits, and 65% of the Company’s non-time deposits were in Florida.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to the emphasis on core deposit growth. The Company draws on a variety of funding sources to assist in funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines, repurchase agreements and issuances of commercial paper are sources for short-term borrowings. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is also an important part of BancGroup’s wholesale funding sources. Credit facilities with the FHLB are used for both short and long-term borrowings. As of December 31, 2005, the lendable collateral value pledged to the FHLB amounted to $3.4 billion down from $4.0 billion the prior year due to a reduction of securities pledged. The FHLB will continue to provide an important source of wholesale liquidity. From time to time BancGroup has issued subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

Over the course of 2005, BancGroup focused on the growth of retail deposits and brokered CDs to replace short-term borrowings and to match the short-term funding requirement of mortgage warehouse lending cycles. By year end 2005, short-term borrowings from the FHLB had decreased $1 billion from 2004.

Short-term borrowings were comprised of the following at December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
FHLB borrowings	$—	$1,250,000	$650,000
Federal funds purchased	673,925	1,217,808	1,150,505
Repurchase agreements (retail)	568,871	360,127	400,694
Repurchase agreements (wholesale)	300,000	431,000	451,000

Total Short-Term Borrowings	$1,542,796	$3,258,935	$2,652,199

Additional details regarding short-term borrowings are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At December 31
	(In thousands)
2005
FHLB borrowings	$1,250,000	$503,989	2.95%	—
Federal funds purchased	1,612,000	1,236,153	3.20%	4.20%
Other short-term borrowings	1,030,065	899,200	2.34%	3.43%

	$3,892,065	$2,639,342	2.86%	3.76%

2004
FHLB borrowings	$1,250,000	$812,702	1.58%	2.44%
Federal funds purchased	1,402,178	1,220,059	1.39%	2.27%
Other short-term borrowings	934,134	873,274	0.98%	1.73%

	$3,586,312	$2,906,035	1.32%	2.20%

2003
FHLB borrowings	$1,450,000	$612,342	1.30%	1.37%
Federal funds purchased	1,991,264	1,432,460	1.18%	1.00%
Other short-term borrowings	1,384,930	932,588	1.14%	0.81%

	$4,826,194	$2,977,390	1.19%	1.03%

Long-term borrowings were comprised of the following at December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
FHLB borrowings(1)	$1,634,989	$1,382,913	$1,577,209
Repurchase agreements (long-term wholesale)	—	300,000	300,000
Subordinated notes(1)	383,622	265,873	270,703
Junior subordinated debentures	307,446	302,412	286,598
Variable rate subordinated debentures	7,725	7,725	7,725
Other	5,049	2,034	—

Total Long-Term Borrowings	$2,338,831	$2,260,957	$2,442,235

(1)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 9, Derivatives, and Note 14, Long-Term Borrowings, to the consolidated financial statements for further details.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of December 31, 2005 are stated below:

Capital (dollars in thousands):
Tier I Capital:
Shareholders’ equity (excluding unrealized gains/losses on securities available for sale and intangible assets plus trust preferred securities)(1)	$1,592,411
Tier II capital:
Allowable loan loss reserve	171,051
Subordinated debt	355,533
45% of net unrealized gains on available for sale equity securities	535

Total Capital	$2,119,530

Risk-Adjusted Assets	$17,412,622
Quarterly average assets (excluding intangible assets and unrealized gains/losses on securities available for sale)	$20,504,737

	December 31, 2005	December 31, 2004
Tier I Leverage Ratio	7.77%	7.16%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.15%	8.80%
Total Capital Ratio	12.17%	11.39%

(1)	Due to the adoption of FIN 46, BancGroup no longer reflects trust preferred securities on its consolidated statement of condition, but rather reflects these securities as junior subordinated debentures. However, under current regulatory guidelines, these securities continue to qualify for Tier 1 Capital treatment.

Regulatory Restrictions

As noted previously, dividends payable by national banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

Colonial Bank is also required by law to maintain noninterest bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. At December 31, 2005, these deposits were not material to BancGroup’s funding requirements.

COMPARISON OF 2004 WITH 2003

Net income for the year ended December 31, 2004 was $173 million compared to $146 million for the year ended December 31, 2003, a 19% increase. Earnings per share for 2004 was $1.31, a 13% increase over the $1.16 for the previous year.

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

Average total loans grew $598 million or 5.2% in 2004 over 2003. The increase in loans in 2004 compared to 2003 was driven primarily by growth in construction, residential and commercial real estate loans.

Loans held for sale represent single family residential mortgage loans either directly originated or acquired as short-term participations in mortgage loans. It is the Company’s policy to enter into forward sales commitments at the same time these mortgage loans are originated or acquired. Average loans held for sale increased to $497 million in 2004 from $373 million in 2003. The average yield on the Company’s loans held for sale decreased 31 basis points to 4.82% in 2004 versus 5.13% in 2003.

On average the securities portfolio increased to $3.4 billion in 2004 from $2.8 billion in 2003. Securities comprise 21% of average earning assets in 2004 compared 19% in 2003. The average yield increased to 4.54% in 2004 from 4.14% in 2003. The increase in yield was primarily due to lower premium amortization on mortgage backed securities, as prepayments slowed during the fourth quarter of 2003 and remained slower throughout 2004. BancGroup also executed several transactions to improve the structure and yield of the portfolio.

The average cost of interest bearing liabilities decreased 21 basis points. The lower average cost of funds in 2004 was primarily the result of a shift in the deposit mix from time deposits to non-time deposits, continued repricing of deposits in a lower rate environment and lower rates on long-term debt as a result of prepaying certain long-term advances and entering into interest rate swaps to convert fixed rates to floating. The percentage of average non-time deposits to total average deposits has improved with the ratio at 63% in 2004 and 58% in 2003.

Average non-time interest bearing deposits grew $1.1 billion, or 30% in 2004 (24% excluding the PCB acquisition). The average rate on non-time interest bearing deposits increased nine basis points to 0.92% for 2004 compared to 0.83% for 2003. The rate on time deposits decreased to an average of 2.63% in 2004 compared to 2.82% in 2003.

BancGroup’s growth in low cost deposits has decreased its dependence on borrowings whereby total average deposits comprise 67.8% of the Company’s total funding for the year ended 2004 compared to 64.5% in 2003. The shift in funding mix contributes favorably to BancGroup’s interest rate risk profile and is expected to assist in containing funding costs in a rising interest rate environment.

Total average borrowings decreased less than 1% from 2003 due to strong deposit growth in 2004 which decreased the Company’s reliance on wholesale funding sources. The percentage of average total borrowings to average total assets was 30% for 2004 compared to 33% in 2003.

Average noninterest earning assets increased $155 million to $1.3 billion from 2003 to 2004. The increase was largely due to an increase in bank owned life insurance (BOLI) and noninterest earning assets obtained through acquisitions, such as goodwill and fixed assets.

Average noninterest bearing liabilities increased by $370 million or 19% from 2003 to 2004. This change primarily relates to the increase in average noninterest bearing deposits of $359 million from 2003 to 2004, a 19% increase (17% excluding the PCB acquisition). The noninterest bearing deposit mix remained constant at 20% of total deposits in both 2004 and 2003.

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

Financial planning services decreased in 2004 primarily due to declines in sales of securities and annuity products and lower income from trust services.

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

Noninterest expense, excluding net losses related to the early extinguishment of debt, increased 13% from 2004 over 2003. The addition of 30 new locations, including 16 through acquisitions, as well as acquisition related expenses during 2004, increased expenses by approximately $15 million, or 4%, over 2003.

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

Amortization of intangible assets increased $2.0 million or 45% during 2004. The increase in core deposit intangible amortization resulted from the 2004 acquisition of PCB and the 2003 acquisition of Sarasota Bank.

Professional services for the year ended December 31, 2004 increased $4.5 million, or 30%. The increase was related to legal fees and other professional services associated with the growth of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

The Colonial BancGroup, Inc.:

We have completed integrated audits of The Colonial BancGroup, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 2, 2006

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$429,549	$296,889
Interest bearing deposits in banks	9,417	3,828
Federal funds sold	59,625	82,160
Securities purchased under agreements to resell	589,902	221,491
Securities available for sale	2,841,404	3,647,402
Investment securities (market value: 2005, $3,126; 2004, $6,503)	2,950	6,152
Loans held for sale	1,097,892	678,496
Total loans, net of unearned income:
Mortgage warehouse loans	483,701	1,114,923
All other loans	14,416,163	11,742,888
Less:
Allowance for loan losses	(171,051)	(148,802)

Loans, net	14,728,813	12,709,009
Premises and equipment, net	340,201	270,236
Goodwill	635,413	352,536
Other intangible assets, net	59,599	41,604
Other real estate owned	6,108	9,865
Bank-owned life insurance	345,842	315,739
Accrued interest and other assets	279,482	261,203

Total	$21,426,197	$18,896,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,167,875	$2,468,529
Interest bearing transaction accounts	5,845,068	5,077,509

Total transaction accounts	9,012,943	7,546,038
Time	6,470,506	4,317,657

Total deposits	15,483,449	11,863,695
Short-term borrowings	1,542,796	3,258,935
Subordinated debt	391,347	273,598
Junior subordinated debt	307,446	302,412
Other long-term debt	1,640,038	1,684,947
Accrued expenses and other liabilities	128,430	114,732

Total liabilities	19,493,506	17,498,319

Commitments and contingencies (Notes 7, 17, 20)
Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at December 31, 2005; none authorized at December 31, 2004	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at December 31, 2005 and December 31, 2004 respectively	—	—
Common stock, $2.50 par value; 400,000,000 and 200,000,000 shares authorized, 155,602,747 and 133,823,776 shares issued and 154,242,820 and 133,823,776 shares outstanding at December 31, 2005 and December 31, 2004, respectively	389,007	334,559
Additional paid in capital	759,704	343,694
Retained earnings	868,515	729,715
Treasury stock, at cost (1,359,927 shares at December 31, 2005 and none at December 31, 2004)	(31,510)	—
Unearned compensation	(6,430)	(449)
Accumulated other comprehensive loss, net of taxes	(46,595)	(9,228)

Total shareholders’ equity	1,932,691	1,398,291

Total	$21,426,197	$18,896,610

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$978,893	$691,801	$667,691
Interest and dividends on securities:
Taxable	145,668	144,301	103,027
Nontaxable	2,290	3,195	3,997
Dividends	6,841	5,278	5,460
Interest on federal funds sold and other short-term investments	28,363	3,442	633

Total interest income	1,162,055	848,017	780,808

Interest Expense:
Interest on deposits	273,533	148,135	142,312
Interest on short-term borrowings	75,395	38,303	35,556
Interest on long-term debt	103,905	94,331	107,792

Total interest expense	452,833	280,769	285,660

Net Interest Income	709,222	567,248	495,148
Provision for loan losses	26,838	26,994	37,378

Net Interest Income After Provision for Loan Losses	682,384	540,254	457,770

Noninterest Income:
Service charges on deposit accounts	58,302	58,467	53,614
Financial planning services	13,211	13,370	15,112
Electronic banking	15,324	12,604	10,186
Mortgage banking	12,228	8,433	17,233
Mortgage warehouse fees	16,055	1,244	532
Securities (losses) gains, net	(24,654)	7,544	4,813
Gain on sale of branches	37,020	—	—
Bank-owned life insurance	13,942	10,261	7,531
Net cash settlement of swap derivatives	10,298	16,567	11,470
Change in fair value of swap derivatives	(12,053)	(393)	(6,865)
Other income	36,303	25,104	25,001

Total noninterest income	175,976	153,201	138,627

Noninterest Expense:
Salaries and employee benefits	262,713	218,095	196,149
Occupancy expense of bank premises, net	62,666	53,167	45,665
Furniture and equipment expenses	43,653	38,300	37,264
Professional services	22,091	19,356	14,871
Amortization of intangible assets	11,528	6,364	4,385
Advertising	12,227	8,477	8,319
Communications	10,278	10,692	9,317
Merger related expenses	4,196	1,999	271
Net losses related to the early extinguishment of debt	9,550	7,436	—
Other expenses	76,353	67,763	59,760

Total noninterest expense	515,255	431,649	376,001

Income before income taxes	343,105	261,806	220,396
Applicable income taxes	114,603	88,929	74,785

Net Income	$228,502	$172,877	$145,611

Earnings per share
Basic	$1.53	$1.32	$1.17
Diluted	1.52	1.31	1.16
Average number of shares outstanding:
Basic	149,053	131,144	124,615
Diluted	150,790	132,315	125,289

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Net income	$228,502	$172,877	$145,611
Other comprehensive income, net of taxes:
Unrealized losses on securities available for sale arising during the period, net of income taxes of $22,254, $2,113, and $8,389 in 2005, 2004 and 2003, respectively	(41,328)	(3,867)	(16,136)
Less: reclassification adjustment for net losses (gains) included in net income, net of income taxes of $(8,629), $2,641, and $1,636 in 2005, 2004 and 2003, respectively	16,025	(4,903)	(3,177)
Unrealized losses on cash flow hedging instruments, net of income taxes of $4,706 in 2005	(8,739)	—	—
Additional minimum pension liability adjustment, net of income taxes of $1,675 in 2005	(3,325)	—	—

Comprehensive income	$191,135	$164,107	$126,298

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2002	123,700,015	$309,250	$200,886	$—	$556,686	$(2,778)	$18,855	$1,082,899
Shares issued under:
Directors plan	63,945	160	733					893
Stock option plans	385,348	963	3,203					4,166
Stock bonus plan, net of cancellations	(33,270)	(83)	(614)			163		(534)
Employee Stock Purchase Plan	34,890	87	389					476
Issuance of shares for business combination	2,399,852	6,000	30,574					36,574
Amortization of unearned compensation						1,481		1,481
Net income					145,611			145,611
Cash dividends ($0.56 per share)					(69,824)			(69,824)
Conversion of 7 1/2% convertible debt	328,245	821	1,477					2,298
Conversion of 7% convertible debt	95,643	239	486					725
Change in unrealized loss on securities available for sale, net of taxes							(19,313)	(19,313)

Balance, December 31, 2003	126,974,668	317,437	237,134	—	632,473	(1,134)	(458)	1,185,452
Shares issued under:
Directors plan	70,770	176	686					862
Stock option plans	715,180	1,788	4,653					6,441
Stock bonus plan, net of cancellations	2,490	6	(77)			(25)		(96)
Employee Stock Purchase Plan	30,234	76	497					573
Issuance of shares for business combination	6,030,434	15,076	92,469					107,545
Amortization of unearned compensation						710		710
Tax benefit from exercise of nonqualified stock-based awards			8,332					8,332
Net income					172,877			172,877
Cash dividends ($0.58 per share)					(75,635)			(75,635)
Change in unrealized loss on securities available for sale, net of taxes							(8,770)	(8,770)

Balance, December 31, 2004	133,823,776	334,559	343,694	—	729,715	(449)	(9,228)	1,398,291
Shares issued under:
Directors plan	49,356	123	736					859
Stock option plans	646,236	1,616	5,612					7,228
Stock bonus plan, net of cancellations	328,935	823	6,544			(7,367)		—
Employee Stock Purchase Plan	31,978	80	634					714
Tax benefit from exercise of nonqualified stock-based awards			611					611
Issuance of shares under forward sales agreement	8,400,000	21,000	158,575					179,575
Issuance of shares for business combinations	12,322,466	30,806	243,298					274,104
Purchase of common stock	(1,359,927)			(31,510)				(31,510)
Amortization of unearned compensation						1,386		1,386
Net income					228,502			228,502
Cash dividends ($0.61 per share)					(89,702)			(89,702)
Change in unrealized loss on securities available for sale, net of taxes							(25,303)	(25,303)
Change in unrealized loss on derivative instruments, net of taxes							(8,739)	(8,739)
Additional minimum pension liability adjustment							(3,325)	(3,325)

Balance, December 31, 2005	154,242,820	$389,007	$759,704	$(31,510)	$868,515	$(6,430)	$(46,595)	$1,932,691

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$228,502	$172,877	$145,611
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	9,581	6,733	16,510
Change in fair value of swap derivatives	12,053	393	6,865
Provision for loan losses	26,838	26,994	37,378
Deferred taxes	(10,729)	(2,904)	(3,006)
Losses (gains) on sales of securities, net	24,654	(7,544)	(4,813)
(Gains) losses on sales of other assets	(4,208)	(1,443)	880
Net increase in loans held for sale	(419,396)	(300,172)	(31,223)
Gain on sale of branches	(37,020)	—	—
(Increase) decrease in interest and other receivables	(30,895)	21,150	24,073
Decrease (increase) in prepaids	17,850	(11,049)	(6,874)
Increase in other assets	(4,353)	(464)	(5,967)
(Decrease) increase in accrued expenses & accounts payable	(15,234)	47,576	(6,387)
(Decrease) increase in accrued income taxes	(1,477)	236	387
Increase (decrease) in interest payable	14,533	(229)	(6,784)
Other, net	859	2,550	1,046

Total adjustments	(416,944)	(218,173)	22,085

Net cash from operating activities	(188,442)	(45,296)	167,696

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	410,818	413,929	1,230,361
Proceeds from sales of securities available for sale	1,685,544	1,303,670	1,010,745
Purchases of securities available for sale	(999,908)	(2,201,606)	(2,746,098)
Proceeds from maturities of investment securities	3,225	4,272	9,872
Increase in securities purchased under agreements to resell	(368,411)	(221,491)	—
Proceeds from sales of interests in mortgage warehouse loans	668,829	—	—
Net (increase) decrease in loans excluding proceeds from sales of interests in mortgage warehouse loans	(1,191,743)	(781,358)	212,076
Purchase of bank owned life insurance	—	(100,000)	(80,000)
Net cash (paid) received in bank acquisitions	(114,872)	31,312	11,238
Net cash paid in branch divestiture	(390,016)	—	—
Capital expenditures	(47,151)	(44,744)	(46,060)
Proceeds from sales of other assets	22,364	28,625	25,407
Net investment in affiliates	(21,622)	(2,321)	(6,360)

Net cash from investing activities	(342,943)	(1,569,712)	(378,819)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	2,664,947	1,396,649	377,854
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(1,865,440)	568,976	(488,882)
Payments to restructure long-term debt	(7,997)	—	—
Proceeds from issuance of long-term debt	914,017	502,034	449,681
Repayment of long-term debt	(1,124,733)	(746,909)	(136,052)
Proceeds from issuance of shares under forward sales agreement	179,575	—	—
Purchase of common stock	(31,510)	—	—
Proceeds from sale of treasury stock	—	147	—
Proceeds from issuance of common stock	7,942	6,906	4,642
Dividends paid	(89,702)	(75,635)	(69,824)

Net cash from financing activities	647,099	1,652,168	137,419

Net increase (decrease) in cash and cash equivalents	115,714	37,160	(73,704)
Cash and cash equivalents at beginning of year	382,877	345,717	419,421

Cash and cash equivalents at December 31	$498,591	$382,877	$345,717

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$435,388	$280,503	$292,444
Income taxes	107,530	87,969	73,000
Non-cash investing activities:
Transfer of loans to other real estate	$11,303	$14,312	$17,065
Transfer of loans to loans held for sale	11,234	3,925	—
Assets (non-cash) acquired in business combinations	2,355,554	723,697	179,494
Liabilities assumed in business combinations	1,966,578	647,464	154,158
Assets acquired under capital leases	3,268	—	—
Assets (non-cash) sold in branch divestiture	89,923	—	—
Liabilities sold in branch divestiture	516,959	—	—
Deconsolidation of special purpose trusts:
Recognition of equity investments in the special purpose trusts	—	—	5,505
Non-cash financing activities:
Conversion of subordinated debentures to common stock	$—	$—	$3,023
Common stock received for exercise of stock options	—	147	—
Deconsolidation of special purpose trusts:
Removal of special purpose trusts’ preferred securities	—	—	296,827
Recognition of junior subordinated debts to special purpose trusts	—	—	305,425

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting and Reporting Policies

The Colonial BancGroup, Inc. (BancGroup, Colonial, or the Company) and its subsidiaries operate predominantly in the domestic commercial banking industry. The accounting and reporting policies of BancGroup and its subsidiaries conform to the accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

Principles of Consolidation

The consolidated financial statements include the accounts of BancGroup, those subsidiaries that are majority owned by BancGroup and over which BancGroup exercises control, and certain variable interest entities (VIEs) as described below. All significant intercompany balances and transactions have been eliminated.

BancGroup considers a voting rights entity to be a subsidiary and consolidates it if BancGroup has a controlling financial interest in the entity. Variable interest entities are consolidated if BancGroup is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e. BancGroup is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which BancGroup has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which BancGroup has a voting or economic interest of less than 20% are generally carried at cost. See Note 8 for further discussion of VIEs.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

BancGroup considers cash and highly liquid investments with original maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest bearing deposits in banks, and federal funds sold.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans Held For Sale

Loans held for sale include both originated mortgage loans and acquired short-term participations in pools of mortgage loans. Prior to January 1, 2005, all loans held for sale were carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the mortgage note amount plus certain net origination costs less discounts collected.

Effective January 1, 2005, the Company began using forward sales commitments as fair value hedges of its short-term participations in pools of mortgage loans. The carrying values of these hedged short-term participations are now adjusted for changes in fair value. The fair values are calculated based on changes in market interest rates during the periods that the participations have been on the balance sheet. See Note 9 for discussion of the derivatives associated with this hedging strategy.

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

Allowance for Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral or the expected market value of the loan contract. Smaller balance homogeneous loans that consist of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquired Loans

The Company generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the Company’s acquisition, and for which it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value, which represents the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

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

Sales and Servicing of Financial Assets

The Company has a facility through which it sells certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sells interests in those assets to third party commercial paper conduits. These transactions provide a source of liquidity for the Company and allow the Company to utilize its balance sheet capacity and capital for higher-yielding assets while continuing to manage its customer relationships.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, any retained interests resulting from sales of financial assets should be recognized at the time of sale. Retained interests include such items as

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed generally using the straight-line method over the estimated useful lives of the related assets. Capitalized lease assets and leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the assets, whichever is shorter. Estimated useful lives range from five to forty years for bank buildings and leasehold improvements and three to ten years for furniture and equipment. Amortization of assets recorded under capital leases is included in depreciation expense.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

BancGroup uses the asset and liability method of accounting for income taxes (See Note 23). Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

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

The majority of the Company’s options granted in 2005, 2004 and 2003 vest ratably over a period of five years; therefore for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s actual and pro forma information follows (in thousands except per share data):

	Years ended December 31,
	2005	2004	2003
Net income:
As reported	$228,502	$172,877	$145,611
Add: Stock-based employee compensation expense included in reported net income, net of tax	923	469	979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,283)	(1,843)	(2,564)

Pro forma net income	$227,142	$171,503	$144,026

Basic earnings per share:
As reported	$1.53	$1.32	$1.17
Pro forma	$1.52	$1.31	$1.16
Diluted earnings per share
As reported	$1.52	$1.31	$1.16
Pro forma	$1.51	$1.30	$1.15

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 2.68%, 2.95% and 3.76%; expected volatility of 25.0%, 26.8% and 31.0%; risk- free interest rates of 4.13%, 3.62% and 3.18%; and expected lives of five years. The weighted average per share fair values of options granted during 2005, 2004 and 2003 were $4.95, $4.36, and $3.50, respectively.

Effective January 1, 2006, the Company will adopt SFAS 123(R), Share-Based Payment, which will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company expects the impact of adopting this standard to be consistent with the pro forma impacts disclosed above.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2. Business Combinations

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after February 3, 2005, the measurement date for this transaction.

The transaction resulted in approximately $145.4 million of goodwill and $23.3 million of core deposit intangibles, which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over the estimated useful life of seven years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$21,765
Securities available for sale	309,587
Loans, net of allowance for loan losses	645,221
Premises and equipment	9,978
Core deposit intangibles	23,265
Goodwill	145,369
Accrued interest and other assets	26,129

Total Assets	1,181,314
Liabilities:
Deposits	630,201
Short-term borrowings	149,968
Long-term debt	158,176
Accrued expenses and other liabilities	3,100

Total Liabilities	941,445

Net Assets	$239,869

FFLC Bancorp, Inc. Acquisition

BancGroup completed the acquisition of FFLC Bancorp, Inc. (FFLC) and its subsidiary, First Federal Savings Bank of Lake County, on May 18, 2005. FFLC’s results of operations were included in BancGroup’s consolidated financial results beginning May 19, 2005. FFLC operated 16 full-service branches in Lake, Sumter, Citrus and Marion counties in Central Florida. This acquisition was part of the Company’s ongoing effort to expand its presence in high growth markets.

Total consideration for the transaction was $247.3 million, consisting of 9,419,064 shares of BancGroup common stock valued at $212.7 million, $31.9 million in cash, and stock options valued at $2.7 million. This consideration along with other direct acquisition costs and liabilities incurred led to a total acquisition cost of approximately $248.0 million. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after May 16, 2005, the measurement date for this transaction. The fair value of the stock options was determined using the Black-Scholes option pricing model.

The transaction resulted in approximately $137.0 million of goodwill and $6.3 million of core deposit intangibles, neither of which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over the estimated useful life of five years.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$70,016
Securities available for sale	56,358
Loans, net of allowance for loan losses	928,338
Premises and equipment	53,061
Core deposit intangibles	6,258
Goodwill	137,031
Accrued interest and other assets	14,959

Total Assets	1,266,021
Liabilities:
Deposits	837,682
Junior subordinated debt	5,155
FHLB advances	154,381
Accrued expenses and other liabilities	20,772

Total Liabilities	1,017,990

Net Assets	$248,031

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, as if the Union and FFLC acquisitions had occurred at January 1, 2004. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at January 1, 2004:

	2005	2004
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$727,958	$632,969
Net Income	234,403	199,423
Basic EPS	1.53	1.39
Diluted EPS	1.51	1.37

P.C.B. Bancorp, Inc. Acquisition

BancGroup completed the acquisition of P.C.B. Bancorp, Inc. (PCB) along with its wholly owned subsidiary banks on May 18, 2004. PCB’s results of operations were included in BancGroup’s consolidated financial results beginning May 19, 2004. PCB operated 16 full service branches in several counties in Florida. This acquisition was part of the Company’s ongoing effort to expand its presence in high growth markets. Total consideration for the transaction was $143.2 million, consisting of 6,030,434 shares of BancGroup common stock valued at $104.1 million, $35.6 million in cash, and stock options valued at $3.5 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Securities

The carrying and market values of investment securities are summarized as follows:

Investment Securities

	December 31, 2005				December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$500	$115	$—	$615	$500	$127	$—	$627
Mortgage-backed securities of Government Sponsored Entities	957	30	(1)	986	1,366	73	(1)	1,438
Collateralized mortgage obligations of Government Sponsored Entities	13	—	—	13	18	—	—	18
Obligations of state and political subdivisions	1,480	32	—	1,512	4,241	152	—	4,393
Other	—	—	—	—	27	—	—	27

Total	$2,950	$177	$(1)	$3,126	$6,152	$352	$(1)	$6,503

The carrying and market values of securities available for sale are summarized as follows:

Securities Available For Sale

	December 31, 2005				December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$193,109	$—	$(8,552)	$184,557	$194,270	$16	$(6,516)	$187,770
Mortgage-backed securities of Government Sponsored Entities	369,586	980	(10,875)	359,691	342,138	2,873	(6,565)	338,446
Collateralized mortgage obligations of Government Sponsored Entities	709,319	41	(10,597)	698,763	1,143,656	5,682	(5,165)	1,144,173
Private collateralized mortgage obligations	1,438,060	—	(26,056)	1,412,004	1,749,195	2,591	(10,707)	1,741,079
Obligations of state and political subdivisions	41,310	780	(34)	42,056	53,316	2,229	(6)	55,539
Other	143,145	1,192	(4)	144,333	179,025	1,372	(2)	180,395

Total	$2,894,529	$2,993	$(56,118)	$2,841,404	$3,661,600	$14,763	$(28,961)	$3,647,402

The market values are based upon quotes from third-party pricing services.

Included in the other category of securities available for sale are $142,748,550 and $167,709,400 in Federal Home Loan Bank of Atlanta and Federal Reserve stock at December 31, 2005 and 2004, respectively. Securities with a carrying value of approximately $2.7 billion and $3.4 billion at December 31, 2005 and 2004, respectively, were pledged for various purposes as required or permitted by law.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross gains of approximately $482,000, $9,589,000 and $9,203,000 and gross losses of approximately $25,136,000, $2,045,000 and $4,390,000 were realized on sales of securities or the designation of the Company’s intent to sell securities for 2005, 2004 and 2003, respectively.

The amortized cost and market value of debt securities at December 31, 2005, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Investment Securities		Securities Available For Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Due in one year or less	$519	$526	$5,566	$5,594
Due after one year through five years	567	576	41,584	41,605
Due after five years through ten years	394	410	131,543	125,576
Due after ten years	500	615	55,876	53,987

Total	1,980	2,127	234,569	226,762
Mortgage-backed securities of Government Sponsored Entities	13	13	709,319	698,763
Collateralized mortgage obligations of Government Sponsored Entities	957	986	369,586	359,691
Private collateralized mortgage obligations	—	—	1,438,060	1,412,004
Equity securities	—	—	142,995	144,184

Total	$2,950	$3,126	$2,894,529	$2,841,404

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government Sponsored Entities	$—	$—	$184,557	$(8,552)	$184,557	$(8,552)
Mortgage-backed securities of Government Sponsored Entities	136,313	(1,223)	177,620	(9,653)	313,933	(10,876)
Collateralized mortgage obligations of Government Sponsored Entities	469,150	(3,395)	203,281	(7,202)	672,431	(10,597)
Private collateralized mortgage obligations	335,845	(5,671)	612,561	(20,385)	948,406	(26,056)
Obligations of state and political subdivisions	5,391	(34)	—	—	5,391	(34)

Subtotal, debt securities	946,699	(10,323)	1,178,019	(45,792)	2,124,718	(56,115)
Equities	—	—	4	(4)	4	(4)

Total temporarily impaired securities	$946,699	$(10,323)	$1,178,023	$(45,796)	$2,124,722	$(56,119)

The securities above consist of debentures of Government Sponsored Entities, collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and preferred securities. As of December 31, 2005, there were 189 securities carried at an unrealized

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government Sponsored Entities	$186,758	$(6,516)	$—	$—	$186,758	$(6,516)
Mortgage-backed securities of Government Sponsored Entities	26,826	(184)	201,968	(6,382)	228,794	(6,566)
Collateralized mortgage obligations of Government Sponsored Entities	420,445	(4,452)	29,394	(713)	449,839	(5,165)
Private collateralized mortgage obligations	1,165,644	(10,707)	—	—	1,165,644	(10,707)
Obligations of state and political subdivisions	—	—	242	(6)	242	(6)

Subtotal, debt securities	1,799,673	(21,859)	231,604	(7,101)	2,031,277	(28,960)
Equities	6	(2)	—	—	6	(2)

Total temporarily impaired securities	$1,799,679	$(21,861)	$231,604	$(7,101)	$2,031,283	$(28,962)

The securities above consist of debentures of Government Sponsored Entities, collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and preferred securities. As of December 31, 2004, there were 103 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Loans

A summary of the major categories of loans outstanding is shown in the table below.

	December 31,
	2005	2004
	(In thousands)
Commercial, financial, agricultural	$1,107,494	$1,008,741
Real estate — commercial	4,424,465	4,270,817
Real estate — construction	5,483,424	3,936,800
Real estate — residential	3,048,007	2,228,648
Consumer loans	227,321	187,539
Mortgage warehouse lending	483,701	1,114,923
Other	145,149	127,847

Total loans	14,919,561	12,875,315
Less: unearned income	(19,697)	(17,504)

Total loans, net of unearned income	$14,899,864	$12,857,811

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

Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 85% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 26.5% of its total commercial real estate loan portfolio and less than 7.9% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other collateral or security. These loans are largely made up of adjustable rate loans. The principal risks associated with one-to-four family residential loans are the borrowers’ income and real estate values.

Colonial’s mortgage warehouse lending department provides lines of credit collateralized by residential mortgage loans and other services to mortgage companies. Warehouse loans outstanding at December 31, 2005 and 2004 were $484 million and $1.1 billion, respectively.

BancGroup evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses, land, owner-occupied commercial real estate and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2005.

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2005 is summarized as follows:

Balance January 1, 2005	Additions	Reductions	Balance December 31, 2005
(In thousands)
$43,518	$21,968	$33,486	$32,000

At December 31, 2005 and 2004, the recorded investment in impaired loans was approximately $22.1 million and $24.8 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans for 2005 and 2004 was approximately $3.5 million and $8.0 million, respectively. At December 31, 2005, impaired loans with an associated allowance totaled approximately $13.6 million, while approximately $8.5 million of impaired loans had no related allowance. At December 31, 2004, impaired loans with an associated allowance totaled approximately $11.8 million, while approximately $13.0 million of impaired loans had no related allowance. The average recorded investment in impaired loans was approximately $22.8 million, $43.8 million and $64.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2005, 2004 or 2003.

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

At December 31, 2005 and 2004, the recorded investment in nonaccrual loans was approximately $25.7 million and $27.0 million, respectively. At December 31, 2005 and 2004, the recorded investment in loans past due 90 days or more and still accruing was approximately $10.3 million and $8.1 million, respectively.

During 2001, as a part of its normal asset/liability management BancGroup securitized $307 million of its single-family real estate loans with Freddic Mac, a government sponsored agency. The Company received 100% of the securities backed by the mortgage loans, which are guaranteed by Freddic Mac and did not recognize any gain or loss on the securitization. At December 31, 2005 $6.3 million of these mortgage-backed securities remain in the available for sale securities portfolio and are therefore carried at fair value based on quoted market prices.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As it relates to interest rate sensitivity, the fair value of these retained mortgage-backed securities would be expected to react consistently with the other mortgage-backed securities held in BancGroup’s securities portfolio. The Company continues to retain servicing rights for the related mortgage loans. The related servicing asset was not material.

Loans with a carrying value of approximately $8.8 billion and $7.2 billion at December 31, 2005 and 2004, respectively, were pledged as collateral for credit facilities.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2005 and 2004:

	December 31,				Year ended December 31,
	2005		2004		2005	2004
	Total Principal Amount	Total 90 Days or More Past due	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses	Net Credit Losses
	(In thousands)
Total residential real estate loans managed	$3,085,243	$7,819	$2,280,192	$8,565	$2,572	$2,133
Less:
Loans securitized	37,236	77	51,544	243	—	—

Total residential real estate loans held for investment	$3,048,007	$7,742	$2,228,648	$8,322	$2,572	$2,133

Fair value of retained mortgage-backed securities	$6,312		$9,520

5.  Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2005	2004	2003
	(In thousands)
Balance, January 1	$148,802	$138,549	$135,265
Addition due to acquisitions	14,622	6,857	1,377
Provision charged to income	26,838	26,994	37,378
Loans charged off	(27,206)	(29,811)	(41,427)
Recoveries	7,995	6,213	5,956

Balance, December 31	$171,051	$148,802	$138,549

6.  Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned SPE which then sold interests in those assets to third-party commercial paper conduits. Refer to Note 1 for further information regarding accounting for these transactions.

Total cash proceeds from the sales of interests in these assets to the conduits during 2005 were $1.5 billion, attributable to $669 million of mortgage warehouse loans and $831 million of loans held for sale at December 31, 2005. Based on the structure of these transactions, the Company’s only retained interest is the

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During 2005, the Company recognized approximately $13.9 million of noninterest income related to these transactions, of which $8.7 million was servicing income, and received $11.9 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of December 31, 2005		Year ended December 31, 2005
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses
	(In thousands)
Mortgage warehouse loans
Assets managed	$1,152,530	$—	$1,158,514	$—
less: interests sold	668,829	—	430,457	—

Assets held in portfolio	$483,701	$—	$728,057	$—

Loans held for sale
Assets managed	$1,929,063	$—	$1,250,940	$—
less: interests sold	831,171	—	427,763	—

Assets held in portfolio	$1,097,892	$—	$823,177	$—

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

	December 31,
	2005	2004
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$6,459,365	$4,451,473
Standby letters of credit	268,527	211,882
Commercial letters of credit	1,431	2,089
Credit card guarantees	5,962	5,856

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

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of December 31, 2005 and 2004 was not material to the Company’s consolidated balance sheet. At December 31, 2005, Colonial Bank had standby letters of credit outstanding with maturities ranging from less than one year to greater than 4 years. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $269 million.

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

During 2005 the Company entered into a build-to-suit lease arrangement for a new corporate headquarters facility. In connection with this transaction, the Company agreed to guarantee the residual value of the leased property. The Company would be required to perform under the guarantee in the event that the lessor is unable to recover its investment in the leased asset by selling the asset at the end of the lease term in 2012. The maximum potential amount that the Company could be required to pay under the guarantee is $39.2 million. The carrying value of the liability recorded for this obligation was $2.4 million at December 31, 2005.

8.  Variable Interest Entities

BancGroup holds variable interests in seven special purpose trusts which were formed for the issuance of trust preferred securities to outside investors. The Company does not absorb a majority of the expected losses or residual returns of the trusts, therefore the Company is not considered the primary beneficiary and does not consolidate them. The Company’s equity investments in the trusts, totaling $9.2 million, represent BancGroup’s maximum exposure to loss as a result of its involvement with the trusts. Total assets of the trusts are $315 million as of December 31, 2005.

BancGroup holds variable interests in seven joint ventures which invest in real estate developments located in the Atlanta metropolitan area of Georgia and one joint venture which invests in real estate developments located in San Antonio, Texas. Three of the entities are required to be consolidated, while the other five are not

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the guidance of FIN 46. For the consolidated entities, total assets are $10.6 million as of December 31, 2005, and the Company’s maximum exposure to loss is $9.1 million. For the unconsolidated entities, total assets are $71.0 million as of December 31, 2005, and the Company’s maximum exposure to loss is $46.1 million.

BancGroup holds variable interests in several entities formed to provide affordable housing. The entities had total assets of approximately $377.2 million as of December 31, 2005, and the Company’s maximum exposure to loss is approximately $9.1 million. The Company is not required to consolidate these entities.

As discussed in Note 6, the Company sells certain financial assets to a wholly-owned SPE which then sells interests in those assets to third-party commercial paper conduits. While the Company has a variable interest in specified assets of these conduits, it does not have a variable interest in the conduits as a whole and therefore cannot be considered to be the primary beneficiary. The Company’s maximum exposure to credit loss at December 31, 2005 as a result of its involvement with these non-consolidated conduits is $68 million, which is the amount that would be paid by the Company in the event of credit-related defaults.

9.  Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

Interest Rate Swaps

At December 31, 2005, BancGroup had interest rate swap positions related to subordinated debt, brokered CDs, long-term FHLB advances and loans. The notional amounts and fair value of all interest rate swaps by category as of December 31, 2005 are shown below:

	December 31, 2005
	Notional Amount	Fair Value
	(In thousands)
Fair Value Hedges
Interest rate swaps hedging long-term FHLB advances	$325,000	$(2,727)
Interest rate swaps hedging subordinated debt	393,978	4,992

	$718,978	$2,265

Cash Flow Hedges
Interest rate swaps hedging loans	$750,000	$(13,445)

	$750,000	$(13,445)

Other Derivatives
Interest rate swaps on brokered CDs	$383,117	$(1,318)

	$383,117	$(1,318)

Fair Value Hedges

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. There were no hedging gains and losses resulting from hedge ineffectiveness recognized for the years ended December 31, 2005, 2004 or 2003.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

During the second quarter of 2005, Colonial entered into interest rate swap agreements to hedge the cash flows of variable rate loans, which effectively converted their floating rates to fixed. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The derivatives are recorded at fair value with an offsetting entry, net of taxes, recorded in other comprehensive income. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the years ended December 31, 2005, 2004, or 2003. Amounts included in other comprehensive income are not required to be amortized to earnings (unless a swap is terminated) because amortization occurs automatically through the accounting for the cash flows of the swaps as adjustments to interest income each period. At December 31, 2005, the cash flow hedges had an average maturity of approximately 2.5 years.

Other Derivatives

On January 3, 2006, the Company elected the “long-haul” method for hedging its interest rate swaps on brokered CDs. However, these swaps were not designated as hedging instruments in 2005. Therefore, all changes in fair value were recognized in earnings during the period of the change. The net cash settlement of these derivatives was included in noninterest income.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans. Most of the loans will be sold to third parties upon closing. For those loans, the Company enters into individual forward sales commitments at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are essentially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were $34 million at December 31, 2005. The net unrealized gains/losses of the origination and sales commitments were $33,000 at December 31, 2005.

BancGroup has executed individual forward sales commitments related to short-term participations in mortgage loans and retail mortgage loans, which are all classified as loans held for sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company designated these commitments as fair value hedges of the short-term participations. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional values of the forward sales commitments on short-term participations and retail mortgage loans at December 31, 2005 were $1.1 billion and $39.8 million, respectively. The fair value of the forward sales commitments on the short-term participations was a loss of $3.5 million at December 31, 2005, which was offset by a gain of $3.5 million on the short-term participations. The fair value of the sales commitments on retail mortgage loans was a gain of $32,000 at December 31, 2005.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding as of either December 31, 2005 or 2004.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Land	$104,333	$70,683
Bank premises	183,786	166,966
Equipment	143,291	129,752
Leasehold improvements	51,316	40,359
Construction in progress	18,643	11,652
Automobiles and airplane	24,881	24,870

Total	526,250	444,282
Less accumulated depreciation and amortization	(186,049)	(174,046)

Premises and equipment, net	$340,201	$270,236

Included in the table above are assets recorded under capital leases and related accumulated amortization of $3,267,921 and ($142,061) at December 31, 2005.

Depreciation expense for premises and equipment amounted to $31.4 million in 2005, $26.9 million in 2004 and $25.2 million in 2003.

11.  Goodwill and Other Intangible Assets

A summary of goodwill by reportable segment follows (in thousands):

	December 31, 2003	Goodwill acquired	Purchase accounting adjustments	December 31, 2004	Goodwill acquired	Purchase accounting adjustments	December 31, 2005
Alabama Regional Bank Segment	$28,477	$—	$—	$28,477	$—	$—	$28,477
Florida Regional Bank Segment	135,205	98,954	106	234,265	282,400	477	517,142
Georgia Regional Bank Segment	5,491	—	—	5,491	—	—	5,491
Nevada Regional Bank Segment	15,745	—	—	15,745	—	—	15,745
Texas Regional Bank Segment	60,101	—	—	60,101	—	—	60,101
Corporate/Treasury/Other	8,457	—	—	8,457	—	—	8,457

Total	$253,476	$98,954	$106	$352,536	$282,400	$477	$635,413

Goodwill acquired during 2005 is related to both the Union Bank and FFLC acquisitions and is further discussed in Note 2. Purchase accounting adjustments recorded during 2005 are related to refinement of original estimates recorded for the acquisition of P.C.B. Bancorp, Inc in May of 2004.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Amortizable intangible assets at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)
Core deposits
Gross carrying amount	$84,129	$54,606
Less: accumulated amortization	(24,799)	(13,344)

Net carrying amount	59,330	41,262

Other intangibles
Gross carrying amount	587	587
Less: accumulated amortization	(318)	(245)

Net carrying amount	269	342

Total finite-lived intangibles
Gross carrying amount	84,716	55,193
Less: accumulated amortization	(25,117)	(13,589)

Net carrying amount	$59,599	$41,604

Amortization expense on finite-lived intangible assets totaled $11.5 million, $6.4 million and $4.4 million for 2005, 2004 and 2003, respectively. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be approximately $12.2 million for years 2006 through 2008, approximately $12.1 million for 2009 and approximately $6.8 million for 2010.

12.  Time Deposits

Certificates of deposit of less than $100,000 totaled $3.6 billion at December 31, 2005, while certificates of deposit of $100,000 or more totaled $2.4 billion. Other time deposits, which consist primarily of IRA’s, totaled $436.1 million. At December 31, 2005, the scheduled maturities of time deposits were as follows:

(In thousands)
2006	$4,952,897
2007	823,378
2008	236,885
2009	223,065
2010	106,965
Thereafter	127,316

Total	$6,470,506

13.  Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2005	2004	2003
	(In thousands)
FHLB borrowings	$—	$1,250,000	$650,000
Federal funds purchased	673,925	1,217,808	1,150,505
Repurchase agreements (retail)	568,871	360,127	400,694
Repurchase agreements (wholesale)	300,000	431,000	451,000

Total	$1,542,796	$3,258,935	$2,652,199

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2005 and 2004, the Company had borrowings of $1.6 billion and $2.6 billion outstanding, of which $1.6 billion and $1.4 billion, respectively, are included in long-term debt. The remaining $1.3 billion was included in short-term borrowings at December 31, 2004. FHLB credit availability at December 31, 2005 was $1.8 billion based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit, and second mortgage loans, along with specified mortgage-backed securities.

14.  Long-Term Borrowings

Long-term borrowings are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	383,622	265,873
Junior subordinated debt	307,446	302,412
FHLB borrowings	1,634,989	1,382,913
Repurchase agreements (wholesale)	—	300,000
Capital lease obligations	3,119	—
Other	1,930	2,034

Total	$2,338,831	$2,260,957

In connection with the ASB Bancshares, Inc. acquisition on February 5, 1998, BancGroup issued $7,725,000 of variable rate subordinated debentures due February 5, 2008 (“1998 Debentures”). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum).

On March 15, 1999, Colonial issued $100 million of subordinated notes, due March 15, 2009, of which $56.7 million was outstanding at December 31, 2005. The notes qualify as Tier II capital, bear interest at 8.00% and are not subject to redemption prior to maturity. Colonial executed two interest rate swaps whereby Colonial will receive fixed rates and pay floating rates, effectively converting the fixed rate notes to floating. The result of these interest rate swaps created effective floating rates of 3-month LIBOR plus 4.01% on $50 million and 3-month LIBOR plus 4.015% on $50 million.

On May 23, 2001, Colonial issued $150 million in 9.375% subordinated notes due June 1, 2011, of which $56.8 million was outstanding at December 31, 2005. This debt qualifies as Tier II capital. In connection with this issuance, Colonial executed an interest rate swap whereby Colonial will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 3.2775%.

Effective December 7, 2005, Colonial issued $125 million in new subordinated notes and exchanged $43.3 million of the March 1999 subordinated notes and $93.2 million of the May 2001 subordinated notes for new subordinated notes. The new notes are due December 1, 2015 and bear interest at 6.375%. Concurrent with this exchange, Colonial partially terminated the interest rate swaps on the original subordinated notes in an amount equal to the principal value of the notes exchanged. Colonial executed four interest rate swaps effectively converting the fixed rate on the new notes to an effective floating rate of 3-month LIBOR plus 1.2628%.

On January 29, 1997, Colonial issued, through a special purpose trust, $70 million of trust preferred securities, representing $72 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 8.92% and are subject to redemption by Colonial, in whole or in part, at any time after January 29, 2007 until maturity in January 2027.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2004, Colonial added $15 million in trust preferred securities, representing $15 million in junior subordinated debt, as part of the acquisition of P.C.B. Bancorp, Inc. These securities qualify as Tier I capital and bear interest at average rates of 3-month LIBOR plus 3.40% on $10 million and 3-month LIBOR plus 3.15% on $5 million. Colonial may redeem $10 million, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after September 26, 2007 until maturity in September 2032. Colonial may redeem $5 million, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after March 26, 2008 until maturity in March 2033.

In May 2005, Colonial added $5 million in trust preferred securities, representing $5 million in junior subordinated debt, as part of the acquisition of FFLC Bancorp, Inc. These securities qualify as Tier I capital and bear interest at a rate of 3-month LIBOR plus 3.40%. The securities are subject to redemption by Colonial, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after September 26, 2007 until maturity in September 2032.

The subordinated debentures, notes, trust preferred securities and junior subordinated debt described above are subordinate to substantially all remaining liabilities of Colonial.

Colonial had long-term FHLB borrowings outstanding of $1.6 billion and $1.4 billion at December 31, 2005 and 2004, respectively. These borrowings bear interest rates ranging from 1.84% to 6.18% and mature from 2006 to 2020. As of December 31, 2005, the Company had interest swap agreements to convert $325 million of existing FHLB advances from a weighted average fixed rate of 5.75% to a weighted average floating rate of 3-month LIBOR plus 1.1423%.

Colonial had capital lease obligations outstanding of $3.1 million and $0 at December 31, 2005 and 2004, respectively. These obligations bear interest at rates ranging from 2.74% to 30.36% and mature from 2006 to 2017.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

	Parent Only	Consolidated BancGroup
	(In thousands)
2006	$—	$205,380
2007	—	32,126
2008	7,725	12,978
2009	—	164,889
2010	—	755,213
Thereafter	307,218	1,189,332

Total	$314,943	$2,359,918

15.  Capital Stock

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

On November 18, 2004, the Company entered into a forward sale agreement relating to 8,400,000 shares of the Company’s common stock. The commitment was accounted for as an equity instrument, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Own Stock. The agreement provided for an initial forward sale price of $21.452 per share subject to certain adjustments. The Company had the option to elect cash or net share settlement for all or a portion of its obligations. On February 24, 2005, the Company settled the forward sale agreement with 8,400,000 shares of common stock. The Company received approximately $179.8 million, or $21.40 per share, in proceeds from the purchaser in this settlement.

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock from $10 to $120,000 per year. The total number of shares authorized for issuance under this plan is 2,000,000. Total shares issued under this plan were 785,533 as of both December 31, 2005 and 2004. Pursuant to the terms of the plan, the Company’s transfer agent purchased 170,221 shares in the open market for the plan’s participants in 2005. From the plan’s inception date through 2005, the plan’s transfer agent purchased 1,018,428 shares in the open market for the plan’s participants. Total shares acquired through participation in the Company’s dividend reinvestment plan, by shares issued or purchased in the open market, is 1,803,971.

16.  Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $126.0 million of retained earnings plus certain 2006 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2006 without prior approval from the respective regulatory authorities.

Colonial Bank is required by law to maintain noninterest bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. The average amount of those reserves was approximately $8.3 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized Colonial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” BancGroup and Colonial Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed BancGroup’s category. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

	Actual		For Capital Adequacy Purposes Amount	Ratio		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)				Amount	Ratio
	(In thousands)
As of December 31, 2005
Total Capital (to risk-weighted assets)
Consolidated	$2,119,530	12.17%	$1,393,010	≥	8.0%
Colonial Bank	2,042,706	11.73	1,393,587	≥	8.0	$1,741,984	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,592,411	9.15	696,505	≥	4.0
Colonial Bank	1,518,677	8.72	696,794	≥	4.0	1,045,190	≥	6.0
Tier I Capital (to average assets)(2)
Consolidated	1,592,411	7.77	820,189	≥	4.0
Colonial Bank	1,518,677	7.42	819,062	≥	4.0	1,023,828	≥	5.0

As of December 31, 2004
Total Capital (to risk-weighted assets)
Consolidated	$1,688,995	11.39%	$1,186,078	≥	8.0%
Colonial Bank	1,587,346	10.72	1,184,096	≥	8.0	$1,480,120	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,304,981	8.80	593,039	≥	4.0
Colonial Bank	1,207,967	8.16	592,048	≥	4.0	888,072	≥	6.0
Tier I Capital (to average assets)(2)
Consolidated	1,304,981	7.16	728,615	≥	4.0
Colonial Bank	1,207,967	6.64	727,761	≥	4.0	909,701	≥	5.0

(1)	These ratios are subject to regulatory review
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average assets, excluding intangible assets and unrealized gains/losses on securities available for sale. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Leases

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all capital leases and noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2005 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2006	$468	$34,261
2007	468	29,183
2008	402	25,439
2009	337	21,368
2010	334	19,877
Thereafter	2,283	105,892

Total minimum lease payments	4,292	$236,020

Less: imputed interest	1,173

Present value of minimum lease payments	$3,119

Rent expense for all leases amounted to $37.5 million in 2005, $32.0 million in 2004 and $29.8 million in 2003.

18.  Employee Benefit Plans

BancGroup and subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2006.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee pension benefit plan status at December 31:

	2005	2004
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$69,437	$54,726
Service cost	6,948	5,650
Interest cost	4,387	3,783
Actuarial loss	4,426	6,772
Curtailments	(20,768)	—
Benefits paid	(1,879)	(1,494)

Benefit obligation at December 31	62,551	69,437

Change in plan assets:
Fair value of plan assets at January 1	58,467	46,701
Actual return on plan assets	4,135	5,710
Employer contributions	—	7,550
Benefits paid	(1,879)	(1,494)

Fair value of plan assets at December 31	60,723	58,467

Funded status at December 31	(1,828)	(10,970)
Unrecognized net actuarial loss	2,250	18,825
Unamortized prior service cost	—	65

Prepaid benefit cost at December 31	$422	$7,920

	2005	2004	2003
	(In thousands)
Components of net periodic benefit cost for the year ended December 31:
Service cost	$6,948	$5,650	$4,455
Interest cost	4,387	3,783	3,199
Expected return on plan assets	(4,920)	(4,038)	(2,168)
Amortization of net transition asset	—	(5)	(5)
Amortization of prior service cost	9	9	9
Recognition of net actuarial loss	1,017	800	766
Curtailment charge	56	—	—

Net annual benefit cost	$7,497	$6,199	$6,256

The accumulated benefit obligation for the plan was approximately $62.6 million and $52.1 million at December 31, 2005 and 2004, respectively.

	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.70%	5.75%
Rate of compensation increase	N/A	4.00

	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.75%	6.25%
Expected return on plan assets	8.50	8.75
Rate of compensation increase	4.00	4.00

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in determining the projected benefit obligation for the pension plan are determined by the Company in consultation with its outside actuary. Assumptions, such as the discount rate, are evaluated and updated at least annually. According to SFAS 87, Employer’s Accounting for Pensions, the discount rate should reflect the rate at which pension obligations could be settled. SFAS 87 further states that employers may “look to rates of return on high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits.” This requirement calls for plan sponsors to match their plan’s cash flows to yields on bonds at consistent maturity dates.

Using an actuarial valuation tool, forecasts of benefit payments for the pension plan were developed taking into account a variety of factors, including assumptions with regard to retirement, death, termination and disability. In forecasting the plan’s benefit payments, participants’ accrued service and pay were frozen as of the valuation date. The plan’s actual cash flow timing was taken into account and the projected benefit payments were matched to coupon payments underlying a yield curve representing available bonds in the marketplace as of the measurement date. The yield curve was based on an actual portfolio of nearly 700 Aa-graded corporate bonds representing the majority of such bonds available in the marketplace. All bonds were U.S. issues, non-callable or callable with make whole provisions, with a minimum outstanding value of $50 million. This approach utilized a large portfolio of bonds, which is indicative of the broad bond market and less subject to volatility due to changes in the measurement approach underlying a bond index. Based on the result of this analysis, the Company utilized a discount rate of 5.70% to determine benefit obligations at December 31, 2005.

The expected return on plan assets assumption was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. The historical returns of asset categories as weighted by the target allocation would produce an expected return of 9.80%, as follows:

	Target Allocation	15-year Annualized	Historical Return Weighted Average
U.S. equity	60%	11.80%	7.08%
International equity	10%	7.00%	0.70%
Fixed income	25%	7.26%	1.82%
Cash and cash equivalents	5%	4.04%	0.20%

Total portfolio	100%		9.80%

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns due to inherent uncertainties in future performance.

The pension plan’s weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2005	2004
U.S. equity	62%	62%
International equity	10%	10%
Fixed income	27%	25%
Cash and cash equivalents	1%	3%

Total	100%	100%

The pension plan seeks to grow the plan assets in relation to the benefit obligations to participants and beneficiaries, while prudently managing the risk of a decrease in the plan assets relative to those liabilities. The

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At both December 31, 2005 and 2004, plan assets included 164,520 shares of BancGroup common stock with market values of $3,918,866 (7% of total plan assets) and $3,492,760 (6% of total plan assets), respectively. Dividends paid to the plan on the BancGroup common stock totaled $100,357 and $95,422 during 2005 and 2004, respectively.

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

Prohibited securities and transactions include buying of securities on margin, short selling of securities, and the buying and selling of put and call options, or securities not offered through a SEC registration. The Benefits Administrative Committee may authorize buying and selling futures contracts as a hedge against portfolio loss.

The following benefits are expected to be paid in future years. The expected benefits were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005:

Year	Expected Benefits
2006	$1,406,271
2007	1,621,862
2008	1,887,587
2009	2,148,056
2010	2,398,786
2011-2015	20,702,058

BancGroup also has an incentive savings plan (the Savings Plan) for all of the employees of BancGroup and its subsidiaries. The Savings Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Savings Plan make basic contributions and may make supplemental contributions to increase

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. During 2005, 2004 and 2003 there were no additional contributions paid. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of service with the Company. Participants have options as to the investment of their Savings Plan funds, one of which includes purchase of common stock of BancGroup. Charges to operations for this plan amounted to approximately $3.4 million, $2.8 million and $2.6 million for 2005, 2004 and 2003, respectively.

19.  Stock Plans

The 2001 Long Term Incentive Stock Option Plan (the LTIP) provides for the granting of various types of incentive stock-based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. The LTIP was approved by the stockholders of BancGroup at their 2001 annual meeting. Shares initially authorized to be issued under the LTIP total 10,000,000 of BancGroup common stock. All options expire no more than ten years from the date of grant, or three months after an employee’s termination.

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

A restricted stock award under the LTIP consists of a grant of BancGroup’s common stock to the recipient subject to terms and conditions, including provisions relating to transferability and forfeiture, as determined at the time of the award. The awards typically vest over a five-year period unless they are subject to specific performance criteria. During 2005, 447,000 restricted stock awards were granted at a weighted average market value of $20.65. During 2004, no restricted stock awards were granted. During 2003, 9,500 restricted stock awards were granted at a weighted average market value of $17.02. There were 387,633, 108,755 and 189,117 restricted stock awards outstanding at December 31, 2005, 2004 and 2003, respectively. A total of $1,330,000, $156,000 and $357,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2005, 2004 and 2003, respectively. This plan replaces the 1992 Stock Bonus and Retention Plan discussed later.

Prior to the LTIP, BancGroup used the 1992 Incentive Stock Options Plan (the 1992 Plan) and the 1992 Nonqualified Stock Option Plan (the 1992 Nonqualified Plan) to provide an incentive to certain officers, key management employees and directors. Options granted under the 1992 Plan must have been at a price not less than the fair market value of the shares at the date of grant. Options granted under the 1992 Nonqualified Plan must have been at a price not less than 85% of the fair market value of the shares at the date of grant. All options expire no more than ten years after the date of grant, or three months after the employee’s termination. Both of these plans were terminated on July 1, 2001 and replaced with the LTIP discussed above. Although options previously granted under the 1992 Plan and the 1992 Nonqualified Plan may still be exercised, no further options may be granted.

In 1992, BancGroup adopted the Stock Bonus and Retention Plan to promote the long-term interests of BancGroup and its shareholders by providing a means for attracting and retaining officers, employees and

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors by awarding restricted stock which shall vest either over a stated time period or based upon performance criteria. A total of $56,000, $554,000, and $1,124,000 in compensation expense was charged to operations under this plan for the years ended December 31, 2005, 2004, and 2003, respectively. This plan was replaced in June 2001 with the LTIP plan discussed previously.

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

Following is a summary of the transactions in Common Stock under these plans for the years ended December 31, 2005, 2004 and 2003.

	Qualified Plans(1)		Nonqualified Plans(1)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	3,050,559	$11.983	730,286	$10.328

Granted (at $11.430-$17.280 per share)	571,500	16.348	15,000	11.580
Exercised (at $3.933-$14.970 per share)	(349,300)	11.196	(36,048)	6.343
Cancelled (at $3.545-$14.970 per share)	(235,356)	12.663	(6,290)	8.625

Outstanding at December 31, 2003	3,037,403	12.801	702,948	10.808

Granted (at $3.786-$21.450 per share)	865,444	16.513	180,322	11.347
Exercised (at $3.786-$15.890 per share)	(604,733)	9.451	(117,325)	6.863
Cancelled (at $4.872-$17.280 per share)	(185,110)	14.007	(12,000)	11.580

Outstanding at December 31, 2004	3,113,004	14.412	753,945	11.539

Granted (at $2.000-$24.090 per share)	382,255	18.259	301,364	18.834
Exercised (at $2.000-$20.130 per share)	(577,330)	12.020	(68,906)	4.424
Cancelled (at $10.379-$23.280 per share)	(288,118)	17.202	(20,852)	17.223

Outstanding at December 31, 2005	2,629,811	$15.190	965,551	$14.201

(1)	This table includes those plans assumed pursuant to various business combinations according to the respective exchange ratios.

At December 31, 2005, the total shares outstanding and exercisable under these option plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/05	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Aggregate Option Price	Number Exercisable At 12/31/05	Weighted Average Exercise Price	Aggregate Option Price
$3.175-4.732	23,249	5.81	$3.942	$91,646	23,249	$3.942	$91,646
$5.679-7.358	54,105	4.03	6.871	371,771	54,105	6.871	371,771
$8.578-12.680	1,753,628	4.51	11.185	19,614,111	1,593,038	11.113	17,703,602
$12.960-19.100	902,805	7.29	16.038	14,479,152	483,535	15.541	7,514,841
$19.970-24.090	861,575	9.34	22.171	19,101,569	88,200	21.404	1,887,797

Total	3,595,362	6.36	$14.924	$53,658,249	2,242,127	$12.296	$27,569,657

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2004 and 2003, the number and weighted average exercise price of exercisable options was 2,247,869 and $11.65 and 2,136,571 and $11.39, respectively.

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (Directors Plan) whereby directors of BancGroup and its subsidiary banks may receive Common Stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2005, 2004, and 2003, respectively, 49,356, 70,770, and 63,945 shares of Common Stock were issued under the Directors Plan, representing approximately $859,000, $862,000, and $893,000 in directors’ fees for 2005, 2004, and 2003, respectively.

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

20.  Contingencies

BancGroup and its subsidiaries are from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2005 will have a material adverse effect on BancGroup’s financial statements.

21.  Related Parties

Prior to June 2003, BancGroup leased its principal corporate offices from a company partly owned by a principal shareholder of BancGroup. Amounts paid under this lease approximated $600,000 in 2003.

During 2005, 2004 and 2003, BancGroup and its subsidiaries paid fees of approximately $6.0 million, $4.3 million and $2.6 million, respectively, for legal services provided by a firm in which one of the firm’s partners serves on the Board of Directors. Colonial Bank, N.A. subleased office space to this firm and received $86,000 in 2005 and $65,000 in 2004 and 2003 in rental income.

As of December 31, 2005 and 2004, Colonial Bank had two and one construction loans outstanding to real estate joint ventures in which BancGroup owns an equity interest, respectively. The maximum loan amounts that can be drawn on these loans total $46.8 million and $1.4 million for 2005 and 2004, respectively. The maximum amount Colonial is participating in is $40.0 million and $1.4 million and the total outstanding balances are $23.3 million and $1.2 million at December 31, 2005 and December 31, 2004, respectively.

Refer to Note 4 for information on related party loans.

22.  Merger Related Expenses

The Company has recognized external merger related expenses totaling $4.2 million, $2.0 million and $271,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively. These costs are comprised primarily of travel, training, marketing, retention bonuses, and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Income Taxes

The components of the provision for income taxes were as follows:

	2005	2004	2003
	(In thousands)
Currently payable
Federal	$123,567	$87,881	$75,688
State	1,765	3,952	2,103
Deferred	(10,729)	(2,904)	(3,006)

Total	$114,603	$88,929	$74,785

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2005	2004	2003
	(In thousands)
Tax at statutory rate on pre-tax income	$120,087	$91,586	$77,056
Add:
Tax-exempt income	(6,257)	(5,282)	(1,785)
Other	773	2,625	(486)

Total income taxes	$114,603	$88,929	$74,785

The components of BancGroup’s net deferred tax asset as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$60,906	$55,897
Unrealized loss on securities available for sale	18,594	4,969
Unrealized loss on cash flow hedging instruments	4,706	—
Accrued expenses	6,067	6,311
Other	12,261	1,995

Total deferred tax asset	102,534	69,172

Deferred tax liabilities:
Intangible assets	21,646	14,812
Fixed assets	14,472	3,897
Debt repurchase premium	5,665	—
Other	7,499	10,364

Total deferred tax liability	49,282	29,073

Net deferred tax asset	$53,252	$40,099

The net deferred tax asset is included as a component of accrued interest and other assets in the Consolidated Statement of Condition.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

24.  Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2005
Basic EPS
Income from continuing operations	$228,502	149,053	$1.53
Effect of dilutive securities:
Options and nonvested stock bonus awards		1,737

Diluted EPS	$228,502	150,790	$1.52

2004
Basic EPS
Income from continuing operations	$172,877	131,144	$1.32
Effect of dilutive securities:
Options		1,171

Diluted EPS	$172,877	132,315	$1.31

2003
Basic EPS
Income from continuing operations	$145,611	124,615	$1.17
Effect of dilutive securities:
Options		523
Convertible debentures	57	151

Diluted EPS	$145,668	125,289	$1.16

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 230,000, 536,000 and 995,900 in 2005, 2004 and 2003, respectively.

25.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities and securities available for sale — For debt securities and marketable equity securities held either for investment purposes or for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans held for sale — The majority of these assets are short-term participations in pools of mortgage loans, for which fair values are calculated based on changes in market interest rates during the periods that the participations are on the balance sheet. For the remainder of these assets, the holding period is so short that the carrying amount is a reasonable estimate of fair value.

Loans — For loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits — SFAS 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, is equal to the amount payable on demand at the measurement date. The amount included for these deposits in the following table is their carrying value at December 31, 2005 and 2004. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like wholesale deposits with similar remaining maturities.

Short-term borrowings — Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings by discounting future cash flows.

Long-term debt — Debt securities and FHLB borrowings, fair value equals market price, if available. If a market price is not available, fair value is estimated at current levels available to Bancgroup for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt by discounting future cash flows.

Derivatives — Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes were used to value the instruments.

Commitments to extend credit and standby letters of credit — The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2005 and 2004.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of BancGroup’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$1,088,493	$1,088,493	$604,368	$604,368
Securities available for sale	2,841,404	2,841,404	3,647,402	3,647,402
Investment securities	2,950	3,126	6,152	6,503
Loans held for sale	1,097,892	1,097,892	678,496	678,496
Loans	14,899,864		12,857,811
Less: allowances for loan losses	(171,051)		(148,802)

Loans, net	14,728,813	14,691,534	12,709,009	12,786,238

Total	$19,759,552	$19,722,449	$17,645,427	$17,723,007

Financial liabilities:
Deposits	$15,483,449	$15,447,772	$11,863,695	$11,646,798
Short-term borrowings	1,542,796	1,542,796	3,258,935	3,540,378
Long-term debt	2,338,831	2,366,755	2,260,957	2,305,600

Total	$19,365,076	$19,357,323	$17,383,587	$17,492,776

Derivatives	$(16,004)	$(16,004)	$36,992	$36,992

26.  Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides lines of credit collateralized by residential mortgage loans to mortgage origination companies. In addition, the Company reports Corporate/Treasury/Other which includes the investment securities portfolio, nondeposit funding activities including long-term debt, short-term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations and certain support activities not currently allocated to the aforementioned segments and income taxes. In addition, Corporate/Treasury/Other includes income from bank owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(Dollars in thousands)
Year Ended December 31, 2005
Net interest income before intersegment income / expense	$332,515	$108,154	$124,796	$68,016	$50,162	$66,254	$(40,675)	$709,222
Intersegment interest income / expense	(8,764)	(46,757)	27,026	(17,362)	(5,354)	(19,429)	70,640	—

Net interest income	323,751	61,397	151,822	50,654	44,808	46,825	29,965	709,222
Provision for loan losses	9,503	96	3,574	601	1,712	2,330	9,022	26,838
Noninterest income	51,701	17,925	81,062	8,697	6,000	5,091	5,500	175,976
Noninterest expense	215,707	7,147	105,596	29,637	24,678	29,176	103,314	515,255

Income/(loss)before income taxes	$150,242	$72,079	$123,714	$29,113	$24,418	$20,410	$(76,871)	343,105

Income taxes								114,603

Net Income								$228,502

Total Assets	$9,768,518	$2,220,584	$3,508,666	$1,325,554	$881,870	$1,253,589	$2,467,416	$21,426,197
Total Deposits	$8,426,998	$523,602	$3,475,808	$790,986	$684,862	$645,612	$935,581	$15,483,449

Year Ended December 31, 2004
Net interest income before intersegment income / expense	$229,894	$68,564	$117,909	$54,200	$40,933	$45,739	$10,009	$567,248
Intersegment interest income / expense	14,430	(15,686)	36,981	(3,876)	(2,864)	(7,434)	(21,551)	—

Net interest income	244,324	52,878	154,890	50,324	38,069	38,305	(11,542)	567,248
Provision for loan losses	11,305	331	6,788	855	1,504	1,781	4,430	26,994
Noninterest income	39,559	2,905	47,018	7,953	5,231	4,867	45,668	153,201
Noninterest expense	153,334	5,533	114,951	26,981	22,639	25,634	82,577	431,649

Income/(loss)before income taxes	$119,244	$49,919	$80,169	$30,441	$19,157	$15,757	$(52,881)	261,806

Income taxes								88,929

Net Income								$172,877

Total Assets	$6,731,447	$2,053,150	$3,895,614	$1,302,704	$787,735	$1,055,977	$3,069,983	$18,896,610
Total Deposits	$5,781,801	$283,743	$3,700,810	$767,565	$516,978	$507,841	$304,957	$11,863,695

Year Ended December 31, 2003
Net interest income before intersegment income / expense	$198,524	$74,092	$124,519	$56,237	$34,594	$43,407	$(36,225)	$495,148
Intersegment interest income / expense	4,873	(24,368)	25,226	(5,144)	(2,580)	(3,804)	5,797	—

Net interest income	203,397	49,724	149,745	51,093	32,014	39,603	(30,428)	495,148
Provision for loan losses	18,487	1,374	10,824	2,517	1,147	2,165	864	37,378
Noninterest income	38,587	3,096	45,425	7,703	6,348	7,058	30,410	138,627
Noninterest expense	131,790	5,460	110,559	26,153	20,804	25,075	56,160	376,001

Income/(loss) before income taxes	$91,707	$45,986	$73,787	$30,126	$16,411	$19,421	$(57,042)	220,396

Income taxes								74,785

Net Income								$145,611

Total Assets	$5,657,145	$1,440,253	$4,236,208	$1,296,315	$707,280	$906,715	$2,024,063	$16,267,979
Total Deposits	$4,190,631	$311,608	$3,575,377	$709,352	$393,033	$459,932	$278,501	$9,918,434

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.  Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

Statements of Condition

	December 31,
	2005	2004
	(In thousands)
Assets:
Cash	$48,965	$91,650
Investment in subsidiaries:
Bank	2,154,635	1,591,169
Nonbank	38,274	15,302
Other assets	18,045	18,908

Total assets	$2,259,919	$1,717,029

Liabilities and Shareholders’ Equity:
Long-term debt	$315,171	$310,137
Other liabilities	12,057	8,601
Shareholders’ equity	1,932,691	1,398,291

Total liabilities and shareholders’ equity	$2,259,919	$1,717,029

Statements of Income

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Income:
Dividends from subsidiaries:
Bank	$224,421	$75,535	$67,044
Nonbank	1,459	1,154	881
Interest and dividends on short-term investments	1,358	1,074	381
Net cash settlement of swap derivatives	8,362	13,337	10,751
Change in fair value of swap derivatives	(8,550)	(1,345)	(7,531)
Other income	5,212	3,402	2,265

Total income	232,262	93,157	73,791

Expenses:
Interest	25,852	24,995	18,865
Salaries and employee benefits	3,230	2,593	3,276
Occupancy expense	254	341	371
Furniture and equipment expense	21	27	25
Amortization of intangible assets	—	—	48
Other expenses	2,994	2,166	1,735

Total expenses	32,351	30,122	24,320

Income before income taxes and equity in undistributed net income of subsidiaries	199,911	63,035	49,471
Income tax benefit	9,150	4,780	6,584

Income before equity in undistributed net income of subsidiaries	209,061	67,815	56,055
Equity in undistributed net income of subsidiaries	19,441	105,062	89,556

Net income	$228,502	$172,877	$145,611

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities	$212,654	$74,853	$65,362

Cash flows from investing activities:
Capital expenditures	(1)	(5)	(12)
Net cash (paid) received in acquisitions	(114,872)	31,312	11,238
Net investment in subsidiaries	(214,794)	(30,328)	(77,182)

Net cash provided by (used in) investing activities	(329,667)	979	(65,956)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	—	—	(15,065)
Proceeds from issuance of long-term debt	—	—	99,681
Repayment of long-term debt	—	—	(84)
Proceeds from issuance of common stock	15,965	8,190	4,642
Proceeds from issuance of shares under forward sales agreement	179,575	—	—
Proceeds from sale of treasury stock	—	147	—
Purchase of treasury stock	(31,510)	—	—
Dividends paid	(89,702)	(75,635)	(69,824)

Net cash (used in) provided by financing activities	74,328	(67,298)	19,350

Net increase in cash and cash equivalents	(42,685)	8,534	18,756
Cash and cash equivalents at beginning of year	91,650	83,116	64,360

Cash and cash equivalents at end of year	$48,965	$91,650	$83,116

28.  Subsequent Event

On January 31, 2006, the Company sold its investment in Goldleaf Technologies, Inc., a Delaware corporation which provides internet and ACH services to community banks. As a result of the sale, the Company removed $9.0 million of net assets, including $8.5 million of goodwill, from the balance sheet and recognized a gain of $2.8 million.

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

Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

In December 2005, we identified a material weakness in internal control over financial reporting related to the Company’s use of hedge accounting for certain transactions in accordance with generally accepted accounting principles, including Statement of Financial Accounting Standards No. 133 (SFAS 133) and its related interpretations. For additional information regarding the material weakness, see the discussion under Item 9A Controls and Procedures contained in our report on Form 10-K/A for the fiscal year ended December 31, 2004 and Item 4 Controls and Procedures contained in our reports on Forms 10-Q/A for the periods ended March 31, June 30 and September 30, 2005.

During December 2005, we implemented a number of remediation measures to address the material weakness described above. The remedial actions included:

1.	improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

2.	retested our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations; and

3.	updated our derivative policy to specifically require utilization of the “long-haul” method for documenting the effectiveness of swaps related to brokered certificates of deposit and junior subordinated debt.

As of December 31, 2005, we have determined that the new controls are effectively designed and have demonstrated effective operation to enable management to conclude the material weakness identified in December 2005 has been remediated.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item as to BancGroup’s directors will be contained in BancGroup’s proxy statement that will be prepared and filed for BancGroup’s 2006 annual meeting of stockholders, under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 63, 1981	Chairman of the Board, Chief Executive Officer and President, BancGroup and Colonial Bank.	Chairman of the Board and Chief Executive Officer, BancGroup and Colonial Bank since 1981, also President of BancGroup and Colonial Bank from 1981 to 2003 and since 2005.

Sarah H. Moore 40, 1999	Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer, BancGroup and Colonial Bank.	Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer, BancGroup and Colonial Bank since November 2005; Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank July 2005-November 2005; Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank 2003-July 2005; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003.

Caryn Cope 42, 2001	Senior Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Credit Officer BancGroup and Colonial Bank since July 2005; Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-July 2005.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Patti G. Hill 47, 2004	Senior Executive Vice President, Retail Banking, BancGroup and Colonial Bank; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank.	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank since November 2005; Senior Executive Vice President, Retail Banking, BancGroup and Colonial Bank, July 2005-November 2005; Executive Vice President, Retail Banking, BancGroup and Colonial Bank, 2004-July 2005; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank, May 2004-November 2005; President and CEO, Colonial Bank Retail Banking of South Alabama, October 2003-May 2004; President and CEO, Gulf Coast Region, July 1998-October 2003.

Linda L. Green 54, 2004	Executive Vice President — Wealth Management, BancGroup and Colonial Bank.	Executive Vice President – Wealth Management, BancGroup and Colonial Bank, 2004-present; Chief Executive Officer, North Alabama Region of Colonial Bank, 2003-2004; Chief Executive Officer of Northern Region of Colonial Bank, 2000-2004.

BancGroup has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics and the form of such officers’ agreement to the code of ethics was filed as Exhibit 14 to BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2003.

BancGroup’s common stock is listed on the New York Stock Exchange (“NYSE”). In accordance with NYSE listing qualifications, BancGroup’s Chief Executive Officer must certify each year that he is not aware of any violation by BancGroup of NYSE corporate governance listing standards as of the date of the certification (with such qualifications as may be necessary). This certification was submitted to the NYSE by BancGroup’s Chief Executive Officer (with no qualifications) within 30 days of the last annual meeting of BancGroup’s stockholders.

Item 11.    Executive Compensation

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2006 annual meeting of shareholders, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2006 annual meeting of shareholders, under the caption “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2006 annual meeting of shareholders, under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item is contained in the proxy statement prepared and filed for BancGroup’s 2006 annual meeting of shareholders, under the caption “Relationship with Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements are included herein at Item 8.

Consolidated Statements of Condition as of December 31, 2005 and 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements, including Parent Company only information.

Report of Independent Registered Public Accounting Firm.

2. Financial	Statement Schedules

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

3. Exhibits

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibits		Description

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc., filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, including forms of award agreements.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.9	—	Schedule of Directors Fees.

10.10	—	Form of Warehouse Loan Purchase Agreement, dated as of March 23, 2005, among MWL Funding, Inc., as the Seller, and Colonial Bank, N.A., as the Servicer, and the persons parties thereto, as Conduit Purchasers and Committed Purchasers, and Citicorp North America, Inc., as the Program Agent and a Group Agent filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

10.11	—	Form of Amendment No. 1, dated as of September 29, 2005, to Warehouse Loan Purchase Agreement, dated as of March 23, 2005, filed as Exhibits 10.1 to the Registrant’s Current Report on Form 8-K, dated September 29, 2005, and incorporated herein by reference.

Exhibits		Description

10.12	—	Form of Warehouse Loan Sale Agreement, dated as of March 23, 2005, between Colonial Bank, N.A., as Originator, and MWL Funding, Inc., as Purchaser, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 24 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 3rd day of March, 2006.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Its Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors, Chief Executive Officer and President	**

/s/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer, Chief Accounting Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	**

* Lewis Beville	Director	**

Jerry J. Chesser	Director	**

* Augustus K. Clements, III	Director	**

* Robert C. Craft	Director	**

* Patrick F. Dye	Director	**

* Hubert L. Harris, Jr.	Director	**

* Clinton O. Holdbrooks	Director	**

Signature	Title	Date

* John Ed Mathison	Director	**

* John C. H. Miller, Jr.	Director	**

Milton E. McGregor	Director

* Joe D. Mussafer	Director	**

* William E. Powell	Director	**

Jimmy Rane	Director

Frances E. Roper	Director

* Simuel Sippial	Director	**

* Ed V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

** Dated: March 3, 2006

EXHIBIT INDEX

Exhibits		Description
Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of the Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, including forms of award agreements.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

Exhibits		Description
10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.9	—	Schedule of Directors Fees.

10.10	—	Form of Warehouse Loan Purchase Agreement, dated as of March 23, 2005, among MWL Funding, Inc., as the Seller, and Colonial Bank, N.A., as the Servicer, and the persons parties thereto, as Conduit Purchasers and Committed Purchasers, and Citicorp North America, Inc., as the Program Agent and a Group Agent filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

10.11	—	Form of Amendment No. 1, dated as of September 29, 2005, to Warehouse Loan Purchase Agreement, dated as of March 23, 2005, filed as Exhibits 10.1 to the Registrant’s Current Report on Form 8-K, dated September 29, 2005, and incorporated herein by reference.

10.12	—	Form of Warehouse Loan Sale Agreement, dated as of March 23, 2005, between Colonial Bank, N.A., as Originator, and MWL Funding, Inc., as Purchaser, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 24 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.