Form 10-Q
period 2006-03-31
COLONIAL BANCGROUP INC
filed 2006-05-05
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Street Suite 800 Montgomery, AL	36104
(Address of principal executive offices)	(Zip Code)

(334) 240-5000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $2.50 Par Value	154,594,778

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference include “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions, as they relate to BancGroup (including its subsidiaries or its management), are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2006 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$449,556	$429,549
Interest bearing deposits in banks	3,673	9,417
Federal funds sold	28,419	59,625
Securities purchased under agreements to resell	578,743	589,902
Securities available for sale	2,866,513	2,841,404
Investment securities (market value: 2006, $2,798; 2005, $3,126)	2,656	2,950
Loans held for sale	1,227,520	1,097,892
Total loans, net of unearned income:
Mortgage warehouse loans	436,248	483,701
Loans, excluding mortgage warehouse loans	14,845,657	14,416,163
Less:
Allowance for loan losses	(173,632)	(171,051)

Loans, net	15,108,273	14,728,813
Premises and equipment, net	348,023	340,201
Goodwill	626,956	635,413
Other intangibles, net	56,278	59,599
Other real estate owned	3,633	6,108
Bank-owned life insurance	348,325	345,842
Accrued interest and other assets	319,970	279,482

Total	$21,968,538	$21,426,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,107,338	$3,167,875
Interest bearing transaction accounts	6,187,503	5,845,068

Total transaction accounts	9,294,841	9,012,943
Time	6,560,487	6,470,506

Total deposits	15,855,328	15,483,449
Short-term borrowings	1,894,895	1,542,796
Subordinated debt	377,748	391,347
Junior subordinated debt	307,416	307,446
Other long-term debt	1,421,834	1,640,038
Accrued expenses and other liabilities	164,381	128,430

Total liabilities	20,021,602	19,493,506

Contingencies and commitments (Notes 7 and 13)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at March 31, 2006 and December 31, 2005	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at March 31, 2006 and December 31, 2005	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 155,788,685 and 155,602,747 shares issued and 154,428,758 and 154,242,820 outstanding at March 31, 2006 and December 31, 2005, respectively	389,472	389,007
Additional paid in capital	756,261	759,704
Retained earnings	907,306	868,515
Treasury stock, at cost (1,359,927 shares at March 31, 2006 and December 31, 2005)	(31,510)	(31,510)
Unearned compensation	—	(6,430)
Accumulated other comprehensive loss, net of taxes	(74,593)	(46,595)

Total shareholders’ equity	1,946,936	1,932,691

Total	$21,968,538	$21,426,197

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$288,387	$207,255
Interest and dividends on securities	35,971	43,466
Interest on federal funds sold and other short-term investments	10,317	3,143

Total interest income	334,675	253,864

Interest Expense:
Interest on deposits	99,968	46,855
Interest on short-term borrowings	15,387	18,648
Interest on long-term debt	31,160	25,403

Total interest expense	146,515	90,906

Net Interest Income	188,160	162,958
Provision for loan losses	12,342	5,929

Net Interest Income After Provision for Loan Losses	175,818	157,029

Noninterest Income:
Service charges on deposit accounts	14,213	13,632
Financial planning services	3,129	3,892
Electronic banking	4,107	3,499
Mortgage banking	2,897	2,021
Mortgage warehouse fees	6,262	783
Bank-owned life insurance	3,939	3,404
Goldleaf income	1,171	2,216
Net cash settlement of swap derivatives	—	3,496
Securities and derivatives gains (losses), net	4,228	(1,155)
Change in fair value of swap derivatives	—	(6,344)
Gain on sale of Goldleaf	2,829	—
Other income	5,783	6,307

Total noninterest income	48,558	31,751

Noninterest Expense:
Salaries and employee benefits	68,793	60,988
Occupancy expense of bank premises, net	15,534	14,028
Furniture and equipment expenses	11,392	9,714
Professional services	4,435	4,435
Amortization of intangible assets	3,057	2,305
Advertising	2,887	2,228
Communications	2,587	2,509
Merger related expenses	—	1,138
Net losses related to the early extinguishment of debt	—	2,290
Goldleaf expense	964	2,070
Other expenses	16,212	15,123

Total noninterest expense	125,861	116,828

Income before income taxes	98,515	71,952
Applicable income taxes	33,495	23,764

Net Income	$65,020	$48,188

Earnings per share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.34
Average number of shares outstanding:
Basic	153,968	138,683
Diluted	155,183	140,280
Dividends declared per share	$0.17	$0.1525

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income	$65,020	$48,188
Other comprehensive income, net of taxes:
Unrealized losses on securities available for sale arising during the period, net of income taxes of $13,874 and $22,522 in 2006 and 2005, respectively	(25,767)	(41,827)
Reclassification adjustments for net (gains) losses included in net income, net of income taxes of $605 and $(404) in 2006 and 2005, respectively	(1,125)	751
Unrealized losses on cash flow hedging instruments, net of income taxes of $2,028 in 2006	(3,766)	—
Additional minimum pension liability adjustment, net of income taxes of $(1,340) in 2006	2,660	—

Comprehensive income	$37,022	$7,112

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2005	154,242,820	$389,007	$759,704	$(31,510)	$868,515	$(6,430)	$(46,595)	$1,932,691
Adoption of SFAS 123(R)			(6,430)			6,430		—
Shares issued under:
Directors plan	28,408	71	522					593
Stock option plans	150,270	376	1,569					1,945
Stock bonus plan, net	(250)	(1)	1					—
Employee Stock Purchase Plan	7,510	19	167					186
Stock-based compensation expense			728					728
Net income					65,020			65,020
Cash dividends ($0.17 per share)					(26,229)			(26,229)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments							(26,892)	(26,892)
Change in unrealized loss on derivative instruments used as cash flow hedges, net of taxes							(3,766)	(3,766)
Additional minimum pension liability adjustment, net of taxes							2,660	2,660

Balance, March 31, 2006	154,428,758	$389,472	$756,261	$(31,510)	$907,306	$—	$(74,593)	$1,946,936

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net cash flows from operating activities	$(50,175)	$62,193
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	58,218	105,717
Proceeds from sales of securities available for sale	473,512	417,121
Purchases of securities available for sale	(597,245)	(319,004)
Proceeds from maturities of investment securities	299	1,204
Increase in securities purchased under agreements to resell	11,159	(164,446)
Net increase in loans excluding proceeds from sales of interests in mortgage warehouse loans	(383,611)	(347,617)
Proceeds from sales of interests in mortgage warehouse loans	—	434,976
Net cash paid in bank acquisition	—	(152,987)
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	10,558	—
Capital expenditures	(15,831)	(6,586)
Proceeds received from bank-owned life insurance	923	—
Proceeds from sale of other assets	5,598	4,230
Net investment in unconsolidated affiliates	(10,757)	—

Net cash flows from investing activities	(447,177)	(27,392)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	372,285	489,967
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	352,099	(399,336)
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(219,877)	(361,120)
Proceeds from issuance of common stock	2,131	1,254
Proceeds from issuance of shares under forward equity sales agreement	—	179,580
Dividends paid	(26,229)	(20,469)

Net cash flows from financing activities	480,409	139,876

Net (decrease) increase in cash and cash equivalents	(16,943)	174,677
Cash and cash equivalents at beginning of year	498,591	382,877

Cash and cash equivalents at March 31	$481,648	$557,554

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$133,333	$90,085
Income taxes	2,000	300
Non-cash investing and financing activities:
Transfer of loans to other real estate	$1,391	$1,258
Assets (non-cash) acquired in business combination	—	1,159,590
Liabilities assumed in business combination	—	947,844
Assets (non-cash) sold in Goldleaf divestiture	12,236	—
Liabilities sold in Goldleaf divestiture	4,507	—
Assets acquired under capital leases	2,280	—

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) are detailed in the 2005 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2006 the Company changed certain of those policies as a result of the adoption of new accounting standards. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2005 Annual Report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the interim periods ended March 31, 2006 and 2005. All 2006 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications were made to prior periods in order to conform with the current period presentation.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under SFAS 123(R), all stock-based payments are measured at fair value at the date of grant and expensed over their vesting or service period. The expense will be recognized using the straight-line method. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise prices equaled the market prices of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price.

The Company adopted SFAS 123(R) using the modified prospective transition method under which compensation cost is recognized beginning on January 1, 2006 (a) based on the requirements of SFAS 123(R) for all awards granted on or after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted prior to, and that remain unvested as of, January 1, 2006. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS 123(R) does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

The adoption of SFAS 123(R) had the following effects on the Company’s financial results for the three months ended March 31, 2006 (in thousands, except per share amounts):

Income before taxes	$(410)
Net income	(383)
Basic earnings per share	(0.00)
Diluted earnings per share	(0.00)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) recognized under the fair value method during the three months ended March 31, 2006 was $728,000. The related income tax benefit was $145,000. Pro forma financial information as if compensation cost had been recognized under the fair value method for the three months ended March 31, 2005 is as follows:

Three months ended March 31, 2005
(In thousands, except per share data)
Net income:
As reported	$48,188
Add: Stock-based employee compensation expense determined under intrinsic value method included in reported net income, net of tax	212
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(607)

Pro forma net income	$47,793

Basic earnings per share:
As reported	$0.35
Pro forma	$0.34
Diluted earnings per share:
As reported	$0.34
Pro forma	$0.34

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used in the model include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the stock option recipients. As a result of implementing SFAS 123(R), the Company refined its process for estimating expected option term and expected stock price volatility.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Expected option term	5.33 years	5 years
Weighted average expected volatility	23.26%	24.90%
Weighted average risk-free interest rate	4.59%	3.72%
Weighted average expected annual dividend yield	2.70%	3.05%

For options granted during the three months ended March 31, 2006, the expected option term was determined based upon the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The risk-free rate was determined

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the interpolated rate as of the grant date of a zero coupon treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2006 and the Company’s stock price as of December 31, 2005.

For options granted during the three months ended March 31, 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The risk-free rate was determined based on the rate of a constant maturity treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2005 and the Company’s stock price as of the grant date.

Accounting Changes and Error Corrections

Effective January 1, 2006, the Company adopted SFAS 154, Accounting Changes and Error Corrections, which replaced APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that certain changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle has always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. The adoption of SFAS 154 did not have a material impact on the Company’s financial statements.

Other-Than-Temporary Impairment of Securities

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 3 for related disclosures. The adoption of FSP 115-1 did not have a material impact on the Company’s financial statements.

Note 2: Recent Accounting Standards

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments. This Statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and makes clear that concentrations of credit risk in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The fair value election provided for in this guidance may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under SFAS 133 prior to the adoption of this guidance. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The changes required by SFAS 155 are not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or need for an increased obligation.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The requirement to recognize and initially measure servicing assets and liabilities at fair value should be applied prospectively to all transactions after the adoption of the Statement. The changes required by SFAS 156 are not expected to have a material impact on the Company’s financial statements.

Note 3: Securities

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury obligations and direct obligations of U.S. Government Sponsored Entities	$69,652	$(5,376)	$111,676	$(6,364)	$181,328	$(11,740)
Mortgage-backed securities of Government Sponsored Entities	133,048	(2,953)	180,237	(12,338)	313,285	(15,291)
Collateralized mortgage obligations of Government Sponsored Entities	629,616	(13,019)	200,768	(10,084)	830,384	(23,103)
Private collateralized mortgage obligations	726,016	(19,176)	592,061	(26,947)	1,318,077	(46,123)
Obligations of state and political subdivisions	19,258	(513)	501	(4)	19,759	(517)

Total temporarily impaired securities	$1,577,590	$(41,037)	$1,085,243	$(55,737)	$2,662,833	$(96,774)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The securities above consist of U.S. Treasury obligations and debentures of Government Sponsored Entities, collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and obligations of state and political subdivisions. As of March 31, 2006, there were 241 securities with an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

Note 4: Loans

A summary of the major categories of loans outstanding is shown in the table below.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial, Financial, Agricultural	$1,103,206	$1,107,494
Real Estate-Commercial	4,442,441	4,424,465
Real Estate-Construction	5,824,577	5,483,424
Real Estate-Residential	3,096,441	3,048,007
Consumer Loans	219,675	227,321
Mortgage Warehouse Loans	436,248	483,701
Other	179,629	145,149

Total Loans	15,302,217	14,919,561
Less: unearned income	(20,312)	(19,697)

Total Loans, net of unearned income	$15,281,905	$14,899,864

Note 5: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

March 31, 2006
Balance, January 1	$171,051
Provision charged to income	12,342
Loans charged off	(13,136)
Recoveries	3,375

Balance, March 31	$173,632

Note 6: Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sold interests in those assets to third-party commercial paper conduits (conduits).

The SPE had $1.5 billion outstanding to the conduits at March 31, 2006. There were no incremental sales to the conduits during the first quarter of 2006. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the first quarter of 2006, the Company recognized approximately $5.7 million of noninterest income related to these transactions, of which approximately $3.8 million was servicing income, and received $5.8 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of March 31, 2006		Three Months Ended March 31, 2006
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)
	(In thousands)
Mortgage warehouse loans
Assets managed	$873,968	$—	$957,753	$—
less: interests sold, with servicing retained	437,720	—	539,840	—

Assets held in portfolio	$436,248	$—	$417,913	$—

Loans held for sale
Assets managed	$2,289,800	$—	$2,085,026	$—
less: interests sold	1,062,280	—	960,160	—

Assets held in portfolio	$1,227,520	$—	$1,124,866	$—

(1)	Represents net charge-offs.

Note 7: Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of March 31, 2006 was not material to the Company’s consolidated balance sheet. At March 31, 2006, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was approximately $285 million.

Note 8: Variable Interest Entities

During the first quarter of 2006, Colonial invested in three joint ventures which invest in real estate developments. Two of the developments are located in the Atlanta, Georgia area, and the third is in the Raleigh, North Carolina area. These entities are not required to be consolidated. As of March 31, 2006, these entities have total assets of $21.1 million, and the Company’s maximum exposure to loss totals $20.6 million.

There has been no material change in the Company’s other variable interest entities. Refer to the Company’s 2005 Annual Report on Form 10-K for additional information.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

At March 31, 2006, BancGroup had interest rate swap positions hedging long-term FHLB advances, subordinated debt, brokered CDs and loans. The notional amounts and fair values of all interest rate swaps by category as of March 31, 2006 are shown below:

	March 31, 2006
	Notional Amount	Fair Value
	(In thousands)
Fair Value Hedges
Interest rate swaps hedging long-term FHLB advances	$25,000	$(1,143)
Interest rate swaps hedging subordinated debt	393,998	(8,875)
Interest rate swaps hedging brokered CDs	321,209	(1,033)

	$740,207	$(11,051)

Cash Flow Hedges
Interest rate swaps hedging loans	$750,000	$(19,239)

	$750,000	$(19,239)

Fair Value Hedges

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The Company recognized a loss of approximately $73,000 due to hedge ineffectiveness for the three months ended March 31, 2006 and no hedging gains or losses resulting from hedge ineffectiveness for the three months ended March 31, 2005.

Cash Flow Hedges

The Company enters into cash flow hedges to effectively convert the interest rates of certain variable rate loans from floating to fixed. The initial and ongoing assessments of hedge effectiveness as well as the periodic measurements of hedge ineffectiveness are performed using the change in variable cash flows method. The derivatives are recorded at fair value and to the extent the hedges are effective, an offsetting entry, net of taxes, is recorded in other comprehensive income. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three months ended March 31, 2006 or March 31, 2005. Amounts included in other comprehensive income are amortized to earnings automatically through the accounting for the cash flows of the swaps as adjustments to interest income each period (unless a swap is terminated). At March 31, 2006, the cash flow hedges had an average remaining maturity of approximately 2.2 years.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans (interest rate locks). Most of these loans will be sold to third parties upon closing. For those loans, the Company enters into an individual forward sales commitment at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic offset and

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are substantially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $67.8 million at March 31, 2006. The fair value of the origination and sales commitments were approximately $371,000 at March 31, 2006.

BancGroup has executed individual forward sales commitments related to short-term participations in mortgage loans and retail mortgage loans, which are all classified as loans held for sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company has designated these commitments as fair value hedges of the short-term participations. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional values of the forward sales commitments on short-term participations and retail mortgage loans at March 31, 2006 were $1.2 billion and $41 million, respectively. The fair value of the forward sales commitments on the short-term participations was a gain of $11 million at March 31, 2006, which was offset by a loss of $11 million on the short-term participations. The fair value of the sales commitments on retail mortgage loans was a gain of $75,000 at March 31, 2006.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding at March 31, 2006.

Note 10: Long-Term Borrowings

During the quarter, Colonial modified $400 million in long-term FHLB advances bearing interest at a weighted average rate of 5.67% and with a weighted average remaining maturity of 4.94 years into new advances bearing interest at a weighted average rate of 4.33% and with a weighted average maturity of 15 years.

Note 11: Pension Plan

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$1,845
Interest cost	1,117	1,156
Expected return on plan assets	(1,617)	(1,220)
Amortization of prior service cost	—	2
Amortization of actuarial loss	—	312

Net (income) expense	$(500)	$2,095

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12: Stock-Based Compensation

The Company has a long-term incentive compensation plan which permits the granting of various types of incentive stock-based awards including stock options, restricted stock, stock appreciation rights and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. A total of 10,000,000 shares of BancGroup common stock are authorized to be issued under the plan. The terms of the plan stipulate that the exercise price of incentive stock options may not be less than the fair market value of BancGroup common stock on the date they are granted, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of BancGroup common stock on the date of grant. All options expire no more than ten years from the date of grant, or three months after an employee’s termination. Options become exercisable on a pro-rata basis over a period of five years. Restricted stock awards typically vest over a five-year period unless they are subject to specific performance criteria. There have been no stock appreciation rights or performance units granted under the plan.

Prior to the long-term incentive plan that is currently in place, the Company had other incentive plans which permitted the granting of various types of stock-based awards. The awards granted under those plans may still be exercised, however no new awards may be granted. As of March 31, 2006, there were 1,388,982 stock options and 7,307 restricted stock awards still outstanding from those plans.

Pursuant to various business combinations, BancGroup has assumed incentive and nonqualified stock options according to the respective exchange ratios.

The following table summarizes BancGroup’s stock option activity since December 31, 2004:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,866,949	$13.85

Granted	683,619	18.51
Exercised	(646,236)	11.21
Cancelled	(308,970)	17.20

Outstanding at December 31, 2005	3,595,362	$14.89

Granted	129,500	24.87
Exercised	(150,270)	12.95
Cancelled	(46,000)	16.05

Outstanding at March 31, 2006	3,528,592	$15.36

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides additional information about BancGroup’s stock-based awards (dollars in thousands, except weighted average per share amounts):

For the three months ended March 31, 2006:
Weighted average grant date fair value of options granted	$5.47
Total intrinsic value of options exercised	1,743
Total cash received from options exercised	1,946
Total fair value of options vested	132
Total fair value of restricted stock vested	$158

For options outstanding as of March 31, 2006:
Aggregate intrinsic value	$34,019
Weighted average remaining contractual life	6.38 years

For options fully vested and expected to vest as of March 31, 2006:
Number	2,778,785
Weighted average exercise price	$14.47
Aggregate intrinsic value	$29,256
Weighted average remaining contractual life	5.91 years

For options fully vested and exercisable as of March 31, 2006:
Number	2,117,707
Weighted average exercise price	$12.31
Aggregate intrinsic value	$26,870
Weighted average remaining contractual life	4.97 years

The following table summarizes BancGroup’s restricted stock activity since December 31, 2004:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	108,755	$12.11

Granted	447,000	20.65
Vested	(50,057)	11.71
Cancelled	(118,065)	17.98

Nonvested at December 31, 2005	387,633	$20.22

Granted	—	—
Vested	(12,236)	12.90
Cancelled	(250)	14.01

Nonvested at March 31, 2006	375,147	$20.47

As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $10.1 million. That cost is expected to be recognized over a weighted average period of 3.90 years. Windfall tax benefits realized during the three months ended March 31, 2006 related to the exercise of stock options and vesting of restricted stock were $229,000.

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (Directors Plan) whereby directors of BancGroup and its subsidiary banks may receive common stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2005 and the three months ended March 31, 2006, respectively, 49,356 and 28,408 shares of common stock were issued under the Directors Plan, representing approximately $859,000 and $593,000 in directors’ fees.

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

Note 13: Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at March 31, 2006 will have a material adverse effect on BancGroup’s consolidated financial statements or the results of operations.

Note 14: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended March 31,
	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
2006
Basic EPS	$65,020	153,968	$0.42
Effect of dilutive instruments:
Options and nonvested restricted stock		1,215

Diluted EPS	$65,020	155,183	$0.42

2005
Basic EPS	$48,188	138,683	$0.35
Effect of dilutive instruments:
Options and nonvested restricted stock		1,597

Diluted EPS	$48,188	140,280	$0.34

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 871,000 and 492,000 at March 31, 2006 and 2005, respectively.

Note 15: Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides funding to mortgage origination companies that is collateralized by residential mortgage loans. The Company reports Corporate/Treasury/Other which includes the investment securities portfolio, nondeposit funding activities including long- term debt, short-term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations and certain support activities not currently allocated to

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the aforementioned segments. In addition, Corporate/Treasury/Other includes income from bank-owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. For 2006, the provision for loan losses included in each banking segment is based on their actual net charge-offs experience. The provision included in the mortgage warehouse segment remained consistent with the prior year. During 2005, the provision for loan losses included in each segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Results for prior periods have been restated for comparability.

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(Dollars in thousands)
Three Months Ended March 31, 2006
Net interest income before intersegment income / expense	$90,787	$33,372	$31,026	$18,750	$12,118	$19,528	$(17,421)	$188,160
Intersegment interest income / expense	(391)	(18,114)	6,359	(5,780)	(555)	(6,762)	25,243	—

Net interest income	90,396	15,258	37,385	12,970	11,563	12,766	7,822	188,160
Provision for loan losses	3,434	(722)	6,101	127	55	81	3,266	12,342
Noninterest income	13,628	6,664	9,829	1,729	1,409	990	14,309	48,558
Noninterest expense	48,709	2,048	20,170	6,271	5,522	6,739	36,402	125,861

Income/(loss) before income taxes	$51,881	$20,596	$20,943	$8,301	$7,395	$6,936	$(17,537)	98,515

Income taxes								33,495

Net Income								$65,020

Total Assets	$10,272,604	$2,356,175	$3,643,319	$1,387,311	$916,217	$1,247,267	$2,145,645	$21,968,538
Total Deposits	$8,816,093	$443,639	$3,594,058	$829,996	$766,415	$623,414	$781,713	$15,855,328

Three Months Ended March 31, 2005
Net interest income before intersegment income / expense	$71,737	$23,359	$30,472	$15,597	$11,339	$13,950	$(3,496)	$162,958
Intersegment interest income / expense	1,645	(8,486)	8,242	(3,054)	(1,140)	(3,348)	6,141	—

Net interest income	73,382	14,873	38,714	12,543	10,199	10,602	2,645	162,958
Provision for loan losses	3,520	(1,063)	1,702	150	426	570	624	5,929
Noninterest income	10,895	1,176	11,453	2,045	1,162	1,179	3,841	31,751
Noninterest expense	38,033	1,579	22,242	5,419	4,851	5,796	38,908	116,828

Income/(loss) before income taxes	$42,724	$15,533	$26,223	$9,019	$6,084	$5,415	$(33,046)	71,952

Income taxes								23,764

Net Income								$48,188

Total Assets	$7,988,907	$1,727,435	$3,991,503	$1,354,484	$781,147	$1,112,352	$3,046,690	$20,002,518
Total Deposits	$6,723,797	$377,521	$3,790,326	$749,694	$539,972	$491,644	$310,909	$12,983,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies

Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation. Information concerning the first four of these policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in BancGroup’s 2005 Annual Report on Form 10-K. Information concerning Stock-Based Compensation is included below.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) which requires all stock-based payments to employees to be recognized in the income statement based on their fair values. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by APB 25, which only required the recognition of compensation cost for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise prices equaled the market prices of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price. Also, under APB 25 the Company accounted for forfeitures as they occurred. Under SFAS 123(R), the Company will be required to estimate forfeitures for awards which are not expected to vest.

The Company adopted SFAS 123(R) using the modified prospective transition method which does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS 123(R) does require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions including expected option term and expected stock price volatility. Further, the Company now estimates forfeitures for awards granted which are not expected to vest. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. As a result of implementing SFAS 123(R), the Company refined its process for estimating option term and expected stock price volatility.

For options granted during the three months ended March 31, 2006, the expected option term was determined based upon of the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The resulting expected option term was 5.33 years. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The resulting weighted average expected volatility was 23.26%. The expected forfeiture rate was determined based on analysis of the Company’s historical experience with employees’ pre-vesting termination behavior.

For options granted during the three months ended March 31, 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The resulting expected option term was 5 years. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The resulting weighted average expected volatility was 24.90%.

As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $10.1 million. That cost is expected to be recognized over a weighted average period of 3.90 years.

Overview

The Colonial BancGroup, Inc. is a $22 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At March 31, 2006, BancGroup’s branch network consisted of 301 offices in Florida, Alabama, Georgia, Nevada and Texas.

BancGroup is primarily a Florida bank with more of its assets in Florida than in any other state. The following chart includes the Company’s approximate assets, deposits and branches by state as of March 31, 2006.

	% of total Assets	% of total Deposits	Branches
Florida	57%	58%	162
Alabama	17%	23%	92
Georgia	6%	5%	20
Nevada	4%	5%	14
Texas	6%	4%	13
Corporate/Other	10%	5%	—

Total	100%	100%	301

Colonial reported record net income of $65.0 million for the quarter ended March 31, 2006, a 35% increase over the quarter ended March 31, 2005. The Company also earned record earnings per diluted share of $0.42 for the quarter ended March 31, 2006, a 24% increase over the quarter ended March 31, 2005.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2005 to March 31, 2006 are as follows:

	December 31, 2005 to March 31, 2006 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$24,815	0.9%
Loans held for sale	129,628	11.8%
Total loans:
Mortgage warehouse loans	(47,453)	(9.8)%
Loans, excluding mortgage warehouse loans	429,494	3.0%

Total loans, net of unearned income	382,041	2.6%
Total assets	542,341	2.5%
Non-time deposits	281,898	3.1%
Total deposits	371,879	2.4%
Short-term borrowings	352,099	22.8%
Long-term debt	(231,833)	(9.9)%
Shareholders’ equity	14,245	0.7%

Securities

Securities available for sale and investment securities totaled $2.9 billion, or 13.1%, of total assets at March 31, 2006 compared to $2.8 billion, or 13.3%, of total assets at December 31, 2005. At March 31, 2006, the Company’s securities had an effective duration of 4.57 years. Approximately $481 million in securities were sold during the quarter. Colonial declared its intent to sell these securities in December 2005 and recognized an impairment loss of $10.6 million. When the sale was completed, the market had improved resulting in a $1.7 million net realized gain for the first quarter. As a result of a rising interest rate environment, unrealized net losses on securities available for sale increased to a pretax loss of $94.5 million at March 31, 2006 from a pretax loss of $53.1 million at December 31, 2005.

Loans and Loans Held for Sale

Total loans, excluding mortgage warehouse loans, increased by $429.5 million, or 12%, annualized from the end of 2005. This growth was mainly attributable to increases in construction and commercial real estate lending in the Florida segment. Mortgage warehouse loans ended the first quarter of 2006 at $436 million compared to $484 million at the end of 2005.

Loans held for sale is made up of three components: short-term participations in mortgage loans, retail mortgages, and non-mortgage loans held for sale (there were no non-mortgage loans held for sale outstanding at either March 31, 2006 or December 31, 2005). Total loans held for sale increased $130 million from December 31, 2005 primarily due to growth in the short-term participations in mortgage loans component. The purpose of this component of loans held for sale is to accommodate the funding needs of mortgage company customers, therefore these balances as well as the retail mortgage balances fluctuate as demand for residential mortgages changes.

The following table reflects the Company’s loan mix.

Gross Loans By Category

	March 2006	December 2005
	(Dollars in thousands)
Commercial, Financial, Agricultural	$1,103,206	$1,107,494
Real Estate-Commercial	4,442,441	4,424,465
Real Estate-Construction	5,824,577	5,483,424
Real Estate-Residential	3,096,441	3,048,007
Consumer Loans	219,675	227,321
Mortgage Warehouse Loans	436,248	483,701
Other	179,629	145,149

Total Loans	15,302,217	14,919,561
Less: unearned income	(20,312)	(19,697)

Total Loans, net of unearned income	$15,281,905	$14,899,864

Management believes that its existing distribution of commercial real estate and construction loans, whether grouped geographically, by industry or by borrower, does not present significant concentration risk to BancGroup. The current distribution of commercial real estate and construction loans remains diverse in location, size and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to mitigate the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at March 31, 2006:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$ 699		$ 606
Geographic Diversity (by property location)
Florida	$3,214,483	55.2%	$2,580,984	58.1%
Alabama	617,652	10.6%	699,157	15.7%
Georgia	630,646	10.8%	391,458	8.8%
Texas	680,197	11.7%	267,656	6.0%
Nevada	404,517	6.9%	220,373	5.0%
Other	277,082	4.8%	282,813	6.4%

Total	$5,824,577	100.0%	$4,442,441	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	27.0%	10.3%	Retail	26.3%	7.6%
Land Only	23.6%	9.0%	Office	20.6%	6.0%
Residential Home Construction	17.2%	6.6%	Warehouse	13.2%	3.9%
Condominium	8.9%	3.4%	Multi-family	9.6%	2.8%
Retail	5.9%	2.2%	Healthcare	6.1%	1.8%
Commercial Development	5.9%	2.2%	Lodging	6.0%	1.7%
Office	3.4%	1.3%	Church or School	4.2%	1.2%
Multi-Family	2.9%	1.1%	Recreation	1.8%	0.5%
Other*	5.2%	2.0%	Industrial	1.6%	0.5%

			Other*	10.6%	3.1%

Total Construction	100.0%	38.1%	Total Commercial Real Estate	100.0%	29.1%

*	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,253,840	$722,319
% of 75 largest loans to category total	21.5%	17.4%
Average Loan to Value Ratio (75 largest loans)	67.0%	68.4%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.46x

Commercial real estate and construction loans combined had growth of $359 million or 3.6% from December 31, 2005 to March 31, 2006. Geographically, the Florida locations continue to contribute most of the growth in these particular portfolios. Colonial continues to primarily focus its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represented approximately 20% of total loans at March 31, 2006 and December 31, 2005. These loans are primarily adjustable rate first and second mortgages on single-family, owner-occupied properties.

BancGroup’s mortgage warehouse lending division provides lines of credit (collateralized by residential mortgage loans) to mortgage origination companies. Mortgage warehouse loans outstanding at March 31, 2006 and December 31, 2005 were $436.2 million and $483.7 million, respectively, with unfunded commitments of $906.8 million and $633.9 million, respectively.

The Company has 48 credits with commitments (funded and unfunded) of $961 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $80 million (which is a mortgage warehouse lending credit). At March 31, 2006, $520 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following:

•	51% - mortgage warehouse lines to 14 institutions,

•	46% - 32 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets, and

•	3% - two operating facilities to a large national insurance company and a healthcare provider.

Management believes that these are sound credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Allowance for loan losses—January 1	$171,051	$148,802
Charge-offs:
Commercial, financial, and agricultural	10,627	5,425
Real estate—commercial	179	2,253
Real estate—construction	531	1,372
Real estate—residential	463	577
Consumer	909	551
Other	427	351

Total charge-offs	13,136	10,529

Recoveries:
Commercial, financial, and agricultural	650	1,741
Real estate—commercial	1,883	886
Real estate—construction	21	1
Real estate—residential	113	151
Consumer	424	341
Other	284	394

Total recoveries	3,375	3,514

Net charge-offs	9,761	7,015
Provision for loan losses	12,342	5,929
Allowance added from bank acquisitions	—	5,918

Allowance for loan losses—end of period	$173,632	$153,634

Net charge-offs as a percentage of average net loans—(annualized basis):
Quarter to date	0.26%	0.21%

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and the collection of principal and/or interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Renegotiated loans provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These loans are summarized as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$33,287	$25,668
Renegotiated loans	145	155

Total nonperforming loans*	33,432	25,823
Other real estate owned and repossessions	3,633	6,108

Total nonperforming assets*	$37,065	$31,931

Allowance as a percent of nonperforming assets*	468%	536%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$8,384	$10,283
Net charge-offs quarter-to-date	$9,761	$3,165
Net charge-offs year-to-date	$9,761	$19,211
Total nonperforming assets* as a percent of net loans and other real estate	0.24%	0.21%
Allowance as a percent of net loans	1.14%	1.15%
Allowance as a percent of nonperforming loans*	519%	662%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $125.3 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually past due 90 days or more. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of allocated reserve held is increased or the recorded loan value is reduced to the estimated recoverable amount. As of March 31, 2006, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit administration department performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at March 31, 2006 and December 31, 2005 was $30.6 million and $22.1 million, respectively, and these loans had a corresponding valuation allowance of $7.7 million and $3.5 million, respectively.

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

Interest Rate Risk

Interest rate risk, and its potential effects on earnings, is inherent in the operations of a financial institution. We are subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•	Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);

•	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than previously anticipated—which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of the pension liability and other sources of earnings or expense.

Asset/liability management activities include lending, accepting and placing deposits, investing in securities and other short-term assets, issuing debt and hedging interest rate risk. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs of liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are highly correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to appropriately contribute to earnings even in periods of volatile interest rates.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at March 31, 2006, with comparable information for December 31, 2005. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

As shown in the table, the Company’s balance sheet became less asset sensitive from December 31, 2005. On the asset side, a slight decrease in the proportion of variable rate loans from 76% of total loans in December of 2005 to 75% in March 2006 decreased asset sensitivity. During the quarter, the Company purchased $599 million of securities which provided additional protection from declining rates, decreasing the asset sensitivity. Liabilities have become more sensitive to changes in rates as customers are more interest rate sensitive and the duration of new and renewed CDs are short-term.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Basis Points Change
+200	6.75	6.25	1.9%	3.9%
+100	5.75	5.25	0.9%	2.2%
No rate change	4.75	4.25	—	—
-100	3.75	3.25	(0.9)%	(1.7)%
-200	2.75	2.25	(2.1)%	(3.5)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $1.2 billion, or 16%, over the first quarter of 2005. Total average deposits for the first quarter of 2006 increased $3.2 billion, or 26%, over the first quarter of 2005. These increases improved the percentage of total average deposits to total average assets to 72% for the first quarter of 2006 compared to 63% for the first quarter of 2005. With branches in three of the top four population growth states, retail deposits are a major component of BancGroup’s funding growth. BancGroup finished the quarter with 27% growth in average non-time deposits in Florida, 23% in Nevada and 11% in Texas compared to the first quarter of 2005. At March 31, 2006, approximately 75% of the Company’s non-time deposits were in Florida, Nevada and Texas.

As part of its planning for future funding needs, BancGroup continues to focus on optimizing the use of available wholesale funding sources and growing deposits. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, repurchase agreements, borrowings collateralized by securities and loans, federal funds purchased and brokered CDs.

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

Operational risk is the risk of losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operational risk at levels appropriate to Colonial’s corporate standards in view of the risks inherent in the markets and business units in which Colonial operates. The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation and monitoring of transactions. Each business unit is responsible for complying with corporate policies and procedures to do so. Colonial’s management monitors, and internal auditors validate, the overall effectiveness of the system of internal controls on an ongoing basis.

Colonial does not engage in business processes that are out of its primary areas of expertise but rather generally outsources non-core processing functions to limit operational risk associated with non-core business.

Operational losses are monitored closely. Operational losses have historically been immaterial to earnings and capital.

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. The Company’s dividend payout ratio target range is 35-45% of net income. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of March 31, 2006 and December 31, 2005 are stated below:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$1,946,936	$1,932,691
Unrealized losses on securities available-for-sale	61,423	37,856
Unrealized losses on cash flow hedging instruments	12,505	8,739
Qualifying trust preferred securities	298,000	298,000
Intangible assets (net of allowed deferred taxes)	(670,864)	(681,907)
Other adjustments	(3,848)	(2,968)

Tier I Capital	1,644,152	1,592,411
Allowable loan loss reserve	173,632	171,051
Subordinated debt	337,556	355,533
45% of net unrealized gains on securities available-for-sale	510	535

Tier II Capital	511,698	527,119

Total Capital	$2,155,850	$2,119,530

Risk-Adjusted Assets	$17,754,045	$17,412,622
Quarterly Average Assets (as adjusted for regulatory purposes)	$20,876,645	$20,504,737

Tier I Leverage Ratio	7.88%	7.77%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.26%	9.15%
Total Capital Ratio	12.14%	12.17%

Net Interest Income

Net interest income represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income. The net interest margin is net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully taxable equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Net interest income on a tax equivalent basis increased 15.4%, or $25.1, million to $188.5 million for the quarter ended March 31, 2006 from $163.4 million for the quarter ended March 31, 2005. The net interest margin increased 22 basis points to 3.86% for the quarter ended March 31, 2006 as compared to 3.64% for the quarter ended March 31, 2005.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

(Unaudited)

	Three Months Ended March 31,
	2006			2005
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, excluding mortgage warehouse loans(2)(3)	$14,576,424	$264,653	7.35%	$12,216,381	$186,468	6.18%
Mortgage warehouse loans(3)	417,913	5,811	5.64%	970,044	11,367	4.75%
Loans held for sale(2)	1,124,866	18,006	6.49%	719,822	9,531	5.29%
Securities available for sale and investment securities(2)	2,901,936	36,205	4.99%	3,840,355	43,755	4.56%
Securities purchased under agreements to resell	606,062	9,477	6.34%	258,914	2,700	4.23%
Other interest earning assets	76,871	840	4.43%	71,867	443	2.49%

Total interest earning assets(1)	$19,704,072	$334,992	6.87%	$18,077,383	$254,264	5.68%

Nonearning assets(2)	1,813,076			1,521,357

Total assets	$21,517,148			$19,598,740

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,036,232	$35,021	2.35%	$5,207,921	$14,328	1.12%
Time deposits(2)	6,525,529	64,947	4.04%	4,539,549	32,527	2.91%
Short-term borrowings	1,525,059	15,387	4.09%	3,259,642	18,647	2.32%
Long-term debt(2)	2,294,318	31,160	5.49%	2,312,930	25,404	4.44%

Total interest bearing liabilities	16,381,138	$146,515	3.62%	15,320,042	$90,906	2.40%

Noninterest bearing demand deposits	3,033,596			2,644,307
Other liabilities(2)	140,298			118,265

Total liabilities	19,555,032			18,082,614
Shareholders’ equity	1,962,116			1,516,126

Total liabilities and shareholders’ equity	$21,517,148			$19,598,740

RATE DIFFERENTIAL			3.25%			3.28%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS		$188,477	3.86%		$163,358	3.64%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.
(3)	Loans are presented net of unearned income.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended March 31, 2006 Change from March 31, 2005
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans	$78,185	$42,942	$35,243
Mortgage warehouse loans	(5,556)	(7,685)	2,129
Loans held for sale	8,475	6,345	2,130
Securities available for sale and investment securities	(7,550)	(11,678)	4,128
Securities purchased under agreements to resell	6,777	5,430	1,347
Other interest earning assets	397	53	344

Total interest income	80,728	35,407	45,321

INTEREST EXPENSE:
Interest bearing non-time deposits	20,693	4,898	15,795
Time deposits	32,420	19,771	12,649
Short-term borrowings	(3,260)	(17,486)	14,226
Long-term debt	5,756	(232)	5,988

Total interest expense	55,609	6,951	48,658

Net interest income	$25,119	$28,456	$(3,337)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

The increase in net interest income was mainly attributable to the $1.6 billion growth in average earning assets and the increase in yield on earning assets of 119 basis points for the first quarter of 2006 as compared to the first quarter of 2005. The growth in average earning assets was primarily in loans and mortgage warehouse assets. For the first quarter of 2006, as compared to the same period in 2005, average loans, excluding mortgage warehouse, increased 19.3%, or $2.4 billion. The yield on loans, excluding mortgage warehouse, increased 117 basis points for the first quarter of 2006, as compared to the first quarter of 2005. Approximately 75% of the Company’s loan portfolio is variable or adjustable rate and increases in rate when market rates rise. Mortgage warehouse assets consist of loans, loans held for sale and securities purchased under agreements to resell. Average mortgage warehouse assets increased 9.8%, or $188.7 million, in the first quarter of 2006 compared to the same period in 2005. The yield on mortgage warehouse assets increased 133 basis points for the first quarter of 2006, as compared to the first quarter of 2005. Throughout 2005, the Company sold interests in mortgage warehouse loans and loans held for sale to third-party commercial paper conduits. The average balance of interests sold in mortgage warehouse loans and loans held for sale was $1.5 billion for the first quarter of 2006 compared to $75 million for the first quarter of 2005.

The growth in average earning assets was partially offset by a reduction in securities. Average securities in the first quarter of 2006 decreased 24.4%, or $938.4 million, compared to the same period in 2005. The reduction in the securities portfolio was the result of the Company’s continued efforts to move lower yielding assets off the balance sheet and pay down higher rate borrowings. The yield on the securities portfolio increased 43 basis points for the first quarter of 2006, as compared to the first quarter of 2005. The increase in yield is attributed to the execution of several transactions to reposition the securities portfolio. Colonial sold securities that had lower performance characteristics than our average portfolio in a declining rate environment. Over the last two quarters, approximately $810 million in securities with a weighted average yield of 4.60% were sold and the proceeds were reinvested into securities having a weighted average yield of 5.52%. Securities comprised 14.7% of average earning assets in the first quarter of 2006 compared to 21.2% in the same period in 2005.

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $3.2 billion, or 25.9%, in the first quarter of 2006, as compared to the first quarter of 2005. The strong growth in deposits funded the growth in earning assets and enabled the Company to reduce average wholesale borrowings in the first quarter of 2006 by $1.8 billion compared to the same period in 2005. During the first quarter of 2006, average deposits funded 79% of average earning assets compared to 69% for the first quarter of 2005.

In conjunction with the rise in benchmark rates, BancGroup’s cost of funding also increased during the period. The Company’s cost of deposits, including the impact of noninterest bearing demand deposits, increased only 107 basis points for the first quarter of 2006, as compared to the same period in 2005, while the cost of short-term borrowings increased 177 basis points for the first quarter of 2006, as compared to the same period in 2005. The cost of long-term debt also increased 105 basis points for the first quarter of 2006, as compared to the first quarter of 2005. The spread between the cost of wholesale borrowings and the cost of average interest bearing deposits widened to 171 basis points in the first quarter of 2006 compared to 125 basis points in the first quarter of 2005. As a result of an improved funding mix and deposit cost containment, the Company’s cost of funding, including the impact of noninterest bearing demand deposits, increased only 101 basis points for the first quarter of 2006, as compared to the same period in 2005.

The Company’s net interest margin increased for the tenth consecutive quarter to 3.86% in the first quarter of 2006, and was 22 basis points higher than the first quarter of 2005. The growth in average earning assets, excluding mortgage warehouse assets, contributed to a 10 basis point increase to net interest margin in the first quarter of 2006, as compared to the same period in 2005. The growth in mortgage warehouse assets increased net interest income, but had a dilutive effect on margin due to lower pricing spreads which reduced net interest margin 12 basis points in the first quarter of 2006, as compared to the first quarter of 2005. The impact of the previous sale of $1.5 billion of mortgage warehouse assets to third-party commercial paper conduits had an accretive impact to our net interest margin resulting in a 13 basis point increase in the first quarter of 2006, as compared to the same period in 2005. The Company’s deleveraging transactions related to securities and extinguishment of borrowings resulted in a 12 basis point increase in net interest margin in the first quarter of 2006, as compared to the first quarter of 2005. BancGroup’s asset sensitive balance sheet (as rates rise the yield on earning assets increases more than the cost of liability funding which increases net interest income) contributed an additional 6 basis points to net interest margin in the first quarter of 2006, as compared to the same period in 2005. Over the period, customers moved funds from lower yielding checking account products to higher yielding money market and investment savings products which caused a 7 basis point reduction in net interest margin in the first quarter of 2006, as compared to the first quarter of 2005.

Loan Loss Provision

The provision for loan losses for the three months ended March 31, 2006 was $12.3 million compared to $5.9 million for the same period in 2005. Net charge-offs were $9.8 million, or 0.26% annualized as a percent of average net loans, for the three months ended March 31, 2006 compared to $7.0 million, or 0.21% annualized as a percent of average net loans, for the same period in 2005.

BancGroup had an allowance for loan losses of 1.14% of period end net loans for both quarters ended March 31, 2006 and 2005. The allowance covered nonperforming assets by 468% at March 31, 2006 compared to 397% at March 31, 2005.

Noninterest Income

Noninterest income increased $16.8 million, or 52.9%, for the three months ended March 31, 2006 over the same period in 2005.

	Three Months Ended March 31,		Increase (decrease)
	2006	2005	$	%
	(In thousands)
Service charges on deposit accounts	$14,213	$13,632	$581	4.3%
Financial planning services	3,129	3,892	(763)	(19.6)
Electronic banking	4,107	3,499	608	17.4
Mortgage banking	2,897	2,021	876	43.3
Mortgage warehouse fees	6,262	783	5,479	699.7
Bank-owned life insurance	3,939	3,404	535	15.7
Goldleaf income	1,171	2,216	(1,045)	(47.2)
Net cash settlement of swap derivatives	—	3,496	(3,496)	(100.0)
Securities and derivatives gains (losses), net	4,228	(1,155)	5,383	466.1
Change in fair value of swap derivatives	—	(6,344)	6,344	100.0
Gain on sale of Goldleaf	2,829	—	2,829	100.0
Other income	5,783	6,307	(524)	(8.3)

Total noninterest income	$48,558	$31,751	$16,807	52.9%

The increase in service charges on deposit accounts is primarily the result of increases in noninterest bearing demand deposits of $149 million. Increases in insufficient funds fees were partially offset by a decrease in service charges on demand deposit accounts as more charges were offset with earnings credits on deposit levels.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The decrease in financial planning services was primarily due to a decline in the sale of annuity products and trust income partially offset by an increase in the sale of securities.

Electronic banking includes Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased primarily as the result of deposit growth and increased check card usage.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking income increased as a result of the Company’s focus on the business unit thereby adding additional mortgage loan originators and support personnel primarily in Florida. This increase in personnel helped drive total secondary market sales volume up $73 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

The Company has a facility in which it has sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits. Based on the structure of these transactions, the Company receives servicing income based on a percentage of the outstanding balance of the assets sold. The average of these assets sold increased from $75 million in the first quarter of 2005 to $1.5 billion in the first quarter of 2006. As a result, mortgage warehouse fees increased $5.5 million for the quarter ended March 31, 2006 as compared to the same quarter in 2005.

Income from bank-owned life insurance for the three months ended March 31, 2006 as compared to the same period in 2005 increased primarily due to proceeds from death benefits.

In the first quarter of 2006 the Company had gains from the sale of securities of $1.7 million. The Company also had a gain of $2.5 million related to trading derivatives with total notional value of approximately $155 million. The trading derivatives were terminated during the quarter.

The net cash settlement and change in fair value of swap derivatives recorded during the three months ended March 31, 2005 were related to swaps not designated as hedging instruments.

Goldleaf income for the three months ended March 31, 2006 decreased 47.2% from the first quarter of 2005 because the Company sold its investment in Goldleaf during January 2006. The Company recognized a gain of $2.8 million on the sale.

The decrease in other income is primarily due to decreases in letter of credit fees.

Noninterest Expense

Noninterest expense increased $9.0 million, or 7.7%, for the quarter ended March 31, 2006 as compared to the same period in 2005. Annualized noninterest expense, excluding net losses on the early extinguishment of debt, to average assets was 2.34% for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,		Increase (decrease)
	2006	2005	$	%
	(In thousands)
Salaries and employee benefits	$68,793	$60,988	$7,805	12.8%
Occupancy expense of bank premises, net	15,534	14,028	1,506	10.7
Furniture and equipment expenses	11,392	9,714	1,678	17.3
Professional services	4,435	4,435	—	0.0
Amortization of intangible assets	3,057	2,305	752	32.6
Advertising	2,887	2,228	659	29.6
Communications	2,587	2,509	78	3.1
Merger related expenses	—	1,138	(1,138)	(100.0)
Net losses related to the early extinguishment of debt	—	2,290	(2,290)	(100.0)
Goldleaf expense	964	2,070	(1,106)	(53.4)
Other expenses	16,212	15,123	1,089	7.2

Total noninterest expense	$125,861	$116,828	$9,033	7.7%

Salaries and benefits increased $7.8 million for the three months ended March 31, 2006 over the same period in 2005 due primarily to the full quarter impact of the Union Bank of Florida (Union) and FFLC Bancorp, Inc. (FFLC) acquisitions, as well as normal salary increases, higher health benefit costs and increases in commissions and incentive plan compensation.

Occupancy and equipment expense for the three months ended March 31, 2006 increased $1.5 million compared to the same period in 2005. The increase was primarily due to the impact of new branches including those from the Union and FFLC acquisitions.

The increase in amortization of intangible assets was due to the acquisition of Union in February 2005 and FFLC in May of 2005.

Advertising increased in the quarter ended March 31, 2006 as compared to the same period last year as a result of the Company’s increased newspaper, radio and direct marketing efforts.

Merger related expenses of $1.1 million for the quarter ended March 31, 2005 were the result of the Union Bank acquisition in that period.

The $2.3 million in net losses on the early extinguishment of debt for the quarter ended March 31, 2005 were a result of the early payoff of FHLB advances in the amount of $200 million.

Goldleaf expenses decreased due to the sale of Goldleaf during January of 2006.

The increase in other expense of $1.1 million for the three months ended March 31, 2006 over the same period in 2005 was primarily the result of small increases in a number of expense categories as a result of the increased size of BancGroup’s operations.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 34% and 33% estimated annual effective tax rates for the years ended 2006 and 2005, respectively. The provisions for income taxes for the three months ended March 31, 2006 and 2005 was $33.5 million and $23.8 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note 13—Contingencies

Item 1A.	Risk Factors—No material changes from 2005 Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—N/A

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 4th day of May, 2006.

THE COLONIAL BANCGROUP, INC.

By:	/S/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer