Form 10-Q
period 2006-06-30
COLONIAL BANCGROUP INC
filed 2006-08-04
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $2.50 Par Value	154,801,634

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition—June 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Income—Six months ended June 30, 2006 and June 30, 2005, and three months ended June 30, 2006 and June 30, 2005	5

	Condensed Consolidated Statements of Comprehensive Income—Six months ended June 30, 2006 and June 30, 2005, and three months ended June 30, 2006 and June 30, 2005	6

	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Six months ended June 30, 2006	7

	Condensed Consolidated Statements of Cash Flow—Six months ended June 30, 2006 and June 30, 2005	8

	Notes to the Unaudited Condensed Consolidated Financial Statements—June 30, 2006	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	45

Item 6.	Exhibits	45

SIGNATURE		46

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$393,945	$429,549
Interest bearing deposits in banks	2,185	9,417
Federal funds sold	166,511	59,625
Securities purchased under agreements to resell	609,262	589,902
Securities available for sale	2,863,833	2,841,404
Investment securities (market value: 2006, $2,660; 2005, $3,126)	2,547	2,950
Loans held for sale	1,873,025	1,097,892
Total loans, net of unearned income:
Mortgage warehouse loans	371,787	483,701
Loans, excluding mortgage warehouse loans	15,174,136	14,416,163
Less:
Allowance for loan losses	(177,139)	(171,051)

Loans, net	15,368,784	14,728,813
Premises and equipment, net	356,619	340,201
Goodwill	627,250	635,413
Other intangibles, net	53,227	59,599
Other real estate owned	5,208	6,108
Bank-owned life insurance	350,998	345,842
Accrued interest and other assets	337,439	279,482

Total	$23,010,833	$21,426,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,639,310	$3,167,875
Interest bearing transaction accounts	6,137,708	5,845,068

Total transaction accounts	9,777,018	9,012,943
Time	6,752,141	6,470,506

Total deposits	16,529,159	15,483,449
Short-term borrowings	2,085,220	1,542,796
Subordinated debt	370,591	391,347
Junior subordinated debt	307,386	307,446
Other long-term debt	1,618,349	1,640,038
Accrued expenses and other liabilities	138,113	128,430

Total liabilities	21,048,818	19,493,506

Contingencies and commitments (Notes 7 and 13)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both June 30, 2006 and December 31, 2005	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both June 30, 2006 and December 31, 2005	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 156,013,266 and 155,602,747 shares issued and 154,653,339 and 154,242,820 outstanding at June 30, 2006 and December 31, 2005, respectively	390,033	389,007
Additional paid in capital	758,927	759,704
Retained earnings	947,543	868,515
Treasury stock, at cost (1,359,927 shares at June 30, 2006 and December 31, 2005)	(31,510)	(31,510)
Unearned compensation	—	(6,430)
Accumulated other comprehensive loss, net of taxes	(102,978)	(46,595)

Total shareholders’ equity	1,962,015	1,932,691

Total	$23,010,833	$21,426,197

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$600,202	$438,604	$311,814	$231,349
Interest and dividends on securities	72,883	86,430	36,912	42,964
Interest on federal funds sold and other short-term investments	21,040	7,941	10,723	4,799

Total interest income	694,125	532,975	359,449	279,112

Interest Expense:
Interest on deposits	210,846	106,052	110,878	59,198
Interest on short-term borrowings	38,780	38,444	23,392	19,796
Interest on long-term debt	64,252	51,086	33,092	25,683

Total interest expense	313,878	195,582	167,362	104,677

Net Interest Income	380,247	337,393	192,087	174,435
Provision for loan losses	17,292	14,939	4,950	9,010

Net Interest Income After Provision for Loan Losses	362,955	322,454	187,137	165,425

Noninterest Income:
Service charges on deposit accounts	29,545	28,459	15,332	14,827
Financial planning services	6,794	7,021	3,665	3,129
Electronic banking	8,386	7,426	4,279	3,927
Mortgage banking	6,680	4,961	3,783	2,940
Mortgage warehouse fees	12,283	4,702	6,021	3,919
Bank-owned life insurance	7,915	6,860	3,976	3,456
Goldleaf income	1,171	4,741	—	2,525
Net cash settlement of swap derivatives	—	6,298	—	2,802
Securities and derivatives gains (losses), net	4,228	(4,642)	—	(3,487)
Change in fair value of swap derivatives	—	1,690	—	8,034
Gain on sale of Goldleaf	2,829	—	—	—
Gain on sale of branches	—	9,608	—	9,608
Other income	13,600	15,224	7,817	8,917

Total noninterest income	93,431	92,348	44,873	60,597

Noninterest Expense:
Salaries and employee benefits	139,708	125,893	70,915	64,905
Occupancy expense of bank premises, net	31,940	29,296	16,406	15,268
Furniture and equipment expenses	23,299	20,437	11,907	10,723
Professional services	9,352	9,688	4,917	5,254
Amortization of intangible assets	6,108	5,491	3,051	3,186
Advertising	5,990	4,923	3,103	2,694
Communications	5,088	4,939	2,501	2,429
Merger related expenses	—	3,209	—	2,071
Goldleaf expense	964	4,112	—	2,042
Net loss related to the early extinguishment of debt	—	7,877	—	5,587
Other expenses	34,638	32,945	18,426	17,823

Total noninterest expense	257,087	248,810	131,226	131,982

Income before income taxes	199,299	165,992	100,784	94,040
Applicable income taxes	67,761	55,473	34,266	31,709

Net Income	$131,538	$110,519	$66,518	$62,331

Earnings per share:
Basic	$0.85	$0.76	$0.43	$0.42
Diluted	$0.85	$0.75	$0.43	$0.41
Average number of shares outstanding:
Basic	154,047	144,263	154,126	149,782
Diluted	155,304	145,960	155,396	151,568
Dividends declared per share	$0.34	$0.305	$0.17	$0.1525

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$131,538	$110,519	$66,518	$62,331
Other comprehensive income, net of taxes:
Unrealized (losses) gains on securities available for sale arising during the period, net of income taxes of $29,066 and $15,192 in 2006 and $2,381 and $(20,113) in 2005, respectively	(53,980)	(4,371)	(28,213)	37,456
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $606 and $0 in 2006 and $(1,625) and $(1,221) in 2005, respectively	(1,125)	3,017	—	2,266
Unrealized losses, net of reclassification adjustments, on cash flow hedging instruments, net of income taxes of $2,120 and $93 in 2006 and $(139) and $(139) in 2005, respectively	(3,938)	(259)	(172)	(259)
Additional minimum pension liability adjustment, net of income taxes of $(1,340) in 2006	2,660	—	—	—

Comprehensive income (loss)	$75,155	$108,906	$38,133	$101,794

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2005	154,242,820	$389,007	$759,704	$(31,510)	$868,515	$(6,430)	$(46,595)	$1,932,691
Adoption of SFAS 123(R)			(6,430)			6,430		—
Shares issued under:
Directors plan	35,675	89	654					743
Stock option plans	261,667	654	2,485					3,139
Restricted stock plan, net	98,342	246	(246)					—
Employee Stock Purchase Plan	14,835	37	336					373
Excess tax benefit from exercise of non qualified stock options			618					618
Stock-based compensation expense			1,806					1,806
Net income					131,538			131,538
Cash dividends ($0.34 per share)					(52,510)			(52,510)
Change in unrealized loss on securities available for sale, net of taxes							(55,105)	(55,105)
Change in unrealized loss on derivative instruments used as cash flow hedges, net of taxes and reclassification adjustments							(3,938)	(3,938)
Additional minimum pension liability adjustment, net of taxes							2,660	2,660

Balance, June 30, 2006	154,653,339	$390,033	$758,927	$(31,510)	$947,543	$—	$(102,978)	$1,962,015

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Net cash flows from operating activities	$(656,587)	$1,102
Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	114,093	217,643
Proceeds from sales of securities available for sale	473,513	1,279,853
Purchase of securities available for sale	(693,287)	(569,977)
Proceeds from maturities of investment securities	411	1,967
Increase in securities purchased under agreements to resell	(19,360)	(353,776)
Net increase in loans excluding proceeds from sales of interests in mortgage warehouse loans	(647,394)	(716,638)
Proceeds from sales of interests in mortgage warehouse loans	—	573,311
Net cash paid in bank acquisitions	—	(114,873)
Net cash paid in branch divestiture	—	(110,202)
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	10,558	—
Capital expenditures	(35,530)	(13,669)
Proceeds received from life insurance	5,276	—
Proceeds from sales of other real estate owned	7,750	7,673
Proceeds from sales of premises and equipment	3,603	2,152
Proceeds from sale of other assets	2,990	4,861
Net investment in unconsolidated affiliates	(16,673)	—
Other, net	—	(592)

Net cash flows from investing activities	(794,050)	207,733

Cash flows from financing activities:
Net increase in demand, savings and time deposits	1,044,119	955,436
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	542,424	(324,548)
Proceeds from issuance of long-term debt	200,000	250,000
Repayment of long-term debt	(223,476)	(1,086,542)
Proceeds from issuance of common stock	3,512	4,979
Proceeds from issuance of shares under forward equity sales agreement	—	179,575
Excess tax benefit from stock-based compensation	618	—
Dividends paid	(52,510)	(42,691)

Net cash flows from financing activities	1,514,687	(63,791)

Net increase in cash and cash equivalents	64,050	145,044
Cash and cash equivalents at beginning of year	498,591	382,877

Cash and cash equivalents at June 30	$562,641	$527,921

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$294,465	$194,003
Income taxes	73,000	41,300
Non-cash investing and financing activities:
Transfer of loans to other real estate	$6,910	$3,416
Assets (non-cash) acquired in business combinations	—	2,335,024
Liabilities assumed in business combinations	—	1,945,860
Assets (non-cash) sold in Goldleaf divestiture	12,236	—
Liabilities sold in Goldleaf divestiture	4,507	—
Assets acquired under capital leases	2,440	—

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (variously referred to herein as “BancGroup”, “Colonial”, or the “Company”) are detailed in the Company’s 2005 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2006 the Company changed certain of those policies as a result of the adoption of new accounting standards. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2005 Annual Report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005. All 2006 interim amounts are subject to year-end audit, and the results of operations for the interim period herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications were made to prior periods in order to conform with the current period presentation.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under SFAS 123(R), all stock-based payments are measured at fair value at the date of grant and expensed over their vesting or service period. The expense will be recognized using the straight-line method. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise prices equaled the market price of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price.

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

The adoption of SFAS 123(R) had the following effects on the Company’s financial results for the six and three months ended June 30, 2006 (in thousands, except per share amounts):

	Six months ended June 30, 2006	Three months ended June 30, 2006
Income before taxes	$(1,000)	$(590)
Net income	(935)	(552)
Basic earnings per share	(0.01)	(0.00)
Diluted earnings per share	(0.01)	(0.00)
Cash flows from operating activities	(618)	(277)
Cash flows from financing activities	618	277

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) recognized under the fair value method during the six and three months ended June 30, 2006 was $1.8 million and $1.1 million, respectively. The related income tax benefit was $363,000 and $218,000, respectively. Pro forma financial information as if compensation cost had been recognized under the fair value method for the six and three months ended June 30, 2005 is as follows:

	Six months ended June 30, 2005	Three months ended June 30, 2005
	(Dollars in thousands, except per share data)
Net income:
As reported	$110,519	$62,331
Add: Stock-based employee compensation expense determined under intrinsic value method included in reported net income, net of tax	445	233
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,176)	(563)

Pro forma net income	$109,788	$62,001

Basic earnings per share:
As reported	$0.76	$0.42
Pro forma	$0.76	$0.41
Diluted earnings per share:
As reported	$0.75	$0.41
Pro forma	$0.75	$0.41

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2006	Six months ended June 30, 2005
Expected option term	5.33 years	5 years
Weighted average expected volatility	23.60%	24.90%
Weighted average risk-free interest rate	4.72%	3.79%
Weighted average expected annual dividend yield	2.70%	2.90%

	Three months ended June 30, 2006	Three months ended June 30, 2005
Expected option term	5.33 years	5 years
Weighted average expected volatility	23.70%	24.90%
Weighted average risk-free interest rate	4.75%	3.86%
Weighted average expected annual dividend yield	2.70%	2.78%

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For options granted during the six months ended June 30, 2006, the expected option term was determined based upon the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The risk-free rate was determined based on the interpolated rate as of the grant date of a zero coupon treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2006 and the Company’s stock price as of December 31, 2005.

For options granted during the six months ended June 30, 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The risk-free rate was determined based on the rate of a constant maturity treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2005 and the Company’s stock price as of the grant date.

See Note 12 for additional information on stock based compensation.

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

SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and makes clear that concentrations of credit risk in the form of subordination are not embedded derivatives.

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

In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R), which affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. The guidance in the FSP is to be applied prospectively to all entities with which the enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after June 15, 2006. The changes required by FSP FIN 46(R)-6 are not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. It applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in the financial statements if it is more likely than not that they would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as higher tax expense. Required disclosures will include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the financial statements.

Note 3: Securities

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury obligations and direct obligations of U.S. Government Sponsored Entities	$—	$—	$177,434	$(15,598)	$177,434	$(15,598)
Mortgage-backed securities of Government Sponsored Entities	124,334	(4,058)	196,053	(18,475)	320,387	(22,533)
Collateralized mortgage obligations of Government Sponsored Entities	606,369	(21,659)	285,474	(16,754)	891,843	(38,413)
Private collateralized mortgage obligations	444,386	(18,585)	822,897	(43,665)	1,267,283	(62,250)
Obligations of state and political subdivisions	19,715	(687)	1,520	(41)	21,235	(728)

Total temporarily impaired securities	$1,194,804	$(44,989)	$1,483,378	$(94,533)	$2,678,182	$(139,522)

As of June 30, 2006, there were 300 securities with an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

Note 4: Loans

A summary of the major categories of loans outstanding is shown in the table below.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial, financial, agricultural	$1,153,321	$1,107,494
Commercial real estate	4,463,553	4,424,465
Real estate construction	6,077,894	5,483,424
Residential real estate	3,117,674	3,048,007
Consumer and other loans	383,697	372,470

Total loans, excluding mortgage warehouse loans	15,196,139	14,435,860
Mortgage warehouse loans	371,787	483,701

Total loans	15,567,926	14,919,561
Less: unearned income	(22,003)	(19,697)

Total loans, net of unearned income	$15,545,923	$14,899,864

Note 5: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

June 30, 2006
(Dollars in thousands)
Balance, January 1	$171,051
Provision charged to income	17,292
Loans charged off	(17,669)
Recoveries	6,465

Balance, June 30	$177,139

Note 6: Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sold interests in those assets to third-party commercial paper conduits (conduits).

The SPE had $1.5 billion outstanding to the conduits at June 30, 2006. There were no incremental sales to the conduits during 2006. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the second quarter of 2006, the Company recognized approximately $5.3 million of noninterest income related to these transactions, of which approximately $3.8 million was servicing income, and received $5.5 million in cash. For the six months ended June 30, 2006, the Company recognized approximately $11.0 million of noninterest income related to these transactions of which approximately $7.5 million was servicing income, and received $11.4 million in cash.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of June 30, 2006		Six Months Ended June 30, 2006		Three Months Ended June 30, 2006
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)	Average Balance	Net Credit Losses(1)
	(Dollars in thousands)
Mortgage warehouse loans:
Assets managed	$843,555	$—	$910,031	$—	$862,834	$—
less: interests sold, with servicing retained	471,768	—	508,816	—	478,133	—

Assets held in portfolio	$371,787	$—	$401,215	$—	$384,701	$—

Loans held for sale:
Assets managed	$2,901,257	$—	$2,166,164	$—	$2,246,409	$—
less: interests sold	1,028,232	—	991,184	—	1,021,867	—

Assets held in portfolio	$1,873,025	$—	$1,174,980	$—	$1,224,542	$—

(1)	Represents net charge-offs.

Note 7: Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank, N.A. generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank, N.A. to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank, N.A. guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of June 30, 2006 was not material to the Company’s consolidated balance sheet. At June 30, 2006, Colonial Bank, N.A. had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was approximately $314 million.

Note 8: Variable Interest Entities

Colonial invested in five variable interest entities during the first six months of 2006, three in the first quarter and two in the second quarter. Four of the entities were formed for the purpose of developing residential real estate and one entity provides home automation products. One of the investments in a residential real estate developer was sold in the second quarter of 2006. The entities are not required to be consolidated under the guidance of FIN 46(R). The four remaining investments had total assets of $22.9 million, and the Company’s maximum exposure to loss totaled $18.5 million at June 30, 2006.

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

Interest Rate Swaps

At June 30, 2006, BancGroup had interest rate swap positions hedging long-term FHLB advances, subordinated debt and brokered CDs. The notional amounts and fair values of all interest rate swaps by category as of June 30, 2006 are shown below:

	June 30, 2006
	Notional Amount	Fair Value
	(Dollars in thousands)
Fair Value Hedges:
Interest rate swaps hedging long-term FHLB advances	$25,000	$(1,479)
Interest rate swaps hedging subordinated debt	337,292	(14,074)
Interest rate swaps hedging brokered CDs	221,209	(409)

	$583,501	$(15,962)

Fair Value Hedges

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The Company recognized losses due to hedge ineffectiveness of approximately $54,000 for the three months ended June 30, 2006 and approximately $127,000 for the six months ended June 30, 2006. There were no hedging gains or losses resulting from hedge ineffectiveness recognized for the three or six months ended June 30, 2005.

Cash Flow Hedges

During the quarter, the Company terminated interest rate swaps which were used in cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (ending in June of 2008). The estimated amount of losses to be reclassified into earnings within the next 12 months is $6.3 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three or six months ended June 30, 2006 or June 30, 2005.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans (interest rate locks). Many of these loans will be sold to third parties upon closing. For those loans, the Company enters into an individual forward sales commitment at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are substantially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $47.5 million at June 30, 2006. The fair value of the origination commitments was a loss of $218,000 at June 30, 2006, which was offset by a gain of $218,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments related to short-term participations in mortgage loans and retail mortgage loans, which are all classified as loans held for sale. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company has designated these commitments as fair value hedges of the short-term participations. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The notional values of the forward sales commitments on short-term participations and retail mortgage loans at June 30, 2006 were $1.8 billion and $40 million, respectively. The fair value of the forward sales commitments on the short-term participations was a gain of $6 million at June 30, 2006, which was offset by a loss of $6 million on the short-term participations. The fair value of the sales commitments related to retail mortgage loans held for sale was a loss of $106,000 at June 30, 2006.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding at June 30, 2006.

Note 10: Long-Term Borrowings

During the second quarter of 2006, Colonial borrowed $200 million from the FHLB at an interest rate of 5.63% with a maturity of 10 years.

During the first quarter of 2006, Colonial modified $400 million in long-term FHLB advances bearing interest at a weighted average rate of 5.67% and with a weighted average remaining maturity of 4.94 years into new advances bearing interest at a weighted average rate of 4.33% and with a weighted average maturity of 15 years. In addition, a $200 million FHLB advance bearing interest at 1.84% matured at the end of the first quarter.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Pension Plan

BancGroup and its subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and fixed the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make and does not expect to make a contribution to the plan in 2006.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$—	$3,456	$—	$1,612
Interest cost	2,362	2,174	1,245	1,018
Expected return on plan assets	(3,387)	(2,450)	(1,770)	(1,230)
Amortization of prior service cost	—	5	—	2
Amortization of actuarial loss	—	548	—	236

Net periodic benefit cost	$(1,025)	$3,733	$(525)	$1,638

Note 12: Stock-Based Compensation

The Company has a long-term incentive compensation plan which permits the granting of various types of incentive stock-based awards including stock options, restricted stock, stock appreciation rights and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. A total of 10,000,000 shares of BancGroup common stock are authorized to be issued under the plan. As of June 30, 2006, 6,489,438 shares remain eligible to be granted under the plan. The terms of the plan stipulate that the exercise price of incentive stock options may not be less than the fair market value of BancGroup common stock on the date they are granted, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of BancGroup common stock on the date of grant. All options expire no more than ten years from the date of grant, or three months after an employee’s termination. Options become exercisable on a pro-rata basis over a period of five years. Restricted stock awards typically vest over a five-year period unless they are subject to specific performance criteria. There have been no stock appreciation rights or performance units granted under the plan.

Prior to the long-term incentive plan that is currently in place, the Company had other incentive plans which permitted the granting of various types of stock-based awards. The awards granted under those plans may still be exercised, however no new awards may be granted. As of June 30, 2006, there were 1,319,485 stock options still outstanding from those plans.

Pursuant to various business combinations, BancGroup has assumed incentive and nonqualified stock options according to the respective exchange ratios.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes BancGroup’s stock option activity since December 31, 2004:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,866,949	$13.85

Granted	683,619	18.51
Exercised	(646,236)	11.21
Cancelled	(308,970)	17.20

Outstanding at December 31, 2005	3,595,362	$14.89

Granted	568,914	25.31
Exercised	(261,667)	12.00
Cancelled	(96,700)	16.64

Outstanding at June 30, 2006	3,805,909	$16.63

The following table provides additional information about BancGroup’s stock-based awards (dollars in thousands, except weighted average per share amounts):

	Six months ended June 30, 2006	Three months ended June 30, 2006
	(Dollars in thousands, except weighted average per share amounts)
Weighted average grant date fair value of options granted	$5.60	$5.64
Total intrinsic value of options exercised	3,430	1,687
Total cash received from options exercised	3,139	1,193
Total fair value of options vested	291	159
Total fair value of restricted stock vested	158	—

	As of June 30, 2006
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable
	(Dollars in thousands, except weighted average per share amounts)
Number	3,805,909	2,917,521	2,036,610
Weighted average exercise price	$16.63	$15.61	$12.51
Aggregate intrinsic value	$34,428	$29,374	$26,825
Weighted average remaining contractual life	6.54 years	6.02 years	4.70 years

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes BancGroup’s restricted stock activity since December 31, 2004:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	108,755	$12.11

Granted	447,000	20.65
Vested	(50,057)	11.71
Cancelled	(118,065)	17.98

Nonvested at December 31, 2005	387,633	$20.22

Granted	105,899	25.42
Vested	(12,236)	12.90
Cancelled	(7,557)	12.45

Nonvested at June 30, 2006	473,739	$21.70

As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $10.3 million. That cost is expected to be recognized over a weighted average period of four years. Windfall tax benefits realized during the six months ended June 30, 2006 related to the exercise of stock options and vesting of restricted stock were $618,000.

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (Directors Plan) whereby directors of BancGroup and its subsidiary banks may receive common stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2005 and the six months ended June 30, 2006, respectively, 49,356 and 35,675 shares of common stock were issued under the Directors Plan, representing approximately $859,000 and $743,000 in directors’ fees.

In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 and not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. As of June 30, 2006, approximately 234,000 shares remain eligible to be issued. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan.

Note 13: Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at June 30, 2006 will have a material adverse effect on BancGroup’s consolidated financial statements or the results of operations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Six Months Ended June 30,			Three Months Ended June 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
2006
Basic EPS	$131,538	154,047	$0.85	$66,518	154,126	$0.43
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,257			1,270

Diluted EPS	$131,538	155,304	$0.85	$66,518	155,396	$0.43

2005
Basic EPS	$110,519	144,263	$0.76	$62,331	149,782	$0.42
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,697			1,786

Diluted EPS	$110,519	145,960	$0.75	$62,331	151,568	$0.41

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 916,000 and 922,000 for the three months and six months ended June 30, 2006, respectively, and 49,000 and 511,500 for the three months and six months ended June 30, 2005. The increase in antidilutive securities in 2006 is related to the adoption of SFAS 123(R) and the mechanics of the dilution calculation. As a result of adopting SFAS 123(R), Colonial recognizes compensation expense for all stock options. The mechanics of the EPS calculations incorporate future compensation expense to be recognized as a portion of proceeds on the options which may cause the options to be antidilutive, although the options have current intrinsic value (i.e. the exercise price is less than the average market price for the period). As a result, Colonial’s number of antidilutive securities increased.

Note 15: Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides funding to mortgage origination companies that is collateralized by residential mortgage loans. The Company reports Corporate/Treasury/Other which includes the investment securities portfolio, nondeposit funding activities including long- term debt, short-term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations and certain support activities not currently allocated to the aforementioned segments. In addition, Corporate/Treasury/Other includes income from bank-owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

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

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands)
Six Months Ended June 30, 2006
Net interest income before intersegment income / expense	$183,418	$71,376	$62,366	$39,746	$25,880	$40,875	$(43,414)	$380,247
Intersegment interest income / expense	580	(39,532)	14,569	(12,839)	(1,526)	(14,125)	52,873	—

Net interest income	183,998	31,844	76,935	26,907	24,354	26,750	9,459	380,247
Provision for loan losses	4,708	(770)	6,357	(217)	61	379	6,774	17,292
Noninterest income	29,882	13,218	21,119	5,319	3,225	2,252	18,416	93,431
Noninterest expense	100,084	4,390	41,322	12,233	11,280	13,478	74,300	257,087

Income/(loss) before income taxes	$109,088	$41,442	$50,375	$20,210	$16,238	$15,145	$(53,199)	199,299

Income taxes								67,761

Net Income								$131,538

Total Assets	$10,367,617	$2,943,032	$3,865,810	$1,403,047	$932,068	$1,312,479	$2,186,780	$23,010,833
Total Deposits	$8,873,827	$1,023,860	$3,773,729	$832,561	$778,650	$643,091	$603,441	$16,529,159

Six Months Ended June 30, 2005
Net interest income before intersegment income / expense	$155,294	$43,977	$59,611	$32,631	$23,160	$29,804	$(7,084)	$337,393
Intersegment interest income / expense	(1,056)	(14,733)	16,828	(7,279)	(2,554)	(7,828)	16,622	—

Net interest income	154,238	29,244	76,439	25,352	20,606	21,976	9,538	337,393
Provision for loan losses	5,897	414	2,669	300	852	1,153	3,654	14,939
Noninterest income	24,033	5,599	31,858	4,137	2,773	2,405	21,543	92,348
Noninterest expense	82,888	3,267	44,227	11,061	9,917	11,819	85,631	248,810

Income/(loss) before income taxes	$89,486	$31,162	$61,401	$18,128	$12,610	$11,409	$(58,204)	165,992

Income taxes								55,473

Net Income								$110,519

Total Assets	$9,204,007	$2,334,523	$3,874,525	$1,357,045	$829,114	$1,181,315	$2,202,146	$20,982,675
Total Deposits	$7,833,646	$423,461	$3,745,626	$765,805	$598,546	$515,623	$265,668	$14,148,375

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands)
Three Months Ended June 30, 2006
Net interest income before intersegment income / expense	$92,631	$38,004	$31,340	$20,996	$13,762	$21,347	$(25,993)	$192,087
Intersegment interest income / expense	971	(21,418)	8,210	(7,059)	(971)	(7,363)	27,630	—

Net interest income	93,602	16,586	39,550	13,937	12,791	13,984	1,637	192,087
Provision for loan losses	1,274	(48)	256	(344)	6	298	3,508	4,950
Noninterest income	16,254	6,554	11,290	3,590	1,816	1,262	4,107	44,873
Noninterest expense	51,375	2,342	21,152	5,962	5,758	6,739	37,898	131,226

Income/(loss) before income taxes	$57,207	$20,846	$29,432	$11,909	$8,843	$8,209	$(35,662)	100,784

Income taxes								34,266

Net Income								$66,518

Three Months Ended June 30, 2005
Net interest income before intersegment income / expense	$83,557	$20,618	$29,139	$17,034	$11,821	$15,854	$(3,588)	$174,435
Intersegment interest income / expense	(2,701)	(6,247)	8,586	(4,225)	(1,414)	(4,480)	10,481	—

Net interest income	80,856	14,371	37,725	12,809	10,407	11,374	6,893	174,435
Provision for loan losses	2,377	1,477	967	150	426	583	3,030	9,010
Noninterest income	13,138	4,423	20,405	2,092	1,611	1,226	17,702	60,597
Noninterest expense	44,855	1,688	21,985	5,642	5,066	6,023	46,723	131,982

Income/(loss) before income taxes	$46,762	$15,629	$35,178	$9,109	$6,526	$5,994	$(25,158)	94,040

Income taxes								31,709

Net Income								$62,331

Note 16: Subsequent Event

On July 19, 2006 the Board of Directors authorized certain BancGroup officers to purchase the number of shares of BancGroup common stock issued under BancGroup’s various equity-based compensation and incentive plans (the “Plans”) during 2006, as well as the number of shares which are likely to be issued under the Plans through July 19, 2008, the termination date of the authorization. The purchases are not to exceed $50,000,000. For more information see BancGroup’s Current Report on Form 8-K filed July 21, 2006.

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

For options granted during the six and three months ended June 30, 2006, the expected option term was determined based upon of the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The resulting expected option term was 5.33 years. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The resulting weighted average expected volatility was 23.6% and 23.7% for the six and three months ended June 30, 2006, respectively. The expected forfeiture rate was determined based on analysis of the Company’s historical experience with employees’ pre-vesting termination behavior.

For options granted during the three months ended June 30, 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The resulting expected option term was 5 years. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The resulting weighted average expected volatility was 24.90% for the six and three months ended June 30, 2005.

As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $10.3 million. That cost is expected to be recognized over a weighted average period of four years.

Overview

The Colonial BancGroup, Inc. is a $23 billion financial services company providing diversified services including retail and commercial banking, financial planning services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At June 30, 2006, BancGroup’s branch network consisted of 299 offices in Florida, Alabama, Georgia, Nevada and Texas.

BancGroup is primarily a Florida bank with more of its assets in Florida than in any other state. The following chart includes the Company’s approximate assets, deposits and branches by state as of June 30, 2006.

	% of total Assets	% of total Deposits	Branches
Florida	58%	60%	162
Alabama	17%	23%	92
Georgia	6%	5%	18
Nevada	4%	5%	14
Texas	6%	4%	13
Corporate/Other	9%	3%	—

Total	100%	100%	299

Colonial reported record net income of $67 million for the quarter ended June 30, 2006, a 7% increase over the quarter ended June 30, 2005. For the six months ended June 30, 2006, the Company reported net income of $132 million, a 19% increase over the same period in 2005. The Company also earned record earnings per diluted share of $0.43 for the quarter ended June 30, 2006, a 5% increase over the quarter ended June 30, 2005. For the six months ended June 30, 2006, the Company reported earnings per diluted share of $0.85, a 13% increase over the same period in 2005.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2005 to June 30, 2006 are as follows:

	December 31, 2005 to June 30, 2006 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$22,026	0.8%
Loans held for sale	775,133	70.6%
Total loans:
Mortgage warehouse loans	(111,914)	(23.1)%
Loans, excluding mortgage warehouse loans	757,973	5.3%

Total loans, net of unearned income	646,059	4.3%
Total assets	1,584,636	7.4%
Non-time deposits	764,075	8.5%
Total deposits	1,045,710	6.8%
Short-term borrowings	542,424	35.2%
Long-term debt	(42,505)	(1.8)%
Shareholders’ equity	29,324	1.5%

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at June 30, 2006	Carrying Value at December 31, 2005
	(Dollars in thousands)
Investment securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$500	$500
Mortgage-backed securities of Government Sponsored Entities	820	957
Collateralized mortgage obligations of Government Sponsored Entities	12	13
Obligations of state and political subdivisions	1,215	1,480

Total investment securities	2,547	2,950

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	177,434	184,557
Mortgage-backed securities of Government Sponsored Entities	335,960	359,691
Collateralized mortgage obligations of Government Sponsored Entities	892,269	698,763
Private collateralized mortgage obligations	1,267,282	1,412,004
Obligations of state and political subdivisions	46,883	42,056
Other	144,005	144,333

Total securities available for sale	2,863,833	2,841,404

Total securities	$2,866,380	$2,844,354

Securities to total assets	12.5%	13.3%

Average duration (excluding equities)	4.70 years	3.51 years

During January 2006, BancGroup sold approximately $481 million of securities. These securities and other maturities and paydowns were replaced with approximately $87 million and $686 million of new securities for the three and six months ended June 30, 2006, respectively. The securities purchased were selected for their impact on the Company’s interest rate sensitivity. The average duration of the portfolio increased to 4.70 years at June 30, 2006.

As a result of a rising interest rate environment, unrealized net losses on securities available for sale increased to a pretax loss of $137.9 million at June 30, 2006 from a pretax loss of $53.1 million at December 31, 2005.

Loans

Total loans, net of unearned income and excluding mortgage warehouse loans, increased by $758.0 million, or 11% annualized, from the end of 2005. This growth was mainly attributable to increases in construction and residential real estate in the Florida segment. Mortgage warehouse loans ended the second quarter of 2006 at $372 million compared to $484 million at the end of 2005.

The following table reflects the Company’s loan mix:

Gross Loans By Category

	June 30, 2006	% of Total	December 31, 2005	% of Total
	(Dollars in thousands)
Commercial, financial, agricultural	$1,153,321	7.4%	$1,107,494	7.4%
Commercial real estate	4,463,553	28.7%	4,424,465	29.7%
Real estate construction	6,077,894	39.0%	5,483,424	36.8%
Residential real estate	3,117,674	20.0%	3,048,007	20.4%
Consumer and other loans	383,697	2.5%	372,470	2.5%

Total loans, excluding mortgage warehouse loans	15,196,139		14,435,860
Mortgage warehouse loans	371,787	2.4%	483,701	3.2%

Total loans	15,567,926	100.0%	14,919,561	100.0%

Less: unearned income	(22,003)		(19,697)

Total loans, net of unearned income	$15,545,923		$14,899,864

Management believes that its existing distribution of commercial real estate and construction loans, whether grouped geographically, by industry or by borrower, does not present significant concentration risk to BancGroup. The current distribution of commercial real estate and construction loans remains diverse in location, size and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to mitigate the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at June 30, 2006:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$732		$617
Geographic Diversity (by property location)
Florida	$3,274,080	53.9%	$2,595,376	58.1%
Alabama	663,296	10.9%	729,595	16.3%
Georgia	648,578	10.7%	395,961	8.9%
Texas	771,454	12.7%	189,924	4.3%
Nevada	415,963	6.8%	232,511	5.2%
Other	304,523	5.0%	320,186	7.2%

Total	$6,077,894	100.0%	$4,463,553	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	28.1%	11.0%	Retail	25.4%	7.3%
Land Only	24.7%	9.7%	Office	21.5%	6.2%
Residential Home Construction	16.5%	6.4%	Warehouse	13.0%	3.8%
Condominium	7.7%	3.0%	Multi-family	9.2%	2.6%
Retail	5.6%	2.2%	Healthcare	7.1%	2.0%
Commercial Development	5.6%	2.2%	Lodging	6.0%	1.7%
Office	3.3%	1.3%	Church or School	4.5%	1.3%
Multi-Family	3.1%	1.2%	Industrial	1.8%	0.5%
Other	5.4%	2.1%	Recreation	1.5%	0.4%
			Other	10.0%	2.9%

Total Construction	100.0%	39.1%	Total Commercial Real Estate	100.0%	28.7%

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,272,371	$796,146
% of 75 largest loans to category total	20.9%	17.8%
Average Loan to Value Ratio (75 largest loans)	63.6%	69.2%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.40x

Commercial real estate and construction loans combined had growth of $634 million, or 6.4%, from December 31, 2005 to June 30, 2006. Geographically, the Florida locations contributed most of the growth in these particular portfolios. Colonial focuses its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represented approximately 20% of total loans at both June 30, 2006 and December 31, 2005. These loans are primarily adjustable rate first and second mortgages on single-family, owner-occupied properties.

BancGroup’s mortgage warehouse lending division provides lines of credit (collateralized by residential mortgage loans) to mortgage origination companies. Mortgage warehouse loans outstanding at June 30, 2006 and December 31, 2005 were $371.8 million and $483.7 million, respectively, with unfunded commitments of $940.7 million and $633.9 million, respectively.

The Company has 53 credits with commitments (funded and unfunded) of $1.0 billion that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $63 million (which is a mortgage warehouse lending credit). At June 30, 2006, $469 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following (% is representative of BancGroup’s total funded and unfunded commitments):

•	50% - 38 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets,

•	48% - mortgage warehouse lines to 13 institutions, and

•	2% - two operating facilities to a large national insurance company and a healthcare provider.

Management believes that these are sound credits that are consistent with Colonial Bank’s lending philosophy and meet its conservative underwriting guidelines.

Summary Of Loan Loss Experience

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Allowance for loan losses—beginning of period	$171,051	$148,802	$173,632	$153,634
Charge-offs:
Commercial, financial, and agricultural	11,863	6,022	1,236	597
Commercial real estate	491	5,653	312	3,400
Real estate construction	2,151	2,035	1,620	663
Residential real estate	992	2,047	529	1,470
Consumer and other	2,172	1,766	836	864

Total charge-offs	17,669	17,523	4,533	6,994

Recoveries:
Commercial, financial, and agricultural	1,960	2,460	1,310	719
Commercial real estate	2,802	950	919	64
Real estate construction	64	170	43	169
Residential real estate	310	332	197	181
Consumer and other	1,329	1,298	621	563

Total recoveries	6,465	5,210	3,090	1,696

Net charge-offs	11,204	12,313	1,443	5,298
Provision for loan losses	17,292	14,939	4,950	9,010
Allowance added from bank acquisitions	—	14,622	—	8,704

Allowance for loan losses—end of period	$177,139	$166,050	$177,139	$166,050

Net charge-offs as a percentage of average net loans—(annualized basis):	0.15%	0.18%	0.04%	0.15%

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

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$21,957	$25,668
Renegotiated loans	137	155

Total nonperforming loans*	22,094	25,823
Other real estate owned and repossessions	5,208	6,108

Total nonperforming assets*	$27,302	$31,931

Allowance as a percent of nonperforming assets*	649%	536%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$8,608	$10,283
Net charge-offs quarter-to-date	$1,443	$3,165
Net charge-offs year-to-date	$11,204	$19,211
Total nonperforming assets* as a percent of net loans and other real estate	0.18%	0.21%
Allowance as a percent of net loans	1.14%	1.15%
Allowance as a percent of nonperforming loans*	802%	662%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $109.1 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary as loans are deemed impaired. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of June 30, 2006, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at June 30, 2006 and December 31, 2005 was $18.4 million and $22.1 million, respectively, and these loans had a corresponding valuation allowance of $5.8 million and $3.5 million, respectively.

Loans Held for Sale

Loans held for sale is made up of three components: short-term participations in mortgage loans, retail mortgages and non-mortgage loans held for sale (there were no non-mortgage loans held for sale outstanding at either June 30, 2006 or December 31, 2005). Total loans held for sale increased $775 million from December 31, 2005 primarily due to growth in short-term participations. The purpose of this component of loans held for sale is to accommodate the funding needs of mortgage company customers; therefore these balances, as well as the retail mortgage balances, fluctuate as demand for residential mortgages changes.

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

Interest Rate Sensitivity

Interest rate risk, and its potential effects on earnings, is inherent in the operations of a financial institution. We are subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•	Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);

•	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities portfolio may prepay significantly earlier than anticipated—which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of the pension liability and other sources of earnings.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at June 30, 2006, with comparable information for December 31, 2005. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

As shown in the following table, the Company’s balance sheet became less asset sensitive from December 31, 2005. On the asset side, a slight decrease in the proportion of variable rate loans from 76% of total loans in December 2005 to 75% in June 2006 decreased asset sensitivity. During the first quarter, the Company restructured approximately $481 million of the securities portfolio which provided additional protection from declining rates, decreasing the asset sensitivity. Liabilities have become more sensitive to changes in rates as customers appear to be more interest rate sensitive and the duration of new and renewed certificates of deposit have shortened. There has also been a shift to more wholesale funding as a percentage of total assets due to current growth being funded with short term liabilities making the bank less asset sensitive. During the quarter, $807 million in receive fixed swaps were terminated to help preserve the asset-sensitivity position of the balance sheet.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Basis Points Change:
+200	7.25	6.25	2.9%	3.9%
+100	6.25	5.25	1.4%	2.2%
No rate change	5.25	4.25	—	—
-100	4.25	3.25	(1.2)%	(1.7)%
-200	3.25	2.25	(2.8)%	(3.5)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Retail deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s average non-time deposits grew by $651 million, or 8%, over the second quarter of 2005. Total average deposits for the second quarter of 2006 increased $2.2 billion, or 17%, over the second quarter of 2005. These increases improved the percentage of total average deposits to total average assets to 71% for the second quarter of 2006 compared to 66% for the second quarter of 2005. With branches in three of the top four population growth states, retail deposits are a major component of BancGroup’s funding growth. BancGroup finished the quarter with 13% growth in average non-time deposits in Florida, 19% in Nevada and 14% in Texas compared to the second quarter of 2005. At June 30, 2006, approximately 76% of the Company’s non-time deposits were in Florida, Nevada and Texas.

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

Colonial generally does not engage in business processes that are outside of its primary areas of expertise but rather outsources non-core processing functions to limit operational risk associated with non-core business.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of June 30, 2006 and December 31, 2005 are stated below:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$1,962,015	$1,932,691
Unrealized losses on securities available-for-sale	89,636	37,856
Unrealized losses on cash flow hedging instruments	12,677	8,739
Qualifying minority interest	409	—
Qualifying trust preferred securities	298,000	298,000
Intangible assets (net of allowed deferred taxes)	(668,840)	(681,907)
Other adjustments	(3,904)	(2,968)

Tier I Capital	1,689,993	1,592,411

Allowable loan loss reserve	177,889	171,051
Subordinated debt	318,828	355,533
45% of net unrealized gains on securities available-for-sale	492	535

Tier II Capital	497,209	527,119

Total Capital	$2,187,202	$2,119,530

Risk-Adjusted Assets	$17,980,290	$17,412,622
Quarterly Average Assets (as adjusted for regulatory purposes)	$21,391,424	$20,504,737

Tier I Leverage Ratio	7.90%	7.77%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.40%	9.15%
Total Capital Ratio	12.16%	12.17%

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

Net interest income on a tax equivalent basis increased $17.6 million, or 10.1%, to $192.4 million for the second quarter of 2006 and $42.7 million, or 12.6%, to $380.9 million for the six months ended June 30, 2006, as compared to the same periods in 2005. The net interest margin increased 9 basis points to 3.81% for the second quarter of 2006 and 16 basis points to 3.84% for the six months ended June 30, 2006, as compared to the same periods in 2005.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

(Unaudited)

	Six Months Ended June 30,
	2006			2005
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, excluding mortgage warehouse loans(2)(3)	$14,791,503	$548,904	7.47%	$12,749,638	$401,092	6.34%
Mortgage warehouse loans(3)	401,215	12,772	6.42%	830,372	20,131	4.89%
Loans held for sale(2)	1,174,980	38,684	6.64%	673,876	17,604	5.21%
Securities available for sale and investment securities(2)	2,925,367	73,352	5.02%	3,808,279	86,978	4.57%
Securities purchased under agreements to resell	596,331	19,342	6.54%	305,689	6,809	4.49%
Other interest earning assets	73,953	1,698	4.63%	82,395	1,133	2.77%

Total interest earning assets(1)	19,963,349	$694,752	7.01%	18,450,249	$533,747	5.82%

Nonearning assets(2)	1,791,735			1,636,454

Total assets	$21,755,084			$20,086,703

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,071,428	$75,579	2.51%	$5,343,236	$34,057	1.29%
Time deposits(2)	6,550,327	135,267	4.16%	4,771,128	71,996	3.04%
Short-term borrowings	1,764,810	38,780	4.43%	3,094,162	38,444	2.51%
Long-term debt(2)	2,237,189	64,252	5.78%	2,286,832	51,086	4.50%

Total interest bearing liabilities	16,623,754	$313,878	3.81%	15,495,358	$195,583	2.54%

Noninterest bearing demand deposits	3,033,227			2,828,851
Other liabilities(2)	134,573			115,370

Total liabilities	19,791,554			18,439,579
Shareholders’ equity	1,963,530			1,647,124

Total liabilities and shareholders’ equity	$21,755,084			$20,086,703

RATE DIFFERENTIAL			3.20%			3.28%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$380,874	3.84%		$338,164	3.68%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.
(3)	Loans are presented net of unearned income.

Average Volume and Rates

(Unaudited)

	Three Months Ended June 30,
	2006			2005
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, excluding mortgage warehouse loans(2)(3)	$15,004,219	$284,251	7.60%	$13,277,037	$214,624	6.48%
Mortgage warehouse loans(3)	384,701	6,961	7.26%	692,234	8,764	5.08%
Loans held for sale(2)	1,224,542	20,678	6.77%	628,435	8,073	5.13%
Securities available for sale and investment securities(2)	2,948,540	37,147	5.04%	3,776,556	43,223	4.58%
Securities purchased under agreements to resell	586,707	9,865	6.74%	351,950	4,109	4.68%
Other interest earning assets	71,067	858	4.84%	92,806	690	2.98%

Total interest earning assets(1)	20,219,776	$359,760	7.13%	18,819,018	$279,483	5.95%

Nonearning assets(2)	1,770,629			1,750,284

Total assets	$21,990,405			$20,569,302

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,106,236	$40,558	2.66%	$5,477,064	$19,729	1.44%
Time deposits(2)	6,574,853	70,320	4.29%	5,000,161	39,469	3.17%
Short-term borrowings	2,001,927	23,393	4.69%	2,930,500	19,797	2.71%
Long-term debt(2)	2,180,688	33,092	6.08%	2,261,021	25,682	4.55%

Total interest bearing liabilities	16,863,704	$167,363	3.98%	15,668,746	$104,677	2.68%

Noninterest bearing demand deposits	3,032,861			3,011,366
Other liabilities(2)	128,912			112,508

Total liabilities	20,025,477			18,792,620
Shareholders’ equity	1,964,928			1,776,682

Total liabilities and shareholders’ equity	$21,990,405			$20,569,302

RATE DIFFERENTIAL			3.15%			3.27%
NET INTEREST INCOME AND NET YIELD ON INTEREST-EARNING ASSETS		$192,397	3.81%		$174,806	3.72%

(1)	Interest earned and average rates on obligations of states and political subdivisions are reflected on a tax equivalent basis. Tax equivalent interest earned is: actual interest earned times 145%. The taxable equivalent adjustment has given effect to the disallowance of interest expense deductions, for federal income tax purposes, related to certain tax-free assets.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.
(3)	Loans are presented net of unearned income.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Six Months Ended June 30, 2006 Change from June 30, 2005
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans	$147,812	$76,369	$71,443
Mortgage warehouse loans	(7,359)	(13,659)	6,300
Loans held for sale	21,080	16,301	4,779
Securities available for sale and investment securities	(13,626)	(22,195)	8,569
Securities purchased under agreements to resell	12,533	9,425	3,108
Other interest earning assets	565	(195)	760

Total interest income	161,005	66,046	94,959

INTEREST EXPENSE:
Interest bearing non-time deposits	41,522	9,196	32,326
Time deposits	63,271	36,772	26,499
Short-term borrowings	336	(29,124)	29,460
Long-term debt	13,166	(1,349)	14,515

Total interest expense	118,295	15,495	102,800

Net interest income	$42,710	$50,551	$(7,841)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended June 30, 2006 Change from June 30, 2005
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans	$69,627	$32,553	$37,074
Mortgage warehouse loans	(1,803)	(5,565)	3,762
Loans held for sale	12,605	10,035	2,570
Securities available for sale and investment securities	(6,076)	(10,419)	4,343
Securities purchased under agreements to resell	5,756	3,948	1,808
Other interest earning assets	168	(262)	430

Total interest income	80,277	30,290	49,987

INTEREST EXPENSE:
Interest bearing non-time deposits	20,829	4,170	16,659
Time deposits	30,851	16,889	13,962
Short-term borrowings	3,596	(10,870)	14,466
Long-term debt	7,410	(1,215)	8,625

Total interest expense	62,686	8,974	53,712

Net interest income	$17,591	$21,316	$(3,725)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

The increase in net interest income for the second quarter and six months ended June 30, 2006, compared to the same periods in 2005, is mainly attributable to growth in average earning assets and the increase in net interest margin. The growth in average earning assets was primarily in loans and mortgage warehouse assets. For the second quarter of 2006, as compared to the same period in 2005, average loans, excluding mortgage warehouse, increased $1.7 billion, or 13.0%. For the six months ended June 30, 2006, as compared to the same period in 2005, average loans, excluding mortgage warehouse, increased $2.0 billion, or 16.0%. The yield on loans, excluding mortgage warehouse, increased 112 basis points for the second quarter of 2006 and 113 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005. Approximately 75% of the Company’s loan portfolio is variable or adjustable rate and increases in rate when market rates rise. Mortgage warehouse assets consist of loans, loans held for sale and securities purchased under agreements to resell. Average mortgage warehouse assets increased $509.5 million, or 31.1%, in the second quarter of 2006 and $350.0 million, or 19.6%, for the six months ended June 30, 2006, as compared to the same periods in 2005. The yield on mortgage warehouse assets increased 187 basis points for the second quarter of 2006 and 160 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005. Throughout 2005, the Company sold interests in mortgage warehouse loans and loans held for sale to third-party commercial paper conduits. The average balance of interests sold in mortgage warehouse loans and loans held for sale was $1.5 billion for the second quarter and six months ended June, 30 2006, respectively, compared to $829.7 million for the second quarter of 2005 and $454.4 million for the six months ended June 30, 2005.

The growth in loans and mortgage warehouse assets was partially offset by a reduction in securities. Average securities in the second quarter of 2006 decreased $828.0 million, or 21.9%, and $882.9 million, or 23.2%, for the six months ended June 30, 2006, as compared to the same periods in 2005. The reduction in the securities portfolio was the result of the Company’s continued efforts to move lower yielding assets off the balance sheet and pay down higher rate borrowings. The yield on the securities portfolio increased 46 basis points for the second quarter of 2006 and 45 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005. The increase in yield is attributed to the execution of several transactions to reposition the securities portfolio. In prior quarters, Colonial sold securities that had lower performance characteristics than our average portfolio in a declining rate environment. Securities comprised 14.6% of average earning assets in the second quarter of 2006 and 14.7% for the six months ended June 30, 2006, as compared to 20.1% and 20.6% in the second quarter and the six months ended June 30, 2005, respectively. The yield on earning assets increased 118 basis points for the second quarter of 2006 and 119 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005.

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $2.2 billion, or 16.5%, in the second quarter of 2006 and $2.7 billion, or 21.0%, for the six months ended June 30, 2006, as compared to the same periods in 2005. The strong growth in deposits funded the growth in earning assets and enabled the Company to reduce average wholesale borrowings by $1.0 billion in the second quarter of 2006 and $1.4 billion for the six months ended June 30, 2006, as compared to the same periods in 2005. During both the second quarter of 2006 and six months ended June 30, 2006 average deposits funded 78% of average earning assets, compared to 72% for the second quarter of 2005 and 70% for the six months ended June 30, 2005.

In conjunction with the rise in benchmark rates, BancGroup’s cost of funding also increased during the period. The Company’s cost of deposits, including the impact of noninterest bearing demand deposits, increased 107 basis points for the second quarter of 2006 and 106 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005, while the cost of short-term borrowings increased 198 basis points for the second quarter of 2006 and 192 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005. The cost of long-term debt also increased 153 basis points for the second quarter of 2006 and 128 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005. The spread between the cost of wholesale borrowings and the cost of average interest bearing deposits widened to 191 and 182 basis points in the second quarter and six months ended June 30, 2006, respectively, compared to 125 and 124 basis points in the second quarter and six months ended June 30, 2005, respectively. As a result of an improved funding mix and deposit cost containment, the Company’s cost of funding, including the impact of noninterest bearing demand deposits, increased 113 basis points for the second quarter of 2006 and 107 basis points for the six months ended June 30, 2006, as compared to the same periods in 2005.

Loan Loss Provision

The provision for loan losses for the three months ended June 30, 2006 was $5.0 million compared to $9.0 million for the same period in 2005. Year to date loan loss provision for 2006 was $17.3 million compared to $14.9 million in 2005. Net charge-offs were $1.4 million and $11.2 million, or 0.04% annualized and 0.15% annualized as a percent of average net loans, for the three months and six months ended June 30, 2006, respectively, compared to $5.3 million and $12.3 million, or 0.15% annualized and 0.18% annualized as a percent of average net loans, for the same periods in 2005.

BancGroup had an allowance for loan losses of 1.14% of period end net loans at both June 30, 2006 and 2005. The allowance covered nonperforming assets by 649% at June 30, 2006 compared to 563% at June 30, 2005.

Noninterest Income

Core noninterest income increased $682 thousand, or 0.8%, for the six months ended June 30, 2006 and decreased $1.6 million, or 3.4%, for the three months ended June 30, 2006, over the same periods in 2005. Total noninterest income increased $1.1 million, or 1.2%, for the six months ended June 30, 2006 and decreased $15.7 million, or 25.9%, for the three months ended June 30, 2006, over the same periods in 2005.

	Six Months Ended June 30,				Three Months Ended June 30,
			Increase (decrease)				Increase (decrease)
	2006	2005	$	%	2006	2005	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$29,545	$28,459	$1,086	3.8%	$15,332	$14,827	$505	3.4%
Financial planning services	6,794	7,021	(227)	(3.2)	3,665	3,129	536	17.1
Electronic banking	8,386	7,426	960	12.9	4,279	3,927	352	9.0
Mortgage banking	6,680	4,961	1,719	34.7	3,783	2,940	843	28.7
Mortgage warehouse fees	12,283	4,702	7,581	161.2	6,021	3,919	2,102	53.6
Bank-owned life insurance	7,915	6,860	1,055	15.4	3,976	3,456	520	15.0
Goldleaf income	1,171	4,741	(3,570)	(75.3)	—	2,525	(2,525)	(100.0)
Net cash settlement of swap derivatives	—	6,298	(6,298)	(100.0)	—	2,802	(2,802)	(100.0)
Other income	13,600	15,224	(1,624)	(10.7)	7,817	8,917	(1,100)	(12.3)

Core noninterest income	86,374	85,692	682	0.8	44,873	46,442	(1,569)	(3.4)
Securities and derivatives gains (losses), net	4,228	(4,642)	8,870	191.1	—	(3,487)	3,487	100.0
Change in fair value of swap derivatives	—	1,690	(1,690)	(100.0)	—	8,034	(8,034)	(100.0)
Gain on sale of Goldleaf	2,829	—	2,829	100.0	—	—	—	—
Gain on sale of branches	—	9,608	(9,608)	(100.0)	—	9,608	(9,608)	(100.0)

Total noninterest income	$93,431	$92,348	$1,083	1.2%	$44,873	$60,597	$(15,724)	(25.9)%

Service charges on deposit accounts is comprised of service charges on consumer and commercial deposit accounts and insufficient funds fees. The increase in service charges on deposit accounts was driven by growth in the number of customer deposit accounts. Insufficient funds fees is the largest component of the increase for the three and six months ended June 30, 2006, as compared to the same periods in 2005.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The increase in financial planning services for the second quarter of 2006 was primarily due to an increase in the volume of fixed annuities and securities sales, partially offset by a decline in trust income and volume of insurance products sold. The decrease in financial planning services for the six months ended June 30, 2006 was primarily due to a decline in trust income and the volume of insurance products sold, partially offset by an increase in the volume of securities sales.

Electronic banking includes Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased primarily as the result of growth in the number of customer deposit accounts and increased check card usage, partially offset by a decrease in ATM network fees for both the three and six months ended June 30, 2006.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking income increased as a result of the Company’s focus on the business unit by adding mortgage loan originators and support personnel primarily in Florida. This increase in personnel helped drive total secondary market production volume up $99 million and $172 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.

The Company has sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits. The third-party conduits pay the Company servicing and other fees based on a percentage of the outstanding balance of the assets sold. The average balances of these assets sold increased from $830 million in the second quarter of 2005 to $1.5 billion in the second quarter of 2006, and from $454 million for the six months ended June 30, 2005 to $1.5 billion for the six months ended June 30, 2006. As a result, mortgage warehouse fees increased $2.1 million and $7.6 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. Mortgage warehouse fees also include fees received to provide mortgage document custodial services.

Income from bank-owned life insurance for the three and six months ended June 30, 2006, as compared to the same periods in 2005, increased primarily due to proceeds from death benefits.

Goldleaf income for the three and six months ended June 30, 2006 decreased from the same periods in 2005 because the Company sold its investment in Goldleaf during January 2006.

The net cash settlement of swap derivatives recorded during the three and six months ended June 30, 2005 were related to swaps not designated as hedging instruments.

The decrease in other income is primarily due to non-recurring gains on the sale of certain other assets in 2005.

In the first quarter of 2006, the Company recognized gains from the sale of securities of $1.7 million. The Company also had a gain of $2.5 million related to trading derivatives with total notional value of $155 million. The trading derivatives were terminated during the first quarter of 2006. The Company recorded no securities or derivatives gains or losses for the three months ended June 30, 2006. This compares to net losses on the sale of securities of $3.5 million and $4.6 million, for the three and six months ended June 30, 2005, respectively.

The Company recognized a gain from the change in fair value of swap derivatives of $8.0 million for the three months ended June 30, 2005, and $1.7 million for the six months ended June 30, 2005. These swaps were not designated as hedging instruments.

During the first quarter of 2006, the Company sold its investment in Goldleaf, recognizing a gain of $2.8 million on the sale.

BancGroup sold seven branches during the second quarter of 2005, four in Alabama and three in Tennessee. Approximately $18 million in loans and $139 million in deposits were included in the sale. Colonial recognized a $9.6 million gain on the sale of these branches.

Noninterest Expense

Noninterest expense decreased $756,000, or 0.6%, for the three months ended June 30, 2006 and increased $8.3 million, or 3.3%, for the six months ended June 30, 2006, as compared to the same periods in 2005. Annualized noninterest expense, excluding net losses on the early extinguishment of debt, to average assets was 2.39% for the three months ended June 30, 2006 and 2.36% for the six months ended June 30, 2006, as compared to 2.46% and 2.40% for the three and six months ended June 30, 2005, respectively.

	Six Months Ended June 30,		Increase (decrease)		Three Months Ended June 30,		Increase (decrease)
	2006	2005	$	%	2006	2005	$	%
	(Dollars in thousands)
Salaries and employee benefits	$139,708	$125,893	$13,815	11.0%	$70,915	$64,905	$6,010	9.3%
Occupancy expense of bank premises, net	31,940	29,296	2,644	9.0	16,406	15,268	1,138	7.5
Furniture and equipment expenses	23,299	20,437	2,862	14.0	11,907	10,723	1,184	11.0
Professional services	9,352	9,688	(336)	(3.5)	4,917	5,254	(337)	(6.4)
Amortization of intangible assets	6,108	5,491	617	11.2	3,051	3,186	(135)	(4.2)
Advertising	5,990	4,923	1,067	21.7	3,103	2,694	409	15.2
Communications	5,088	4,939	149	3.0	2,501	2,429	72	3.0
Merger related expenses	—	3,209	(3,209)	(100.0)	—	2,071	(2,071)	(100.0)
Net losses related to the early extinguishment of debt	—	7,877	(7,877)	(100.0)	—	5,587	(5,587)	(100.0)
Goldleaf expense	964	4,112	(3,148)	(76.6)	—	2,042	(2,042)	(100.0)
Other expenses	34,638	32,945	1,693	5.1	18,426	17,823	603	3.4

Total noninterest expense	$257,087	$248,810	$8,277	3.3%	$131,226	$131,982	$(756)	(0.6)%

BancGroup made two acquisitions during 2005 that are significant contributors to the Company’s year over year increases in noninterest expense. Union Bank of Florida (Union) was acquired on February 10, 2005, and FFLC Bancorp, Inc. (FFLC) was acquired on May 18, 2005.

Salaries and benefits increased for the three and six months ended June 30, 2006, over the same periods in 2005, primarily due to increased salaries associated with acquisitions and de novo branches, normal salary increases, increased stock based compensation and increased commissions and incentive plans compensation. The Company’s average full-time equivalent number of employees increased 100 and 179 for the three and six months ended June 30, 2006, as compared to the same periods in 2005. As of June 30, 2006, the Company had 4,667 full-time equivalent employees.

The increases in occupancy and equipment expense for the three and six months ended June 30, 2006 were primarily due to the impact of acquisitions, as well as de novo branches.

Advertising increased for the three and six months ended June 30, 2006, as compared to the same periods in 2005, as a result of the Company’s increased newspaper, radio and direct marketing efforts to increase customer accounts.

Merger related expenses in 2005 related to the acquisitions of Union and FFLC. BancGroup did not have any acquisitions during the first six months of 2006.

The net losses related to the early extinguishment of debt for the three and six months ended June 30, 2005, were a result of the early payoff of FHLB advances in the amount of $605 million and $805 million, respectively.

Goldleaf expenses decreased due to the sale of Goldleaf during January 2006.

The increases in other expense for the three and six months ended June 30, 2006, over the same periods in 2005, were primarily the result of small increases in a number of expense categories as a result of the increased size of BancGroup’s operations.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 34.0% and 33.4% estimated annual effective tax rate for the years 2006 and 2005, respectively. The provisions for income taxes for the three months ended June 30, 2006 and 2005 were $34.3 million and $31.7 million respectively. The year to date provisions for income taxes ended June 30, 2006 and 2005 were $67.8 million and $55.5 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note 13—Contingencies

Item 1A.	Risk Factors—No material changes from those previously reported in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2005

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—N/A

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders

On April 19, 2006, the annual meeting of the shareholders of Colonial BancGroup was held. The following numbered matters were considered by the shareholders and the following tables list the results of the shareholders’ votes. With respect to the election of directors, the table indicates the votes cast for or withheld for each director, and the percentage of the votes cast for each director out of the total number of votes cast. With respect to the other matters, each table indicates the votes abstaining or cast for or against a particular matter, and the percentage of votes cast for the matter out of the total outstanding or the total number of votes cast, as appropriate.

1. To elect the nominees named in the Proxy Statement as directors to serve terms of three years as set out therein.

The following directors were elected for a term expiring in 2009:

	For	Withheld	Percent for

Lewis E. Beville	122,222,324	7,771,834	94.0%
Deborah L. Linden	127,546,382	2,447,776	98.1%
John Ed Mathison	125,342,422	4,651,736	96.4%
Joe D. Mussafer	125,371,478	4,622,680	96.4%
Edward V. Welch	125,948,953	4,045,205	96.9%

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2008: Augustus K. Clements, III, Patrick F. Dye, Milton E. McGregor, William E. Powell, III, Simuel Sippial.

Directors whose terms expire in 2007: Robert S. Craft, Hubert L. Harris, Jr., Clinton O. Holdbrooks, Robert E. Lowder, John C. H. Miller, Jr., James W. Rane.

2. To ratify and approve an Amended and Restated Certificate of Incorporation for BancGroup. Specific changes included:

•	Article 3—the deletion of enumerated corporate powers to simplify the document.

•	Article 6, Part C—amending the powers of BancGroup’s Executive Committee to make them more consistent with the current language of Section 141(c)(2) of the Delaware General Corporation Law.

•	Article 6, Part C—amending the language setting forth the requirements for the membership of BancGroup’s audit committee to make it more consistent with current NYSE and SEC rules and regulations.

•	Article 6, Part D—amending the language describing the officers of BancGroup to make it possible to have a Chairman of the Board of Directors who is not also the Chief Executive Officer. The amendment still allows the same person to assume both offices, but would no longer require that the same person perform both roles.

•	Article 6, Part D—amending the offices and duties of the officers of BancGroup to reflect BancGroups’s current corporate structure.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Outstanding
129,146,060	360,380	487,717	83.7%

3. The re-approval of the material terms of the performance goals under BancGroup’s 2001 Long-Term Incentive Plan.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
116,504,933	12,898,655	590,561	89.6%

Item 5.    Other Information—N/A

Item 6.    Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant

4.1	Article 4 of Amended and Restated Certificate of Incorporation of the Registrant, filed as part of Exhibit 3.1, and incorporated herein by reference

10.1	Colonial Bank Management Team Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 19, 2006, and incorporated herein by reference.

10.2	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 19, 2006, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 4th day of August, 2006.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer