Form 10-Q
period 2006-09-30
COLONIAL BANCGROUP INC
filed 2006-11-08
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $2.50 Par Value	152,952,131

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition—September 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Income—Nine months ended September 30, 2006 and September 30, 2005, and three months ended September 30, 2006 and September 30, 2005	5

	Condensed Consolidated Statements of Comprehensive Income—Nine months ended September 30, 2006 and September 30, 2005, and three months ended September 30, 2006 and September 30, 2005	6

	Condensed Consolidated Statement of Changes in Shareholders’ Equity—Nine months ended September 30, 2006	7

	Condensed Consolidated Statements of Cash Flow—Nine months ended September 30, 2006 and September 30, 2005	8

	Notes to the Unaudited Condensed Consolidated Financial Statements—September 30, 2006	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURE		48

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$371,898	$429,549
Interest bearing deposits in banks	2,161	9,417
Federal funds sold	82,323	59,625
Securities purchased under agreements to resell	593,572	589,902
Securities available for sale	2,958,472	2,841,404
Investment securities (market value: 2006, $2,107; 2005, $3,126)	1,971	2,950
Loans held for sale	1,322,318	1,097,892
Total loans, net of unearned income:
Mortgage warehouse loans	282,985	483,701
Loans, excluding mortgage warehouse loans	15,232,710	14,416,163
Less:
Allowance for loan losses	(176,117)	(171,051)

Loans, net	15,339,578	14,728,813
Premises and equipment, net	372,980	340,201
Goodwill	627,207	635,413
Other intangibles, net	50,176	59,599
Other real estate owned	2,826	6,108
Bank-owned life insurance	354,004	345,842
Accrued interest and other assets	333,077	279,482

Total	$22,412,563	$21,426,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,849,718	$3,167,875
Interest bearing transaction accounts	6,188,859	5,845,068

Total transaction accounts	9,038,577	9,012,943
Time deposits	6,473,436	5,661,715
Brokered time deposits	283,199	808,791

Total deposits	15,795,212	15,483,449
Repurchase agreements	882,561	868,871
Federal funds purchased and other short-term borrowings	1,285,000	673,925
Subordinated debt	383,662	391,347
Junior subordinated debt	299,108	307,446
Other long-term debt	1,595,621	1,640,038
Accrued expenses and other liabilities	147,298	128,430

Total liabilities	20,388,462	19,493,506

Contingencies and commitments (Notes 7 and 13)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both September 30, 2006 and December 31, 2005	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both September 30, 2006 and December 31, 2005	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 156,196,005 and 155,602,747 shares issued and 153,244,378 and 154,242,820 outstanding at September 30, 2006 and December 31, 2005, respectively	390,490	389,007
Additional paid in capital	761,933	759,704
Retained earnings	989,255	868,515
Treasury stock, at cost (2,951,627 shares at September 30, 2006 and 1,359,927 shares at December 31, 2005)	(71,594)	(31,510)
Unearned compensation	—	(6,430)
Accumulated other comprehensive loss, net of taxes	(45,983)	(46,595)

Total shareholders’ equity	2,024,101	1,932,691

Total	$22,412,563	$21,426,197

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$331,213	$263,343	$931,415	$701,947
Interest and dividends on securities	38,707	34,340	111,590	120,770
Interest on federal funds sold and other short-term investments	11,387	10,455	32,427	18,397

Total interest income	381,307	308,138	1,075,432	841,114

Interest Expense:
Interest on deposits	125,346	76,968	336,192	183,020
Interest on short-term borrowings	30,154	22,359	68,934	60,803
Interest on long-term debt	35,255	23,545	99,507	74,632

Total interest expense	190,755	122,872	504,633	318,455

Net Interest Income	190,552	185,266	570,799	522,659
Provision for loan losses	1,450	6,007	18,742	20,946

Net Interest Income After Provision for Loan Losses	189,102	179,259	552,057	501,713

Noninterest Income:
Service charges on deposit accounts	16,642	15,325	46,187	43,784
Financial planning services	3,944	3,600	10,738	10,621
Electronic banking	4,470	3,890	12,856	11,316
Mortgage banking	3,154	4,456	9,834	9,417
Mortgage warehouse fees	6,105	4,523	18,388	9,225
Bank-owned life insurance	4,242	3,621	12,157	10,481
Goldleaf income	—	2,750	1,171	7,491
Net cash settlement of swap derivatives	—	2,514	—	8,812
Securities and derivatives gains (losses), net	156	—	4,384	(4,642)
Change in fair value of swap derivatives	—	(7,072)	—	(5,382)
Gain on sale of Goldleaf	—	—	2,829	—
Gain on sale of branches	—	—	—	9,608
Other income	7,249	5,719	20,849	20,943

Total noninterest income	45,962	39,326	139,393	131,674

Noninterest Expense:
Salaries and employee benefits	72,472	70,204	212,180	196,097
Occupancy expense of bank premises, net	17,188	15,990	49,128	45,286
Furniture and equipment expenses	12,333	11,456	35,632	31,893
Professional services	4,340	5,487	13,692	15,176
Amortization of intangible assets	3,051	2,970	9,159	8,461
Advertising	2,278	3,591	8,268	8,513
Communications	2,838	2,601	7,926	7,541
Merger related expenses	—	613	—	3,822
Goldleaf expense	—	2,307	964	6,419
Net losses related to the early extinguishment of debt	—	1,673	—	9,550
Other expenses	17,485	17,072	52,123	50,016

Total noninterest expense	131,985	133,964	389,072	382,774

Income before income taxes	103,079	84,621	302,378	250,613
Applicable income taxes	35,047	28,145	102,808	83,618

Net Income	$68,032	$56,476	$199,570	$166,995

Earnings per share:
Basic	$0.44	$0.37	$1.30	$1.13
Diluted	$0.44	$0.36	$1.29	$1.12
Average number of shares outstanding:
Basic	153,813	153,721	153,968	147,450
Diluted	154,954	155,510	155,217	149,171
Dividends declared per share	$0.17	$0.1525	$0.51	$0.4575

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$68,032	$56,476	$199,570	$166,995
Other comprehensive income, net of taxes:
Unrealized gains (losses) on securities available for sale arising during the period, net of income taxes of $(29,533) and $(467) in 2006 and $10,205 and $12,587 in 2005, respectively	54,848	(19,004)	868	(23,375)
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $54 and $660 in 2006 and $0 and $(1,625) in 2005, respectively	(102)	—	(1,227)	3,017
Unrealized (losses) gains, net of reclassification adjustments, on cash flow hedging instruments, net of income taxes of $(853) and $1,267 in 2006 and $3,727 and $3,867 in 2005, respectively	1,584	(6,888)	(2,354)	(7,147)
Additional minimum pension liability adjustment, net of income taxes of $(335) and $(1,675) in 2006	665	—	3,325	—

Comprehensive income	$125,027	$30,584	$200,182	$139,490

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2005	154,242,820	$389,007	$759,704	$(31,510)	$868,515	$(6,430)	$(46,595)	$1,932,691
Adoption of SFAS 123(R)			(6,430)			6,430		—
Shares issued under:
Directors plan	58,270	146	869					1,015
Stock option plans	414,142	1,035	3,781					4,816
Restricted stock plan, net	98,342	246	(246)					—
Employee Stock Purchase Plan	22,504	56	510					566
Excess tax benefit from stock-based compensation			1,068					1,068
Stock-based compensation expense			2,677					2,677
Purchase of common stock	(1,591,700)			(40,084)				(40,084)
Net income					199,570			199,570
Cash dividends ($0.51 per share)					(78,830)			(78,830)
Change in unrealized loss on securities available for sale, net of taxes							(359)	(359)
Change in unrealized loss on derivative instruments used as cash flow hedges, net of taxes and reclassification adjustments							(2,354)	(2,354)
Additional minimum pension liability adjustment, net of taxes							3,325	3,325

Balance, September 30, 2006	153,244,378	$390,490	$761,933	$(71,594)	$989,255	$—	$(45,983)	$2,024,101

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net income	$199,570	$166,995
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	8,503	5,839
Change in fair value of swap derivatives	—	5,382
Provision for loan losses	18,742	20,946
Deferred taxes	(884)	2,580
(Gains) losses on securities and derivatives, net	(4,384)	4,642
Gains on sales of other assets	(1,689)	(3,339)
Gain on sale of branches	—	(9,608)
Gain on sale of Goldleaf	(2,829)	—
Net increase in loans held for sale	(224,426)	(121,474)
Increase in interest and other receivables	(21,187)	(15,262)
(Increase) decrease in prepaids	(4,706)	10,614
Increase in other assets	(30,560)	(19,853)
Decrease in accrued expenses & accounts payable	(9,802)	(37,669)
Increase in accrued income taxes	6,736	2,615
Increase in interest payable	21,333	8,480
Excess tax benefit from stock based compensation	(1,068)	—
Other, net	1,495	814

Total adjustments	(244,726)	(145,293)

Net cash from operating activities	(45,156)	21,702

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	168,965	319,820
Proceeds from sales of securities available for sale	625,152	1,362,696
Purchases of securities available for sale	(911,412)	(681,434)
Proceeds from maturities of investment securities	990	3,088
Increase in securities purchased under agreements to resell	(3,670)	(385,917)
Net increase in loans excluding proceeds from sales of interests in mortgage warehouse loans	(603,595)	(1,045,529)
Proceeds from sales of interests in mortgage warehouse loans	—	760,620
Net cash paid in bank acquisitions	—	(114,873)
Net cash paid in branch divestiture	—	(110,202)
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	10,558	—
Capital expenditures	(62,796)	(29,027)
Proceeds received from life insurance	7,394	—
Proceeds from sales of other real estate owned	10,497	9,425
Proceeds from sales of premises and equipment	4,062	2,391
Proceeds from sales of other assets	6,613	5,409
Net investment in affiliates	(17,083)	(9,813)

Net cash from investing activities	(764,325)	86,654

Cash flows from financing activities:
Net increase in demand, savings and time deposits	310,399	2,075,888
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	624,765	(1,749,062)
Proceeds from issuance of long-term debt	200,000	751,502
Repayment of long-term debt	(255,428)	(1,122,562)
Purchase of common stock	(40,084)	(31,510)
Proceeds from issuance of common stock	5,382	6,652
Proceeds from issuance of shares under forward equity sales agreement	—	179,575
Excess tax benefit from stock-based compensation	1,068	—
Dividends paid	(78,830)	(66,187)

Net cash from financing activities	767,272	44,296

Net (decrease) increase in cash and cash equivalents	(42,209)	152,652
Cash and cash equivalents at the beginning of the year	498,591	382,877

Cash and cash equivalents at September 30	$456,382	$535,529

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$477,127	$310,468
Taxes	103,425	74,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$7,786	$7,256
Assets (non-cash) acquired in business combinations	—	2,335,163
Liabilities assumed in business combinations	—	1,946,153
Assets (non-cash) sold in Goldleaf divestiture	12,236	—
Liabilities sold in Goldleaf divestiture	4,507	—
Assets acquired under capital leases	2,663	—

See Notes to the Unaudited Condensed Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (referred to herein as “BancGroup”, “Colonial”, or the “Company”) are detailed in the Company’s 2005 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2006 the Company changed certain of those policies as a result of the adoption of new accounting standards. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2005 Annual Report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of September 30, 2006 and December 31, 2005 and the results of operations and cash flows for the interim periods ended September 30, 2006 and 2005. All 2006 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

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

The adoption of SFAS 123(R) had the following effects on the Company’s financial results for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Income before taxes	$(469)	$(1,469)
Net income	(428)	(1,364)
Basic earnings per share	(0.00)	(0.01)
Diluted earnings per share	(0.00)	(0.01)
Cash flows from operating activities	(450)	(1,068)
Cash flows from financing activities	450	1,068

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) recognized under the fair value method during the three and nine months ended September 30, 2006 was $872,000 and $2.7 million, respectively. The related income tax benefit was $189,000 and $552,000, respectively. Pro forma financial information as if compensation cost had been recognized under the fair value method for the three and nine months ended September 30, 2005 is as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(Dollars in thousands, except per share data)
Net income:
As reported	$56,476	$166,995
Add: Stock-based employee compensation expense determined under intrinsic value method included in reported net income, net of tax	204	649
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(594)	(1,883)

Pro forma net income	$56,086	$165,761

Basic earnings per share:
As reported	$0.37	$1.13
Pro forma	$0.36	$1.12
Diluted earnings per share:
As reported	$0.36	$1.12
Pro forma	$0.36	$1.11

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30, 2006	Three months ended September 30, 2005
Expected option term	5.33 years	5 years
Weighted average expected volatility	23.11%	24.90%
Weighted average risk-free interest rate	4.81%	4.04%
Weighted average expected annual dividend yield	2.70%	2.62%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Expected option term	5.33 years	5 years
Weighted average expected volatility	22.81%	24.90%
Weighted average risk-free interest rate	4.82%	3.86%
Weighted average expected annual dividend yield	2.70%	2.83%

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For options granted during the nine months ended September 30, 2006, the expected option term was determined based upon the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The risk-free rate was determined based on the interpolated rate as of the grant date of a zero coupon treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2006 and the Company’s stock price as of December 31, 2005.

For options granted during the nine months ended September 30, 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The risk-free rate was determined based on the rate of a constant maturity treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2005 and the Company’s stock price as of the grant date.

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

This Statement is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The requirement to recognize and initially measure servicing assets and liabilities at fair value should be applied prospectively to all transactions after the adoption of the Statement. The changes required by SFAS 156 are not expected to have a material impact on the Company’s financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R), which affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. The guidance in the FSP is to be applied prospectively to all entities with which the enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The changes required by FSP FIN 46(R)-6 did not have a material impact on the Company’s financial statements.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. BancGroup does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions. Moreover, that guidance was dispersed among the many accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances.

SFAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of the Statement will be applied prospectively as of the effective date, except in limited circumstances in which the provisions will be applied retrospectively to certain securities and financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. The changes required by SFAS 157 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to fully recognize the overfunded or underfunded status of defined benefit pension plans as assets or liabilities, respectively. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation. In addition, SFAS 158 requires companies to measure plan assets and benefit obligations as of year-end. Currently, companies are permitted to choose a measurement date up to three months prior to year-end. The provision to require recognition of the funded status of the plan will be effective for fiscal years ending after December 15, 2006. The provision to require measurement of assets and obligations at year-end will be effective for fiscal years ending after December 15, 2008. The measurement date utilized by BancGroup for its pension plan is the Company’s year end. On December 31, 2005, BancGroup closed its pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. The changes required by SFAS 158 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Issue 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of Issue 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. The changes required by Issue 06-4 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the EITF reached a final consensus on Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 85-4, Accounting for Purchases of Life Insurance. Issue 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Also, in determining the amount that could be realized, companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. The consensus is effective for fiscal years beginning after December 15, 2006. Entities will have the option of applying the provisions of Issue 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. The changes required by Issue 06-5 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 is effective for financial statements of fiscal years ending after November 15, 2006. The changes required by SAB 108 are not expected to have a material impact on the Company’s financial statements.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at September 30, 2006	Carrying Value at December 31, 2005
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$166,523	$184,557
Mortgage-backed securities of Government Sponsored Entities	358,133	359,691
Collateralized mortgage obligations of Government Sponsored Entities	874,170	698,763
Private collateralized mortgage obligations	1,362,284	1,412,004
Obligations of state and political subdivisions	44,437	42,056
Other	152,925	144,333

Total securities available for sale	2,958,472	2,841,404

Investment securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	500	500
Mortgage-backed securities of Government Sponsored Entities	772	957
Collateralized mortgage obligations of Government Sponsored Entities	11	13
Obligations of state and political subdivisions	688	1,480

Total investment securities	1,971	2,950

Total securities	$2,960,443	$2,844,354

The following table reflects gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury obligations and direct obligations of U.S. Government Sponsored Entities	$—	$—	$166,523	$(8,477)	$166,523	$(8,477)
Mortgage-backed securities of Government Sponsored Entities	75,445	(139)	222,180	(11,061)	297,625	(11,200)
Collateralized mortgage obligations of Government Sponsored Entities	264,576	(1,593)	433,900	(12,420)	698,476	(14,013)
Private collateralized mortgage obligations	247,037	(1,971)	866,496	(22,510)	1,113,533	(24,481)
Obligations of state and political subdivisions	2,228	(3)	3,897	(17)	6,125	(20)

Total temporarily impaired securities	$589,286	$(3,706)	$1,692,996	$(54,485)	$2,282,282	$(58,191)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, there were 196 securities with an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

Note 4: Loans

A summary of the major categories of loans outstanding is shown in the table below.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial, financial, agricultural	$1,116,029	$1,107,494
Commercial real estate	4,340,496	4,424,465
Real estate construction	6,308,354	5,483,424
Residential real estate	3,051,965	3,048,007
Consumer and other loans	435,338	372,470

Total loans, excluding mortgage warehouse loans	15,252,182	14,435,860
Mortgage warehouse loans	282,985	483,701

Total loans	15,535,167	14,919,561
Less: unearned income	(19,472)	(19,697)

Total loans, net of unearned income	$15,515,695	$14,899,864

Note 5: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

September 30, 2006
(Dollars in thousands)
Balance, January 1	$171,051
Provision charged to income	18,742
Loans charged off	(24,479)
Recoveries	10,803

Balance, September 30	$176,117

Note 6: Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sold interests in those assets to third-party commercial paper conduits (conduits).

During the third quarter of 2006, the Company sold an additional $500 million to the conduits, bringing the total outstanding balance to $2.0 billion at September 30, 2006. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the third quarter of 2006, the Company recognized approximately $5.1

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of noninterest income related to these transactions, of which approximately $4.4 million was servicing income, and received $5.0 million in cash. For the nine months ended September 30, 2006, the Company recognized approximately $16.1 million of noninterest income related to these transactions, of which approximately $11.9 million was servicing income, and received $16.4 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of September 30, 2006		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)	Average Balance	Net Credit Losses(1)
	(Dollars in thousands)
Mortgage warehouse loans:
Assets managed	$682,722	$—	$717,199	$—	$845,047	$—
less: interests sold, with servicing retained	399,737	—	378,380	—	464,859	—

Assets held in portfolio	$282,985	$—	$338,819	$—	$380,188	$—

Loans held for sale:
Assets managed	$2,922,581	$—	$3,018,509	$—	$2,453,401	$—
less: interests sold	1,600,263	—	1,339,011	—	1,108,401	—

Assets held in portfolio	$1,322,318	$—	$1,679,498	$—	$1,345,000	$—

(1)	Represents net charge-offs.

Note 7: Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank, N.A. generally to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment by Colonial Bank, N.A. to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank, N.A. guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of September 30, 2006 was not material to the Company’s consolidated balance sheet. At September 30, 2006, Colonial Bank, N.A. had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was approximately $338 million.

Note 8: Variable Interest Entities

Colonial invested in five variable interest entities during the first nine months of 2006. Four of the entities were formed for the purpose of developing residential real estate and one entity provides home automation

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products. One of the investments in a residential real estate developer was sold in the second quarter of 2006. The entities are not required to be consolidated under the guidance of FIN 46(R). The four remaining investments had total assets of $23.1 million, and the Company’s maximum exposure to loss totaled $19.8 million at September 30, 2006.

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

Interest Rate Swaps

Fair Value Hedges

At September 30, 2006, BancGroup had interest rate swap positions hedging subordinated debt and brokered CDs. The notional amounts and fair values of all interest rate swaps as of September 30, 2006 are shown below:

	September 30, 2006
	Notional Amount	Fair Value
	(Dollars in thousands)
Interest rate swaps hedging subordinated debt	$337,292	$(1,459)
Interest rate swaps hedging brokered CDs	26,000	(26)

	$363,292	$(1,485)

The Company enters into fair value hedges to effectively convert the interest rates of certain instruments from fixed to floating. The Company recognized losses due to hedge ineffectiveness of approximately $78,000 for the three months ended September 30, 2006 and approximately $205,000 for the nine months ended September 30, 2006. There were no hedging gains or losses resulting from hedge ineffectiveness recognized for the three or nine months ended September 30, 2005.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used in cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (ending in June of 2008). The estimated amount of losses to be reclassified into earnings within the next 12 months is $6.3 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three or nine months ended September 30, 2006 or September 30, 2005.

Commitments to Originate and Sell Mortgage Loans

BancGroup, as part of its retail mortgage loan production activities, routinely enters into short-term commitments to originate loans (commonly referred to as interest rate locks). Many of these loans will be sold to

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third parties upon closing. For those loan commitments, the Company enters into an individual forward sales commitment at the same time the commitment to originate is finalized. While the forward sales commitments function as an economic offset and effectively eliminate the Company’s financial risk of rate changes during the rate lock period, both the commitment to originate mortgage loans that will be sold and the commitment to sell the mortgage loans are derivatives, the fair values of which are substantially equal and offsetting. The fair values are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $9.1 million at September 30, 2006. The fair value of the origination commitments was a gain of approximately $76,000 at September 30, 2006, which was offset by a loss of approximately $76,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company has designated these commitments as fair value hedges of the short-term participations. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at September 30, 2006 were $46 million and $1.3 billion, respectively. The fair value of the sales commitments related to retail mortgage loans held for sale was immaterial. The fair value of the forward sales commitments on the short-term participations was a loss of $4 million at September 30, 2006, which was offset by a gain of $4 million on the short-term participations.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding at September 30, 2006.

Note 10: Long-Term Borrowings

During the quarter, Colonial modified $1.05 billion in long-term FHLB advances bearing interest at a weighted average rate of 5.90% and with a weighted average remaining maturity of 6.05 years into new advances bearing interest at a weighted average rate of 4.74% and with a weighted average maturity of 20 years. In addition, Colonial redeemed $8 million in trust preferred securities, which carried an interest rate of prime plus 1.25%.

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

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Pension Plan

BancGroup and its subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and fixed the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. During the third quarter of 2006, BancGroup contributed $1.9 million to the plan. Based on current actuarial projections, BancGroup will not be required to make, and does not expect to make, any additional contributions to the plan in the fourth quarter of 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$—	$1,791	$—	$5,247
Interest cost	(361)	1,130	2,001	3,304
Expected return on plan assets	513	(1,230)	(2,873)	(3,680)
Amortization of prior service cost	—	2	—	7
Amortization of actuarial loss	—	262	—	810

Net periodic benefit cost	$152	$1,955	$(872)	$5,688

Note 12: Stock-Based Compensation

The Company has a long-term incentive compensation plan which permits the granting of various types of incentive stock-based awards including stock options, restricted stock, stock appreciation rights and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. A total of 10,000,000 shares of BancGroup common stock are authorized to be issued under the plan. As of September 30, 2006, 6,470,538 shares remain eligible to be granted under the plan. The terms of the plan stipulate that the exercise price of incentive stock options may not be less than the fair market value of BancGroup common stock on the date they are granted, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of BancGroup common stock on the date of grant. All options expire no more than ten years from the date of grant, or three months after an employee’s termination. Options become exercisable on a pro-rata basis over a period of five years. Restricted stock awards typically vest over a five-year period unless they are subject to specific performance criteria. There have been no stock appreciation rights or performance units granted under the plan.

Prior to the long-term incentive plan that is currently in place, the Company had other incentive plans which permitted the granting of various types of stock-based awards. The awards granted under those plans may still be exercised, however no new awards may be granted. As of September 30, 2006, there were 1,176,185 stock options still outstanding from those plans.

Pursuant to various business combinations, BancGroup has assumed incentive and nonqualified stock options according to the respective exchange ratios.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes BancGroup’s stock option activity since December 31, 2004:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,866,949	$13.85

Granted	683,619	18.51
Exercised	(646,236)	11.21
Cancelled	(308,970)	17.20

Outstanding at December 31, 2005	3,595,362	$14.89

Granted	619,414	25.30
Exercised	(456,742)	11.55
Cancelled	(128,800)	17.92

Outstanding at September 30, 2006	3,629,234	$17.01

The following table provides additional information about BancGroup’s stock-based awards:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(Dollars in thousands, except weighted average per share amounts)
Weighted average grant date fair value of options granted	$5.60	$5.58
Total intrinsic value of options exercised	2,756	6,185
Total cash received from options exercised	2,134	5,273
Total fair value of options vested	100	391
Total fair value of restricted stock vested	58	216

	As of September 30, 2006
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable
	(Dollars in thousands, except weighted average per share amounts)
Number	3,629,234	2,738,706	1,864,510
Weighted average exercise price	$17.01	$16.01	$12.71
Aggregate intrinsic value	$27,168	$23,257	$21,887
Weighted average remaining contractual life	6.47 years	6.03 years	4.68 years

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes BancGroup’s restricted stock activity since December 31, 2004:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	108,755	$12.11

Granted	447,000	20.65
Vested	(50,057)	11.71
Cancelled	(118,065)	17.98

Nonvested at December 31, 2005	387,633	$20.22

Granted	105,899	25.42
Vested	(14,686)	14.68
Cancelled	(7,557)	12.45

Nonvested at September 30, 2006	471,289	$21.69

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $9.6 million. That cost is expected to be recognized over a weighted average period of four years. Windfall tax benefits realized during the nine months ended September 30, 2006 related to the exercise of stock options and vesting of restricted stock were $1.1 million.

In 1987, BancGroup adopted the Restricted Stock Plan for Directors (Directors Plan) whereby directors of BancGroup and its subsidiary banks may receive common stock in lieu of cash director fees. The election to participate in the Directors Plan is made at the inception of the director’s term except for BancGroup directors who make their election annually. Shares earned under the plan for regular fees are issued quarterly while supplemental fees are issued annually. All shares become vested at the expiration of the director’s term. During 2005 and the nine months ended September 30, 2006, respectively, 49,356 and 58,270 shares of common stock were issued under the Directors Plan, representing approximately $859,000 and $1.0 million in directors’ fees.

In 1994, BancGroup adopted the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 and not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. As of September 30, 2006, approximately 227,000 shares remain eligible to be issued. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan.

Note 13: Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation pending at September 30, 2006 will have a material adverse effect on BancGroup’s consolidated financial statements or the results of operations.

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Dollars and shares in thousands, except per share amounts)
2006
Basic EPS	$68,032	153,813	$0.44	$199,570	153,968	$1.30
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,141			1,249

Diluted EPS	$68,032	154,954	$0.44	$199,570	155,217	$1.29

2005
Basic EPS	$56,476	153,721	$0.37	$166,995	147,450	$1.13
Effect of dilutive instruments:
Options and nonvested stock bonus awards		1,789			1,721

Diluted EPS	$56,476	155,510	$0.36	$166,995	149,171	$1.12

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 955,000 for both the three months and nine months ended September 30, 2006 and 63,875 for both the three months and nine months ended September 30, 2005. The increase in antidilutive securities in 2006 is related to the adoption of SFAS 123(R) and the mechanics of the dilution calculation. As a result of adopting SFAS 123(R), Colonial recognizes compensation expense for all stock options. The mechanics of the EPS calculations incorporate future compensation expense to be recognized as a portion of proceeds on the options which may cause the options to be antidilutive, although the options have current intrinsic value (i.e. the exercise price is less than the average market price for the period). As a result, Colonial’s number of antidilutive securities increased.

Note 15: Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides funding to mortgage origination companies. The Company reports Corporate/Treasury/Other which includes the investment securities portfolio, nondeposit funding activities including long- term debt, short-term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations and certain support activities not currently allocated to the aforementioned segments. In addition, Corporate/Treasury/Other includes income from bank-owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s financial planning business.

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. For 2006, the provision for loan losses included in each banking segment is based on its actual net charge-off experience. The provision included in the mortgage warehouse segment remained consistent with the prior year. During 2005, the provision for loan losses included in each segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Results for prior periods have been restated for comparability.

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands)
Three Months Ended September 30, 2006
Net interest income before intersegment income / expense	$89,374	$45,837	$28,027	$20,223	$13,376	$22,288	$(28,573)	$190,552
Intersegment interest income/ expense	1,432	(27,948)	9,972	(7,064)	(1,352)	(8,639)	33,599	—

Net interest income	90,806	17,889	37,999	13,159	12,024	13,649	5,026	190,552
Provision for loan losses	(2,641)	(404)	4,649	166	70	106	(496)	1,450
Noninterest income	15,802	6,688	12,069	2,256	1,764	1,441	5,942	45,962
Noninterest expense	50,861	2,002	21,306	5,946	5,756	7,260	38,854	131,985

Income/(loss) before income taxes	$58,388	$22,979	$24,113	$9,303	$7,962	$7,724	$(27,390)	103,079

Income taxes								35,047

Net Income								$68,032

Total Assets	$10,291,839	$2,261,096	$3,883,871	$1,400,381	$948,537	$1,372,061	$2,254,778	$22,412,563
Total Deposits	$8,857,603	$479,093	$3,776,118	$845,915	$749,334	$662,800	$424,349	$15,795,212

Three Months Ended September 30, 2005
Net interest income before intersegment income / expense	$86,678	$33,987	$31,694	$17,392	$13,022	$17,458	$(14,965)	$185,266
Intersegment interest income/ expense	(3,952)	(16,498)	6,044	(4,849)	(1,380)	(5,407)	26,042	—

Net interest income	82,726	17,489	37,738	12,543	11,642	12,051	11,077	185,266
Provision for loan losses	1,802	22	532	150	430	588	2,483	6,007
Noninterest income	14,382	5,034	11,347	2,306	1,619	1,541	3,097	39,326
Noninterest expense	48,888	1,792	22,225	5,738	5,260	6,649	43,412	133,964

Income/(loss) before income taxes	$46,418	$20,709	$26,328	$8,961	$7,571	$6,355	$(31,721)	84,621

Income taxes								28,145

Net Income								$56,476

Total Assets	$9,487,158	$2,189,969	$3,919,235	$1,310,060	$877,071	$1,183,415	$2,149,872	$21,116,780
Total Deposits	$8,034,988	$628,168	$3,797,728	$803,144	$637,071	$532,875	$835,851	$15,269,825

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(Dollars in thousands)
Nine Months Ended September 30, 2006
Net interest income before intersegment income/ expense	$272,792	$117,213	$90,393	$59,969	$39,256	$63,163	$(71,987)	$570,799
Intersegment interest income/ expense	2,012	(67,480)	24,541	(19,903)	(2,878)	(22,764)	86,472	—

Net interest income	274,804	49,733	114,934	40,066	36,378	40,399	14,485	570,799
Provision for loan losses	2,067	(1,174)	11,006	(51)	131	485	6,278	18,742
Noninterest income	45,684	19,906	33,188	7,575	4,989	3,693	24,358	139,393
Noninterest expense	150,945	6,392	62,628	18,179	17,036	20,738	113,154	389,072

Income/(loss) before income taxes	$167,476	$64,421	$74,488	$29,513	$24,200	$22,869	$(80,589)	302,378

Income taxes								102,808

Net Income								$199,570

Nine Months Ended September 30, 2005
Net interest income before intersegment income/ expense	$241,972	$77,964	$91,305	$50,023	$36,182	$47,262	$(22,049)	$522,659
Intersegment interest income/ expense	(5,008)	(31,231)	22,872	(12,128)	(3,934)	(13,235)	42,664	—

Net interest income	236,964	46,733	114,177	37,895	32,248	34,027	20,615	522,659
Provision for loan losses	7,699	436	3,201	450	1,282	1,741	6,137	20,946
Noninterest income	38,415	10,633	43,205	6,443	4,392	3,946	24,640	131,674
Noninterest expense	131,776	5,059	66,452	16,799	15,177	18,468	129,043	382,774

Income/(loss) before income taxes	$135,904	$51,871	$87,729	$27,089	$20,181	$17,764	$(89,925)	250,613

Income taxes								83,618

Net Income								$166,995

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

For options granted during the three and nine months ended September 30, 2006, the expected option term was determined based upon of the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The resulting expected option term was 5.33 years. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The resulting weighted average expected volatility was 23.1% and 22.8% for the three and nine months ended September 30, 2006, respectively. The expected forfeiture rate was determined based on analysis of the Company’s historical experience with employees’ pre-vesting termination behavior.

For options granted during the three and nine months ended September 30, 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The resulting expected option term was 5 years. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The resulting weighted average expected volatility was 24.9% for the three and nine months ended September 30, 2005.

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $9.6 million. That cost is expected to be recognized over a weighted average period of four years.

Overview

The Colonial BancGroup, Inc. is a $22 billion financial services company providing diversified services including retail and commercial banking, financial planning services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At September 30, 2006, BancGroup’s branch network consisted of 303 offices in Florida, Alabama, Georgia, Nevada and Texas.

BancGroup is primarily a Florida bank with more of its assets in Florida than in any other state. The following chart includes the Company’s approximate assets, deposits and branches by state as of September 30, 2006.

	% of total Assets	% of total Deposits	Branches
Florida	56%	59%	165
Alabama	18%	24%	92
Georgia	6%	5%	18
Nevada	4%	5%	15
Texas	6%	4%	13
Corporate/Other	10%	3%	—

Total	100%	100%	303

Colonial earned record earnings per diluted share of $0.44 for the quarter ended September 30, 2006, a 22% increase over the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the Company reported earnings per diluted share of $1.29, a 15% increase over the same period in 2005. The Company also reported record net income of $68 million for the quarter ended September 30, 2006, a 20% increase over the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the Company reported net income of $200 million, a 20% increase over the same period in 2005.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2005 to September 30, 2006 are as follows:

	December 31, 2005 to September 30, 2006 Increase (Decrease)
	Amount	%
	(Dollars in thousands)
Securities available for sale and investment securities	$116,089	4.1%
Loans held for sale	224,426	20.4%
Total loans:
Mortgage warehouse loans	(200,716)	(41.5)%
Loans, excluding mortgage warehouse loans	816,547	5.7%

Total loans, net of unearned income	615,831	4.1%
Total assets	986,366	4.6%
Mortgage warehouse assets	21,552	1.0%
Total deposits:
Non-time deposits	25,634	0.3%
Time deposits	811,721	14.3%
Brokered time deposits	(525,592)	65.0%

Total deposits	311,763	2.0%
Short-term borrowings	624,765	40.5%
Long-term debt	(60,440)	(2.6)%
Shareholders’ equity	91,410	4.7%

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at September 30, 2006	Carrying Value at December 31, 2005
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$166,523	$184,557
Mortgage-backed securities of Government Sponsored Entities	358,133	359,691
Collateralized mortgage obligations of Government Sponsored Entities	874,170	698,763
Private collateralized mortgage obligations	1,362,284	1,412,004
Obligations of state and political subdivisions	44,437	42,056
Other	152,925	144,333

Total securities available for sale	2,958,472	2,841,404

Investment securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	500	500
Mortgage-backed securities of Government Sponsored Entities	772	957
Collateralized mortgage obligations of Government Sponsored Entities	11	13
Obligations of state and political subdivisions	688	1,480

Total investment securities	1,971	2,950

Total securities	$2,960,443	$2,844,354

Securities to total assets	13.2%	13.3%

Average duration (excluding equities)	4.33 years	3.51 years

BancGroup sold approximately $151 million and $632 million of securities for the three and nine months ended September 30, 2006, respectively. These sales and other maturities and paydowns were replaced with approximately $209 million and $895 million of new securities for the three and nine months ended September 30, 2006, respectively. The securities purchased were selected for their impact on the Company’s interest rate sensitivity. Unrealized net losses on securities available for sale increased to a pretax loss of $53.7 million at September 30, 2006 from a pretax loss of $53.1 million at December 31, 2005.

Loans

Total loans, net of unearned income and excluding mortgage warehouse loans, increased by $817 million, or 7.6% annualized, from the end of 2005. This growth was mainly attributable to increases in construction and residential real estate in the Florida segment. Mortgage warehouse loans ended the third quarter of 2006 at $283 million compared to $484 million at the end of 2005. The decrease in mortgage warehouse loans is due to increased customer demand for other funding arrangements. Refer to the “Mortgage Warehouse Assets” section of management’s discussion and analysis for additional information.

The following table reflects the Company’s loan mix:

Gross Loans By Category

	September 30, 2006	% of Total	December 31, 2005	% of Total
	(Dollars in thousands)
Commercial, financial, agricultural	$1,116,029	7.2%	$1,107,494	7.4%
Commercial real estate	4,340,496	27.9%	4,424,465	29.7%
Real estate construction	6,308,354	40.6%	5,483,424	36.8%
Residential real estate	3,051,965	19.7%	3,048,007	20.4%
Consumer and other loans	435,338	2.8%	372,470	2.5%

Total loans, excluding mortgage warehouse loans	15,252,182		14,435,860
Mortgage warehouse loans	282,985	1.8%	483,701	3.2%

Total loans	15,535,167	100.0%	14,919,561	100.0%

Less: unearned income	(19,472)		(19,697)

Total loans, net of unearned income	$15,515,695		$14,899,864

Management believes that its existing distribution of commercial real estate and construction loans, whether grouped geographically, by industry or by borrower, does not present significant concentration risk to BancGroup. The current distribution of commercial real estate and construction loans remains diverse in location, size and collateral function. This diversification, in addition to our emphasis on quality underwriting, serves to mitigate the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at September 30, 2006:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$794		$633
Geographic Diversity (by property location)
Florida	$3,429,898	54.4%	$2,510,864	57.9%
Alabama	670,066	10.6%	707,233	16.3%
Georgia	641,764	10.2%	394,467	9.1%
Texas	779,026	12.3%	217,405	5.0%
Nevada	450,320	7.1%	218,716	5.0%
Other	337,280	5.4%	291,811	6.7%

Total	$6,308,354	100.0%	$4,340,496	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	27.9%	11.3%	Retail	25.3%	7.0%
Land Only	23.2%	9.4%	Office	20.9%	5.8%
Residential Home Construction	16.1%	6.6%	Warehouse	13.7%	3.8%
Condominium	7.2%	2.9%	Multi-family	9.0%	2.5%
Commercial Development	6.6%	2.7%	Healthcare	7.6%	2.1%
Retail	6.1%	2.5%	Lodging	6.3%	1.8%
Office	4.0%	1.6%	Church or School	4.6%	1.3%
Multi-family	2.8%	1.1%	Industrial	1.9%	0.5%
Warehouse	1.9%	0.8%	Farm	1.7%	0.5%
Other	4.2%	1.7%	Recreation	1.3%	0.4%
			Other	7.7%	2.2%

Total Construction	100.0%	40.6%	Total Commercial Real Estate	100.0%	27.9%

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,276,360	$769,122
% of 75 largest loans to category total	20.2%	17.7%
Average Loan to Value Ratio (75 largest loans)	64.8%	67.4%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.44	x

Commercial real estate and construction loans combined had growth of $741 million, or 7.5%, from December 31, 2005 to September 30, 2006. Geographically, the Nevada and Florida locations contributed most of the growth in the commercial real estate and construction portfolios, respectively. Colonial focuses its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Residential real estate loans represented approximately 20% of total loans at both September 30, 2006 and December 31, 2005. The majority of these loans are adjustable rate first and second mortgages on single-family, owner-occupied properties.

BancGroup’s mortgage warehouse lending division provides lines of credit (collateralized by residential mortgage loans) to mortgage origination companies. Mortgage warehouse loans outstanding at September 30, 2006 and December 31, 2005 were $283.0 million and $483.7 million, respectively, with unfunded commitments of $1.1 billion and $633.9 million, respectively.

The Company has $1.0 billion of funded and unfunded commitments that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). Colonial’s share of the largest outstanding amount to any single borrower is $63 million (which is a mortgage warehouse lending credit). At September 30, 2006, $464 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with most of these borrowers. These commitments are comprised of the following (% is representative of BancGroup’s total funded and unfunded commitments):

•	49% - 38 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets,

•	49% - mortgage warehouse lines to 13 institutions, and

•	2% - 2 operating facilities to a large national insurance company and a healthcare provider.

Management believes that these are sound credits that are consistent with Colonial’s lending philosophy and meet BancGroup’s conservative underwriting guidelines.

Summary Of Loan Loss Experience

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Allowance for loan losses—beginning of period	$177,139	$166,050	$171,051	$148,802
Charge-offs:
Commercial, financial, and agricultural	3,436	1,017	15,299	7,039
Commercial real estate	638	2,688	1,129	8,341
Real estate construction	1,624	129	3,775	2,164
Residential real estate	81	229	1,073	2,276
Consumer and other	1,031	1,128	3,203	2,894

Total charge-offs	6,810	5,191	24,479	22,714

Recoveries:
Commercial, financial, and agricultural	3,082	510	5,042	2,970
Commercial real estate	328	150	3,130	1,100
Real estate construction	403	6	467	176
Residential real estate	79	189	389	521
Consumer and other	446	603	1,775	1,901

Total recoveries	4,338	1,458	10,803	6,668

Net charge-offs	2,472	3,733	13,676	16,046
Provision for loan losses	1,450	6,007	18,742	20,946
Allowance added from bank acquisitions	—	—	—	14,622

Allowance for loan losses—end of period	$176,117	$168,324	$176,117	$168,324

Net charge-offs as a percentage of average net loans—(annualized basis):	0.06%	0.10%	0.12%	0.15%

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

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$12,765	$25,668
Renegotiated loans	128	155

Total nonperforming loans*	12,893	25,823
Other real estate owned and repossessions	2,826	6,108

Total nonperforming assets*	$15,719	$31,931

Allowance as a percent of nonperforming assets*	1120%	536%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$6,875	$10,283
Net charge-offs quarter-to-date	$2,472	$3,165
Net charge-offs year-to-date	$13,676	$19,211
Total nonperforming assets* as a percent of net loans and other real estate	0.10%	0.21%
Allowance as a percent of net loans	1.14%	1.15%
Allowance as a percent of nonperforming loans*	1366%	662%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

Fluctuations from year to year in the balances of nonperforming assets are attributable to several factors including changing economic conditions in various markets, nonperforming assets obtained in various acquisitions and the disproportionate impact of larger (over $5,000,000) individual credits.

In addition to the loans reported as nonperforming loans above, management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $108.5 million of loans, which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due. The status of all material classified loans is reviewed at least monthly by loan officers, quarterly by BancGroup’s centralized credit administration function and annually by regulatory agencies. In connection with such reviews, collateral values are updated where considered necessary as loans are deemed impaired. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is reduced to estimated recoverable amounts. As of September 30, 2006, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at September 30, 2006 and December 31, 2005 was $9.5 million and $22.1 million, respectively, and these loans had a corresponding valuation allowance of $3.0 million and $3.5 million, respectively.

Mortgage Warehouse Assets

Mortgage warehouse assets consist of loans, short-term participations in mortgage loans held for sale and securities purchased under agreements to resell. Mortgage warehouse loans represent lines of credit available to mortgage origination companies used to originate mortgage loans to their customers. Short-term participations in mortgage loans held for sale are another source of funding provided to these companies in which Colonial purchases participations in certain mortgage loans with the commitment to sell them to third-party investor institutions. Securities purchased under agreements to resell represent the purchase of mortgage backed securities securitized by these companies with the agreement to sell them to third-party investor institutions.

Colonial has a facility in which it sells certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity which then sells interests in these assets to third-party commercial paper conduits (conduits). During August 2006, an additional $500 million of interests were sold to the conduits bringing the total outstanding to $2 billion as of September 30, 2006. Refer to Note 6 for related disclosures.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Securities purchased under agreements to resell	$593,572	$589,902
Loans held for sale	1,276,680	1,058,082
Mortgage warehouse loans	282,985	483,701

Total mortgage warehouse assets on balance sheet	2,153,237	2,131,685
Interests sold	2,000,000	1,500,000

Total mortgage warehouse assets under management	$4,153,237	$3,631,685

Total mortgage warehouse assets under management increased $521.6 million, or 14.4%, in the first nine months of 2006. As a result of BancGroup’s high quality customer service, the Company has been able to increase warehouse balances through the addition of new customers as well as increased share of existing customers’ business despite a challenging mortgage environment and the resulting decline in industry wide mortgage production.

Loans Held for Sale

Loans held for sale is made up of three components: short-term participations in mortgage loans, retail mortgages and non-mortgage loans held for sale (there were no non-mortgage loans held for sale outstanding at either September 30, 2006 or December 31, 2005). Total loans held for sale increased $224 million from December 31, 2005 primarily due to growth in short-term participations in the mortgage warehouse division. These balances, as well as the retail mortgage balances, fluctuate as demand for residential mortgages changes, and customer demand changes.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at September 30, 2006, with comparable information for December 31, 2005. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

As shown in the following table, the Company's balance sheet is slightly more asset sensitive compared to December 31, 2005. On the asset side, a slight decrease in the proportion of variable rate loans from 76% of total loans in December 2005 to 73% in September 2006 decreased asset sensitivity. Liabilities have become more sensitive to changes in rates as customers appear to be more interest rate sensitive and the duration of new and renewed CD’s have shortened. Short-term wholesale funding as a percentage of total assets increased causing the bank to be less asset sensitive. In order to offset the change in the core bank becoming less asset sensitive and to preserve the asset-sensitivity position, the bank increased fixed rate wholesale funding and terminated approximately $807 million in receive fixed interest rate swaps.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Basis Points Change:
+200	7.25	6.25	4.0%	3.9%
+100	6.25	5.25	2.0%	2.2%
No rate change	5.25	4.25	—	—
-100	4.25	3.25	(1.7)%	(1.7)%
-200	3.25	2.25	(3.8)%	(3.5)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

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

Retail deposit growth is a continued focus of BancGroup’s funding and liquidity strategy. Total average deposits for the third quarter of 2006 increased $1.1 billion, or 8%, over the third quarter of 2005. This increase improved the percentage of total average deposits to total average assets to 70% for the third quarter of 2006 compared to 69% for the third quarter of 2005. The deposit mix shifted from low cost deposits toward certificates of deposits as customers preferred higher rate products. Average time deposits increased 16% over the third quarter of 2005, while average non-time deposits grew by 2% over the same period.

As part of its planning for future funding needs, BancGroup continues to focus on optimizing the use of available wholesale funding sources and growing deposits. Wholesale funding sources include availability from the Federal Home Loan Bank of Atlanta, repurchase agreements, borrowings collateralized by securities and loans, federal funds purchased and brokered CDs.

As discussed previously, the Company sells interests in certain mortgage warehouse assets to third-party commercial paper conduits. Proceeds from these sales reduce BancGroup’s utilization of short-term borrowings.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for all bank holding companies not meeting these criteria. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstance or risk profile. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) as of September 30, 2006 and December 31, 2005 are stated below:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$2,024,101	$1,932,691
Unrealized losses on securities available-for-sale	34,890	37,856
Unrealized losses on cash flow hedging instruments	11,093	8,739
Qualifying minority interest	413	—
Qualifying trust preferred securities	290,000	298,000
Intangible assets (net of allowed deferred taxes)	(666,481)	(681,907)
Other adjustments	(4,292)	(2,968)

Tier I Capital	1,689,724	1,592,411

Allowable loan loss reserve	177,367	171,051
Subordinated debt	331,638	355,533
45% of net unrealized gains on equity securities available-for-sale	523	535

Tier II Capital	509,528	527,119

Total Capital	$2,199,252	$2,119,530

Risk-Adjusted Assets	$18,764,783	$17,412,622
Quarterly Average Assets (as adjusted for regulatory purposes)	$22,093,581	$20,504,737

Tier I Leverage Ratio	7.65%	7.77%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.00%	9.15%
Total Capital Ratio	11.72%	12.17%

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

Net interest income on a tax equivalent basis increased $5.2 million, or 2.8%, to $190.8 million for the third quarter of 2006 and $47.9 million, or 9.2%, to $571.7 million for the nine months ended September 30, 2006, as compared to the same periods in 2005. The net interest margin was 3.64% for the third quarter of 2006 compared to 3.78% for the third quarter of 2005. Net interest margin increased 5 basis points to 3.77% for the nine months ended September 30, 2006, as compared to the same period in 2005.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin. Discussion of the changes in these components is provided following the tables.

Average Volume and Rates

(Unaudited)

	Three Months Ended September 30,
	2006			2005
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, excluding mortgage warehouse loans, net of unearned income(2)	$15,166,655	$296,335	7.76%	$13,912,490	$238,123	6.80%
Mortgage warehouse loans	338,819	6,105	7.15%	758,549	10,919	5.71%
Loans held for sale(2)	1,679,498	28,847	6.81%	1,011,722	14,410	5.65%
Investment securities and securities available for sale(2)	3,034,885	38,928	5.13%	3,035,280	34,589	4.56%
Securities purchased under agreements to resell	584,823	10,346	7.02%	721,077	9,388	5.17%
Other interest earning assets	80,852	1,041	5.11%	120,054	1,067	3.53%

Total interest earning assets(1)	20,885,532	$381,602	7.26%	19,559,172	$308,496	6.27%

Nonearning assets(2)	1,805,836			1,856,972

Total assets	$22,691,368			$21,416,144

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,135,539	$46,922	3.03%	$5,801,845	$25,747	1.76%
Time deposits(2)	6,837,604	78,424	4.55%	5,881,314	51,220	3.46%
Repurchase agreements	849,080	9,816	4.59%	911,664	5,853	2.55%
Federal funds purchased and other short-term debt	1,509,855	20,338	5.34%	1,857,490	16,506	3.53%
Long-term debt(2)	2,294,281	35,255	6.11%	1,834,780	23,546	5.10%

Total interest bearing liabilities	17,626,359	$190,755	4.30%	16,287,093	$122,872	2.99%

Noninterest bearing demand deposits	2,926,347			3,102,800
Other liabilities(2)	140,766			122,674

Total liabilities	20,693,472			19,512,567
Shareholders’ equity	1,997,896			1,903,577

Total liabilities and shareholders’ equity	$22,691,368			$21,416,144

RATE DIFFERENTIAL			2.96%			3.28%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS		190,847	3.64%		185,624	3.78%

Taxable equivalent adjustment(1):
Loans		(75)			(110)
Investment securities and securities available for sale		(220)			(248)

Total taxable equivalent adjustment		(295)			(358)

Net interest income		$190,552			$185,266

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Average Volume and Rates

(Unaudited)

	Nine Months Ended September 30,
	2006			2005
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, excluding mortgage warehouse loans, net of unearned income(2)	$14,917,928	$845,239	7.57%	$13,141,515	$639,215	6.50%
Mortgage warehouse loans	380,188	18,877	6.64%	806,168	31,050	5.15%
Loans held for sale(2)	1,345,000	67,531	6.71%	787,729	32,014	5.43%
Investment securities and securities available for sale(2)	2,962,274	112,280	5.05%	3,547,781	121,567	4.57%
Securities purchased under agreements to resell	592,453	29,688	6.70%	445,673	16,197	4.86%
Other interest earning assets	76,278	2,739	4.80%	95,086	2,200	3.09%

Total interest earning assets(1)	20,274,121	$1,076,354	7.09%	18,823,952	$842,243	5.98%

Nonearning assets(2)	1,796,488			1,710,767

Total assets	$22,070,609			$20,534,719

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,093,033	$122,501	2.69%	$5,497,785	$59,804	1.45%
Time deposits(2)	6,647,138	213,691	4.30%	5,145,257	123,216	3.20%
Repurchase agreements	872,460	27,501	4.21%	871,832	13,289	2.04%
Federal funds purchased and other short-term borrowings	1,092,568	41,433	5.07%	2,112,803	47,514	3.01%
Long-term debt(2)	2,256,429	99,507	5.89%	2,134,492	74,632	4.67%

Total interest bearing liabilities	16,961,628	$504,633	3.98%	15,762,169	$318,455	2.70%

Noninterest bearing demand deposits	2,997,209			2,921,170
Other liabilities(2)	136,661			117,832

Total liabilities	20,095,498			18,801,171
Shareholders’ equity	1,975,111			1,733,548

Total liabilities and shareholders’ equity	$22,070,609			$20,534,719

RATE DIFFERENTIAL			3.11%			3.28%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS		571,721	3.77%		523,788	3.72%

Taxable equivalent adjustment(1):
Loans		(232)			(333)
Investment securities and securities available for sale		(690)			(796)

Total taxable equivalent adjustment		(922)			(1,129)

Net interest income		$570,799			$522,659

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended September 30, 2006 Change from September 30, 2005
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans, net of unearned income	$58,212	$24,548	$33,664
Mortgage warehouse loans	(4,814)	(7,567)	2,753
Loans held for sale	14,437	11,479	2,958
Investment securities and securities available for sale	4,339	14	4,325
Securities purchased under agreements to resell	958	(2,404)	3,362
Other interest earning assets	(26)	(504)	478

Total interest income	73,106	25,566	47,540

INTEREST EXPENSE:
Interest bearing non-time deposits	21,175	2,603	18,572
Time deposits	27,204	11,046	16,158
Repurchase agreements	3,963	(725)	4,688
Federal funds purchased and other short-term borrowings	3,832	(4,642)	8,474
Long-term debt	11,709	7,038	4,671

Total interest expense	67,883	15,320	52,563

Net interest income	$5,223	$10,246	$(5,023)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Nine Months Ended September 30, 2006 Change from September 30, 2005
		Attributed to(1)
	Total	Volume	Rate
	(Dollars in thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans, net of unearned income	$206,024	$100,852	$105,172
Mortgage warehouse loans	(12,173)	(21,157)	8,984
Loans held for sale	35,517	27,858	7,659
Investment securities and securities available for sale	(9,287)	(22,059)	12,772
Securities purchased under agreements to resell	13,491	7,358	6,133
Other interest earning assets	539	(677)	1,216

Total interest income	234,111	92,175	141,936

INTEREST EXPENSE:
Interest bearing non-time deposits	62,697	11,708	50,989
Time deposits	90,475	48,143	42,332
Repurchase agreements	14,212	62	14,150
Federal funds purchased and other short-term borrowings	(6,081)	(38,634)	32,553
Long-term debt	24,875	5,398	19,477

Total interest expense	186,178	26,677	159,501

Net interest income	$47,933	$65,498	$(17,565)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

The increase in net interest income for the third quarter and nine months ended September 30, 2006, compared to the same periods in 2005, is attributable to growth in average earning assets of primarily loans and mortgage warehouse assets. For the third quarter of 2006, as compared to the same period in 2005, average loans, excluding mortgage warehouse, increased $1.3 billion, or 9.0%. For the nine months ended September 30, 2006, as compared to the same period in 2005, average loans, excluding mortgage warehouse, increased $1.8 billion, or 13.5%. The yield on loans, excluding mortgage warehouse, increased 96 basis points for the third quarter of 2006 and 107 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005. Approximately 73% of the Company’s loan portfolio is variable or adjustable rate and increases in rate when market rates rise. Mortgage warehouse assets consist of loans, loans held for sale and securities purchased under agreements to resell. Average mortgage warehouse assets increased $181.5 million, or 7.5%, in the third quarter of 2006 and $319.2 million, or 15.9%, for the nine months ended September 30, 2006, as compared to the same periods in 2005. The yield on mortgage warehouse assets increased 134 basis points for the third quarter of 2006 and 152 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005.

The growth in loans and mortgage warehouse assets was partially offset by a reduction in securities. Average securities for the third quarter of 2006 remained approximately even with the same period in 2005, but decreased $585.5 million, or 16.5%, for the nine months ended September 30, 2006, as compared to the same period of the prior year. The reduction in the securities portfolio was the result of the Company’s continued effort to move lower yielding assets off the balance sheet and pay down higher rate borrowings. The yield on the securities portfolio increased 57 basis points for the third quarter of 2006 and 48 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005. The increase in yield is attributed to the execution of several transactions to reposition the securities portfolio. In prior quarters, Colonial sold securities that had lower performance characteristics than the average portfolio in a declining rate environment. Securities comprised 14.5% of average earning assets in the third quarter of 2006 and 14.6% for the nine months ended September 30, 2006, as compared to 15.5% and 18.8% in the third quarter and the nine months ended September 30, 2005, respectively. The yield on earning assets increased 99 basis points for the third quarter of 2006 and 111 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005.

Another driver of the increase in net interest income was strong average deposit growth. Average deposits increased $1.1 billion, or 7.5%, in the third quarter of 2006 and $2.2 billion, or 16.0%, for the nine months ended September 30, 2006, as compared to the same periods in 2005. The strong growth in average deposits funded most of the growth in average earning assets for the quarter and all of the growth in average earning assets for the nine months ended September 30, 2006, as compared to the same periods in 2005. The Company increased average wholesale borrowings in the third quarter of 2006 by $49.2 million, but was able to reduce average wholesale borrowings by $897.7 million for the nine months ended September 30, 2006, as compared to the same periods in 2005. Average deposits funded 76.1% and 77.6% of average earning assets for the third quarter and nine months ended September 30, 2006, compared to 75.6% and 72.1% for the third quarter and the nine months ended September 30, 2005, respectively.

Colonial’s growth in deposits in the third quarter and for the nine months ended September 30, 2006 was primarily in certificates of deposit, which have a higher cost than most other deposits. Time deposits comprised 85.9% and 69.1% of the Company’s total average deposit growth for the three and nine months ended September 30, 2006, respectively. Average noninterest bearing demand deposits decreased $176.5 million in the third quarter of 2006 and increased $76.0 million for the nine months ended September 30, 2006, as compared to the same periods in 2005. The Company’s cost of deposits, including the impact of noninterest bearing demand deposits, increased 106 basis points for the third quarter of 2006 and 105 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005, while the cost of short-term borrowings increased 187 basis points for the third quarter of 2006 and 197 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005. The cost of long-term debt also increased 101 basis points for the third quarter of 2006 and 122 basis points for the nine months ended September 30, 2006, as compared to the same periods in 2005. As a result of customer preference for higher cost deposits and continued increase in deposit pricing, BancGroup’s total cost of funding increased 117 and 110 basis points in the third quarter and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. Increased funding cost is the main contributor to the net interest margin contraction for the third quarter of 2006, as compared to the same period in 2005. The Company lagged deposit pricing in a rising rate environment which contributed to net interest margin expansion for the nine months ended September 30, 2006, as compared to the same period in 2005.

Loan Loss Provision

The provision for loan losses for the three months ended September 30, 2006 was $1.5 million compared to $6.0 million for the same period in 2005. Year to date loan loss provision for 2006 was $18.7 million compared to $20.9 million in 2005. Net charge-offs were $2.5 million and $13.7 million, or 0.06% annualized and 0.12% annualized as a percentage of average net loans, for the three months and nine months ended September 30, 2006, respectively, compared to $3.7 million and $16.0 million, or 0.10% annualized and 0.15% annualized as a percentage of average net loans, for the same periods in 2005. BancGroup’s allowance for loan losses increased $5.1 million during the nine months ended September 30, 2006 and was 1.14% and 1.15% of period end net loans at September 30, 2006 and December 31, 2005, respectively.

Noninterest Income

Noninterest income increased $6.6 million, or 16.9%, for the three months ended September 30, 2006 and $7.7 million, or 5.9%, for the nine months ended September 30, 2006, over the same periods in 2005.

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)

	2006	2005	$	%	2006	2005	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$16,642	$15,325	$1,317	8.6%	$46,187	$43,784	$2,403	5.5%
Electronic banking	4,470	3,890	580	14.9	12,856	11,316	1,540	13.6
Other retail banking fees	3,618	3,571	47	1.3	10,893	10,736	157	1.5

Retail banking fees	24,730	22,786	1,944	8.5%	69,936	65,836	4,100	6.2%
Financial planning services	3,944	3,600	344	9.6	10,738	10,621	117	1.1
Mortgage banking	3,154	4,456	(1,302)	(29.2)	9,834	9,417	417	4.4
Mortgage warehouse fees	6,105	4,523	1,582	35.0	18,388	9,225	9,163	99.3
Bank-owned life insurance	4,242	3,621	621	17.1	12,157	10,481	1,676	16.0
Goldleaf income	—	2,750	(2,750)	NM	1,171	7,491	(6,320)	(84.4)
Net cash settlement of swap derivatives	—	2,514	(2,514)	NM	—	8,812	(8,812)	NM
Securities and derivatives gains (losses), net	156	—	156	NM	4,384	(4,642)	9,026	194.4
Change in fair value of swap derivatives	—	(7,072)	7,072	NM	—	(5,382)	5,382	NM
Gain on sale of Goldleaf	—	—	—	—	2,829	—	2,829	NM
Gain on sale of branches	—	—	—	—	—	9,608	(9,608)	NM
Other income	3,631	2,148	1,483	69.0	9,956	10,207	(251)	(2.5)

Total noninterest income	$45,962	$39,326	$6,636	16.9%	$139,393	$131,674	$7,719	5.9%

Retail banking fees increased 8.5% and 6.2% for the three and nine month periods ended September 30, 2006, respectively, over the same periods of 2005.

Service charges on deposit accounts is comprised of service charges on consumer and commercial deposit accounts and insufficient funds fees. Insufficient funds fees is the largest component of the increase for the three and nine months ended September 30, 2006, as compared to the same periods in 2005.

Electronic banking includes Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased primarily as the result of increased check card usage and an increase in ATM network fees for both the three and nine months ended September 30, 2006.

The primary components of other retail banking fees are check and money order fees, merchant services, and check printing charges. The increase in other retail banking fees for the three months ended September 30, 2006 was primarily due to increases in foreign exchange income and check printing charges partially offset by a decrease in wire fees. The increase in other retail banking fees for the nine months ended September 30, 2006 was primarily due to an increase in check and money order fees partially offset by a decrease in check printing charges.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The increase in financial planning services for the third quarter of 2006 was primarily due to an increase in the volume of securities sold, partially offset by a decline in the volume of insurance products sold. The increase in financial planning services for the nine months ended September 30, 2006 was primarily due to an increase in the volume of securities sold partially offset by a decline in trust income and the volume of insurance products sold.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. The decrease in mortgage banking income for the three months ended September 30, 2006 was due to a decrease in profit margin of 33 basis points and a decrease in sales volume of $34 million, or 16.6%, related to the overall slow down in the residential housing market. Mortgage banking income for the nine months ended September 30, 2006 increased slightly as a result of additional mortgage loan originators primarily in Florida. This increase in personnel helped drive total sales volume up $120 million for the nine months ended September 30, 2006, as compared to the same period in 2005.

The Company sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits. The third-party conduits pay the Company servicing and other fees based on a percentage of the outstanding balance of the assets sold. The average balances of these assets sold increased from $1.0 billion in the third quarter of 2005 to $1.7 billion in the third quarter of 2006, and from $642 million for the nine months ended September 30, 2005 to $1.6 billion for the nine months ended September 30, 2006. As a result, mortgage warehouse fees increased $1.6 million and $9.2 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. Mortgage warehouse fees also include fees received to provide mortgage document custodial services.

Income from bank-owned life insurance for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, increased primarily due to proceeds from death benefits.

Goldleaf income for the three and nine months ended September 30, 2006 decreased from the same periods in 2005 because the Company sold its investment in Goldleaf Technologies, Inc. during January 2006. The Company recognized a gain of $2.8 million on the sale.

The net cash settlement of swap derivatives recorded during the three and nine months ended September 30, 2005 was related to swaps not designated as hedging instruments. These swaps were terminated or redesignated as hedging instruments in the first quarter of 2006.

Other income for the three months ended September 30, 2006 increased from the same period in 2005 primarily due to equity investment income and gains on the sale of bank premises in the third quarter of 2006 partially offset by a decrease in real estate joint venture income. Other income for the nine months ended September 30, 2006 decreased from the same period in 2005 primarily due to non-recurring gains on the sale of certain other assets in 2005 partially offset by an increase in equity investment income.

The Company’s decisions to buy and sell securities are based on its management of interest rate risk and projected liquidity and funding needs. Colonial recognized a net gain of $156,000 from the sale of $151 million of securities for the three months ended September 30, 2006. There were no securities sold by the Company for the three months ended September 30, 2005. Colonial recognized net gains of $1.9 million from the sale of $632 million of securities and an additional gain of $2.5 million related to trading derivatives that had a notional value of $155 million for the nine months ended September 30, 2006. The Company recognized a net loss of $4.6 million from the sale of $786 million of securities for the nine months ended September 30, 2005.

The Company recognized a loss from the change in fair value of swap derivatives of $7.1 million for the three months ended September 30, 2005, and $5.4 million for the nine months ended September 30, 2005. These swaps were not designated as hedging instruments. The swaps were either terminated or redesignated as hedging instruments in 2006.

The Company recognized a $9.6 million gain on the sale of seven branches during the second quarter of 2005, four in Alabama and three in Tennessee. Approximately $18 million in loans and $139 million in deposits were included in the sale.

Noninterest Expense

Noninterest expense decreased $2.0 million, or 1.5%, for the three months ended September 30, 2006 and increased $6.3 million, or 1.6%, for the nine months ended September 30, 2006, as compared to the same periods in 2005. Annualized noninterest expense, excluding net losses related to the early extinguishment of debt, to average assets was 2.33% for the three months ended September 30, 2006 and 2.35% for the nine months ended September 30, 2006, as compared to 2.47% and 2.42% for the three and nine months ended September 30, 2005, respectively.

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2006	2005	$	%	2006	2005	$	%
	(Dollars in thousands)
Salaries and employee benefits	$72,472	$70,204	$2,268	3.2%	$212,180	$196,097	$16,083	8.2%
Occupancy expense of bank premises, net	17,188	15,990	1,198	7.5	49,128	45,286	3,842	8.5
Furniture and equipment expenses	12,333	11,456	877	7.7	35,632	31,893	3,739	11.7
Professional services	4,340	5,487	(1,147)	(20.9)	13,692	15,176	(1,484)	(9.8)
Amortization of intangible assets	3,051	2,970	81	2.7	9,159	8,461	698	8.2
Advertising	2,278	3,591	(1,313)	(36.6)	8,268	8,513	(245)	(2.9)
Communications	2,838	2,601	237	9.1	7,926	7,541	385	5.1
Merger related expenses	—	613	(613)	NM	—	3,822	(3,822)	NM
Goldleaf expense	—	2,307	(2,307)	NM	964	6,419	(5,455)	(85.0)
Net losses related to the early extinguishment of debt	—	1,673	(1,673)	NM	—	9,550	(9,550)	NM
Other expenses	17,485	17,072	413	2.4	52,123	50,016	2,107	4.2

Total noninterest expense	$131,985	$133,964	$(1,979)	(1.5)%	$389,072	$382,774	$6,298	1.6%

BancGroup made two acquisitions during 2005 that are significant contributors to the Company’s year over year increases in salaries and employee benefits, occupancy expense, furniture and equipment expenses, and amortization of intangible assets for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. Union Bank of Florida (Union) was acquired on February 10, 2005, and FFLC Bancorp, Inc. (FFLC) was acquired on May 18, 2005. The increases associated with these acquisitions were partially offset by the decreases associated with BancGroup’s 2005 divestitures of 20 branches.

Salaries and benefits increased for the three and nine months ended September 30, 2006, over the same periods in 2005 primarily due to increased personnel from the acquisitions and de novo branches, normal salary increases, increased stock-based compensation and increased incentive plan compensation. The Company’s average full-time equivalent number of employees increased 108 and 155 for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. As of September 30, 2006, the Company had 4,718 full-time equivalent employees.

The increases in occupancy and equipment expense for the three and nine months ended September 30, 2006 were primarily due to the impact of acquisitions, as well as de novo branches.

Professional services decreased for the three and nine months ended September 30, 2006, over the same periods in 2005 primarily due to a decline in legal fees.

Merger related expenses in 2005 related to the acquisitions of Union and FFLC. BancGroup did not have any acquisitions during the first nine months of 2006.

The net losses related to the early extinguishment of debt for the three and nine months ended September 30, 2005, were a result of the early payoff of FHLB advances in the amount of $32 million and $837 million, respectively.

Goldleaf expenses decreased due to the sale of Goldleaf during January 2006.

The increases in other expenses for the three and nine months ended September 30, 2006, over the same periods in 2005, were primarily the result of small increases in a number of expense categories as a result of the increased size of BancGroup’s operations.

Provision For Income Taxes

BancGroup’s provision for income taxes is based on an approximate 34.0% and 33.4% estimated annual effective tax rate for the years 2006 and 2005, respectively. The provision for income taxes for the three months ended September 30, 2006 and 2005 was $35.0 million and $28.1 million, respectively. The provision for income taxes for the nine months ended September 30, 2006 and 2005 was $102.8 million and $83.6 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Condensed Consolidated Financial Statements—Note 13—Contingencies

Item 1A.	Risk Factors—No material changes from those previously reported in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2005

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2006	—	$—	—	$50,000,000
August 1 – 31, 2006	750,000	$25.73	750,000	$30,699,740
September 1 – 30, 2006	841,700	$24.69	841,700	$109,915,933

Total	1,591,700	$25.18	1,591,700	$109,915,933

On July 21, 2006, the Company publicly announced a share repurchase program to purchase the number of shares of BancGroup Common Stock issued under BancGroup’s various equity-based compensation and incentive plans during 2006, and the number of shares which are likely to be issued under the Plans through the termination date of the authorization, not to exceed $50,000,000. This program will terminate on the earlier of its completion or July 19, 2008. On September 11, 2006, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $100,000,000. This program will terminate on the earlier of its completion or September 8, 2008. All BancGroup shares purchased during the period were purchased in open-market transactions.

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibits
10.1	Form of Amendment No. 3, dated as of August 22, 2006, to the Warehouse Loan Purchase Agreement, dated as of March 23, 2005 and amended as of September 29, 2005 and March 21, 2006, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 22, 2006, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 8th day of November, 2006.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore
Chief Financial Officer