Form 10-K
period 2006-12-31
COLONIAL BANCGROUP INC
filed 2007-02-27
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, Alabama	36117
(Address of principal executive offices)	(Zip Code)

(334) 676-5000

(Registrant’s telephone number, including area code.)

One Commerce Street, Suite 800, Montgomery, Alabama 36104

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,778,003,157, based on the closing price of $25.68 per share as reported on the New York Stock Exchange. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2007
Common Stock, $2.50 par value per share	152,810,173 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Definitive Proxy Statement for 2007 Annual Meeting as specifically referred to herein.	Part III

PART I

Item 1.	Business

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

At December 31, 2006, BancGroup and its subsidiaries employed 4,721 persons. BancGroup’s principal offices are located at 100 Colonial Bank Blvd., Montgomery, Alabama 36117 and its mailing address is: P.O. Box 241148, Montgomery, Alabama 36124. BancGroup’s telephone number at its principal office is (334) 676-5000.

Subsidiary Bank

Colonial Bank was converted into a national association on August 8, 2003. Its legal name was changed to “Colonial Bank, N.A.” but it still does business as, and is usually referred to herein as “Colonial Bank.” As of December 31, 2006, Colonial Bank had a total of 305 branches, with 166 branches in Florida, 92 branches in Alabama, 18 branches in Georgia, 14 branches in Texas and 15 branches in Nevada. Colonial Bank conducts a general commercial banking business in its respective service areas and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through cash management services, electronic banking services and credit card and merchant services. Through its wealth management area, Colonial Bank’s wholly owned subsidiaries Colonial Investment Services, Inc., Colonial Investment Services of Florida, Georgia, Nevada and Tennessee offer various insurance products and annuities for sale to the public. These subsidiaries are regulated by each state’s department of insurance.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of commercial paper and other securities. Competition also exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2006, Colonial Bank accounted for approximately 99.7% of BancGroup’s consolidated assets.

Other Financial Services Operations

BancGroup’s subsidiary Colonial Brokerage, Inc., a Delaware corporation, provides full service and discount brokerage services and investment advice and is a member of and is regulated by the National Association of Securities Dealers.

Non-financial Services Operations

BancGroup has interests in several residential and commercial real estate developments located in the southeastern United States as well as two in the central Texas area. The aggregate investment in such entities is $37.9 million.

As of December 31, 2005, Colonial Bank had a 72.43% ownership in Goldleaf Technologies, Inc., a Delaware corporation, which provides internet and ACH services to community banks. On January 31, 2006, Colonial Bank sold its interest in Goldleaf Technologies, Inc.

Segment Information

The Company has six reportable segments for management reporting — five regional bank segments located in Florida, Alabama, Georgia, Nevada and Texas, and the mortgage warehouse segment headquartered in Orlando, Florida. Each regional bank segment consists of commercial lending and full service branches in its geographic region. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment provides lines of credit collateralized by residential mortgage loans and other services to mortgage origination companies. Corporate functions not included in these reportable segments include treasury and parent activities, back office operations and intercompany eliminations. These functions are reported together as Corporate/Treasury/Other. For additional information related to segments, see Note 24, Segment Information, in the Notes to Consolidated Financial Statements.

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

BancGroup is a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). As such, it is subject to the BHCA and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil money penalties.

Colonial Bank, a national banking association, is subject to supervision and examination by the Office of the Comptroller of the Currency (OCC). Colonial Bank converted from an Alabama state-chartered Federal Reserve member bank to a national banking association on August 8, 2003. The deposits of Colonial Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of Colonial Bank.

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

Consumer Protection Laws

There are a number of laws that govern the relationship between Colonial Bank and its customers. For example, the Community Reinvestment Act (CRA) is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict Colonial Bank’s relationships with its customers.

Gramm-Leach-Bliley Financial Services Modernization Act

In 1999, Gramm-Leach was signed into law and it became effective on March 11, 2000. The primary purpose of Gramm-Leach was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, Gramm-Leach (i) repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information, (v) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) modified the laws governing the implementation of the CRA, and (vii) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

More specifically, under Gramm-Leach, bank holding companies, such as BancGroup, that meet certain management, capital, and CRA standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the CRA. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements. BancGroup became a financial holding company on May 12, 2000.

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

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The regulations, applicable to national banking associations, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: (i) ensure the security and confidentiality of customer records and information; (ii) protect against any anticipated threats or hazards to the security or integrity of such records; (iii) protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer; and (iv) ensure the proper disposal of such information.

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

Bank Secrecy Act

The Bank Secrecy Act (BSA) is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties.

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

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2006, BancGroup’s total risk-based capital ratio was 11.77%, including 9.09% of Tier 1 capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2006, BancGroup’s leverage capital ratio was 7.81%. Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. The OCC has adopted substantially similar capital requirements for national banks.

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2006, Colonial Bank was “well capitalized” under the regulatory framework for prompt corrective action.

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

Support of Subsidiary Bank

Under Federal Reserve policy, BancGroup is expected to act as a source of financial strength to, and to commit resources to support, Colonial Bank. This support may be required at times when, absent such Federal Reserve policy, BancGroup might not otherwise be inclined to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

FDIC Insurance Assessments

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.

Colonial Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2006, assessment rates for insured institutions ranged from 0 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 27 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns.

Federal Deposit Insurance Reform Act of 2005.    In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) beginning in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions will receive a one-time initial assessment credit.

The Reform Act authorized the FDIC to revise the risk-based assessment system. Accordingly, insurance premiums will be based on a number of factors, including the risk of loss that insured institutions pose to the

DIF. The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.5% for the DIF, depending on projected losses, economic changes, and assessment rates at the end of each calendar year. In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.

In November 2006, the FDIC adopted a new rule concerning its risk-based assessment system. Under the new system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. In 2007, assessment rates will range between 5 and 43 cents per $100 of assessable deposits. Certain credits will be allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996. Management expects the Company’s premium cost, excluding applicable credits, to be between .05% and .07% for 2007.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2006 was 1.28 cents per $100 for insured deposits. For the first quarter of 2007, the FICO assessment rate for such deposits will be 1.22 cents per $100 of assessable deposits.

Colonial Bank’s total FDIC assessment expense for the year ended December 31, 2006 equaled $2.0 million.

OCC Assessment

The OCC imposes a semiannual assessment on all national banks under its supervision. The amount of the assessment is based on the Colonial Bank’s total assets. The assessment for the first half of the year is based on the prior year’s total assets as of December 31, and the assessment for the second half of the year is based on the total assets as of June 30. Colonial Bank’s assessment expense for the year ended December 31, 2006 was $2.8 million.

Other Subsidiary Regulation

Certain subsidiaries of BancGroup and Colonial Bank are regulated by other governmental agencies. Where material, such regulation is disclosed with the disclosure of the subsidiary.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See Selected Financial Data and Selected Quarterly Financial Data 2006-2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 1A.	Risk Factors

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

Our business and earnings are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not successfully introduce new products and services, achieve market acceptance of our products and services, and/or develop and maintain loyal customers.

The holding company relies on dividends from its subsidiaries for most of its revenue.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to Payment of Dividends and Other Restrictions in Item 1 and Note 16, Regulatory Matters and Restrictions.

Our accounting policies and methods determine how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with accounting principles generally accepted in the United States but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1, Summary of Significant Accounting and Reporting Policies, to the Consolidated Financial Statements describes our significant accounting policies.

We have identified five accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) allowance for loan losses, (2) purchase accounting and goodwill, (3) income taxes, (4) consolidations and (5) stock-based compensation. For more information, refer in this report to Critical Accounting Policies in Management’s Discussion and Analysis.

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

Our mix of products and customers subject us to potential concentration risk.

Colonial Bank offers a defined group of products, both retail and commercial, to its customers throughout the branch network. As a result of the products offered and customers served, BancGroup is subject to concentration risk. See Concentration discussion within the Risk Management section of Management’s Discussion and Analysis for further discussion.

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

As of December 31, 2006, Colonial Bank owned 205 and leased 100 of its full-service branches. See Notes 1 and 10 to Consolidated Financial Statements included herein.

Item 3.	Legal Proceedings

In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” As of February 16, 2007, BancGroup had outstanding 152,810,173 shares of Common Stock, with 9,253 registered shareholders.

The following table indicates the high and low closing prices for and dividends paid on Common Stock during 2006 and 2005.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2006
1st Quarter	$25.26	$23.69	$0.17
2nd Quarter	26.97	24.59	0.17
3rd Quarter	26.01	23.96	0.17
4th Quarter	25.97	23.53	0.17

2005
1st Quarter	$21.47	$19.76	$0.1525
2nd Quarter	23.20	20.15	0.1525
3rd Quarter	23.65	22.23	0.1525
4th Quarter	25.74	21.58	0.1525

BancGroup has historically paid dividends each quarter, however, future dividends are subject to approval by BancGroup’s Board of Directors. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends, are described herein. See Payments of Dividends and Other Restrictions in Item 1.

The information required by this item concerning Equity Compensation Plans is included in Note 18, Stock Plans, in the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
3rd Quarter total	1,591,700	$25.18	1,591,700	$109,915,933

October 1 – 31, 2006	319,000	$24.09	319,000	$102,229,732
November 1 – 30, 2006	94,200	$23.67	94,200	$100,000,400
December 1 – 31, 2006	41,500	$24.02	41,500	$99,003,564

4th Quarter total	454,700	$24.00	454,700	$99,003,564

2006 Total	2,046,400	$24.89	2,046,400	$99,003,564

(1)	Information is as of the end of the period.

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

Shareholder Performance Graph

Set forth below is a line graph comparing the five-year cumulative return of BancGroup common stock, based on an initial investment of $100 on December 31, 2001 and assuming reinvestment of dividends, with that of the Standard & Poor’s 500 Index (the “S&P 500”) and the S&P 500 Bank Index. The comparisons in this graph are set forth in response to the Securities and Exchange Commission’s (the “SEC”) disclosure requirements, and therefore are not intended to forecast or be indicative of future performance of the common stock.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Income:
Interest income	$1,455,585	$1,162,055	$848,017	$780,808	$783,431
Interest expense	700,318	452,833	280,769	285,660	328,222

Net interest income	755,267	709,222	567,248	495,148	455,209
Provision for loan losses	22,142	26,838	26,994	37,378	35,980

Net interest income after provision for loan losses	733,125	682,384	540,254	457,770	419,229
Noninterest income	189,222	175,976	153,201	138,627	131,769
Noninterest expense	519,601	515,255	431,649	376,001	318,287

Income from continuing operations before income taxes	402,746	343,105	261,806	220,396	232,711
Applicable income taxes	136,933	114,603	88,929	74,785	80,377

Income from continuing operations	265,813	228,502	172,877	145,611	152,334
Discontinued Operations:(1)
Loss from discontinued operations, net of income taxes of ($445) for the year ended December 31, 2002	—	—	—	—	(846)

Net Income	$265,813	$228,502	$172,877	$145,611	$151,488

Earnings Per Common Share:
Income from continuing operations:
Basic	$1.73	$1.53	$1.32	$1.17	$1.27
Diluted	1.72	1.52	1.31	1.16	1.26
Net income:
Basic	$1.73	$1.53	$1.32	$1.17	$1.27
Diluted	1.72	1.52	1.31	1.16	1.26
Average shares outstanding:
Basic	153,598	149,053	131,144	124,615	119,583
Diluted	154,810	150,790	132,315	125,289	120,648
Cash dividends per common share	$0.68	$0.61	$0.58	$0.56	$0.52

(1)	During 2000, the Company exited the mortgage servicing business. The financial results for this line of business have been separately reported as Discontinued Operations for all periods presented.

	2006	2005	2004	2003	2002
	(In thousands)
Statement of Condition data at year end:
Total assets	$22,784,249	$21,426,197	$18,896,610	$16,267,979	$15,814,857
Total loans, net of unearned income:
Mortgage warehouse loans	281,693	483,701	1,114,923	982,488	1,671,149
Loans, excluding mortgage warehouse loans	15,197,196	14,416,163	11,742,888	10,606,407	10,021,281
Loans held for sale	1,474,000	1,097,892	678,496	378,324	347,101
Non-time deposits	9,092,663	9,012,943	7,546,038	6,017,435	5,041,262
Total deposits	16,091,054	15,483,449	11,863,695	9,918,434	9,410,554
Long-term debt	2,522,273	2,338,831	2,260,957	2,442,235	2,114,624
Shareholders’ equity	2,057,335	1,932,691	1,398,291	1,185,452	1,082,899
Average balances:
Total assets	22,237,690	20,682,310	17,433,571	15,842,491	13,812,032
Interest-earning assets	20,409,906	18,943,511	16,173,539	14,736,974	12,909,926
Total loans, net of unearned income:
Mortgage warehouse loans	348,024	728,057	1,033,238	1,457,716	1,093,061
Loans, excluding mortgage warehouse loans	14,991,675	13,411,323	11,115,275	10,093,214	9,427,710
Loans held for sale	1,374,115	823,177	497,315	373,226	89,566
Non-time deposits	9,080,151	8,543,542	6,847,334	5,419,445	4,426,020
Total deposits	15,788,319	13,987,525	10,862,040	9,418,926	8,734,296
Shareholders’ equity	1,992,772	1,779,081	1,285,772	1,125,296	975,352

	2006	2005	2004	2003	2002
Selected Financial Measures:
Net income to:
Average assets	1.20%	1.10%	0.99%	0.92%	1.10%
Average shareholders’ equity	13.34	12.84	13.45	12.94	15.53
Noninterest income/average assets	0.85	0.85	0.88	0.88	0.95
Noninterest expense/average assets	2.34	2.49	2.48	2.37	2.30
Efficiency ratio	54.94	58.11	59.76	59.11	53.96
Dividend payout ratio	39.53	40.13	44.27	48.28	41.27
Shareholders’ equity to assets	9.03	9.02	7.40	7.29	6.85
Tangible capital ratio	6.26	5.97	5.43	5.65	5.31
Book value per share	$13.46	$12.53	$10.45	$9.34	$8.75
Tangible book value per share	$9.05	$8.02	$7.50	$7.11	$6.68
Risk-based capital:(1)
Tier 1	9.09%	9.15%	8.80%	9.41%	7.85%
Total	11.77	12.17	11.39	12.55	11.01
Tier 1 leverage(1)	7.81	7.77	7.16	7.54	6.98
Total nonperforming assets to net loans, other real estate and repossessions(2)	0.16	0.21	0.29	0.65	0.78
Net charge-offs to average loans	0.12	0.14	0.19	0.31	0.29
Allowance for loan losses to total loans (net of unearned income)	1.13	1.15	1.16	1.20	1.16
Allowance for loan losses to nonperforming loans(2)	1247	662	548	240	191
Non-GAAP Measures:(3)
Noninterest income/average assets(4)(7)	0.82	0.85	0.84	0.89	0.78
Noninterest expense/average assets(5)	2.34	2.45	2.43	2.37	2.30
Efficiency ratio(6)	55.39	57.06	59.32	58.92	56.30

(1)	Refer to Note 16, Regulatory Matters and Restrictions in the Notes to Consolidated Financial Statements for additional information.
(2)	Nonperforming loans and nonperforming assets are shown as defined in the Risk Management section of Management’s Discussion and Analysis.
(3)	Management believes that these non-GAAP measures provide information that is useful to investors in understanding the performance of the Company’s underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of results for ongoing business operations, and it is on this basis that Management internally assesses the Company’s performance.
(4)	Excluded from noninterest income are securities and derivatives gains (losses), net of $4.8 million, ($24.7) million, $7.5 million, $4.8 million and $5.7 million for 2006, 2005, 2004, 2003 and 2002, respectively; gain on sale of Goldleaf of $2.8 million for 2006; gain on sale of branches of $37.0 million for 2005; and changes in fair value of swap derivatives of ($12.1) million, ($0.4) million, ($6.9) million and $18.9 million for 2005, 2004, 2003 and 2002, respectively.
(5)	Excluded from noninterest expense are net losses related to the early extinguishment of debt of $9.6 million and $7.4 million for the years ended 2005 and 2004, respectively.
(6)	Noninterest income excludes gains (losses) on the sale of securities, derivatives, branches and Goldleaf as detailed in note (4) above. Noninterest expense excludes net losses related to the early extinguishment of debt as detailed in note (5) above.
(7)	Prior periods have been conformed to the current period presentation.

Selected Quarterly Financial Data 2006-2005

	2006				2005
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$380,154	$381,307	$359,449	$334,675	$320,941	$308,138	$279,112	$253,864
Interest expense	195,686	190,755	167,362	146,515	134,378	122,872	104,677	90,906

Net interest income	184,468	190,552	192,087	188,160	186,563	185,266	174,435	162,958
Provision for loan losses	3,400	1,450	4,950	12,342	5,892	6,007	9,010	5,929

Net interest income after provision for loan loss	181,068	189,102	187,137	175,818	180,671	179,259	165,425	157,029
Noninterest income	49,829	45,962	44,873	48,558	44,302	39,326	60,597	31,751
Noninterest expense	130,529	131,985	131,226	125,861	132,481	133,964	131,982	116,828
Applicable income taxes	34,125	35,047	34,266	33,495	30,985	28,145	31,709	23,764

Net income	$66,243	$68,032	$66,518	$65,020	$61,507	$56,476	$62,331	$48,188

Earnings Per Share:
Net income
Basic	$0.43	$0.44	$0.43	$0.42	$0.40	$0.37	$0.42	$0.35
Diluted	$0.43	$0.44	$0.43	$0.42	$0.40	$0.36	$0.41	$0.34

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report to shareholders and the Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions as they relate to BancGroup (including its subsidiaries or its management), are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

In addition to factors mentioned elsewhere in this annual report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2007 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the following pages. The principal purpose of this review is to provide the reader of the attached financial statements and accompanying notes with a detailed analysis of the financial results of The Colonial BancGroup, Inc. and subsidiaries.

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $22.8 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At December 31, 2006, BancGroup had 305 branches in Florida, Alabama, Georgia, Nevada, and Texas.

BancGroup is primarily a Florida bank with more of its assets, deposits and branches in Florida than in any other state. The following chart includes the Company’s assets, deposits and branches by state as of December 31, 2006.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$12,804	56%	$9,422	59%	166	54%
Alabama	3,980	18%	3,869	24%	92	30%
Georgia	1,418	6%	815	5%	18	6%
Texas	1,405	6%	722	4%	14	5%
Nevada	966	4%	750	5%	15	5%
Corporate/Other	2,211	10%	513	3%	—	—

Total	$22,784	100%	$16,091	100%	305	100%

Strategy

BancGroup is built upon the foundation of a community banking philosophy that emphasizes local responsibility for customer relationships. This operating philosophy has been important in attracting and retaining skilled and highly motivated local management teams and developing a strong customer base, particularly with respect to lending relationships.

The expertise in each local market is supported by centralized operations, which allow the local banking officers to concentrate on serving their customers. Through this structure of local customer relationship responsibility and centralized operations, the local banking officers have decision making capability while at the same time having an effective operational support structure at their disposal to service their customers in a more cost effective and efficient manner.

BancGroup’s growth strategy concentrates on developing high growth markets in Florida, Nevada, Georgia and Texas while maintaining a strong presence in growing markets within Alabama. The Company plans to grow primarily through internal strategies of seeking quality loan growth, generating deposit growth through the development of customer relationships and competitive product offerings, increasing noninterest income through continued expansion of fee based products and services and cultivating a sales oriented business culture with an emphasis on customer service. BancGroup will also continue to monitor possible acquisitions of strong banks operating in high growth markets that fit into our strategic plans and desired market areas.

Earnings Overview

Colonial had record earnings for the year ended December 31, 2006 of $1.72 per diluted share, a 13% increase over the $1.52 earned in 2005. Net income for the year was a record $266 million, a 16% increase over 2005.

Colonial’s net interest income increased 6% over 2005, driven by a strong increase in average loans, excluding mortgage warehouse, of 12%. This increase was offset partially by a $386 million, or 11%, reduction in average investment securities. The net interest margin for 2006 was 3.71% compared to 3.75% for 2005. Net interest margin compression was caused primarily by increased funding costs arising from increased deposit pricing and a shift in deposits toward higher rate certificates of deposit from no and low costs products.

Noninterest income for 2006 grew 8% over 2005 with strong increases in retail banking fees, up 10%, and mortgage warehouse fees, up 58%. The Company also had continued improvement in fees from financial planning services and mortgage banking which increased 6% and 11%, respectively, over 2005.

Noninterest expense was well controlled in 2006, increasing less than 1% compared to 2005.

Colonial improved upon its already excellent credit quality by ending 2006 with a nonperforming assets ratio of 0.16%. Nonperforming assets decreased $6.8 million, or 21%, to $25 million at December 31, 2006. Net charge-offs as a percent of average net loans were 0.12% for 2006. Colonial’s net charge-off ratio has consistently been lower than the southern regional bank average, as well as the FDIC insured commercial bank average. Colonial increased its allowance for loan losses to $174.9 million at December 31, 2006 compared to $171.1 million at December 31, 2005. The allowance for loan losses as a percentage of net loans at December 31, 2006, was 1.13% compared to 1.15% at December 31, 2005.

BancGroup’s total risk-based capital ratio at December 31, 2006 was 11.77%, and its Tier I risk-based capital ratio was 9.09%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively. The Company’s total and Tier I risk-based capital ratios at December 31, 2005 were 12.17% and 9.15%, respectively. The Company’s Tier I leverage ratios were 7.81% and 7.77% at December 31, 2006 and 2005, respectively, exceeding the minimum regulatory guideline of 4%.

In 2006, the Company paid dividends of $104.8 million, or $0.68 per share to its shareholders, compared to $89.7 million, or $0.61 per share, in 2005. The Company declared a $0.1875 per share dividend (a 10% increase over 2006) payable on February 9, 2007 to holders of record as of January 26, 2007.

Business Combinations

Colonial continues its expansion into high growth areas through selective acquisitions.

On January 23, 2007, Colonial announced the signing of a definitive agreement to acquire Miami, Florida based Commercial Bankshares, Inc. (Commercial) and its subsidiary Commercial Bank of Florida. Commercial had total assets of $1 billion, total deposits of $841 million and total loans of $611 million at December 31, 2006. Commercial currently operates 14 full service branches in Miami-Dade and Broward counties in south Florida. Under the terms of the agreement, Commercial’s shareholders will receive in the aggregate, consideration of approximately $157.5 million in cash and 6.5 million shares of Colonial stock. Based on the $24.60 closing price of Colonial’s common stock on January 22, 2007, the transaction has an aggregate value of $317 million and a value per Commercial’s share of $49.36. Pending regulatory and Commercial shareholder approval, this transaction is expected to be completed by the end of the second quarter of 2007.

Colonial did not make any acquisitions during 2006. Colonial made two acquisitions in 2005 — FFLC Bancorp, Inc. (FFLC) and its subsidiary, First Federal Savings Bank of Lake County, headquartered in Leesburg, Florida, and Union Bank of Florida (Union), headquartered in Sunrise, Florida. For more information about the 2005 acquisitions, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements.

Divestitures

On January 31, 2006, the Company sold its investment in Goldleaf Technologies, Inc., a Delaware corporation which provides internet and ACH services to community banks. As a result of the sale, the Company removed $9.0 million of net assets, including $8.5 million of goodwill, from the balance sheet and recognized a gain of $2.8 million.

With Colonial’s strategy of locating in high growth markets, all branch locations are evaluated to determine whether each branch is in the appropriate location, whether the market in which the branch is located is growing and whether the Company’s resources are being used effectively. In 2005, Colonial determined that it should exit the northwest Alabama market and deploy its resources into markets with more earnings growth potential. Therefore, the Company sold 17 branches in northwest Alabama and three in southern Tennessee. The branches sold had $514 million in deposits and $83 million in loans. The Company recognized a gain of $37.0 million on the sale of these branches.

Opportunities

The Company has abundant growth opportunities because of its strategic locations. Colonial is currently located in three of the four fastest growing states in the U.S. (Florida, Georgia and Nevada). The Company’s successful positioning of operations within high population growth markets has provided not only opportunities for increased loan and deposit growth, but also the ability to enhance the revenue growth from retail activities. The Company expects to continue its expansion plans by adding new branches in Colonial’s existing footprint to strengthen its ability to grow by improving customer convenience and enhancing sales opportunities.

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

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy of the allowance considers both impaired and unimpaired loans and takes into consideration Colonial Bank’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future adverse economic conditions, increased nonperforming loans or other factors will not require further increases in the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the “Risk Management” section and Note 1 to the Consolidated Financial Statements.

The table below illustrates BancGroup’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses.

	Estimated Effect on 2007 Provision Expense Assuming the Following Changes in Each Determining Factor(2)
Factors	+10%	-10%
	(In thousands)
Loan portfolio size	$15,544	$(15,548)
Net charge-offs	2	(5)
Criticized loans(1)	593	(593)

(1)	Criticized loans include all loans rated special mention or worse (includes all nonperforming assets and severely past due loans).
(2)	These computations do not contemplate any action BancGroup could undertake in response to changes in each of these risk factors.

Purchase Accounting and Goodwill

For an acquisition, BancGroup is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identifiable intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, as well as other acquisition-related items.

BancGroup records goodwill in an amount equal to the excess of the cost of an acquisition over the fair value of the net assets acquired. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company has elected to perform its annual testing as of September 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step initially involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit.

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

The goodwill impairment analysis for 2006 indicated that no impairment write-offs were required. The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of September 30, 2006. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 1 to the Consolidated Financial Statements.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates(1)
	No Change	+10%	- 10%
	(In thousands)
Total excess of estimated fair value versus carrying value for all reporting units	$2,386,645	$1,733,525	$3,311,301

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancGroup could undertake in response to changes in the risks associated with the operations of each reporting unit.

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

Consolidations

The Company enters into a variety of financing and investing arrangements in the normal course of business. Financing arrangements are entered into to meet balance sheet management, funding, liquidity and market or credit risk management needs. Investing arrangements are entered into in order to earn a return on investment. Because certain financing arrangements are made through legal entities and certain investments are in separate legal entities, the Company must evaluate whether or not these entities should be consolidated into the Company for financial reporting. In determining whether the entities involved in these arrangements should be consolidated, the Company first considers the guidance in Accounting Research Bulletin 51, Consolidated Financial Statements, which requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement is usually applied to subsidiaries in which a company has a majority voting interest. However, for entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks, the Company follows the guidance in FASB Interpretation (FIN) 46R, Consolidation of Variable Interest Entities. Determining whether a variable interest entity (VIE) should be consolidated requires the Company to make estimates about the VIE’s expected losses and expected residual returns, as well as the extent to which those expected losses and expected residual returns will be absorbed by the Company. If the Company absorbs a majority of either, it is considered the primary beneficiary and is required to consolidate the VIE.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R) which requires all stock-based payments to employees to be recognized in the income statement based on their fair values. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, which only required the recognition of compensation cost for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise prices equaled the market prices of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price. Also, under APB 25 the Company accounted for forfeitures as they occurred. Under SFAS 123(R), the Company is required to estimate forfeitures for awards which are not expected to vest.

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

For options granted during 2006, the expected option term was determined based upon analysis of the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The resulting expected option term was 5.33 years. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The resulting weighted average expected volatility was 22.8%. The expected forfeiture rate was determined based on analysis of the Company’s historical experience with employees’ pre-vesting termination behavior.

For options granted during 2005 and 2004, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The resulting expected option term was 5 years. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The resulting weighted average expected volatility was 25.0% and 26.8% for 2005 and 2004, respectively.

As of December 31, 2006, the total unrecognized compensation cost related to nonvested awards was $9.5 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

REVIEW OF RESULTS OF OPERATIONS

Colonial had record earnings per diluted share of $1.72 for the year ended 2006, a 13% increase over 2005. The Company also reported record net income of $266 million for the year ended 2006, a 16% increase over 2005.

Net Interest Income

Net interest income is BancGroup’s primary source of revenue. Net interest income represents the difference between the interest and related fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income. The net interest margin is fully taxable equivalent net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Beginning in 2004, short-term rates increased at a faster pace than long-term rates. The short-term rates were driven by rate increases by the Federal Reserve while the long-term rates were driven by market supply and demand for debt instruments. The yield curve flattened throughout 2005 and ultimately inverted in 2006. The following tables show the U.S. Treasury yield curves at each quarter end during 2006 and 2005.

BancGroup’s net interest income, on a tax equivalent basis, grew by $46 million, or 6%, in 2006 compared to 2005. The increase was primarily driven by strong growth in average earning assets. BancGroup’s primary funding sources include deposits and wholesale borrowings. The average balance of BancGroup’s funding sources also grew in 2006. Funding costs increased seven basis points more than the yields on average earning assets resulting in net interest margin compression of four basis points from 3.75% to 3.71%.

Interest Earning Assets

Average earning assets, as shown in the tables above, consist primarily of loans, mortgage warehouse assets and investment securities. Approximately 66% of BancGroup’s average earning assets are either variable, adjustable or short-term in nature. Average earning assets grew $1.5 billion, or 8%, compared to 2005, and yielded 7.14%, a 100 basis points increase. The growth in average earning assets was primarily in average loans, excluding mortgage warehouse, which grew 12% over 2005. The yield on loans, excluding mortgage warehouse, increased 95 basis points over 2005. Approximately 72% of BancGroup’s loan portfolio, excluding mortgage warehouse, is variable or adjustable rate and increases in rate when market rates rise. Mortgage warehouse assets consist of loans, loans held for sale and securities purchased under agreements to resell which are variable rate. Average mortgage warehouse assets increased $275 million, or 14%, in 2006 compared to 2005. The yield on mortgage warehouse assets increased 139 basis points in 2006 over 2005.

The growth in loans and mortgage warehouse assets was partially offset by a reduction in average securities of 11%. Average securities were 15% of average earning assets in 2006, down from 18% in 2005. The reduction in the securities portfolio was the result of BancGroup’s continued effort to remove lower yielding assets from the balance sheet and pay down higher rate borrowings. The yield on the securities portfolio increased 51 basis points in 2006 compared to 2005. The increase in yield is attributed to the execution of several transactions in the securities portfolio. In 2005, BancGroup began selling securities that had lower overall performance characteristics than the average portfolio in changing interest rate environments.

Funding Sources

Average funding sources grew $1.6 billion in 2006 compared to 2005. Average deposits grew $1.8 billion, or 13%. The strong growth in average deposits in 2006 funded the growth in average earning assets. Average deposits funded 77% of average earning assets in 2006 compared to 74% in 2005.

BancGroup’s growth in average deposits in 2006 was primarily in certificates of deposit, which have a higher cost than most other deposits. Time deposits comprised 70% of BancGroup’s total average deposit growth in 2006. With the increased market rates during 2006, deposit customers migrated towards higher cost deposits away from low or no cost transaction accounts. As a result of customer preference for higher cost deposits and the continued maturities of time deposits in a higher rate environment, BancGroup’s total cost of deposits increased 102 basis points. Due to increases in the federal funds rates during 2005 and the beginning of 2006, wholesale borrowing costs increased 162 basis points over 2005. Increased funding cost is the primary reason the net interest margin contracted four basis points in 2006.

Average Volume and Rates

	2006			2005			2004
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest earning assets:
Loans, excluding mortgage warehouse loans, net of unearned income(4)	$14,991,675	$1,141,971	7.62%	$13,411,323	$894,545	6.67%	$11,115,275	$625,455	5.63%
Mortgage warehouse loans	348,024	23,946	6.88%	728,057	38,526	5.29%	1,033,238	42,749	4.14%

Total loans, net of unearned income(1)	15,339,699	1,165,917	7.60%	14,139,380	933,071	6.60%	12,148,513	668,204	5.50%
Loans held for sale(4)	1,374,115	92,921	6.76%	823,177	46,247	5.62%	497,315	23,972	4.82%
Held to maturity securities and securities available for sale(4):
Taxable	2,823,409	141,918	5.03%	3,204,634	145,674	4.55%	3,196,804	144,299	4.51%
Nontaxable	45,497	2,967	6.52%	47,755	3,321	6.95%	65,827	4,633	7.04%
Equity securities	145,547	8,498	5.84%	148,393	6,834	4.61%	134,369	5,278	3.93%

Total securities	3,014,453	153,383	5.09%	3,400,782	155,829	4.58%	3,397,000	154,210	4.54%
Securities purchased under agreements to resell	592,840	40,176	6.78%	489,688	25,329	5.17%	76,554	2,579	3.37%
Federal funds sold and other short-term investments	88,799	4,434	4.99%	90,484	3,034	3.35%	54,157	863	1.59%

Total interest earning assets(2)	20,409,906	$1,456,831	7.14%	18,943,511	$1,163,510	6.14%	16,173,539	$849,828	5.25%

Allowance for loan losses	(175,060)			(163,348)			(148,208)
Cash and due from banks	376,815			402,528			328,713
Premises and equipment, net	362,142			295,073			263,134
Net unrealized loss on available for sale securities	(81,613)			(39,889)			(12,783)
Other assets(4)	1,345,500			1,244,435			829,176

Total Assets	$22,237,690			$20,682,310			$17,433,571

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing demand deposits	$4,886,875	$137,986	2.82%	$4,540,854	$68,874	1.52%	$4,092,590	$40,217	0.98%
Savings deposits	1,223,991	33,574	2.74%	1,042,184	21,761	2.09%	547,359	2,497	0.46%
Time deposits(4)	6,708,168	297,729	4.44%	5,443,983	182,898	3.36%	4,014,706	105,422	2.63%
Repurchase agreements	867,534	37,327	4.30%	878,371	20,518	2.34%	658,000	5,728	0.87%
Short-term borrowings	1,119,169	57,464	5.13%	1,760,970	54,877	3.12%	2,248,035	32,575	1.45%
Long-term debt(4)	2,324,505	136,237	5.86%	2,153,881	103,906	4.82%	2,264,698	94,331	4.17%

Total interest bearing liabilities	17,130,242	$700,317	4.09%	15,820,243	$452,834	2.86%	13,825,388	$280,770	2.03%

Noninterest bearing demand deposits	2,969,285			2,960,504			2,207,385
Other liabilities(4)	145,391			122,482			115,026

Total liabilities	20,244,918			18,903,229			16,147,799
Shareholders’ equity	1,992,772			1,779,081			1,285,772

Total liabilities and shareholders’ equity	$22,237,690			$20,682,310			$17,433,571

Rate differential			3.05%			3.28%			3.22%
Net interest income and net yield on interest earning assets on a tax equivalent basis(3)		756,514	3.71%		710,676	3.75%		569,058	3.52%
Taxable equivalent adjustments(2):
Loans		(325)			(423)			(375)
Held to maturity securities and securities available for sale		(921)			(1,031)			(1,435)

Total taxable equivalent adjustments		(1,246)			(1,454)			(1,810)

Net interest income		$755,268			$709,222			$567,248

(1)	Loans classified as non-accruing are included in the average volume calculation. Interest income on loans includes loan fees of $48,420, $48,767, and $42,788 for 2006, 2005 and 2004, respectively.
(2)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(3)	Net yield on interest earning assets is calculated by taking net interest income divided by average total interest earning assets.
(4)	The adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.

Analysis of Interest Increases (Decreases)

	2006 Change From 2005			2005 Change From 2004
		Attributed To(1)			Attributed To(1)
	Amount	Volume	Rate	Amount	Volume	Rate
	(In thousands)
Interest income:
Loans, excluding mortgage warehouse loans, net of unearned income	$247,426	$120,018	$127,408	$269,090	$153,491	$115,599
Mortgage warehouse loans	(14,580)	(26,156)	11,576	(4,223)	(16,105)	11,882
Loans held for sale	46,674	37,290	9,384	22,275	18,296	3,979
Taxable securities	(3,756)	(19,138)	15,382	1,375	96	1,279
Nontaxable securities	(354)	(149)	(205)	(1,312)	(1,253)	(59)
Equity securities	1,664	(161)	1,825	1,556	642	914

Total securities	(2,446)	(19,448)	17,002	1,619	(515)	2,134
Securities purchased under agreements to resell	14,847	6,963	7,884	22,750	21,372	1,378
Federal funds sold and other short-term investments	1,400	(84)	1,484	2,171	1,218	953

Total	293,321	118,583	174,738	313,682	177,757	135,925

Interest expense:
Interest bearing demand deposits	69,112	10,081	59,031	28,657	6,557	22,100
Savings deposits	11,813	5,039	6,774	19,264	10,342	8,922
Time deposits	114,831	56,036	58,795	77,476	48,169	29,307
Repurchase agreements	16,809	(407)	17,216	14,790	5,117	9,673
Short-term borrowings	2,587	(32,808)	35,395	22,302	(15,240)	37,542
Long-term debt	32,331	9,931	22,400	9,575	(5,146)	14,721

Total	247,483	47,872	199,611	172,064	49,799	122,265

Net interest income	$45,838	$70,711	$(24,873)	$141,618	$127,958	$13,660

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is included in Volume Change above.

Loan Loss Provision

The provision for loan losses for the year ended December 31, 2006 was $22.1 million compared to $26.8 million for 2005. The provision for loan losses exceeded net charge-offs for both 2006 and 2005 by $3.8 million and $7.6 million, respectively. Net charge-offs were 0.12% and 0.14% of average loans for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, BancGroup’s allowance for loan losses was $174.9 million, up $3.8 million over December 31, 2005. The allowance for loan losses represented 1.13% of period end net loans at December 31, 2006 compared to 1.15% at December 31, 2005. The allowance covered nonperforming loans by 1247% at December 31, 2006 compared to 662% at December 31, 2005. For more information, refer to the Allowance for Loan Losses discussion presented in the Risk Management section of Management’s Discussion and Analysis.

Noninterest Income

The following chart details the Company’s noninterest income by category for the years ended December 31, 2006 and 2005:

(1)	Other income consists primarily of net cash settlement and change in fair value of swap derivatives, securities and derivatives gains (losses), equity investment income, real estate joint venture income and gains from the sale of Goldleaf, branches and bank premises.

Total noninterest income increased $13.2 million, or 7.5% over 2005. Core noninterest income increased $6.0 million, or 3.4%, from 2005 to 2006.

				Increase (Decrease)
	Year Ended December 31,			2006 Compared to 2005%		2005 Compared to 2004%
	2006	2005	2004
	(In thousands)
Service charges on deposit accounts	$65,071	$58,302	$58,467	$6,769	11.6%	$(165)	(0.3)%
Electronic banking	17,212	15,324	12,604	1,888	12.3	2,720	21.6
Other retail banking fees	14,436	14,022	11,292	414	3.0	2,730	24.2

Retail banking fees	96,719	87,648	82,363	9,071	10.3%	5,285	6.4%
Financial planning services	14,054	13,211	13,370	843	6.4	(159)	(1.2)
Mortgage banking	13,540	12,228	8,433	1,312	10.7	3,795	45.0
Mortgage warehouse fees	25,323	16,055	1,244	9,268	57.7	14,811	NM
Bank-owned life insurance	15,954	13,942	10,261	2,012	14.4	3,681	35.9
Goldleaf income	1,171	10,163	7,610	(8,992)	(88.5)	2,553	33.5
Net cash settlement of swap derivatives	—	10,298	16,567	(10,298)	NM	(6,269)	NM
Other income	14,860	12,118	6,202	2,742	22.6	5,916	95.4

Core noninterest income	181,621	175,663	146,050	5,958	3.4	29,613	20.3
Securities and derivatives gains (losses), net	4,772	(24,654)	7,544	29,426	NM	(32,198)	NM
Change in fair value of swap derivatives	—	(12,053)	(393)	12,053	NM	(11,660)	NM
Gain on sale of Goldleaf	2,829	—	—	2,829	NM	—	NM
Gain on sale of branches	—	37,020	—	(37,020)	NM	37,020	NM

Total noninterest income	$189,222	$175,976	$153,201	$13,246	7.5%	$22,775	14.9%

Retail banking fees increased 10.3% from 2005 to 2006 primarily due to an increase of $6.8 million in service charges on deposit accounts. Service charges on deposit accounts is comprised of service charges on consumer and commercial deposit accounts and nonsufficient funds fees. Nonsufficient funds fees is the largest component of the increase from 2005 to 2006. The increase in nonsufficient funds fees is primarily due to an increase in the number of customer accounts in conjunction with customers maintaining lower balances in those accounts.

Electronic banking includes Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased primarily as the result of an increase in the number of Colonial customer accounts which increased check card usage and ATM network fees from 2005 to 2006.

The primary components of other retail banking fees are check and money order fees, merchant services and check printing charges. The increase in other retail banking fees from 2005 to 2006 was primarily due to increases in check and money order fees and merchant services, partially offset by a decrease in check printing charges.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The increase in financial planning services from 2005 to 2006 was primarily due to an increase in the volume of securities and fixed annuities sold, partially offset by a decline in trust revenues and the volume of insurance products sold.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. The increase in mortgage banking income from 2005 to 2006 was due to an increase in sales volume of $113 million, or 18.3%. Mortgage banking income did not increase in proportion to the increased sales volume due to greater competition for mortgage loans resulting in lower profit margin on the sale of mortgages. The Company was able to increase production by expanding its number of mortgage loan originators and providing excellent customer service despite a challenging mortgage environment that resulted in a decline in industry wide mortgage production.

The Company sells certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity which then sells interests in those assets to third-party commercial paper conduits. The third-party conduits pay the Company servicing and other fees based on a percentage of the outstanding balance of the assets sold. The average balances of these assets sold increased from $858 million in 2005 to $1.7 billion in 2006. Mortgage warehouse fees associated with these assets increased $8.2 million, or 58.7%, in 2006, but did not increase in proportion to the interests sold due to decreased spreads. Mortgage warehouse fees include additional fees to provide mortgage document custodial services to mortgage warehouse customers.

Income from bank-owned life insurance (BOLI) increased from 2005 to 2006 primarily due to proceeds from death benefits received during 2006 and the purchase of $100 million of BOLI in December 2006 bringing the total balance invested at December 31, 2006 to $458 million.

The Company sold its investment in Goldleaf Technologies, Inc. in January 2006. The Company recognized a gain of $2.8 million on the sale.

Other noninterest income increased from 2005 to 2006 primarily due to increases in real estate joint venture income and condo association coupon fees, partially offset by lower net gains on the sale of bank premises and other assets.

The net cash settlement of swap derivatives recorded during 2005 was related to interest rate swaps not designated as hedging instruments. The Company recognized a loss from the change in fair value of these swap derivatives of $12.1 million in 2005. These swaps were terminated or redesignated as hedging instruments in the first quarter of 2006.

The Company’s decisions to buy and sell securities are based on its management of interest rate risk and projected liquidity and funding needs. Colonial recognized net gains of $2.3 million from the sale of $988 million of securities and an additional gain of $2.5 million related to trading derivatives that had a notional value of $155 million in 2006. The Company sold $1.1 billion of securities and declared its intent to sell another $481 million of securities in 2005, incurring net losses of $24.7 million.

The Company recognized a $37 million gain on the sale of 20 branches during 2005, 17 in Alabama and three in Tennessee. Approximately $83 million in loans and $514 million in deposits were included in the sale.

Noninterest Expense

Noninterest expenses were well controlled in 2006 and increased less than 1% over 2005.

				Increase (Decrease)
	Year ended December 31,			2006 Compared to 2005%		2005 Compared to 2004%
	2006	2005	2004
	(In thousands)
Salaries and employee benefits	$280,025	$262,713	$218,095	$17,312	6.6%	$44,618	20.5%
Occupancy expense of bank premises, net	67,338	62,666	53,167	4,672	7.5	9,499	17.9
Furniture and equipment expenses	48,585	43,653	38,300	4,932	11.3	5,353	14.0
Professional services	19,090	22,091	19,356	(3,001)	(13.6)	2,735	14.1
Amortization of intangible assets	12,209	11,528	6,364	681	5.9	5,164	81.1
Advertising	10,782	12,227	8,477	(1,445)	(11.8)	3,750	44.2
Communications	10,845	10,278	10,692	567	5.5	(414)	(3.9)
Merger related expenses	—	4,196	1,999	(4,196)	(100.0)	2,197	109.9
Goldleaf expense	1,025	9,195	6,953	(8,170)	(88.9)	2,242	32.2
Net losses related to the early extinguishment of debt	—	9,550	7,436	(9,550)	(100.0)	2,114	28.4
Other expenses	69,702	67,158	60,810	2,544	3.8	6,348	10.4

Total noninterest expense	$519,601	$515,255	$431,649	$4,346	0.8%	$83,606	19.4%

The increase in salaries and employee benefits primarily relates to normal salary increases and increased incentive plan compensation. The number of average full-time equivalent employees increased from approximately 4,500 in 2005 to 4,700 in 2006. Increased incentive plan compensation relates to loan and deposit volumes as well as financial results of the Company and various components thereof.

The increase in occupancy and furniture and equipment expense was primarily the result of increased facilities repairs and maintenance and increased software costs.

Professional services decreased due to lower legal fees arising from reduced usage of outside legal services.

The decrease in advertising expense resulted from increased usage of direct mail in 2006 rather than print advertising.

In 2005, BancGroup completed the acquisition of Union which added 17 full service branches in several counties in southeast Florida. Additionally in 2005, BancGroup completed the acquisition of FFLC which added 16 full service branches in central Florida. The results of operations for 2005 include pretax merger related expenses of $4.2 million as compared to $2.0 million for the 2004 acquisition of P.C.B. Bancorp, Inc. These costs are comprised of travel, training, marketing, and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies. Refer to the Business Combinations section of the Executive Overview for further information regarding business combinations.

The 2005 net losses related to the early extinguishment of debt resulted from prepayment penalties incurred for the early repayment of FHLB advances.

Goldleaf expense decreased due to the sale of Goldleaf in January 2006.

Other noninterest expenses increased primarily due to increases in travel expenses of $1.6 million and greater expenses related to loan closings of $1.2 million in 2006 as compared to 2005.

Income Taxes

The effective income tax rate was 34.0% in 2006 and 33.4% in 2005. BancGroup is subject to a statutory federal tax rate of 35% and various state tax rates. For further information concerning the provision for income taxes, refer to Note 21, Income Taxes, in the Notes to Consolidated Financial Statements.

REVIEW OF STATEMENT OF CONDITION

Loans

Management emphasizes the importance of maintaining excellent credit quality while growing loans. Management believes that its strategy of using local lending expertise and a strong committee approval process has proven to be successful. Average loans, excluding mortgage warehouse lending, grew 12% in 2006 while period end loans grew 5%.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Commercial, financial, agricultural	$1,158,755	$1,107,494	$1,008,741	$985,059	$1,037,356
Commercial real estate	4,291,979	4,424,465	4,270,817	4,136,976	3,771,993
Real estate construction	6,340,324	5,483,424	3,936,800	3,074,223	2,743,281
Residential real estate	2,987,212	3,048,007	2,228,648	1,988,851	1,951,799
Consumer and other	438,375	372,470	315,386	433,330	528,506

Total loans, excluding mortgage warehouse loans	15,216,645	14,435,860	11,760,392	10,618,439	10,032,935
Mortgage warehouse loans	281,693	483,701	1,114,923	982,488	1,671,149

Total loans	15,498,338	14,919,561	12,875,315	11,600,927	11,704,084
Less: unearned income	(19,449)	(19,697)	(17,504)	(12,032)	(11,654)

Total loans, net of unearned income	$15,478,889	$14,899,864	$12,857,811	$11,588,895	$11,692,430

The increase in loans, excluding mortgage warehouse loans, in 2006 over 2005 was primarily driven by growth in construction loans. The construction portfolio consists predominantly of loans to finance construction projects along with developed lots and land within the Company’s banking markets. The growth in this category during 2006 was mostly in residential property types (residential lots, land zoned residential and home construction). While residential real estate markets have cooled in certain markets within the Company’s footprint, the economies in Nevada, Texas, Florida, Georgia and Alabama remained strong.

The contractual maturities of loans may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are also a major factor in early loan payoffs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturities of loans at December 31, 2006.

Loan Maturity/Rate Sensitivity

	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating/ Adjustable	Fixed	Floating/ Adjustable
	(In thousands)
Commercial, financial, and agricultural	$552,889	$432,019	$173,847	$349,765	$808,990	$240,469	$365,397
Commercial real estate	781,306	2,366,213	1,144,460	2,250,334	2,041,645	2,007,070	1,503,603
Real estate construction	3,878,671	2,231,212	230,441	742,522	5,597,802	489,607	1,972,046
Residential real estate	236,276	476,915	2,274,021	577,067	2,410,145	508,530	2,242,406
Consumer and other	206,449	123,765	108,161	274,573	163,802	171,059	60,867
Mortgage warehouse loans	281,693	—	—	—	281,693	—	—

Totals	$5,937,284	$5,630,124	$3,930,930	$4,194,261	$11,304,077	$3,416,735	$6,144,319

For additional discussion of loans, refer to the Risk Management section.

Mortgage Warehouse Assets

Mortgage warehouse assets consist of loans, short-term participations in mortgage loans held for sale and securities purchased under agreements to resell. Mortgage warehouse loans represent lines of credit available to mortgage origination companies used to originate mortgage loans to their customers. Short-term participations in mortgage loans held for sale are another source of funding provided to these companies in which Colonial purchases participations in certain mortgage loans which have commitments to be sold to third-party investor institutions. Securities purchased under agreements to resell represent mortgage-backed securities which have been securitized by these companies and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors.

Colonial has a facility in which it sells certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity which then sells interests in these assets to third-party commercial paper conduits (conduits). A total of $1.5 billion was sold to the conduits in 2005. During August 2006, an additional $500 million of interests were sold to the conduits bringing the total outstanding balance to $2 billion at December 31, 2006. Refer to Note 6, Sales and Servicing of Financial Assets, in the Notes to Consolidated Financial Statements.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	December 31,
	2006	2005
	(In thousands)
Securities purchased under agreements to resell	$605,937	$589,902
Loans held for sale	1,422,980	1,058,082
Mortgage warehouse loans	281,693	483,701

Total mortgage warehouse assets on balance sheet	2,310,610	2,131,685
Interests sold	2,000,000	1,500,000

Total mortgage warehouse assets under management	$4,310,610	$3,631,685

Total mortgage warehouse assets under management increased $678.9 million, or 18.7%, from December 31, 2005 to December 31, 2006. As a result of BancGroup’s high quality customer service, the Company has been able to increase warehouse balances through the addition of new customers as well as increased share of existing customers’ business despite a challenging mortgage environment and the resulting decline in industry wide mortgage production.

Securities

BancGroup determines the funds available for investment based upon anticipated loan and deposit growth, liquidity needs and pledging requirements, as well as other factors. An investment strategy is developed based on these factors, along with BancGroup’s balance sheet position and relative value opportunities in the market.

All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity securities was $1.9 million at the end of 2006 compared to $3.0 million at the end of 2005. The current year decline was due to paydowns, maturities and calls in the portfolio while BancGroup did not reinvest in any held to maturity securities. Securities classified as held to maturity consisted primarily of U.S. Treasury bonds, agency mortgage-backed securities and municipal obligations.

Securities available for sale represent those securities that the Company intends to hold for an indefinite period of time and may be sold in response to changes in BancGroup’s interest rate risk position, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added to or deducted from shareholders’ equity. Unrealized net losses on securities available for sale was a pretax loss of $54.0 million at December 31, 2006 compared to $53.1 million at December 31, 2005. The unrealized losses, net of income taxes, are reflected in the Company’s shareholders’ equity in the amount of $34.5 million and $35.1 million at December 31, 2005 and 2006, respectively. At December 31, 2006, available for sale securities totaled $3.1 billion, or 99.9% of the total securities portfolio, compared to $2.8 billion, or 99.9%, at December 31, 2005. The following chart details the Company’s available for sale securities at December 31, 2006 by category:

The composition of the Company’s securities portfolio is reflected in the following table.

Securities by Category

	Carrying Value at December 31,
	2006	2005	2004
	(In thousands)
Held to maturity securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$500	$500	$500
Mortgage-backed securities of Government Sponsored Entities	736	957	1,366
Collateralized mortgage obligations of Government Sponsored Entities	11	13	18
Obligations of state and political subdivisions	627	1,480	4,241
Other	—	—	27

Total held to maturity securities	1,874	2,950	6,152

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	166,481	184,557	187,770
Mortgage-backed securities of Government Sponsored Entities	352,075	359,691	338,446
Collateralized mortgage obligations of Government Sponsored Entities	660,780	698,763	1,144,173
Private collateralized mortgage obligations	1,670,973	1,412,004	1,741,079
Obligations of state and political subdivisions	78,603	42,056	55,539
Other	154,702	144,333	180,395

Total securities available for sale	3,083,614	2,841,404	3,647,402

Total securities	$3,085,488	$2,844,354	$3,653,554

Securities to total assets	13.5%	13.3%	19.3%

Average securities to average earning assets	14.4%	18.0%	21.0%

Average duration (excluding equities)	4.45 years	3.51 years	3.64 years

The maturities of the Company’s securities portfolio at December 31, 2006 are as follows:

Contractual Maturity Distribution of Securities(2)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Held to maturity securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	—%	$—	—%	$500	7.25%	$—	—%
Mortgage-backed securities and collateralized mortgage obligations of Government Sponsored Entities	2	7.79%	245	7.20%	—	—%	500	7.33%
Obligations of state and political subdivisions(1)	140	6.74%	232	7.76%	255	8.41%	—	—%

Total held to maturity securities	142	6.76%	477	7.47%	755	7.64%	500	7.33%

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	—	—%	—	—%	118,631	4.08%	47,850	5.00%
Mortgage-backed securities of Government Sponsored Entities	19	7.26%	2,355	6.51%	6,210	5.45%	343,491	5.05%
Collateralized mortgage obligations of Government Sponsored Entities	—	—%	35	4.05%	—	—%	660,745	5.01%
Private collateralized mortgage obligations	—	—%	—	—%	30,846	5.00%	1,640,127	5.42%
Obligations of state and political subdivisions(1)	7,119	6.86%	13,672	6.44%	4,313	6.49%	53,499	5.86%
Other	154,702	5.81%	—	—%	—	—%	—	—%

Total available for sale securities	161,840	5.86%	16,062	6.44%	160,000	4.38%	2,745,712	5.28%

Total Securities	$161,982	5.86%	$16,539	6.47%	$160,755	4.39%	$2,746,212	5.28%

(1)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax exempt obligations multiplied by 145%.
(2)	These are contractual maturities, expected and actual maturities could differ from contractual maturities because underlying borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Deposits

BancGroup’s period end deposit structure consists of the following:

	December 31,		% of Total
	2006	2005	2006	2005
	(In thousands)
Noninterest bearing demand deposits	$2,869,845	$3,167,875	17.8%	20.5%
Interest bearing demand deposits	5,531,036	4,095,166	34.4	26.4
Savings deposits	691,782	1,749,902	4.3	11.3

Transaction accounts	9,092,663	9,012,943	56.5	58.2
Certificates of deposit less than $100,000	3,256,129	2,796,754	20.2	18.1
Certificates of deposit $100,000 or more	2,864,798	2,428,816	17.8	15.7
Other time deposits	475,900	436,145	3.0	2.8

Retail deposits	15,689,490	14,674,658	97.5	94.8
Brokered certificates of deposit	401,564	808,791	2.5	5.2

Total deposits	$16,091,054	$15,483,449	100.0%	100.0%

BancGroup is continuing to grow deposits throughout its market areas. In 2006, customer demand shifted from lower cost and no cost deposits to higher cost interest bearing demand deposits and certificates of deposit. Total average deposits for 2006 increased 13% over 2005. Average time deposits for this period grew 23%; while average nontime deposits grew 6%. As a result, the mix of non-time deposits decreased to 56.5% of total deposits from 58.2% of total deposits at the end of the prior year. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management, supported by BancGroup’s marketing and treasury departments, provide the Company with resources and products to remain competitive in its deposit markets.

The following chart details BancGroup’s deposit base by state at December 31, 2006:

Total Deposit Base

At December 31, 2006, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$1,144,395
Over 3 through 6	929,294
Over 6 through 12	726,824
Over 12	207,118

Total	$3,007,631

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

As a financial services provider, the Company routinely commits to extend credit, including loan commitments, letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for loans. Also, in the ordinary course of business, the Company enters into indemnification agreements, including underwriting agreements relating to offers and sales of its securities, acquisition agreements and various other business arrangements, such as relationships arising from service as a director or officer of BancGroup or its subsidiaries. Additionally, during 2005 the Company issued a residual value guarantee in connection with the lease of a new corporate headquarters. For more information regarding off-balance sheet arrangements, see Note 7, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements.

Contractual Obligations

The Company enters into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations, and leases for premises and equipment. The table below summarizes contractual obligations as of December 31, 2006 except for obligations of short-term borrowing arrangements and pension and postretirement benefits plans. More information on these obligations is contained in Note 13, Short-Term Borrowings, and Note 17, Employee Benefit Plans.

The Company also enters into derivatives, which create contractual obligations, as part of its interest rate risk management process. For more information, see the Interest Rate Risk section and Note 9, Derivatives.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt(1)	$2,588,752	$32,611	$74,903	$96,921	$2,384,317
Operating leases	256,676	35,886	60,536	48,942	111,312
Capital leases	4,678	2,732	643	324	979
Time deposits	6,998,391	6,400,544	417,567	80,708	99,572

Total	$9,848,497	$6,471,773	$553,649	$226,895	$2,596,180

(1)	Excludes purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts.

RISK MANAGEMENT

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial’s Credit Risk Management philosophy has historically been and continues to be, focused on establishing and administering policies and procedures such that Colonial’s credit quality has outperformed Colonial’s peers in most economic environments. Consistent with this philosophy, Colonial has maintained conservative underwriting and credit product standards and has generally avoided nontraditional credit products. The Company’s credit risk management process is centered on comprehensive credit and underwriting policies and procedures, a strong and effective loan approval process, continual audit and review functions, and experienced credit professionals at the regional, business-line and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group which falls under the supervision of the Chief Credit Officer. This group continually evaluates changes in credit risk, monitors large concentrations and exposures of all types and locations, and implements Colonial Bank’s allowance methodology. Colonial also has a special assets/collections group which is charged with minimizing losses, maximizing recoveries, and implementing strategies to reduce problem asset levels. In addition, the internal auditor and regulatory examiners review and perform detailed tests of the Company’s credit risk management activities, such as credit underwriting, loan administration, and the allowance process. The overall goals of Colonial’s credit risk management activities include providing a sound basis for new credit extensions and early recognition of problems/risks so that it can maintain a high quality loan portfolio and achieve long-term earnings growth.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and in certain deposit activities. Colonial Bank’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Loan Approval and Underwriting

The Chief Credit Officer, who reports directly to the Chief Executive Officer, provides company-wide credit oversight through a senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional loan committees made up of local officers and directors that approve loans up to certain dollar levels. These committees provide local business and market expertise while BancGroup’s senior management provides independent oversight by participating in the state loan committees. Loans to the Company’s largest borrowers and loans originated out of specialized business units may go through these committees for approval, but also may go through additional committees established by the Board of Directors and administered by the Chief Credit Officer.

BancGroup has standard policies and procedures for the evaluation and underwriting of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the creditworthiness of the borrower, but generally require loan-to-value ratios not to exceed 85% for commercial real estate, 80% for construction, 75% for development, 65% for raw land, and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment and are financed at 50%, 80% and 90% of estimated value, respectively. Installment and consumer loan collateral, where required, is based on 90% or lower loan-to-value ratios. Collateral values referenced above are monitored and estimated by loan officers and the senior credit administration function through inspections, independent appraisals, reference to broad measures of market values, and current experience with similar properties or collateral. Loans with loan-to-value ratios in excess of 80% have potentially higher risks which are offset by other factors including the borrowers’ or guarantors’ creditworthiness, deposits and other aspects of the overall relationship, the customer’s history with Colonial, and any other potential sources of repayment.

Concentration

A significant portion of BancGroup’s loans are secured by real estate with commercial real estate and construction loans representing 27.7% and 40.9% of total loans as of December 31, 2006, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.0% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have experienced higher rates of growth. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. For the year ended 2006, the commercial real estate portfolio had net recoveries of $1.6 million. Net charge-offs to average loans for the construction portfolio were 0.09% for 2006. In addition to mortgages on the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 28.0% of the total commercial real estate portfolio outstanding at December 31, 2006. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally carry less risk than other commercial real estate loans.

Management believes that its existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size, and collateral function. This diversification, in addition to Colonial’s emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at December 31, 2006.

	Construction	% of Category	Commercial Real Estate	% of Category
	(In thousands)
Average Loan Size	$829		$646
Geographic Diversity (by property location)(1)
Florida	$3,349,052	52.8%	$2,498,915	58.2%
Alabama	701,446	11.1%	685,100	16.0%
Georgia	630,095	9.9%	383,998	8.9%
Texas	833,412	13.1%	220,391	5.1%
Nevada	431,443	6.8%	231,402	5.4%
Other	394,876	6.3%	272,173	6.4%

Total	$6,340,324	100.0%	$4,291,979	100.0%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	28.0%	11.5%	Retail	25.4%	7.0%
Land Only	24.2%	9.9%	Office	21.5%	6.0%
Residential Home Construction	16.1%	6.6%	Warehouse	14.4%	4.0%
Condominium	7.2%	2.9%	Multi-Family	8.3%	2.3%
Commercial Development	6.2%	2.5%	Healthcare	6.8%	1.9%
Retail	6.1%	2.5%	Lodging	6.5%	1.8%
Office	3.7%	1.5%	Church or School	4.6%	1.3%
Multi-Family	3.1%	1.3%	Industrial	2.0%	0.5%
Warehouse	1.5%	0.6%	Farm	1.8%	0.5%
Other(2)	3.9%	1.6%	Recreation	1.1%	0.3%

			Other(2)	7.6%	2.1%

Total Construction	100.0%	40.9%	Total Commercial Real Estate	100.0%	27.7%

(1)	As noted in the narrative discussion on Concentration, no more than 12.0% of construction or commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentage shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,321,724	$736,545
% of 75 largest loans to category total	20.8%	17.2%
Average Loan-to-Value Ratio (75 largest loans)	62.9%	67.4%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.41x

Residential real estate loans represent 19.3% of total loans in 2006. The majority of these loans are adjustable rate first mortgages on single-family, owner-occupied properties, and therefore, have generally less credit risk than other portfolio segments. BancGroup has a history of successfully lending in the residential real estate market and its quality ratios remain favorable in this portfolio segment. Net charge-offs to average loans for the residential real estate portfolio were 0.04% for 2006.

Loans classified as commercial, financial, and agricultural, representing 7.5% of total loans, consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail, or service businesses. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

Consumer loans, representing 1.5% of total loans, are loans to individuals for various purposes. Vehicle loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earning capacity of the individual borrower, as well as the value of the collateral for secured loans.

BancGroup maintains a mortgage warehouse lending division. This department provides lines of credit collateralized by residential mortgage loans and other services to mortgage origination companies. Warehouse loans outstanding at December 31, 2006 were $281.7 million, with unfunded commitments of $920.4 million.

The Company has 48 credits with commitments (funded and unfunded) of $949 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). The largest outstanding amount to any single borrower is $43 million (which is a mortgage warehouse lending credit). At December 31, 2006, $445 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have established long-term relationships with each of these borrowers. These commitments are comprised of the following:

•	55% — 36 commercial real estate credit facilities to companies with headquarters located within Colonial’s existing markets,

•	43% — mortgage warehouse lines to 10 large institutions, and

•	2% — 2 operating facilities to a large national insurance company and a healthcare provider.

Management believes that these are sound participations involving credits that fit within Colonial’s lending philosophy and meet its conservative underwriting guidelines.

Allowance for Loan Losses

Colonial, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to validate that credit risks are appropriately identified. The Company remains committed to the early recognition of problem loans and to ensuring an adequate level of allowance to cover losses. At December 31, 2006, the Company’s total allowance was $174.9 million, which represented 1.13% of period-end loans.

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

The first component of the allowance for loan losses analysis involves the calculation of specific allowances for individual impaired loans as required by SFAS 114, Accounting by Creditors for Impairment of a Loan. In addition, the Company requires that a broad group of loans be tested for impairment each quarter (this includes all loans of $500,000 and over that have internal risk ratings below a predetermined classification level, plus all significantly past due loans of $200,000 and over). The credit risk management area validates all impairment testing and validates the reserve allocations for all identified impaired loans each quarter. Reserves associated with this element are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. As of December 31, 2006 and 2005, the specific allowance calculations for this element of the allowance totaled $2.3 million and $3.5 million, respectively. The decrease in the reserve between these two periods primarily resulted from a 55.3% decline in the dollar amount of loans that met the criteria for impaired status.

The second reserve component is the general allowance for loan pools assessed by applying loss factors to groups of loans within the portfolio that have similar characteristics. This part of the methodology is governed by SFAS 5, Accounting for Contingencies. The general allowance factors are based upon recent and historical charge-off experience and are typically applied to the portfolio by loan type and internal risk rating. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in the analysis of this second reserve component are adjusted quarterly based on loss trends and risk rating migrations. As of December 31, 2006 and 2005, the general allowance calculations totaled $133.2 million and $124.6 million, respectively. The increase between the periods was primarily the result of portfolio growth which was partially offset by lower criticized and classified risk assets.

The third component of the allowance represents the effect of risks or losses that are not fully captured elsewhere, and includes amounts for new loan products or portfolio segments which are deemed to have risks not included in the other model elements, macroeconomic factors and model imprecision. The Company analyzes and revises this part of the allowance at least quarterly. The qualitative risk factors of this third allowance segment are subjective and require a high degree of management judgment. As of December 31, 2006 and 2005, the allowance calculated for economic conditions and other risk factors relating to specific loan categories totaled $27.5 million and $29.0 million, respectively. During 2006, the component of the reserve that covers the risks associated with Colonial’s concentration in construction and commercial real estate loans was modified and expanded. Changes included adding all property types in the analysis as well as adding factors for granularity and differential risks. The effect of this modification was offset by the full integration of the loan portfolio from a previous acquisition and reduced risk levels from two segregated portfolio segments. In addition to the allocated portions, an amount is calculated to adjust the allowance for imprecision inherent in estimates used for the allocated portions of the reserve. The unallocated allowance is the result of management’s judgment of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends. At December 31, 2006 and 2005, the unallocated allowance was $11.8 million and $13.9 million, respectively.

Allocation of the Allowance for Loan Losses

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(In thousands)
Balance at end of period applicable to:
Commercial, financial, agricultural	$40,642	7.5%	$41,365	7.4%	$44,621	7.8%	$50,314	8.5%	$51,468	8.9%
Commercial real estate	26,820	27.7%	40,311	29.7%	37,393	33.2%	28,800	35.7%	25,175	32.2%
Real estate construction	64,487	40.9%	41,826	36.8%	30,357	30.5%	25,014	26.5%	26,707	23.4%
Residential real estate	18,337	19.3%	20,734	20.4%	12,494	17.3%	11,176	17.1%	11,058	16.7%
Consumer and other	11,265	2.8%	10,030	2.5%	9,075	2.5%	9,651	3.7%	9,051	4.5%
Mortgage warehouse loans	1,506	1.8%	2,879	3.2%	2,783	8.7%	2,683	8.5%	4,439	14.3%
Unallocated	11,793	0.0%	13,906	0.0%	12,079	0.0%	10,911	0.0%	7,367	0.0%

Total	$174,850	100.0%	$171,051	100.0%	$148,802	100.0%	$138,549	100.0%	$135,265	100.0%

Summary of Loan Loss Experience

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Allowance for loan losses — January 1	$171,051	$148,802	$138,549	$135,265	$122,200
Charge-offs:
Commercial, financial, agricultural	17,346	8,452	10,854	21,370	19,859
Commercial real estate	1,537	8,860	8,034	9,344	4,062
Real estate construction	5,690	2,445	2,670	1,528	1,789
Residential real estate	1,702	3,155	2,613	5,297	5,221
Consumer and other	4,504	4,294	5,640	3,888	4,703

Total charge-offs	30,779	27,206	29,811	41,427	35,634

Recoveries:
Commercial, financial, agricultural	5,914	3,546	2,855	2,052	1,189
Commercial real estate	3,175	1,171	776	874	1,005
Real estate construction	571	254	223	197	93
Residential real estate	428	584	480	332	565
Consumer and other	2,348	2,440	1,879	2,501	2,033

Total recoveries	12,436	7,995	6,213	5,956	4,885

Net charge-offs	18,343	19,211	23,598	35,471	30,749
Provision for loan loss	22,142	26,838	26,994	37,378	35,980
Allowance added from bank acquisitions	—	14,622	6,857	1,377	7,834

Allowance for loan losses — December 31	$174,850	$171,051	$148,802	$138,549	$135,265

Loans (net of unearned income) December 31	$15,478,889	$14,899,864	$12,857,811	$11,588,895	$11,692,430
Ratio of ending allowance to ending loans (net of unearned income)	1.13%	1.15%	1.16%	1.20%	1.16%
Average loans (net of unearned income)	$15,339,699	$14,139,380	$12,148,513	$11,550,930	$10,520,771
Ratio of net charge-offs to average loans (net of unearned income)	0.12%	0.14%	0.19%	0.31%	0.29%

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

Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Aggregate loans for which interest is not being accrued	$14,025	$25,668	$26,983	$57,342	$70,282
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	—	155	191	277	417

Total nonperforming loans*	14,025	25,823	27,174	57,619	70,699
Other real estate and in-substance foreclosure	1,850	6,032	9,711	17,378	20,468
Repossessions	19	76	154	443	134
Loans held for sale	9,255	—	—	—	—

Total nonperforming assets*	$25,149	$31,931	$37,039	$75,440	$91,301

Aggregate loans contractually past due 90 days or more for which interest is being accrued	$8,138	$10,283	$8,096	$10,802	$21,693
Total nonperforming loans as a percent of net loans	0.09%	0.17%	0.21%	0.50%	0.60%
Total nonperforming assets as a percent of net loans, other real estate and repossessions	0.16%	0.21%	0.29%	0.65%	0.78%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of net loans	0.14%	0.24%	0.27%	0.59%	0.79%
Allowance for loan loss as a percent of nonperforming loans (nonaccrual and renegotiated)	1247%	662%	548%	240%	191%

*	Total does not include loans contractually past due 90 days or more, which are still accruing interest

During 2006, BancGroup transferred nonperforming loans with a net book value of $9.3 million to loans held for sale. Prior to the transfer to held for sale, BancGroup charged down the loans to fair value. The loans were subsequently sold in January 2007.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits as well as other performing loans will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets declined $6.8 million, or 21%, during the year ended December 31, 2006 as a result of the resolution of problem assets through payoffs, the sale of underlying property, charge-offs, and sale of the loans. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions, and the disproportionate impact of larger assets. Historically, Colonial has experienced favorable levels of nonperforming assets. The recent improvements in nonperforming assets and other credit quality measures are the result of additional improvements in collection, work-out and risk management efforts.

Interest income recognized and interest income foregone on nonaccrual loans were not significant for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at December 31, 2006 and 2005 was $9.9 million and $22.1 million, respectively, and these loans had a corresponding valuation allowance of $2.3 million and $3.5 million, respectively. The average investment in impaired loans during 2006 and 2005 totaled $18.1 million and $22.8 million, respectively. The decrease in impaired loans is primarily due to the resolution of several problem credits.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $158.0 million of loans which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually 90 days past due at December 31, 2006. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is charged down to estimated recoverable amounts. As of December 31, 2006, substantially all of these classified loans were current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility in correcting problems and providing adequate reserves. Given the reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed at the present time.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s asset/liability management policies. To ensure adherence to these policies, the Asset and Liability Committee (ALCO) of the Board of Directors establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The guidelines apply to both on and off-balance sheet positions. The goal of the ALCO process is to maximize earnings while carefully controlling interest rate risk.

Interest Rate Risk

Interest rate risk, and its potential effects on earnings, are inherent in the operations of a financial institution. BancGroup is subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);

•

Assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, Colonial Bank may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);

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

The following table represents the output from the Company’s simulation model based on the balance sheet at December 31, 2006 with comparable prior year information. The table measures, consistently for both years, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

As shown in the tables, the Company’s balance sheet became less asset sensitive from December 31, 2005. On the asset side, a decrease in the proportion of variable rate loans from 76% of total loans in 2005 to 73% in 2006 decreased asset sensitivity. On the liability side, the liabilities have become more sensitive to changes in rates due to the shortening of duration of the certificate of deposit portfolio coupled with the customers’ migration from low and no cost transaction accounts to higher cost accounts with more pricing sensitivity.

Basis Points Change	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	December 31,		December 31,
	2006	2005	2006	2005
+200	7.25	6.25	1.4%	3.9%
+100	6.25	5.25	0.6%	2.2%
No rate change	5.25	4.25	—	—
– 100	4.25	3.25	(0.3)%	(1.7)%
– 200	3.25	2.25	(1.8)%	(3.5)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of asset and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

Colonial also measures interest rate risk by simulating the impact of changes in interest rates to the market value of equity. The potential effect of these interest rate changes is derived from the impact of such changes on the market value of assets and liabilities. Colonial analyzes the changes in market value of equity to ensure that the Company maintains an adequate capital position.

The following table represents the output of the simulation model for the economic value of equity (EVE), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the EVE under 100 basis point parallel rate shocks versus the EVE assuming rates at December 31, 2006 and 2005.

Basis Points Change	Fed Funds Rates		Percentage Change in EVE vs. EVE under No Rate Change
	December 31,		December 31,
	2006	2005	2006	2005
+200	7.25	6.25	(3.2)%	2.2%
+100	6.25	5.25	(0.7)%	1.9%
No rate change	5.25	4.25	—	—
–100	4.25	3.25	(2.3)%	(2.2)%
–200	3.25	2.25	(10.9)%	(8.3)%

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

Deposit growth is a primary focus of BancGroup’s funding and liquidity strategy. Average deposits increased by $1.8 billion, or 13% over 2005. With branches in three of the top four population growth states, retail deposits are a major component of BancGroup’s funding growth.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to the emphasis on core deposit growth. The Company draws on a variety of funding sources to assist in funding loan growth, securities acquisitions and deposit fluctuations. Fed Funds lines and repurchase agreements are sources for short-term borrowings. Availability from the Federal Home Loan Bank of Atlanta (FHLB) is also an important part of BancGroup’s wholesale funding sources. As of December 31, 2006, the lendable collateral value pledged to the FHLB amounted to $3.2 billion down from $3.4 billion in the prior year. The FHLB will continue to provide an important source of wholesale liquidity. From time to time BancGroup has issued subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

Over the course of 2006, BancGroup continued to focus on the growth of retail deposits and brokered certificates of deposit to curtail short-term borrowings and to match the short-term funding requirement of mortgage warehouse lending cycles.

Short-term borrowings were comprised of the following at December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
FHLB borrowings	$—	$—	$1,250,000
Federal funds purchased	1,133,000	673,925	1,217,808
Repurchase agreements (retail)	532,672	568,871	360,127
Repurchase agreements (wholesale)	300,000	300,000	431,000

Total Short-Term Borrowings	$1,965,672	$1,542,796	$3,258,935

Additional details regarding short-term borrowings are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At December 31
	(In thousands)
2006
FHLB borrowings	$250,000	$39,315	5.42%	—
Federal funds purchased	1,628,400	1,079,743	5.12%	5.24%
Other short-term borrowings	948,327	867,645	4.30%	4.51%

	$2,826,727	$1,986,703	4.77%	4.93%

2005
FHLB borrowings	$1,250,000	$503,989	2.95%	—
Federal funds purchased	1,612,000	1,236,153	3.20%	4.20%
Other short-term borrowings	1,030,065	899,200	2.34%	3.43%

	$3,892,065	$2,639,342	2.86%	3.76%

2004
FHLB borrowings	$1,250,000	$812,702	1.58%	2.44%
Federal funds purchased	1,402,178	1,220,059	1.39%	2.27%
Other short-term borrowings	934,134	873,274	0.98%	1.73%

	$3,586,312	$2,906,035	1.32%	2.20%

Long-term borrowings were comprised of the following at December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725	$7,725
Subordinated notes(1)	376,114	383,622	265,873
Junior subordinated debentures	299,078	307,446	302,412
FHLB borrowings(1)	1,835,229	1,634,989	1,382,913
Repurchase agreements (wholesale)	—	—	300,000
Other	4,128	5,049	2,034

Total Long-Term Borrowings	$2,522,274	$2,338,831	$2,260,957

(1)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 9, Derivatives, and Note 14, Long-Term Borrowings, in the Notes to Consolidated Financial Statements for further details.

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

Colonial does not engage in business processes that are out of its primary areas of expertise but rather outsources non-core processing functions to limit operational risk associated with non-core activities.

Operational losses are monitored closely. Operational losses have historically been absorbed by current earnings without any material impact to earnings or capital.

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

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio required for BancGroup is 4%. The minimum risk adjusted capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. Higher capital ratios may be required by the Federal Reserve if warranted by the circumstance or risk profile. BancGroup’s actual capital ratios and the components of capital and risk adjusted asset information (subject to regulatory review) are stated below:

	December 31,
	2006	2005
	(In thousands)
Risk-Based Capital:
Shareholders’ equity	$2,057,335	$1,932,691
Unrealized losses on securities available-for-sale	35,076	37,856
Unrealized losses on cash flow hedging instruments	9,084	8,739
Qualifying trust preferred securities	290,000	298,000
Intangible assets (net of allowed deferred taxes)	(664,164)	(681,907)
Other adjustments	(3,191)	(2,968)

Tier I Capital	1,724,140	1,592,411

Allowable loan loss reserve	176,100	171,051
Subordinated debt	331,850	355,533
45% of net unrealized gains on equity securities available-for-sale	523	535

Tier II Capital	508,473	527,119

Total Capital	$2,232,613	$2,119,530

Risk-Adjusted Assets	$18,960,865	$17,412,622
Quarterly Average Assets (for regulatory purposes)	$22,083,202	$20,504,737
Tier I Leverage Ratio	7.81%	7.77%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.09%	9.15%
Total Capital Ratio	11.77%	12.17%

Regulatory Restrictions

As noted previously, dividends payable by national banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

Colonial Bank is also required to maintain reserve balances with the Federal Reserve Bank based on a percentage of deposits reduced by its cash on hand. The average amount of those reserves was approximately $3.5 million and $8.3 million for the years ended December 31, 2006 and 2005, respectively.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. It applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in the financial statements if it is more likely than not that they would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as higher tax expense. Required disclosures will include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The changes required by FIN 48 are not expected to have a material impact on the Company’s financial statements.

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

SFAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of the Statement will be applied prospectively as of the effective date, except in limited circumstances in which the provisions will be applied retrospectively to certain securities and financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently assessing the potential impact SFAS 157 will have on the financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to fully recognize the overfunded or underfunded status of defined benefit pension plans as assets or liabilities, respectively. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation. In addition, SFAS 158 requires companies to measure plan assets and benefit obligations as of year-end. Currently, companies are permitted to choose a measurement date up to three months prior to year-end. The provision to require recognition of the funded status of the plan is effective for fiscal years ending after December 15, 2006. The provision to require measurement of assets and obligations at year-end will be effective for fiscal years ending after December 15, 2008. The measurement date utilized by BancGroup for its pension plan is the Company’s year end. On December 31, 2005, BancGroup closed its pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. As a result of adopting SFAS 158 on December 31, 2006, BancGroup recognized an increase of $641,000 to the balance of its pension asset.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. The Company is currently assessing the potential impact EITF 06-4 will have on the financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Also, in determining the amount that could be realized, companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. The consensus is effective for fiscal years beginning after December 15, 2006. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. Colonial will apply the provisions as a cumulative effect adjustment. As a result of adopting EITF 06-5 on January 1, 2007, BancGroup will recognize a decrease of $540,000 to the balance of bank-owned life insurance.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether it will elect to use the fair value option for any of its eligible items.

COMPARISON OF 2005 WITH 2004

Colonial recorded earnings per diluted share of $1.52 for the year ended 2005, a 16% increase over 2004. The Company also reported net income of $229 million for the year ended 2005, a 32% increase over 2004.

Net interest income for the year increased 25% over 2004 primarily due to strong growth in average earning assets and a 23 basis point expansion in net interest margin. The net interest margin increased to 3.75% in 2005 compared to 3.52% in 2004.

Noninterest income for the year ended 2005 was $176 million, an increase of $23 million, or 15%, over 2004. The increase was primarily from increases in mortgage warehouse fees of $14.8 million, retail banking fees of $5.3 million and mortgage banking income of $3.8 million. As discussed in the Divestitures section of Management’s Discussion and Analysis, during 2005 the Company sold 17 branches in northwest Alabama and three in southern Tennessee in an effort to redeploy those resources into markets with more growth potential. BancGroup recognized a gain of $37.0 million on the branches sold. This gain was offset by losses from the sale of securities of $24.7 million and the change in fair value of swap derivatives of $12.1 million.

Noninterest expense for the year ended 2005 was $515 million, an increase of $84 million, or 19%, over 2004. The 2005 noninterest expense included $9.6 million in net losses related to the early extinguishment of debt, a $2.2 million increase over the $7.4 million recorded in 2004. The remaining increases in noninterest expense were primarily due to the addition of 42 new locations, including 33 through acquisitions, during 2005. These new locations and acquisition related expenses accounted for approximately $27 million, or 32% of the total increase in noninterest expense. The remaining increases included additional expenses from salaries and benefits, occupancy expenses, amortization of intangibles and professional fees.

The effective income tax rate was 33.4% in 2005 and 34.0% in 2004. BancGroup is subject to a statutory federal rate of 35% and various state tax rates.

Colonial’s credit quality remained excellent. Nonperforming assets decreased 14% to $32 million at December 31, 2005, resulting in a nonperforming assets ratio of 0.21%. Net charge-offs as a percent of average net loans for 2005 were 0.14%. The allowance for loan losses as a percentage of net loans at December 31, 2005, was 1.15% compared to 1.16% at December 31, 2004 as a result of improving credit quality trends.

The Company’s total risk-based capital ratio at December 31, 2005 was 12.17% and its Tier I risk-based capital ratio was 9.15%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively. The Company’s total and Tier I risk-based capital ratios at December 31, 2004 were 11.39% and 8.80%, respectively. The Company’s Tier I leverage ratios were 7.77% and 7.16% at December 31, 2005 and 2004, respectively, exceeding the minimum regulatory guideline of 4% for the Company.

In 2005, the Company paid dividends of $89.7 million, or $0.61 per share, compared to $75.6 million or $0.58 per share in 2004.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

The Colonial BancGroup, Inc.:

We have completed integrated audits of The Colonial BancGroup, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of BancGroup’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that BancGroup maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, BancGroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. BancGroup’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of BancGroup’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Birmingham, Alabama

February 26, 2007

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and due from banks	$425,148	$429,549
Interest bearing deposits in banks	2,200	9,417
Federal funds sold	15,334	59,625
Securities purchased under agreements to resell	605,937	589,902
Securities available for sale	3,083,614	2,841,404
Held to maturity securities (fair value: 2006, $2,007; 2005, $3,126)	1,874	2,950
Loans held for sale	1,474,000	1,097,892
Total loans, net of unearned income:
Mortgage warehouse loans	281,693	483,701
Loans, excluding mortgage warehouse loans	15,197,196	14,416,163
Less:
Allowance for loan losses	(174,850)	(171,051)

Loans, net	15,304,039	14,728,813
Premises and equipment, net	407,696	340,201
Goodwill	627,207	635,413
Other intangible assets, net	47,126	59,599
Other real estate owned	1,869	6,108
Bank-owned life insurance	457,812	345,842
Accrued interest and other assets	330,393	279,482

Total	$22,784,249	$21,426,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,869,845	$3,167,875
Interest bearing transaction accounts	6,222,818	5,845,068

Total transaction accounts	9,092,663	9,012,943
Time deposits	6,596,827	5,661,715
Brokered time deposits	401,564	808,791

Total deposits	16,091,054	15,483,449
Repurchase agreements	832,672	868,871
Federal funds purchased	1,133,000	673,925
Subordinated debt	383,839	391,347
Junior subordinated debt	299,078	307,446
Other long-term debt	1,839,356	1,640,038
Accrued expenses and other liabilities	147,915	128,430

Total liabilities	20,726,914	19,493,506

Contingencies and commitments (Note 7)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both December 31, 2006 and December 31, 2005	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both December 31, 2006 and December 31, 2005	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 156,258,708 and 155,602,747 shares issued and 152,852,381 and 154,242,820 shares outstanding at December 31, 2006 and December 31, 2005, respectively	390,647	389,007
Additional paid in capital	763,845	759,704
Retained earnings	1,029,510	868,515
Treasury stock, at cost (3,406,327 shares at December 31, 2006 and 1,359,927 shares at December 31, 2005)	(82,506)	(31,510)
Unearned compensation	—	(6,430)
Accumulated other comprehensive loss, net of taxes	(44,161)	(46,595)

Total shareholders’ equity	2,057,335	1,932,691

Total	$22,784,249	$21,426,197

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$1,258,513	$978,893	$691,801
Interest and dividends on securities:
Taxable	141,918	145,668	144,301
Nontaxable	2,046	2,290	3,195
Dividends	8,498	6,841	5,278
Interest on federal funds sold and other short-term investments	44,610	28,363	3,442

Total interest income	1,455,585	1,162,055	848,017

Interest Expense:
Interest on deposits	469,289	273,533	148,135
Interest on short-term borrowings	94,791	75,395	38,303
Interest on long-term debt	136,238	103,905	94,331

Total interest expense	700,318	452,833	280,769

Net Interest Income	755,267	709,222	567,248
Provision for loan losses	22,142	26,838	26,994

Net Interest Income After Provision for Loan Losses	733,125	682,384	540,254

Noninterest Income:
Service charges on deposit accounts	65,071	58,302	58,467
Financial planning services	14,054	13,211	13,370
Electronic banking	17,212	15,324	12,604
Mortgage banking	13,540	12,228	8,433
Mortgage warehouse fees	25,323	16,055	1,244
Bank-owned life insurance	15,954	13,942	10,261
Goldleaf income	1,171	10,163	7,610
Net cash settlement of swap derivatives	—	10,298	16,567
Securities and derivatives gains (losses), net	4,772	(24,654)	7,544
Change in fair value of swap derivatives	—	(12,053)	(393)
Gain on sale of Goldleaf	2,829	—	—
Gain on sale of branches	—	37,020	—
Other income	29,296	26,140	17,494

Total noninterest income	189,222	175,976	153,201

Noninterest Expense:
Salaries and employee benefits	280,025	262,713	218,095
Occupancy expense of bank premises, net	67,338	62,666	53,167
Furniture and equipment expenses	48,585	43,653	38,300
Professional services	19,090	22,091	19,356
Amortization of intangible assets	12,209	11,528	6,364
Advertising	10,782	12,227	8,477
Communications	10,845	10,278	10,692
Merger related expenses	—	4,196	1,999
Goldleaf expense	1,025	9,195	6,953
Net losses related to the early extinguishment of debt	—	9,550	7,436
Other expenses	69,702	67,158	60,810

Total noninterest expense	519,601	515,255	431,649

Income before income taxes	402,746	343,105	261,806
Applicable income taxes	136,933	114,603	88,929

Net Income	$265,813	$228,502	$172,877

Earnings per share
Basic	$1.73	$1.53	$1.32
Diluted	1.72	1.52	1.31
Average number of shares outstanding:
Basic	153,598	149,053	131,144
Diluted	154,810	150,790	132,315

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net income	$265,813	$228,502	$172,877
Other comprehensive income, net of taxes:
Unrealized gains (losses) on securities available for sale arising during the period, net of income taxes of $(503), $22,254, and $2,113 in 2006, 2005 and 2004, respectively	933	(41,328)	(3,867)
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $796, $(8,629) and $2,641 in 2006, 2005 and 2004, respectively	(1,478)	16,025	(4,903)
Unrealized losses, net of reclassification adjustments, on cash flow hedging instruments, net of income taxes of $414 and $4,706 in 2006 and 2005, respectively	(769)	(8,739)	—
Additional minimum pension liability adjustment, net of income taxes of $(1,675) in 2006 and $1,675 in 2005, respectively	3,325	(3,325)	—

Comprehensive income	$267,824	$191,135	$164,107

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance, December 31, 2003	126,974,668	$317,437	$237,134	$—	$632,473	$(1,134)	$(458)	$1,185,452
Shares issued under:
Directors plan	70,770	176	686					862
Stock option plans	715,180	1,788	4,653					6,441
Restricted stock plan, net	2,490	6	(77)			(25)		(96)
Employee Stock Purchase Plan	30,234	76	497					573
Issuance of shares for business combination	6,030,434	15,076	92,469					107,545
Amortization of unearned compensation						710		710
Excess tax benefit from stock-based compensation			8,332					8,332
Net income					172,877			172,877
Cash dividends ($0.58 per share)					(75,635)			(75,635)
Change in unrealized loss on securities available for sale, net of taxes							(8,770)	(8,770)

Balance, December 31, 2004	133,823,776	334,559	343,694	—	729,715	(449)	(9,228)	1,398,291
Shares issued under:
Directors plan	49,356	123	736					859
Stock option plans	646,236	1,616	5,612					7,228
Restricted stock plan, net	328,935	823	6,544			(7,367)		—
Employee Stock Purchase Plan	31,978	80	634					714
Excess tax benefit from stock-based compensation			611					611
Issuance of shares under forward sales agreement	8,400,000	21,000	158,575					179,575
Issuance of shares for business combinations	12,322,466	30,806	243,298					274,104
Purchase of common stock	(1,359,927)			(31,510)				(31,510)
Amortization of unearned compensation						1,386		1,386
Net income					228,502			228,502
Cash dividends ($0.61 per share)					(89,702)			(89,702)
Change in unrealized loss on securities available for sale, net of taxes							(25,303)	(25,303)
Change in unrealized loss on cash flow hedging instruments, net of taxes							(8,739)	(8,739)
Additional minimum pension liability adjustment, net of taxes							(3,325)	(3,325)

Balance, December 31, 2005	154,242,820	389,007	759,704	(31,510)	868,515	(6,430)	(46,595)	1,932,691
Adoption of SFAS 123(R)			(6,430)			6,430		—
Shares issued under:
Directors plan	37,665	94	699					793
Stock option plans	490,092	1,225	4,471					5,696
Restricted stock plan, net	98,342	246	(246)					—
Employee Stock Purchase Plan	29,862	75	672					747
Excess tax benefit from stock-based compensation			1,109					1,109
Stock based compensation expense			3,866					3,866
Purchase of common stock	(2,046,400)			(50,996)				(50,996)
Net income					265,813			265,813
Cash dividends ($0.68 per share)					(104,818)			(104,818)
Change in unrealized loss on securities available for sale, net of taxes							(545)	(545)
Change in unrealized loss on cash flow hedging instruments, net of taxes and reclassification adjustments							(769)	(769)
Additional minimum pension liability adjustment, net of taxes							3,325	3,325
Unrealized net actuarial pension gains, net of taxes							423	423

Balance, December 31, 2006	152,852,381	$390,647	$763,845	$(82,506)	$1,029,510	$—	$(44,161)	$2,057,335

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$265,813	$228,502	$172,877
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	16,991	9,581	6,733
Change in fair value of swap derivatives	—	12,053	393
Provision for loan losses	22,142	26,838	26,994
Deferred taxes	2,194	(10,729)	(2,904)
(Gains) losses on securities and derivatives, net	(4,772)	24,654	(7,544)
Gains on sales of other assets	(1,518)	(4,208)	(1,443)
Gain on sale of branches	—	(37,020)	—
Gain on sale of Goldleaf	(2,829)	—	—
Net increase in loans held for sale	(366,853)	(419,396)	(300,172)
(Increase) decrease in interest and other receivables	(23,443)	(30,895)	21,150
(Increase) decrease in prepaids	(7,424)	17,850	(11,049)
Increase in other assets	(20,277)	(4,353)	(464)
(Decrease) increase in accrued expenses & accounts payable	(7,690)	(15,234)	47,576
Increase (decrease) in accrued income taxes	6,834	(1,477)	236
Increase (decrease) in interest payable	20,261	14,533	(229)
Excess tax benefit from stock based compensation	(1,098)	—	—
Other, net	(12,332)	859	2,550

Total adjustments	(379,814)	(416,944)	(218,173)

Net cash from operating activities	(114,001)	(188,442)	(45,296)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	217,452	410,818	413,929
Proceeds from sales of securities available for sale	998,232	1,685,544	1,303,670
Purchases of securities available for sale	(1,458,439)	(999,908)	(2,201,606)
Proceeds from maturities of held to maturity securities	1,087	3,225	4,272
Increase in securities purchased under agreements to resell	(16,035)	(368,411)	(221,491)
Net increase in loans excluding proceeds from sales of interests in mortgage warehouse loans	(573,922)	(1,191,743)	(781,358)
Proceeds from sales of interests in mortgage warehouse loans	—	668,829	—
Net cash (paid) received in bank acquisitions	—	(114,872)	31,312
Net cash paid in branch divestiture	—	(390,016)	—
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	10,558	—	—
Purchase of bank-owned life insurance	(100,000)	—	(100,000)
Proceeds from bank-owned life insurance	5,410	—	—
Capital expenditures	(109,225)	(47,151)	(44,744)
Proceeds from sales of other real estate owned	12,286	13,657	23,118
Proceeds from sales of premises and equipment	4,069	3,315	2,447
Proceeds from sales of other assets	6,954	5,392	3,060
Net investment in affiliates	(8,041)	(21,622)	(2,321)

Net cash from investing activities	(1,009,614)	(342,943)	(1,569,712)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	605,769	2,664,947	1,396,649
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	422,876	(1,865,440)	568,976
Proceeds from issuance of long-term debt	450,000	914,017	502,034
Repayment of long-term debt	(262,666)	(1,132,730)	(746,909)
Purchase of common stock	(50,996)	(31,510)	—
Proceeds from issuance of common stock	6,443	7,942	6,906
Proceeds from issuance of shares under forward sales agreement	—	179,575	—
Proceeds from sale of treasury stock	—	—	147
Excess tax benefit from stock based compensation	1,098	—	—
Dividends paid	(104,818)	(89,702)	(75,635)

Net cash from financing activities	1,067,706	647,099	1,652,168

Net (decrease) increase in cash and cash equivalents	(55,909)	115,714	37,160
Cash and cash equivalents at beginning of year	498,591	382,877	345,717

Cash and cash equivalents at December 31	$442,682	$498,591	$382,877

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$664,309	$435,388	$280,503
Income taxes	136,425	107,530	87,969
Non-cash investing and financing activities:
Transfer of loans to other real estate	$8,444	$11,303	$14,312
Transfer of loans to loans held for sale	9,255	11,234	3,925
Assets (non-cash) acquired in business combinations	—	2,355,554	723,697
Liabilities assumed in business combinations	—	1,966,578	647,464
Assets acquired under capital leases	3,149	3,268	—
Assets (non-cash) sold in branch divestiture	—	89,923	—
Liabilities sold in branch divestiture	—	516,959	—
Assets (non-cash) sold in Goldleaf divestiture	12,236	—	—
Liabilities sold in Goldleaf divestiture	4,507	—	—
Common stock received for exercise of stock options	—	—	147

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

BancGroup considers a voting rights entity to be a subsidiary and consolidates it if BancGroup has a controlling financial interest in the entity. Variable interest entities are consolidated if BancGroup is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., BancGroup is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which BancGroup has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which BancGroup has a voting or economic interest of less than 20% are generally carried at cost. See Note 8 for further discussion of VIEs.

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

Held to maturity securities are securities which management has the ability and intent to hold until maturity. These securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discount.

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

On a quarterly basis, held to maturity securities and securities available for sale in an unrealized loss position are reviewed to determine whether the losses are other-than-temporary. The review involves consideration of factors such as the severity and duration of the unrealized loss, the likelihood of a recovery in market value and the Company’s ability and intent to hold the security until the market value recovers or the security matures. If the decline in value is deemed to be other-than-temporary, an impairment loss is recognized in earnings.

Loans Held For Sale

Loans held for sale include originated loans and acquired short-term participations in pools of mortgage loans. Originated loans held for sale are carried at the lower of aggregate cost or market. Aggregate cost is the note amount plus certain net origination costs less discounts and fees collected.

The Company uses forward sales commitments as fair value hedges of its short-term participations in pools of mortgage loans. Accordingly, the carrying values of these hedged short-term participations are adjusted for changes in fair value. The fair values are calculated based on changes in market interest rates during the periods that the participations have been on the balance sheet. See Note 9 for discussion of the derivatives associated with this hedging strategy.

Net gains or losses on the sale of loans held for sale are included in mortgage banking income.

Loans

Loans are stated at the principal amount outstanding, net of unearned income and acquisition-related adjustments, if any. Unearned income includes deferred fees net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, generally over the contractual life of the loan. Interest income on loans is recognized under the interest method.

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

Management’s ongoing evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration Colonial Bank’s past loan loss experience for pools of homogeneous loans, known and

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future Colonial Bank’s regulators or its economic environment will not require further increases in, or re-allocation of, the allowance.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides credit enhancements to these transactions by maintaining assets in the SPE as a first risk of loss position to the interests sold to the commercial paper conduits. This credit risk is reviewed quarterly, and a reserve for loss exposure is maintained in the allowance for loan losses. The Company also provides 49% of the liquidity backstop facility to the commercial paper conduits. The Company, under this facility, may be required to purchase assets from the conduits in certain limited circumstances, including the conduits’ inability to place commercial paper. Colonial includes this liquidity risk in its liquidity risk analysis to ensure that it would have sufficient sources of liquidity.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

BancGroup uses the asset and liability method of accounting for income taxes. Under that method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment. Under SFAS 123(R), all stock-based payments are measured at fair value at the date of grant and expensed over their vesting or service period. The expense is recognized using the straight-line method. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise price equaled the market price of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 123(R) had the following effects on the Company’s financial results for the year ended December 31, 2006 (in thousands, except per share amounts):

Year ended December 31, 2006
Income before taxes	$(2,039)
Net income	(1,889)
Basic earnings per share	(0.01)
Diluted earnings per share	(0.01)
Cash flows from operating activities	(1,098)
Cash flows from financing activities	1,098

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) recognized under the fair value method during 2006 was $3.9 million. The related income tax benefit was $826,000. Pro forma financial information as if compensation cost had been recognized under the fair value method for the years ended December 31, 2005 and 2004 is as follows:

	Year ended December 31, 2005	Year ended December 31, 2004
	(In thousands, except per share data)
Net income:
As reported	$228,502	$172,877
Add: Stock-based employee compensation expense determined under intrinsic value method included in reported net income, net of tax	923	469
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,283)	(1,843)

Pro forma net income	$227,142	$171,503

Basic earnings per share:
As reported	$1.53	$1.32
Pro forma	$1.52	$1.31
Diluted earnings per share:
As reported	$1.52	$1.31
Pro forma	$1.51	$1.30

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Expected option term	5.33 years	5 years	5 years
Weighted average expected volatility	22.8%	25.0%	26.8%
Weighted average risk-free interest rate	4.82%	4.13%	3.62%
Weighted average expected annual dividend yield	2.70%	2.68%	2.95%

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For options granted during 2006, the expected option term was determined based upon the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The risk-free rate was determined based on the interpolated rate as of the grant date of a zero coupon treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends for 2006 and the Company’s stock price as of December 31, 2005.

For options granted during 2005 and 2004, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The risk-free rate was determined based on the rate of a constant maturity treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends and the Company’s stock price as of the grant date.

See Note 18 for additional information on the Company’s stock plans.

Derivative Instruments and Hedging Activities

The Company utilizes derivatives to manage interest rate risk and facilitate other asset/liability management strategies. Derivative instruments are used to hedge specific assets, liabilities or cash flows as a part of this overall process. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. All derivative instruments are carried at fair value.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Changes in the fair value of these derivative instruments are recorded in noninterest income and are offset by the changes in the fair value of the hedged asset or liability. The change in fair value of the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. These derivatives are recorded as either a freestanding asset or liability. The effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other noninterest income during the period of change.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When hedge accounting is discontinued, the derivative continues to be carried at fair value, with changes in fair value recognized currently in other noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment of yield over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings in the same period when the earnings are affected by the hedged cash flow. When a cash flow hedge is discontinued because a forecasted transaction is not expected to occur, unrealized gains and losses in other comprehensive income are recognized in earnings immediately.

For derivatives not designated as hedging instruments, all changes in fair value are recognized in noninterest income during the period of change. The net cash settlement on these derivatives is also included in noninterest income.

The Company is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company unless it is collateralized. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are approved by the Asset and Liability Committee (ALCO) and requiring collateral when market value exceeds agreed upon levels.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk by using derivatives chiefly for hedging purposes and then monitoring the effectiveness of the hedges.

The Company’s derivatives activities are monitored by ALCO as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. ALCO is responsible for reviewing the hedging strategies that are developed by Treasury, through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest rate risk management and strategies.

Advertising Costs

Advertising costs are expensed as incurred.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Colonial as deemed appropriate.

Noninterest Income

Noninterest income is accrued and recognized in earnings as services are provided and the amount of income earned is reasonably determinable.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. It applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in the financial statements if it is more likely than not that they would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as higher tax expense. Required disclosures will include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The changes required by FIN 48 are not expected to have a material impact on the Company’s financial statements.

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

SFAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of the Statement will be applied prospectively as of the effective date, except in limited circumstances in which the provisions will be applied retrospectively to certain securities and financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently assessing the potential impact SFAS 157 will have on the financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to fully recognize the overfunded or underfunded status of defined benefit pension plans as assets or liabilities, respectively. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation. In addition, SFAS 158 requires companies to measure plan assets and benefit obligations as of year-end. Currently, companies are permitted to choose a measurement date up to three months prior to year-end. The provision to require recognition of the funded status of the plan is effective for fiscal years ending after December 15, 2006. The provision to require measurement of assets and obligations at year-end will be effective for fiscal years ending after December 15, 2008. The measurement date utilized by BancGroup for its pension plan is the Company’s year end. On December 31, 2005, BancGroup closed its pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. As a result of adopting SFAS 158 on December 31, 2006, BancGroup recognized an increase of $641,000 to the balance of its pension asset.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. The Company is currently assessing the potential impact EITF 06-4 will have on the financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Also, in determining the amount that could be realized, companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. The consensus is effective for fiscal years beginning after December 15, 2006. Entities will have the option of applying the provisions of EITF 06-5 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. Colonial will apply the provisions as a cumulative effect adjustment. As a result of adopting EITF 06-5 on January 1, 2007, BancGroup will recognize a decrease of $540,000 to the balance of bank-owned life insurance.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether it will elect to use the fair value option for any of its eligible items.

2.  Business Combinations

Union Bank Acquisition

BancGroup completed the acquisition of UB Financial Corporation’s wholly-owned subsidiary, Union Bank of Florida (Union), a Florida state chartered bank, on February 10, 2005. Union’s results of operations were included in BancGroup’s consolidated financial results beginning February 11, 2005. The acquisition enhanced BancGroup’s geographic position and expanded BancGroup’s banking operations within existing locations in Florida, primarily the Miami-Dade, Broward and Palm Beach markets. Total consideration for the transaction was $233.4 million, consisting of 2,903,402 shares of BancGroup common stock valued at $58.7 million and $174.7 million in cash.

FFLC Bancorp, Inc. Acquisition

BancGroup completed the acquisition of FFLC Bancorp, Inc. (FFLC) and its subsidiary, First Federal Savings Bank of Lake County, on May 18, 2005. FFLC’s results of operations were included in BancGroup’s consolidated financial results beginning May 19, 2005. FFLC operated 16 full-service branches in Lake, Sumter,

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Citrus and Marion counties in Central Florida. This acquisition was part of the Company’s ongoing effort to expand its presence in high growth markets. Total consideration for the transaction was $247.3 million, consisting of 9,419,064 shares of BancGroup common stock valued at $212.7 million, $31.9 million in cash, and stock options valued at $2.7 million.

3.  Securities

The carrying and market values of held to maturity securities are summarized as follows:

Held to Maturity Securities

	December 31, 2006				December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$500	$97	$—	$597	$500	$115	$—	$615
Mortgage-backed securities of Government Sponsored Entities	736	19	––	755	957	30	(1)	986
Collateralized mortgage obligations of Government Sponsored Entities	11	—	—	11	13	—	—	13
Obligations of state and political subdivisions	627	17	—	644	1,480	32	—	1,512

Total	$1,874	$133	$—	$2,007	$2,950	$177	$(1)	$3,126

The carrying and market values of securities available for sale are summarized as follows:

Securities Available For Sale

	December 31, 2006				December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$175,000	$—	$(8,519)	$166,481	$193,109	$—	$(8,552)	$184,557
Mortgage-backed securities of Government Sponsored Entities	361,881	946	(10,752)	352,075	369,586	980	(10,875)	359,691
Collateralized mortgage obligations of Government Sponsored Entities	672,040	348	(11,608)	660,780	709,319	41	(10,597)	698,763
Private collateralized mortgage obligations	1,696,652	1,125	(26,804)	1,670,973	1,438,060	—	(26,056)	1,412,004
Obligations of state and political subdivisions	78,465	343	(205)	78,603	41,310	780	(34)	42,056
Other	153,540	1,165	(3)	154,702	143,145	1,192	(4)	144,333

Total	$3,137,578	$3,927	$(57,891)	3,083,614	$2,894,529	$2,993	$(56,118)	$2,841,404

The market values are based upon quotes from third-party pricing services.

Included in the other category of securities available for sale are $153.3 million and $142.7 million in Federal Home Loan Bank of Atlanta and Federal Reserve stock at December 31, 2006 and 2005, respectively.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities with a carrying value of approximately $2.6 billion and $2.7 billion at December 31, 2006 and 2005, respectively, were pledged for various purposes as required or permitted by law.

Gross gains of approximately $11.5 million, $482,000 and $9.6 million and gross losses of approximately $9.2 million, $25.1 million and $2.0 million were realized on sales of securities or the designation of the Company’s intent to sell securities for 2006, 2005 and 2004, respectively.

The amortized cost and market value of debt securities at December 31, 2006, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities		Securities Available For Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Due in one year or less	$140	$141	$7,089	$7,119
Due after one year through five years	232	236	13,545	13,672
Due after five years through ten years	755	864	129,230	122,944
Due after ten years	––	––	103,601	101,349

Total	1,127	1,241	253,465	245,084
Mortgage-backed securities of Government Sponsored Entities	736	755	361,881	352,075
Collateralized mortgage obligations of Government Sponsored Entities	11	11	672,040	660,780
Private collateralized mortgage obligations	—	—	1,696,652	1,670,973
Equity securities	—	—	153,540	154,702

Total	$1,874	$2,007	$3,137,578	$3,083,614

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	$—	$166,481	$(8,519)	$166,481	$(8,519)
Mortgage-backed securities of Government Sponsored Entities	13,805	(32)	215,553	(10,720)	229,358	(10,752)
Collateralized mortgage obligations of Government Sponsored Entities	67,102	(337)	484,294	(11,271)	551,396	(11,608)
Private collateralized mortgage obligations	404,876	(3,084)	962,517	(23,720)	1,367,393	(26,804)
Obligations of state and political subdivisions	14,330	(187)	3,634	(18)	17,964	(205)

Subtotal, debt securities	500,113	(3,640)	1,832,479	(54,248)	2,332,592	(57,888)
Equity securities	—	—	6	(3)	6	(3)

Total temporarily impaired securities	$500,113	$(3,640)	$1,832,485	$(54,251)	$2,332,598	$(57,891)

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The securities above consist of debentures of Government Sponsored Entities, collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and obligations of state and political subdivisions. As of December 31, 2006, there were 201 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until recovery of the unrealized loss or maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$—	$—	$184,557	$(8,552)	$184,557	$(8,552)
Mortgage-backed securities of Government Sponsored Entities	136,313	(1,223)	177,620	(9,653)	313,933	(10,876)
Collateralized mortgage obligations of Government Sponsored Entities	469,150	(3,395)	203,281	(7,202)	672,431	(10,597)
Private collateralized mortgage obligations	335,845	(5,671)	612,561	(20,385)	948,406	(26,056)
Obligations of state and political subdivisions	5,391	(34)	—	—	5,391	(34)

Subtotal, debt securities	946,699	(10,323)	1,178,019	(45,792)	2,124,718	(56,115)
Equity securities	—	—	4	(4)	4	(4)

Total temporarily impaired securities	$946,699	$(10,323)	$1,178,023	$(45,796)	$2,124,722	$(56,119)

The securities above consist of debentures of Government Sponsored Entities, collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and obligations of state and political subdivisions. As of December 31, 2005, there were 189 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Loans

A summary of the major categories of loans outstanding is shown in the table below.

	December 31,
	2006	2005
	(In thousands)
Commercial, financial, agricultural	$1,158,755	$1,107,494
Commercial real estate	4,291,979	4,424,465
Real estate construction	6,340,324	5,483,424
Residential real estate	2,987,212	3,048,007
Consumer and other	438,375	372,470

Total loans, excluding mortgage warehouse loans	15,216,645	14,435,860
Mortgage warehouse loans	281,693	483,701

Total loans	15,498,338	14,919,561
Less: unearned income	(19,449)	(19,697)

Total loans, net of unearned income	$15,478,889	$14,899,864

BancGroup’s lending is concentrated in Alabama, Florida, Georgia, Nevada and Texas and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits, either geographically or by borrower, which would increase BancGroup’s risk exposure. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for loan losses. Other than a large portion of loans being in the commercial, residential and construction real estate categories, management is not aware of any significant concentrations.

Loans classified as commercial real estate loans are loans which are collateralized by real estate held for investment and business purposes. These loans are substantially dependent upon cash flows from income producing improvements attached to the real estate or, in the case of owner-occupied commercial real estate, the cash flows produced by the enterprises occupying the real estate. For BancGroup, commercial real estate property types primarily consist of retail properties, office buildings, apartments, warehouses, churches, schools, lodging, recreational and health service facilities. The real estate held as collateral on these loans is not raw land or property under construction or development as those property types fall into the real estate construction portfolio.

Commercial Real Estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 85% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers, and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 25.5% of its total commercial real estate loan portfolio and less than 7.1% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Colonial’s mortgage warehouse lending department provides lines of credit collateralized by residential mortgage loans and other services to mortgage companies. Warehouse loans outstanding at December 31, 2006 and 2005 were $282 million and $484 million, respectively.

BancGroup evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses, land, owner-occupied commercial real estate and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2006.

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2006 is summarized as follows:

Balance January 1, 2006	Additions	Reductions	Balance December 31, 2006
(In thousands)
$32,000	$76,996	$32,237	$76,759

At December 31, 2006 and 2005, the recorded investment in impaired loans was approximately $9.9 million and $22.1 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans for 2006 and 2005 was approximately $2.3 million and $3.5 million, respectively. At December 31, 2006, impaired loans with an associated allowance totaled approximately $4.8 million, while approximately $5.1 million of impaired loans had no related allowance. At December 31, 2005, impaired loans with an associated allowance totaled approximately $13.6 million, while approximately $8.5 million of impaired loans had no related allowance. The average recorded investment in impaired loans was approximately $18.1 million, $22.8 million and $43.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2006, 2005 or 2004.

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

At December 31, 2006 and 2005, the recorded investment in nonaccrual loans was approximately $14.0 million and $25.7 million, respectively. At December 31, 2006 and 2005, the recorded investment in loans past due 90 days or more and still accruing was approximately $8.1 million and $10.3 million, respectively.

During 2006, BancGroup transferred nonaccrual loans with a net book value of $9.3 million to loans held for sale. Prior to the transfer to held for sale, BancGroup charged down the loans to fair value. The loans were subsequently sold in January 2007.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans with a carrying value of approximately $7.3 billion and $8.8 billion at December 31, 2006 and 2005, respectively, were pledged as collateral for credit facilities.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2006 and 2005:

	December 31,				Year ended December 31,
	2006		2005		2006	2005
	Total Principal Amount	Total 90 Days or More Past due	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses	Net Credit Losses
	(In thousands)
Total residential real estate loans managed	$3,013,629	$8,979	$3,085,243	$7,819	$1,274	$2,572
Less:
Loans securitized	26,417	217	37,236	77	—	—

Total residential real estate loans held for investment	$2,987,212	$8,762	$3,048,007	$7,742	$1,274	$2,572

Fair value of retained mortgage-backed securities	$4,324		$6,312

5.  Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2006	2005	2004
	(In thousands)
Balance, January 1	$171,051	$148,802	$138,549
Addition due to acquisitions	—	14,622	6,857
Provision charged to income	22,142	26,838	26,994
Loans charged off	(30,779)	(27,206)	(29,811)
Recoveries	12,436	7,995	6,213

Balance, December 31	$174,850	$171,051	$148,802

6.  Sales and Servicing of Financial Assets

During the first quarter of 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sold interests in those assets to third-party commercial paper conduits (conduits). A total of $1.5 billion was sold to the conduits in 2005.

During 2006, the Company sold an additional $500 million to the conduits, bringing the total outstanding balance to $2.0 billion at December 31, 2006. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During 2006, the Company recognized approximately $22.1 million of noninterest income related to these transactions, of which $17.0 million was servicing income, and received $22.1 million in cash. During 2005, the Company recognized approximately $13.9 million of noninterest income related to these transactions, of which $8.7 million was servicing income, and received $11.9 million in cash.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of December 31, 2006		Year ended December 31, 2006
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses
	(In thousands)
Mortgage warehouse loans
Assets managed	$606,610	$—	$777,972	$—
less: interests sold	324,917	—	429,948	—

Assets held in portfolio	$281,693	$—	$348,024	$—

Loans held for sale
Assets managed	$3,149,083	$—	$2,624,989	$—
less: interests sold	1,675,083	—	1,250,874	—

Assets held in portfolio	$1,474,000	$—	$1,374,115	$—

7.  Commitments and Contingent Liabilities

Commitments to Extend Credit

To meet the financial needs of its customers, BancGroup is party to financial instruments with off-balance sheet risk in the normal course of business. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to BancGroup’s credit policies. Credit risk associated with these instruments is represented by the contractual amounts indicated in the table below.

	December 31,
	2006	2005
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$5,574,925	$6,459,365
Standby letters of credit	319,305	268,527
Commercial letters of credit	4,379	1,431
Credit card guarantees	6,222	5,962

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total contractual amount of commitments represents the maximum credit risk and the maximum potential amount of future payments that could be required to be made. However, because many commitments expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of December 31, 2006 and 2005 was not material to the Company’s consolidated balance sheet. At December 31, 2006, Colonial Bank, N.A. had standby letters of credit outstanding with maturities of generally one year or less. At December 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $319 million.

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

During 2005 the Company entered into a build-to-suit lease arrangement for a new corporate headquarters facility. In connection with this transaction, the Company agreed to guarantee the residual value of the leased property. The Company would be required to perform under the guarantee in the event that the lessor is unable to recover its investment in the leased asset by selling the asset at the end of the lease term in 2012. The maximum potential amount that the Company could be required to pay under the guarantee is $39.2 million. The carrying value of the liability recorded for this obligation was $2.0 million at December 31, 2006.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments Under Capital and Operating Lease Obligations

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all capital leases and noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2006 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2007	$2,732	$35,886
2008	448	32,941
2009	195	27,595
2010	177	25,544
2011	147	23,398
Thereafter	979	111,312

Total minimum lease payments	4,678	$256,676

Less: imputed interest	550

Present value of minimum lease payments	$4,128

Rent expense for all leases amounted to $39.3 million in 2006, $37.5 million in 2005 and $32.0 million in 2004.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation pending at December 31, 2006 will have a material adverse effect on BancGroup’s consolidated financial statements or the results of operations.

8.  Variable Interest Entities

BancGroup holds variable interests in six special purpose trusts which were formed for the issuance of trust preferred securities to outside investors. The Company does not absorb a majority of the expected losses or residual returns of the trusts, therefore the Company is not considered the primary beneficiary and does not consolidate them. The Company’s equity investments in the trusts, totaling $9 million, represent BancGroup’s maximum exposure to loss as a result of its involvement with the trusts. Total assets of the trusts are $306 million as of December 31, 2006. Refer to Note 14, Long-Term Debt for additional information.

BancGroup holds variable interests in ten joint ventures formed for the purpose of developing residential real estate. Three of the entities are required to be consolidated, while the other seven are not. For the consolidated entities, total assets were $9.9 million as of December 31, 2006, and the Company’s maximum exposure to loss was $8.5 million. For the unconsolidated entities, total assets were $96.9 million as of December 31, 2006, and the Company’s maximum exposure to loss was $64.8 million.

BancGroup holds a variable interest in an entity which provides home automation products. The entity is not required to be consolidated. The entity’s total assets were $3.9 million as of December 31, 2006, and the Company’s maximum exposure to loss was $3.8 million.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup holds variable interests in several entities formed to provide affordable housing. The entities had total assets of approximately $370 million as of December 31, 2006, and the Company’s maximum exposure to loss is approximately $7.8 million. The Company is not required to consolidate these entities.

As discussed in Note 6, the Company sells certain financial assets to a wholly-owned SPE which then sells interests in those assets to third-party commercial paper conduits. While the Company has a variable interest in specified assets of these conduits, it does not have a variable interest in the conduits as a whole and therefore cannot be considered to be the primary beneficiary. The Company’s maximum exposure to credit loss at December 31, 2006 as a result of its involvement with these non-consolidated conduits is $87 million, which is the maximum amount that would be paid by the Company in the event of credit-related defaults.

9. Derivatives

Derivative instruments used by the Company consist of interest rate swaps, commitments to originate and sell mortgage loans and options. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During 2006, the Company used interest rate swaps as fair value hedges of subordinated debt, long-term FHLB advances and brokered CDs. The FHLB advance hedges were terminated during the year, and the brokered CD hedges matured, leaving only the subordinated debt hedges in effect as of December 31, 2006. The interest rate swaps used in the subordinated debt hedges had an aggregate notional amount of $337.3 million and an aggregate net loss of $1.75 million as of December 31, 2006. The Company recognized losses due to hedge ineffectiveness of approximately $204,000 during 2006. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during 2005 or 2004.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used in cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (ending in June of 2008). The estimated amount of losses to be reclassified into earnings within the next 12 months is $6.3 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized during 2006, 2005 or 2004.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the commitment. Many of these loans will be sold to third parties. Such a commitment is treated as a derivative if the loan that will result from exercise of the commitment will be held for sale upon funding. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the loan commitment to funding of the loan due to increases in mortgage rates. To protect against this market risk, the Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The Company expects that these forward sales commitments will experience changes in fair value opposite to the

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in the fair value of the derivative loan commitments. The fair values of the origination and sales commitments are calculated based on changes in market interest rates after the commitment date. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $22.8 million at December 31, 2006. The fair value of the origination commitments was a gain of approximately $114,000 at December 31, 2006, which was offset by a loss of approximately $114,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments related to retail mortgage loans and short-term participations in mortgage loans, which are all classified as loans held for sale. The forward sales commitments on retail mortgage loans function as an economic offset and mitigate the Company’s market risk on these loans. The forward sales commitments related to the short-term participations allow BancGroup to sell the mortgage loan participations to investor institutions for an amount equal to BancGroup’s original acquisition cost. The Company has designated these commitments as fair value hedges of the short-term participations. The notional values of the forward sales commitments on retail mortgage loans and short-term participations at December 31, 2006 were $41.8 million and $1.4 billion, respectively. The fair value of the sales commitments related to retail mortgage loans held for sale was a gain of approximately $92,000 at December 31, 2006. The fair value of the forward sales commitments on the short-term participations was a gain of $4.5 million at December 31, 2006, which was offset by a loss of $4.5 million on the short-term participations.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. SFAS 133 requires that the fair value of these option contracts be recorded in the financial statements. However, there were no option contracts outstanding at December 31, 2006 or 2005.

10.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Land	$144,151	$104,333
Bank premises	191,203	183,786
Equipment	155,874	143,291
Leasehold improvements	56,269	51,316
Construction in progress	40,863	18,643
Automobiles and airplane	24,904	24,881

Total	613,264	526,250
Less accumulated depreciation and amortization	(205,568)	(186,049)

Premises and equipment, net	$407,696	$340,201

Included in the table above are assets recorded under capital leases and related accumulated amortization of $4.9 million and ($592,000) at December 31, 2006 and $3.3 million and ($142,000) at December 31, 2005, respectively.

Depreciation expense for premises and equipment amounted to $35.3 million in 2006, $31.4 million in 2005 and $26.9 million in 2004.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Goodwill and Other Intangible Assets

A summary of goodwill by reportable segment follows (in thousands):

	December 31, 2004	Goodwill acquired	Purchase accounting adjustments	December 31, 2005	Goodwill divested	Purchase accounting adjustments	December 31, 2006
Alabama Regional Bank	$28,477	$—	$—	$28,477	$—	$—	$28,477
Florida Regional Bank	234,265	282,400	477	517,142	—	251	517,393
Georgia Regional Bank	5,491	—	—	5,491	—	—	5,491
Nevada Regional Bank	15,745	—	—	15,745	—	—	15,745
Texas Regional Bank	60,101	—	—	60,101	—	—	60,101
Corporate/Treasury/Other	8,457	—	—	8,457	(8,457)	—	—

Total	$352,536	$282,400	$477	$635,413	$(8,457)	$251	$627,207

Goodwill divested in 2006 is related to the sale of BancGroup’s ownership interest in Goldleaf Technologies, Inc. in January of 2006. Purchase accounting adjustments recorded during 2006 are related to refinement of original estimates recorded for the acquisition of FFLC.

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Amortizable intangible assets at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)
Core deposits
Gross carrying amount	$84,129	$84,129
Less: accumulated amortization	(37,003)	(24,799)

Net carrying amount	47,126	59,330

Other intangibles
Gross carrying amount	—	587
Less: accumulated amortization	—	(318)

Net carrying amount	—	269

Total finite-lived intangibles
Gross carrying amount	84,129	84,716
Less: accumulated amortization	(37,003)	(25,117)

Net carrying amount	$47,126	$59,599

Amortization expense on finite-lived intangible assets totaled $12.2 million, $11.5 million and $6.4 million for 2006, 2005 and 2004, respectively. Aggregate annual amortization expense of currently recorded core deposit intangibles is expected to be approximately $12.2 million for both 2007 and 2008, approximately $12.1 million for 2009, approximately $6.9 million for 2010 and approximately $3.5 million for 2011.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Time Deposits

Certificates of deposit of less than $100,000 totaled $3.7 billion at December 31, 2006, while certificates of deposit of $100,000 or more totaled $2.9 billion. Other time deposits, which consist primarily of IRA’s, totaled $476 million. At December 31, 2006, the scheduled maturities of time deposits were as follows:

(In thousands)
2007	$6,400,544
2008	261,119
2009	156,448
2010	59,044
2011	21,664
Thereafter	99,572

Total	$6,998,391

13.  Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Federal funds purchased	$1,133,000	$673,925
Repurchase agreements (retail)	532,672	568,871
Repurchase agreements (wholesale)	300,000	300,000

Total	$1,965,672	$1,542,796

Securities with a carrying value of $995 million and $1.1 billion at December 31, 2006 and 2005, respectively, were pledged as collateral for these repurchase agreements.

14.  Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	376,114	383,622
Junior subordinated debt	299,078	307,446
FHLB borrowings	1,835,229	1,634,989
Capital lease obligations	4,128	3,119
Other	—	1,930

Total	$2,522,274	$2,338,831

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 15, 1999, Colonial issued $100 million of subordinated notes, due March 15, 2009, of which $56.7 million was outstanding at December 31, 2006. The notes qualify as Tier II capital, bear interest at 8.00% and are not subject to redemption prior to maturity.

On May 23, 2001, Colonial issued $150 million in 9.375% subordinated notes due June 1, 2011, of which $56.8 million was outstanding at December 31, 2006. This debt qualifies as Tier II capital. In connection with this issuance, Colonial executed an interest rate swap whereby Colonial will receive a fixed rate and pay a floating rate, effectively converting the fixed rate notes to floating. The result of this interest rate swap created an effective floating rate of 3-month LIBOR plus 3.2775%.

Effective December 7, 2005, Colonial issued $125 million in new subordinated notes and exchanged $43.3 million of the March 1999 subordinated notes and $93.2 million of the May 2001 subordinated notes for new subordinated notes. The new notes are due December 1, 2015 and bear interest at 6.375%. Concurrent with this exchange, Colonial partially terminated the interest rate swaps on the original subordinated notes in an amount equal to the principal value of the notes exchanged. Colonial executed four interest rate swaps effectively converting the fixed rate on the new notes to an effective floating rate of 3-month LIBOR plus 1.3771%.

On January 29, 1997, Colonial issued, through a special purpose trust, $70 million of trust preferred securities, representing $72 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 8.92% and are subject to redemption by Colonial, in whole or in part, at any time on or after January 29, 2007 until maturity in January 2027. On February 2, 2007 Colonial redeemed these trust preferred securities. Refer to Note 26, Subsequent Events, for additional information.

On March 21, 2002, Colonial issued, through a special purpose trust, $100 million of trust preferred securities, representing $103 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 8.32% and are subject to redemption by Colonial, in whole or in part, at any time on or after April 1, 2007 until maturity in April 2032.

On September 16, 2003, Colonial issued, through a special purpose trust, $100 million of trust preferred securities, representing $103 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 7.875% and are subject to redemption by Colonial, in whole or in part, at any time on or after October 1, 2008 until maturity in October 2033.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Colonial had long-term FHLB borrowings outstanding of $1.8 billion and $1.6 billion at December 31, 2006 and 2005, respectively. These borrowings bear interest rates ranging from 3.33% to 5.46% and mature from 2007 to 2026. FHLB credit availability at December 31, 2006 was $1.3 billion based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit, and second mortgage loans, along with specified mortgage-backed securities.

Colonial had capital lease obligations outstanding of $4.1 million and $3.1 million at December 31, 2006 and 2005, respectively. These obligations bear interest at a weighted average rate of 5.6% and mature from 2007 to 2017.

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

	Parent Only	Consolidated BancGroup
	(In thousands)
2007	$—	$32,611
2008	—	13,089
2009	7,725	61,814
2010	—	5,118
2011	—	91,803
Thereafter	298,971	2,384,317

Total	$306,696	$2,588,752

15.  Capital Stock

On July 19, 2006, the Company’s Board of Directors authorized certain Company officers to purchase, on behalf of the Company, the number of shares of the Company’s common stock issued under the Company’s various equity-based compensation and incentive plans during 2006, and the number of shares which are likely to be issued under the plans through the termination date of the authorization, not to exceed $50 million. The program is expected to be accomplished in one or more block purchases, on the open market or otherwise at such price and on such other terms as deemed to be in the best interest of the Company. In the event that circumstances arise, including but not limited to, changes in market conditions, an unexpected need for capital, or any other events, these authorized officers are allowed to elect on behalf of the Company not to proceed with the program. This authority granted by the Board of Directors will terminate on July 19, 2008. On September 8, 2006, the Executive Committee of the Company’s Board of Directors authorized an additional program to repurchase up to $100 million of the Company’s common stock. This program will terminate on the earlier of its completion or September 8, 2008. As of December 31, 2006, the company has repurchased 2,046,400 shares under these programs with an average price per share of $24.89.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BancGroup’s Restated Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock. It also authorizes the Board of Directors to issue up to 50,000,000 preferred shares with a par value of $2.50, in one or more series and to fix the terms, rates, limitations, relative rights and preferences of each series. These preferred shares are available for possible future financing, acquisition transactions, capital management and other general purposes. The Company may find that it can raise needed cash with less dilution to the common shareholders by issuing preferred stock. The Company has another authorization for up to 1,000,000 preference shares with a par value of $2.50. The potential rights and privileges of the preference shareholders, including voting rights, may be determined by the Board of Directors at its discretion.

On February 24, 2005, the Company settled a forward sale agreement for 8,400,000 shares of common stock. The Company received approximately $179.8 million, or $21.40 per share, in proceeds from the purchaser in this settlement.

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock from $10 to $120,000 per year. The total number of shares authorized for issuance under this plan is 2,000,000. As of December 31, 2006, 1,884,927 shares have been acquired through participation in the plan.

16.  Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years. Under these limitations, approximately $17.9 million of retained earnings plus certain 2007 earnings would be available for distribution to BancGroup, from its subsidiaries, as dividends in 2007 without prior approval from the respective regulatory authorities.

Colonial Bank is required to maintain reserve balances with the Federal Reserve Bank based on a percentage of deposits reduced by its cash on hand. The average amount of those reserves was approximately $3.5 million and $8.3 million for the years ended December 31, 2006 and 2005, respectively.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, Colonial Bank was “well-capitalized” as defined by federal banking regulators. To be categorized as “well-capitalized”, Colonial Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators. There are no conditions or events since December 31, 2006 that management believes have changed the designation. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

	Actual		To Be Adequately Capitalized Under the Prompt Corrective Action Provisions			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)	Amount	Ratio		Amount	Ratio
	(In thousands)
As of December 31, 2006
Total Capital (to risk-weighted assets)
Consolidated	$2,232,613	11.77%	$1,516,869	≥	8.0%
Colonial Bank	2,043,522	10.75	1,521,155	≥	8.0	$1,901,444	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,724,140	9.09	758,435	≥	4.0
Colonial Bank	1,536,594	8.08	760,578	≥	4.0	1,140,867	≥	6.0
Tier I Leverage (to average assets)(2)
Consolidated	1,724,140	7.81	883,328	≥	4.0
Colonial Bank	1,536,594	6.97	882,316	≥	4.0	1,102,895	≥	5.0

As of December 31, 2005
Total Capital (to risk-weighted assets)
Consolidated	$2,119,530	12.17%	$1,393,010	≥	8.0%
Colonial Bank	2,042,706	11.73	1,393,475	≥	8.0	$1,741,843	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,592,411	9.15	696,505	≥	4.0
Colonial Bank	1,518,677	8.72	696,737	≥	4.0	1,045,106	≥	6.0
Tier I Leverage (to average assets)(2)
Consolidated	1,592,411	7.77	820,189	≥	4.0
Colonial Bank	1,518,677	7.42	819,062	≥	4.0	1,023,828	≥	5.0

(1)	These ratios are subject to regulatory review.
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average assets, as adjusted for regulatory purposes.

17.  Employee Benefit Plans

BancGroup and subsidiaries sponsor a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2007.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee pension benefit plan status at December 31:

	2006	2005
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$62,551	$69,437
Service cost	—	6,948
Interest cost	3,584	4,387
Actuarial (gain) loss	(1,981)	4,426
Curtailments	—	(20,768)
Benefits paid	(1,731)	(1,879)

Benefit obligation at December 31	62,423	62,551

Change in plan assets:
Fair value of plan assets at January 1	60,723	58,467
Actual return on plan assets	6,007	4,135
Employer contributions	1,900	—
Benefits paid	(1,731)	(1,879)

Fair value of plan assets at December 31	66,899	60,723

Funded status at December 31	4,476	(1,828)
Unrecognized net actuarial loss	N/A	2,250
Unamortized prior service cost	N/A	—

Prepaid benefit at December 31	$4,476	$422

	2006	2005	2004
	(In thousands)
Components of net periodic benefit cost for the year ended December 31:
Service cost	$—	$6,948	$5,650
Interest cost	3,584	4,387	3,783
Expected return on plan assets	(5,095)	(4,920)	(4,038)
Amortization of net transition asset	—	—	(5)
Amortization of prior service cost	—	9	9
Recognition of net actuarial loss	—	1,017	800
Curtailment charge	—	56	—

Net annual (benefit) cost	$(1,511)	$7,497	$6,199

The accumulated benefit obligation for the plan was approximately $62.4 million and $62.6 million at December 31, 2006 and 2005, respectively.

	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.00%	5.70%
Rate of compensation increase	N/A	N/A

	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.70%	5.75%
Expected return on plan assets	8.50	8.50
Rate of compensation increase	N/A	4.00

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of adopting SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006, BancGroup recognized an increase of $641,000 to the balance of its pension asset, which was offset by adjustments of $423,000 to accumulated other comprehensive income and $218,000 to deferred taxes. The Company does not expect any of the amount in accumulated other comprehensive income to be recognized as a component of net periodic benefit cost during 2007.

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

Using an actuarial valuation tool, forecasts of benefit payments for the pension plan were developed taking into account a variety of factors, including assumptions with regard to retirement, death, termination and disability. In forecasting the plan’s benefit payments, participants’ accrued service and pay were frozen as of the valuation date. The plan’s actual cash flow timing was taken into account and the projected benefit payments were matched to coupon payments underlying a yield curve representing available bonds in the marketplace as of the measurement date. The yield curve was based on an actual portfolio of nearly 700 Aa-graded corporate bonds representing the majority of such bonds available in the marketplace. All bonds were U.S. issues, non-callable or callable with make whole provisions, with a minimum outstanding value of $50 million. This approach utilized a large portfolio of bonds, which is indicative of the broad bond market and less subject to volatility due to changes in the measurement approach underlying a bond index. Based on the result of this analysis, the Company utilized a discount rate of 6.00% to determine benefit obligations at December 31, 2006.

The expected return on plan assets was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. The historical returns of asset categories as weighted by the target allocation would produce an expected return of 8.96%, as follows:

	Target Allocation	15-year Annualized	Historical Return Weighted Average
U.S. equity	55%	10.71%	5.89%
International equity	10%	7.86%	0.79%
Fixed income	35%	6.50%	2.28%
Cash and cash equivalents	0%	4.00%	0.00%

Total portfolio	100%		8.96%

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns due to inherent uncertainties in future performance.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan’s weighted-average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2006	2005
U.S. equity	64%	62%
International equity	11%	10%
Fixed income	25%	27%
Cash and cash equivalents	0%	1%

Total	100%	100%

The pension plan seeks to grow the plan assets in relation to the benefit obligations to participants and beneficiaries, while prudently managing the risk of a decrease in the plan assets relative to those liabilities. The Benefits Administration Committee maintains the fund in compliance with all applicable laws governing the operation of pension plans, including ERISA and its fiduciary standards.

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

At both December 31, 2006 and 2005, plan assets included 164,520 shares of BancGroup common stock with market values of $4,234,745 (6% of total plan assets) and $3,918,866 (7% of total plan assets), respectively. Dividends paid to the plan on the BancGroup common stock totaled $111,873 and $100,357 during 2006 and 2005, respectively.

Investments are selected and monitored for the objective of earning a long-term total return equal to or greater than selected benchmarks over the full business cycle.

Permitted equity investments include listed publicly traded securities of domestic and foreign corporations. Permitted fixed income securities include obligations of the U.S. government or its agencies, and U.S. and foreign issuers. Mutual funds may be used, provided the underlying investments are consistent with Plan policies.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefits are expected to be paid in future years. The expected benefits were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006:

Year	Expected Benefits
(In thousands)
2007	$1,697
2008	1,875
2009	2,030
2010	2,213
2011	2,411
2012-2016	16,197

BancGroup also has a 401(k) savings plan (the Plan) for all of the employees of BancGroup and its subsidiaries. The Plan provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Plan make contributions through payroll deduction. BancGroup contributes a minimum of 50% of the basic contributions made by the employees and may make an additional contribution from profits on an annual basis. During 2006, BancGroup contributed 2.5% of employees’ eligible compensation as profit sharing. During 2005 and 2004 there were no additional contributions paid. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of service with the Company. Participants have options as to the investment of their Plan funds, one of which includes purchase of BancGroup common stock. Management does not encourage employees to elect the purchase of BancGroup common stock. The purchase of BancGroup common stock is merely one of many investment options available to employees. Charges to operations for this plan amounted to approximately $9.4 million, $3.4 million and $2.8 million for 2006, 2005 and 2004, respectively.

18.  Stock Plans

The Company has a long-term incentive compensation plan which permits the granting of various types of incentive stock-based awards including stock options, restricted stock, stock appreciation rights and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. A total of 10,000,000 shares of BancGroup common stock are authorized to be issued under the plan. As of December 31, 2006, 6,470,538 shares remain eligible to be granted under the plan. The terms of the plan stipulate that the exercise price of incentive stock options may not be less than the fair market value of BancGroup common stock on the date they are granted, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of BancGroup common stock on the date of grant. All options expire on the earlier of ten years from the date of grant, or three months after an employee’s termination. Options generally become exercisable on a pro-rata basis over a period of five years. Restricted stock awards typically vest over a five-year period unless they are subject to specific performance criteria. There have been no stock appreciation rights or performance units granted under the plan.

Prior to the long-term incentive plan that is currently in place, the Company had other incentive plans which permitted the granting of various types of stock-based awards. The awards granted under those plans may still be exercised, however no new awards may be granted. As of December 31, 2006, there were 1,158,685 stock options still outstanding from those plans.

Pursuant to various business combinations, BancGroup has assumed incentive and nonqualified stock options according to the respective exchange ratios.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes BancGroup’s stock option activity since December 31, 2005:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,595,362	$14.92

Granted	634,414	25.29
Exercised	(490,092)	11.62
Cancelled	(143,800)	18.11

Outstanding at December 31, 2006	3,595,884	$17.08

The following table provides additional information about BancGroup’s stock-based awards:

	2006	2005	2004
	(In thousands, except weighted average per share amounts)
Weighted average grant date fair value of options granted	$5.58	$4.95	$4.36
Weighted average grant date fair value of restricted stock granted	25.42	20.65	—
Total intrinsic value of options exercised	6,576	7,246	7,056
Total fair value of options vested	913	1,425	1,314
Total fair value of restricted stock vested	308	586	898

	As of December 31, 2006
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable
Number	3,595,884	2,818,633	2,128,170
Weighted average exercise price	$17.08	$15.97	$13.48
Aggregate intrinsic value (in thousands)	$31,157	$27,529	$26,083
Weighted average remaining contractual life	6.32 years	5.82 years	4.83 years

The following table summarizes BancGroup’s restricted stock activity since December 31, 2005:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	387,633	$20.22

Granted	105,899	25.42
Vested	(19,136)	16.08
Cancelled	(7,557)	12.45

Nonvested at December 31, 2006	466,839	$21.70

As of December 31, 2006, the total unrecognized compensation cost related to nonvested awards of stock option and restricted stock not yet expensed was $9.5 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

The Company received $5.7 million in cash from the exercise of stock options during 2006. Windfall tax benefits realized during 2006 related to the exercise of stock options and vesting of restricted stock were $1.1 million and are included as an increase to shareholders’ equity.

The Company has a compensation plan whereby directors of BancGroup, Colonial Bank and Regional Boards may elect to receive common stock in lieu of cash director fees. The election to participate in the plan is made at the inception of the director’s term for subsidiary bank directors and annually for BancGroup directors. Shares earned under the plan for regular fees are issued quarterly, while shares earned for supplemental fees are

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued annually. All shares become vested at the end of the respective plan year. During 2006, 2005 and 2004, respectively, 37,665, 49,356 and 70,770 shares of common stock were issued under the plan, representing approximately $793,000, $859,000 and $862,000 in directors’ fees. The plan is authorized to issue up to 1,200,000 shares of common stock, and as of December 31, 2006 had issued 1,180,975 shares of common stock.

BancGroup maintains the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 and not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. As of December 31, 2006, approximately 219,000 shares remain eligible to be issued. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan.

19.  Related Parties

BancGroup and its subsidiaries pay legal fees to a law firm where one of the firm’s partners also serves on BancGroup’s Board of Directors. The total amount of legal fees paid to this firm were approximately $4.4 million, $6.0 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Colonial Bank, N.A. subleased office space to this firm and received $87,000 in 2006, $86,000 in 2005 and $65,000 in 2004 in rental income.

As of December 31, 2006, Colonial Bank had five construction loans outstanding to real estate joint ventures in which BancGroup owns an equity interest. The maximum amounts that can be drawn on these loans totaled $59.3 million, and the maximum amount Colonial was participating in totaled $54.6 million. The outstanding balances totaled $30.2 million at December 31, 2006. The Company had two such loans at December 31, 2005 with total outstanding balances of $23.3 million.

Refer to Note 4 for information on related party loans.

20.  Merger Related Expenses

The Company recognized no external merger related expenses during 2006. Merger related expenses recognized during 2005 and 2004 totaled $4.2 million and $2.0 million, respectively. These costs were comprised primarily of travel, training, marketing, retention bonuses and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

21.  Income Taxes

The components of the provision for income taxes were as follows:

	2006	2005	2004
	(In thousands)
Currently payable
Federal	$131,745	$123,567	$87,881
State	2,994	1,765	3,952
Deferred	2,194	(10,729)	(2,904)

Total	$136,933	$114,603	$88,929

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2006	2005	2004
	(In thousands)
Tax at statutory rate on pre-tax income	$140,961	$120,087	$91,586
Add:
Tax-exempt income	(7,034)	(6,257)	(5,282)
Other	3,006	773	2,625

Total income taxes	$136,933	$114,603	$88,929

The components of BancGroup’s net deferred tax asset as of December 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$62,505	$60,906
Unrealized loss on securities available for sale	18,887	18,594
Unrealized loss on cash flow hedging instruments	5,120	4,706
Accrued expenses	1,167	6,067
Other	2,084	12,261

Total deferred tax asset	89,763	102,534

Deferred tax liabilities:
Intangible assets	22,920	21,646
Fixed assets	10,707	14,472
Debt repurchase premium	5,268	5,665
Other	2,690	7,499

Total deferred tax liability	41,585	49,282

Net deferred tax asset	$48,178	$53,252

The net deferred tax asset is included as a component of accrued interest and other assets in the Consolidated Statement of Condition.

BancGroup did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.  Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2006
Basic EPS
Income from continuing operations	$265,813	153,598	$1.73
Effect of dilutive securities:
Options and nonvested restricted stock		1,212

Diluted EPS	$265,813	154,810	$1.72

2005
Basic EPS
Income from continuing operations	$228,502	149,053	$1.53
Effect of dilutive securities:
Options and nonvested restricted stock		1,737

Diluted EPS	$228,502	150,790	$1.52

2004
Basic EPS
Income from continuing operations	$172,877	131,144	$1.32
Effect of dilutive securities:
Options		1,171

Diluted EPS	$172,877	132,315	$1.31

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 969,000, 230,000, and 536,000 in 2006, 2005 and 2004, respectively.

23.  Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Held to maturity securities and securities available for sale — For debt securities and marketable equity securities held either to maturity or for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for sale — The majority of these assets are short-term participations in pools of mortgage loans, for which fair values are calculated based on changes in market interest rates during the periods that the participations are on the balance sheet. For the remainder of these assets, the holding period is so short that the carrying amount is a reasonable estimate of fair value.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans — For loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits — SFAS 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, is equal to the amount payable on demand at the measurement date. The amount included for these deposits in the following table is their carrying value at December 31, 2006 and 2005. The fair value of time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for comparable wholesale deposits with similar remaining maturities.

Short-term borrowings — Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings by discounting future cash flows.

Long-term debt — For debt securities and FHLB borrowings, fair value equals market price. If a market price is not available, fair value is estimated using discounted cash flow analyses, based on current rates for similar borrowing arrangements.

Derivatives — Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes were used to value the instruments.

Commitments to extend credit and standby letters of credit — The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2006 and 2005.

The estimated fair values of BancGroup’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$1,048,619	$1,048,619	$1,088,493	$1,088,493
Securities available for sale	3,083,614	3,083,614	2,841,404	2,841,404
Held to maturity securities	1,874	2,007	2,950	3,126
Loans held for sale	1,474,000	1,474,000	1,097,892	1,097,892
Loans	15,478,889		14,899,864
Less: allowance for loan losses	(174,850)		(171,051)

Loans, net	15,304,039	15,281,531	14,728,813	14,691,534

Total	$20,912,146	$20,889,771	$19,759,552	$19,722,449

Financial liabilities:
Deposits	$16,091,054	$16,078,392	$15,483,449	$15,447,772
Short-term borrowings	1,965,672	1,965,672	1,542,796	1,542,796
Long-term debt	2,522,273	2,611,424	2,338,831	2,366,755

Total	$20,578,999	$20,655,488	$19,365,076	$19,357,323

Derivatives	$2,887	$2,887	$(16,004)	$(16,004)

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Segment Information

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

The results for these segments are based on BancGroup’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. For 2006, the provision for loan losses included in each segment was based on its actual net charge-off experience. The provision included in the mortgage warehouse segment remained consistent with the prior year. During 2005, the provision for loan losses included in each segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on BancGroup’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Results for prior periods have been restated for comparability.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Year Ended December 31, 2006
Net interest income before intersegment income / expense	$360,659	$157,680	$114,957	$80,652	$52,175	$86,848	$(97,704)	$755,267
Intersegment interest income / expense	277	(91,159)	35,752	(27,469)	(4,372)	(32,091)	119,062	—

Net interest income	360,936	66,521	150,709	53,183	47,803	54,757	21,358	755,267
Provision for loan losses	5,400	(1,373)	12,056	86	156	691	5,126	22,142
Noninterest income	61,855	27,375	45,569	9,520	6,844	7,915	30,144	189,222
Noninterest expense	202,790	8,499	83,422	24,100	22,899	27,685	150,206	519,601

Income/(loss) before income taxes	$214,601	$86,770	$100,800	$38,517	$31,592	$34,296	$(103,830)	402,746

Income taxes								136,933

Net Income								$265,813

Total Assets	$10,341,439	$2,462,670	$3,979,621	$1,418,289	$965,988	$1,404,676	$2,211,566	$22,784,249
Total Deposits	$8,933,095	$488,812	$3,869,159	$815,275	$750,530	$721,594	$512,589	$16,091,054
Year Ended December 31, 2005
Net interest income before intersegment income / expense	$332,515	$108,154	$124,796	$68,016	$50,162	$66,254	$(40,675)	$709,222
Intersegment interest income / expense	(8,764)	(46,757)	27,026	(17,362)	(5,354)	(19,429)	70,640	—

Net interest income	323,751	61,397	151,822	50,654	44,808	46,825	29,965	709,222
Provision for loan losses	9,503	96	3,574	601	1,712	2,330	9,022	26,838
Noninterest income	51,696	17,925	81,067	8,697	6,000	5,091	5,500	175,976
Noninterest expense	182,890	7,077	87,238	23,452	20,924	25,629	168,045	515,255

Income/(loss) before income taxes	$183,054	$72,149	$142,077	$35,298	$28,172	$23,957	$(141,602)	343,105

Income taxes								114,603

Net Income								$228,502

Total Assets	$9,768,518	$2,220,584	$3,508,666	$1,325,554	$881,870	$1,253,589	$2,467,416	$21,426,197
Total Deposits	$8,426,998	$523,602	$3,475,808	$790,986	$684,862	$645,612	$935,581	$15,483,449
Year Ended December 31, 2004
Net interest income before intersegment income / expense	$229,894	$68,564	$117,909	$54,200	$40,933	$45,739	$10,009	$567,248
Intersegment interest income / expense	14,430	(15,686)	36,981	(3,876)	(2,864)	(7,434)	(21,551)	—

Net interest income	244,324	52,878	154,890	50,324	38,069	38,305	(11,542)	567,248
Provision for loan losses	11,305	331	6,788	855	1,504	1,781	4,430	26,994
Noninterest income	39,559	2,905	47,018	7,953	5,231	4,867	45,668	153,201
Noninterest expense	153,334	5,533	114,951	26,981	22,639	25,634	82,577	431,649

Income/(loss) before income taxes	$119,244	$49,919	$80,169	$30,441	$19,157	$15,757	$(52,881)	261,806

Income taxes								88,929

Net Income								$172,877

Total Assets	$6,731,447	$2,053,150	$3,895,614	$1,302,704	$787,735	$1,055,977	$3,069,983	$18,896,610
Total Deposits	$5,781,801	$283,743	$3,700,810	$767,565	$516,978	$507,841	$304,957	$11,863,695

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.  Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

Statements of Condition

	December 31,
	2006	2005
	(In thousands)
Assets:
Cash	$154,146	$48,965
Investment in subsidiaries:
Bank	2,157,079	2,154,635
Nonbank	51,810	38,493
Other assets	13,614	17,826

Total assets	$2,376,649	$2,259,919

Liabilities and Shareholders’ Equity:
Long-term debt	$306,803	$315,171
Other liabilities	12,511	12,057
Shareholders’ equity	2,057,335	1,932,691

Total liabilities and shareholders’ equity	$2,376,649	$2,259,919

Statements of Income

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Income:
Dividends from subsidiaries:
Bank	$281,727	$224,421	$75,535
Nonbank	3,219	1,459	1,154
Interest and dividends on short-term investments	2,372	1,358	1,074
Net cash settlement of swap derivatives	—	8,362	13,337
Change in fair value of swap derivatives	—	(8,550)	(1,345)
Other income	5,184	5,212	3,402

Total income	292,502	232,262	93,157

Expenses:
Interest	26,275	25,852	24,995
Salaries and employee benefits	2,128	3,230	2,593
Occupancy expense	243	254	341
Furniture and equipment expense	31	21	27
Other expenses	7,703	2,994	2,166

Total expenses	36,380	32,351	30,122

Income before income taxes and equity in undistributed net income of subsidiaries	256,122	199,911	63,035
Income tax benefit	9,486	9,150	4,780

Income before equity in undistributed net income of subsidiaries	265,608	209,061	67,815
Equity in undistributed net income of subsidiaries	205	19,441	105,062

Net income	$265,813	$228,502	$172,877

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities	$271,563	$212,654	$74,853

Cash flows from investing activities:
Capital expenditures	(145)	(1)	(5)
Proceeds from sales of other assets	22	—	—
Net cash (paid) received in acquisitions	—	(114,872)	31,312
Net investment in subsidiaries	(11,553)	(214,794)	(30,328)

Net cash (used in) provided by investing activities	(11,676)	(329,667)	979

Cash flows from financing activities:
Repayment of long-term debt	(8,247)	—	—
Proceeds from issuance of common stock	9,355	15,965	8,190
Proceeds from issuance of shares under forward sales agreement	—	179,575	—
Proceeds from sale of treasury stock	—	—	147
Purchase of treasury stock	(50,996)	(31,510)	—
Dividends paid	(104,818)	(89,702)	(75,635)

Net cash (used in) provided by financing activities	(154,706)	74,328	(67,298)

Net increase (decrease) in cash and cash equivalents	105,181	(42,685)	8,534
Cash and cash equivalents at beginning of year	48,965	91,650	83,116

Cash and cash equivalents at end of year	$154,146	$48,965	$91,650

26.  Subsequent Events

On February 2, 2007, Colonial redeemed $70 million of trust preferred securities, representing $72 million in junior subordinated debt. The securities bore interest at 8.92% and were subject to redemption by Colonial, in whole or in part, at any time on or after January 29, 2007 until maturity in January 2027. The securities were redeemed at a price equal to 104.46% of the principal amount of the securities, plus accrued interest up to, but not including, the redemption date.

On January 23, 2007, Colonial announced the signing of a definitive agreement to acquire Miami, Florida based Commercial Bankshares, Inc. (Commercial) and its subsidiary Commercial Bank of Florida. Commercial had total assets of $1 billion, total deposits of $841 million and total loans of $611 million at December 31, 2006. Commercial Bank of Florida currently operates 14 full service branches in Miami-Dade and Broward counties in South Florida. Under the terms of the agreement, Commercial’s shareholders will receive in the aggregate, consideration of approximately $157.5 million in cash and 6.5 million shares of Colonial stock. This transaction is expected to be completed by the end of the second quarter of 2007.

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

Based on their evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item as to BancGroup’s directors will be contained in BancGroup’s proxy statement that will be prepared and filed for BancGroup’s 2007 annual meeting of shareholders, under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 64, 1981	Chairman of the Board, Chief Executive Officer and President, BancGroup and Colonial Bank.	Chairman of the Board and Chief Executive Officer, BancGroup and Colonial Bank since 1981, also President of BancGroup and Colonial Bank from 1981 to 2003 and since 2005.

Sarah H. Moore 41, 1999	Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank since July 2005; Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer, BancGroup and Colonial Bank November 2005-March 2006; Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank 2003-July 2005; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003.

Caryn Cope 43, 2001	Senior Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Credit Officer BancGroup and Colonial Bank since July 2005; Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-July 2005.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Patti G. Hill 48, 2004	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank since November 2005; Senior Executive Vice President, Retail Banking, BancGroup and Colonial Bank, July 2005-November 2005; Executive Vice President, Retail Banking, BancGroup and Colonial Bank, 2004-July 2005; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank, May 2004-November 2005; President and CEO, Colonial Bank Retail Banking of South Alabama, October 2003-May 2004; President and CEO, Gulf Coast Region, July 1998-October 2003.

Linda L. Green 55, 2004	Executive Vice President — Wealth Management, BancGroup and Colonial Bank.	Executive Vice President — Wealth Management, BancGroup and Colonial Bank, 2004-present; Chief Executive Officer, North Alabama Region of Colonial Bank, 2003-2004; Chief Executive Officer of Northern Region of Colonial Bank, 2000-2004.

David B. Byrne, Jr. 65, 2006	Executive Vice President — General Counsel and Corporate Secretary, BancGroup and Colonial Bank

Executive Vice President — General Counsel, BancGroup and Colonial Bank, and Corporate Secretary, Colonial Bank since November 2006; Executive Vice President — General Counsel, BancGroup and Colonial Bank, January 2006-November 2006; Shareholder, Capell & Howard, P.C., (law offices) 2000-2005; Shareholder, Robison & Belser, P.A., (law offices) 1975-2000.

BancGroup has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics and the form of such officers’ agreement to the code of ethics was filed as Exhibit 14 to BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2003.

BancGroup’s common stock is listed on the New York Stock Exchange (“NYSE”). In accordance with NYSE listing qualifications, BancGroup’s Chief Executive Officer must certify each year that he is not aware of any violation by BancGroup of NYSE corporate governance listing standards as of the date of the certification (with such qualifications as may be necessary). This certification was submitted to the NYSE by BancGroup’s

Chief Executive Officer (with no qualifications) within 30 days of the last annual meeting of BancGroup’s shareholders. This Annual Report on Form 10-K includes as Exhibits 31.1 and 31.2 the Sarbanes-Oxley Act Section 302 certifications regarding the quality of BancGroup’s public disclosure.

Item 11.	Executive Compensation

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2007 annual meeting of shareholders, under the caption “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2007 annual meeting of shareholders, under the caption “Voting Securities and Principal Shareholders” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2007 annual meeting of shareholders, under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2007 annual meeting of shareholders, under the caption “Relationship with Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are included herein at Item 8.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Condition as of December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements, including Parent Company only information.

2. Financial Statement Schedules

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

3. Exhibits

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

Exhibits		Description

4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, including forms of award agreements, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.9	—	Schedule of Directors Fees, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of February 26, 2007, and incorporated herein by reference.

10.10	—	Form of Warehouse Loan Purchase Agreement, dated as of March 23, 2005, among MWL Funding, Inc., as the Seller, and Colonial Bank, N.A., as the Servicer, and the persons parties thereto, as Conduit Purchasers and Committed Purchasers, and Citicorp North America, Inc. as the Program Agent and a Group Agent filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

10.11	—	Form of Amendment No. 1, dated as of September 29, 2005, to Warehouse Loan Purchase Agreement, dated as of March 23, 2005, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 29, 2005, and incorporated herein by reference.

Exhibits		Description

10.12	—	Form of Omnibus Amendment, dated as of March 21, 2006, to the Warehouse Loan Purchase Agreement, dated as of March 23, 2005, and amended as of September 29, 2005, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of March 21, 2006, and incorporated herein by reference.

10.13	—	Form of Amendment No. 3, dated as of August 22, 2006, to the Warehouse Loan Repurchase Agreement, dated as of March 23, 2005 and amended as of September 29, 2005 and March 21, 2006, filed as Exhibit 10.1 to the Registrant’s Current Report on form 8-K, dated as of August 22, 2006, and incorporated herein by reference.

10.14	—	Form of Warehouse Loan Sale Agreement, dated as of March 23, 2005, between Colonial Bank, N.A., as Originator, and MWL Funding, Inc., as Purchaser, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

10.15	—	Colonial Bank Management Team Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of April 25, 2006, and incorporated herein by reference.

10.16	—	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of April 25, 2006, and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 22 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 26 day of February, 2007.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Its Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors, Chief Executive Officer and President	**

/s/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer and Senior Executive Vice President	**

/s/ T. BRENT HICKS T. Brent Hicks	Chief Accounting Officer and Senior Vice President

* Lewis E. Beville	Director	**

* Augustus K. Clements, III	Director	**

* Robert S. Craft	Director	**

* Patrick F. Dye	Director	**

* Hubert L. Harris, Jr.	Director	**

* Clinton O. Holdbrooks	Director	**

* Deborah L. Linden	Director	**

Signature	Title	Date

* John Ed Mathison	Director	**

* Milton E. McGregor	Director	**

John C. H. Miller, Jr.	Director

* Joe D. Mussafer	Director	**

* William E. Powell, III	Director	**

* James W. Rane	Director	**

* Simuel Sippial	Director	**

* Edward V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

** Dated: February 26, 2007

EXHIBIT INDEX

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated January 15, 1986, and Amendment No. 1 thereto dated as of June 10, 1986, filed as Exhibit 4(C) to the Registrant’s Registration Statement on Form S-4 (File No. 33-07015), effective July 15, 1986, and incorporated herein by reference.

4.4	—	All instruments defining the rights of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup, Inc. First Amended and Restated Restricted Stock Plan for Directors, as amended, included as Exhibit 10(C)(1) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) the Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Amended and Restated Management Incentive Plan of The Colonial BancGroup, Inc. filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, including forms of award agreements, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.6	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-83390), and incorporated herein by reference.

Exhibits		Description

10.7	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.9	—	Schedule of Directors Fees, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of February 26, 2007, and incorporated herein by reference.

10.10	—	Form of Warehouse Loan Purchase Agreement, dated as of March 23, 2005, among MWL Funding, Inc. as the Seller, and Colonial Bank, N.A., as the Servicer, and the persons parties thereto, as Conduit Purchasers and Committed Purchasers, and Citicorp North America, Inc. as the Program Agent and a Group Agent filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

10.11	—	Form of Amendment No. 1, dated as of September 29, 2005, to Warehouse Loan Purchase Agreement, dated as of March 23, 2005, filed as Exhibits 10.1 to the Registrant’s Current Report on Form 8-K, dated September 29, 2005, and incorporated herein by reference.

10.12	—	Form of Omnibus Amendment, dated as of March 21, 2006, to the Warehouse Loan Purchase Agreement, dated as of March 23, 2005, and amended as of September 29, 2005, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of March 21, 2006, and incorporated herein by reference.

10.13	—	Form of Amendment No. 3, dated as of August 22, 2006, to the Warehouse Loan Repurchase Agreement, dated as of March 23, 2005 and amended as of September 29, 2005 and March 21, 2006, filed as Exhibit 10.1 to the Registrant’s Current Report on form 8-K, dated as of August 22, 2006, and incorporated herein by reference.

10.14	—	Form of Warehouse Loan Sale Agreement, dated as of March 23, 2005, between Colonial Bank, N.A., as Originator, and MWL Funding, Inc., as Purchaser, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 25, 2005, and incorporated herein by reference.

10.15	—	Colonial Bank Management Team Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of April 25, 2006, and incorporated herein by reference.

10.16	—	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of April 25, 2006, and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 22 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

Exhibits		Description

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.