Form 10-Q
period 2007-03-31
COLONIAL BANCGROUP INC
filed 2007-05-09
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $2.50 Par Value	153,017,185

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference include “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions, as they relate to BancGroup (including its subsidiaries or its management), are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2007 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable then expected;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism, war or natural disasters; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$359,233	$425,148
Interest bearing deposits in banks	1,222	2,200
Federal funds sold	236,883	15,334
Securities purchased under agreements to resell – Mortgage warehouse	827,610	605,937
Securities purchased under agreements to resell – Other	500,000	—
Securities available for sale	3,384,576	3,083,614
Held to maturity securities (market value: 2007, $1,968; 2006, $2,007)	1,570	1,874
Loans held for sale	1,113,998	1,474,000
Total loans, net of unearned income:
Mortgage warehouse loans	166,552	281,693
Loans, excluding mortgage warehouse loans	14,754,924	15,197,196
Less:
Allowance for loan losses	(172,602)	(174,850)

Loans, net	14,748,874	15,304,039
Premises and equipment, net	426,893	407,696
Goodwill	627,207	627,207
Other intangible assets, net	44,075	47,126
Other real estate owned	4,133	1,869
Bank-owned life insurance	462,238	457,812
Accrued interest and other assets	333,390	330,393

Total	$23,071,902	$22,784,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,964,585	$2,869,845
Interest bearing transaction accounts	6,444,194	6,222,818

Total transaction accounts	9,408,779	9,092,663
Time deposits	6,532,932	6,596,827
Brokered time deposits	441,012	401,564

Total deposits	16,382,723	16,091,054
Repurchase agreements	768,705	832,672
Federal funds purchased	511,076	1,133,000
Subordinated debt	385,067	383,839
Junior subordinated debt	226,883	299,078
Other long-term debt	2,439,678	1,839,356
Accrued expenses and other liabilities	261,442	147,915

Total liabilities	20,975,574	20,726,914
Contingencies and commitments (Note 8)
Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both March 31, 2007 and December 31, 2006	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both March 31, 2007 and December 31, 2006	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 156,662,992 and 156,258,708 shares issued and 152,954,065 and 152,852,381 shares outstanding at March 31, 2007 and December 31, 2006, respectively	391,657	390,647
Additional paid in capital	767,908	763,845
Retained earnings	1,036,771	1,029,510
Treasury stock, at cost (3,708,927 shares at March 31, 2007 and 3,406,327 at December 31, 2006)	(89,996)	(82,506)
Accumulated other comprehensive loss, net of taxes	(10,012)	(44,161)

Total shareholders’ equity	2,096,328	2,057,335

Total	$23,071,902	$22,784,249

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$315,309	$288,387
Interest and dividends on securities	42,435	35,971
Interest on federal funds sold and other short-term investments	19,136	10,317

Total interest income	376,880	334,675

Interest Expense:
Interest on deposits	133,085	99,968
Interest on short-term borrowings	23,832	15,387
Interest on long-term debt	40,018	31,160

Total interest expense	196,935	146,515

Net Interest Income	179,945	188,160
Provision for loan losses	2,250	12,342

Net Interest Income After Provision for Loan Losses	177,695	175,818

Noninterest Income:
Service charges on deposit accounts	17,679	14,213
Electronic banking	4,401	4,107
Other retail banking fees	3,612	3,521

Retail banking fees	25,692	21,841
Financial planning services	3,822	3,129
Mortgage banking origination and sales	3,187	2,897
Mortgage warehouse fees	6,955	6,262
Bank-owned life insurance	4,955	3,939
Securities and derivatives gains, net	981	4,228
Securities restructuring losses	(36,006)	—
Gain on sale of mortgage loans	3,850	—
Gain on sale of Goldleaf	—	2,829
Other income	1,783	3,433

Total noninterest income	15,219	48,558

Noninterest Expense:
Salaries and employee benefits	69,554	68,793
Severance expense	3,025	—
Occupancy expense of bank premises, net	18,505	15,534
Furniture and equipment expenses	13,122	11,392
Professional services	4,767	4,435
Amortization of intangible assets	3,051	3,057
Advertising	2,215	2,887
Communications	2,991	2,587
Merger related expenses	429	—
Net losses related to the early extinguishment of debt	4,396	—
Other expenses	16,086	17,176

Total noninterest expense	138,141	125,861

Income before income taxes	54,773	98,515
Applicable income taxes	18,294	33,495

Net Income	$36,479	$65,020

Earnings per share:
Basic	$0.24	$0.42
Diluted	0.24	0.42
Average number of shares outstanding:
Basic	152,309	153,968
Diluted	153,450	155,183
Dividends declared per share	$0.1875	$0.17

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$36,479	$65,020
Other comprehensive income, net of taxes:
Unrealized gains (losses) on securities available for sale arising during the period, net of income taxes of $(5,276) and $13,874 in 2007 and 2006, respectively	9,798	(25,767)
Less: reclassification adjustments for net losses (gains) on securities available for sale included in net income, net of income taxes of $(12,259) and $605 in 2007 and 2006, respectively	22,766	(1,125)
Unrealized gains (losses), net of reclassification adjustments, on cash flow hedging instruments, net of income taxes of $(853) and $2,028 in 2007 and 2006, respectively	1,585	(3,766)
Additional minimum pension liability adjustment, net of income taxes of $(1,340) in 2006	—	2,660

Comprehensive income	$70,628	$37,022

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
			(In thousands, except shares and per share amounts)
Balance, December 31, 2006	152,852,381	$390,647	$763,845	$(82,506)	$1,029,510	$(44,161)	$2,057,335
Adoption of EITF 06-5					(540)		(540)
Shares issued under:
Directors plan	18,348	46	415				461
Stock option plans	221,001	552	2,227				2,779
Restricted stock plan, net	156,790	392	(392)				—
Employee stock purchase plan	8,145	20	186				206
Excess tax benefit from stock based compensation			252				252
Stock based compensation expense			1,375				1,375
Purchase of common stock	(302,600)			(7,490)			(7,490)
Net income					36,479		36,479
Cash dividends ($0.1875 per share)					(28,678)		(28,678)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments						32,564	32,564
Reclassification of cash flow hedging losses, net of taxes						1,585	1,585

Balance, March 31, 2007	152,954,065	$391,657	$767,908	$(89,996)	$1,036,771	$(10,012)	$2,096,328

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$36,479	$65,020
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	9,785	3,556
Provision for loan losses	2,250	12,342
Deferred taxes	(11,520)	931
Securities and derivatives gains, net	(981)	(4,228)
Securities restructuring losses	36,006	—
Gain on sale of mortgage loans	(3,850)	—
Loss on sale of other assets	86	305
Gain on sale of Goldleaf	—	(2,829)
Net decrease (increase) in loans held for sale	360,002	(129,628)
Decrease (increase) in interest and other receivables	213	(22,606)
Increase in prepaids	(7,143)	(2,649)
Increase in other assets	(4,845)	(594)
Increase (decrease) in accrued expenses & accounts payable	9,831	(6,504)
Increase in accrued income taxes	17,234	26,612
Increase in interest payable	8,283	8,878
Excess tax benefit from stock based compensation	(237)	(338)
Other, net	(2,102)	1,730

Total adjustments	413,012	(115,022)

Net cash from operating activities	449,491	(50,002)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	49,492	58,218
Proceeds from sales of securities available for sale	163,829	473,512
Purchases of securities available for sale	(420,583)	(597,245)
Proceeds from maturities of held to maturity securities	304	299
(Increase) decrease in securities purchased under agreements to resell	(721,673)	11,159
Net decrease (increase) in loans excluding proceeds from sale of mortgage loans	68,562	(383,611)
Proceeds from sale of mortgage loans	493,101	—
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	—	10,558
Capital expenditures	(31,569)	(15,831)
Proceeds from bank owned life insurance	319	923
Proceeds from sale of other assets	2,887	5,598
Net investment in affiliates	558	(11,268)

Net cash from investing activities	(394,773)	(447,688)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	291,054	372,285
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(685,891)	352,099
Proceeds from issuance of long-term debt	600,000	—
Repayment of long-term debt	(72,279)	(219,877)
Purchase of common stock	(7,490)	—
Proceeds from issuance of common stock	2,985	2,131
Excess tax benefit from stock-based compensation	237	338
Dividends paid	(28,678)	(26,229)

Net cash from financing activities	99,938	480,747

Net increase (decrease) in cash and cash equivalents	154,656	(16,943)
Cash and cash equivalents at the beginning of the year	442,682	498,591

Cash and cash equivalents at March 31	$597,338	$481,648

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting and Reporting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (referred to herein as BancGroup, Colonial, or the Company) are detailed in the Company’s 2006 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2007 Colonial changed certain of those policies as a result of the adoption of new accounting standards. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes included in BancGroup’s 2006 Annual Report on Form 10-K.

In the opinion of BancGroup, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of March 31, 2007 and December 31, 2006 and the results of operations and cash flows for the interim periods ended March 31, 2007 and 2006. All 2007 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications were made to prior periods in order to conform to the current period presentation.

Sales and Servicing of Financial Assets

Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) 156, Accounting for Servicing of Financial Assets, which changes the measurement requirements for servicing assets and servicing liabilities that are separately recognized after the sale of financial assets. Prior to SFAS 156, any retained interests resulting from the sales of financial assets were measured based on an allocation of the previous carrying amount of the assets sold. The allocation between the retained interests and the assets sold was based on each component’s fair value in relation to the total fair value at the date of sale. Under SFAS 156, separately recognized servicing assets and liabilities must be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net related servicing income or loss and assess the rights for impairment or need for an increased obligation. The Company does not currently have any separately recognized servicing assets or liabilities. Any servicing assets or liabilities recognized in the future will be subsequently measured using the amortization approach.

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. FIN 48 applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in BancGroup’s financial statements if it is more likely than not that the benefits would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as increased income tax expense. Interest and penalties accrued for uncertain tax positions will be classified as income tax expense, which is consistent with the recognition of these items in prior reporting periods. The implementation of FIN 48 did not result in a change to the Company’s liability for unrecognized tax benefits. See Note 14 for related disclosures.

Other Accounting Standards

The following is a list of other accounting standards which became effective as of January 1, 2007 but did not have a material impact on BancGroup and did not change the accounting and reporting policies detailed in the Company’s 2006 Annual Report on Form 10-K:

•

Emerging Issues Task Force (EITF) Issue 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance—EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Also, in determining the amount that could be realized, companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. As a result of adopting EITF 06-5 on January 1, 2007, BancGroup recognized a decrease of $540,000 to the balance of bank-owned life insurance and a corresponding decrease to retained earnings.

•

SFAS 155, Accounting for Certain Hybrid Instruments—SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS 155 did not have an impact on BancGroup’s financial statements.

•

Statement 133 Implementation Issue B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets—Issue B40 exempts securitized interests that contain only an embedded derivative that is tied to prepayment risk of underlying prepayable financial assets from the scope of paragraph 13(b) of SFAS 133. The adoption of Issue B40 did not have an impact on BancGroup’s financial statements.

Note 2: Recent Accounting Standards

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

In September 2006, the EITF reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. The Company is currently assessing the potential impact EITF 06-4 will have on BancGroup’s financial statements.

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

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. The Company is currently assessing the potential impact EITF 06-10 will have on BancGroup’s financial statements.

Note 3: Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash paid during the year for:
Interest	$183,726	$133,333
Income taxes	—	2,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$4,848	$1,391
Assets (non-cash) sold in Goldleaf divestiture	—	12,236
Liabilities transferred in Goldleaf divestiture	—	4,507
Assets acquired under capital leases	2,117	2,280
Capital leases terminated	2,191	—

Note 4: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at March 31, 2007	Carrying Value at December 31, 2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$166,685	$166,481
Mortgage-backed securities of Government Sponsored Entities	447,195	352,075
Collateralized mortgage obligations of Government Sponsored Entities	637,756	660,780
Private collateralized mortgage obligations	1,750,568	1,670,973
Obligations of state and political subdivisions	200,844	78,603
Other	181,528	154,702

Total securities available for sale	3,384,576	3,083,614

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	500	500
Mortgage-backed securities of Government Sponsored Entities	700	736
Collateralized mortgage obligations of Government Sponsored Entities	10	11
Obligations of state and political subdivisions	360	627

Total held to maturity securities	1,570	1,874

Total securities	$3,386,146	$3,085,488

During the first quarter of 2007, the Company sold approximately $163 million in securities and purchased approximately $473 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

As a result of the pending second quarter acquisition of Commercial Bankshares, Inc. and the resulting changes in BancGroup’s liquidity and capital positions, as well as the ongoing inverted yield curve, BancGroup determined that it was in the best interest of shareholders of the Company to deleverage the balance sheet by selling low yielding securities and paying off high cost borrowings. As a result of this strategy, management identified approximately $1.2 billion in available for sale securities which yielded approximately 4.78% and sold them in April 2007. Since BancGroup had the intent to sell these securities, prior to quarter end, the Company recorded a loss of $36 million ($24 million net of income taxes) in the first quarter of 2007 for the difference in the market value and the carrying value of the securities at March 31, 2007.

The following table reflects gross unrealized losses and market values of available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of Government Sponsored Entities	$48,683	$(122)	$56,073	$(1,106)	$104,756	$(1,228)
Collateralized mortgage obligations of Government Sponsored Entities	35,361	(151)	436,725	(8,891)	472,086	(9,042)
Private collateralized mortgage obligations	146,178	(718)	175,449	(898)	321,627	(1,616)
Obligations of state and political subdivisions	73,776	(549)	5,448	(18)	79,224	(567)

Total temporarily impaired securities	$303,998	$(1,540)	$673,695	$(10,913)	$977,693	$(12,453)

The securities above consist of collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and obligations of state and political subdivisions. As of March 31, 2007, there were 147 securities with an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates. Additionally, BancGroup has the ability to retain these securities until recovery of unrealized loss or maturity when full repayment would be received. Other than the April sales discussed above, there are no known current funding needs which would require the liquidation of securities.

Note 5: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	March 31, 2007	December 31, 2006
	(In thousands)
Commercial, financial, agricultural	$1,172,871	$1,158,755
Commercial real estate	4,353,453	4,291,979
Real estate construction	6,359,926	6,340,324
Residential real estate	2,476,567	2,987,212
Consumer and other	410,643	438,375

Total loans, excluding mortgage warehouse loans	14,773,460	15,216,645
Mortgage warehouse loans	166,552	281,693

Total loans	14,940,012	15,498,338
Less: unearned income	(18,536)	(19,449)

Total loans, net of unearned income	$14,921,476	$15,478,889

Note 6: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Three Months Ended March 31, 2007
(In thousands)
Balance, January 1	$174,850
Reduction due to sale of mortgage loans originally held for investment	(2,303)
Provision charged to income	2,250
Loans charged off	(3,542)
Recoveries	1,347

Balance, March 31	$172,602

Note 7: Sales and Servicing of Financial Assets

In 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sold interests in those assets to third-party commercial paper conduits (conduits).

The SPE had $2.0 billion outstanding to the conduits at March 31, 2007. There were no incremental sales to the conduits during the first quarter of 2007. Based on the structure of these transactions, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. No gain or loss was recorded at the time of sale. The Company receives servicing income based on a percentage of the outstanding balance of assets sold. During the first quarter of 2007, the Company recognized approximately $5.7 million of noninterest income related to these transactions, of which approximately $4.8 million was servicing income, and received $5.6 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of March 31, 2007		Three Months Ended March 31, 2007
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)
	(In thousands)
Mortgage warehouse loans
Assets managed	$467,932	$—	$452,533	$—
less: interests sold, with servicing retained	301,380	—	256,582	—

Assets held in portfolio	$166,552	$—	$195,951	$—

Loans held for sale
Assets managed	$2,812,618	$—	$3,024,707	$—
less: interests sold	1,698,620	—	1,737,680	—

Assets held in portfolio	$1,113,998	$—	$1,287,027	$—

(1)	Represents net charge-offs.

Note 8: Commitments and Contingent Liabilities

Standby letters of credit are contingent commitments issued by Colonial Bank, N.A. (Colonial Bank) generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of March 31, 2007 and December 31, 2006 was $642,000 and $552,000, respectively. At March 31, 2007, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit at March 31, 2007 was $348 million.

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at March 31, 2007 will have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 9: Variable Interest Entities

During the first quarter of 2007, the Company redeemed the preferred securities issued by Colonial Capital II, a special purpose trust which was formed for the issuance of trust preferred securities to outside investors. Refer to Note 11, Long-Term Debt, for additional information.

There has been no material change in the Company’s other variable interest entities. Refer to BancGroup’s 2006 Annual Report on Form 10-K for additional information.

Note 10: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

As of December 31, 2006 BancGroup had interest rate swaps with an aggregate notional amount of $337.3 million and an aggregate net loss of $1.75 million hedging subordinated debt. During the first quarter of 2007, those interest rate swaps were terminated. There were no interest rate swaps used as fair value hedges as of March 31, 2007.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (ending in June of 2008). The estimated amount of losses to be reclassified into earnings within the next 12 months is $6.3 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three months ended March 31, 2007 or March 31, 2006.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $37.2 million at March 31, 2007. The fair value of the origination commitments was a loss of approximately $75,000 at March 31, 2007, which was offset by a gain of approximately $75,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on loans held for sale. The notional value of the forward sales commitments at March 31, 2007 was $1.11 billion, of which $1.06 billion was designated as fair value hedges. The fair value of the sales commitments not designated as hedges was a gain of approximately $86,000 at March 31, 2007. The fair value of the forward sales commitments designated as hedges was a loss of $2.6 million at March 31, 2007, which was offset by a gain of $2.6 million on the hedged loans held for sale.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. However, there were no option contracts outstanding at March 31, 2007.

Note 11: Long-Term Debt

Long-term debt is summarized as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	377,342	376,114
Junior subordinated debt	226,883	299,078
FHLB borrowings	2,435,738	1,835,229
Capital lease obligations	3,940	4,128

Total	$3,051,628	$2,522,274

During the first quarter of 2007, BancGroup borrowed $600 million from the FHLB with maturities ranging from seven to ten years and interest rates of three-month LIBOR minus amounts ranging from 1.00% to 1.10%. The FHLB has the right to call these advances quarterly beginning one year after the origination date. If not called on the first eligible date, the advances will convert to fixed rates ranging from 4.26% to 4.455% for the remaining term. In February, the Company redeemed $70 million of trust preferred securities, representing $72 million in junior subordinated debt, which carried an interest rate of 8.92%, and incurred a $4.4 million loss to extinguish the debt.

There have been no other material changes in BancGroup’s long-term debt. Refer to the Company’s 2006 Annual Report on Form 10-K for additional information.

Note 12: Pension Plan

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

The following table reflects the components of net periodic benefit income:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Components of net periodic benefit income:
Interest cost	$727	$1,117
Expected return on plan assets	(1,105)	(1,617)

Net periodic benefit income	$(378)	$(500)

Note 13: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) for the three months ended March 31, 2007 and 2006 was $1.4 million and $728,000, respectively. The related income tax benefit was $367,000 and $145,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,595,884	$17.08

Granted	754,730	25.81
Exercised	(221,001)	12.58
Cancelled	(25,100)	22.33

Outstanding at March 31, 2007	4,104,513	$18.89

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2007
Expected option term	5.33 years
Weighted average expected volatility	21.11%
Weighted average risk-free interest rate	4.70%
Weighted average expected annual dividend yield	2.70%

The following table summarizes BancGroup’s restricted stock activity since December 31, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	466,839	$21.70

Granted	156,790	25.81
Vested	(6,740)	14.15
Cancelled	—	—

Nonvested at March 31, 2007	616,889	$22.82

Note 14: Income Taxes

BancGroup adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a change to Colonial’s liability for unrecognized tax benefits. The amount of unrecognized tax benefits at January 1, 2007 was $15.5 million, $10.4 million of which would favorably impact the Company’s effective income tax rate if recognized.

BancGroup records accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded liabilities totaling approximately $2.7 million, net of tax, for the payment of interest and penalties.

BancGroup has substantially concluded all U.S federal income tax matters for years through 2002. Substantially all state income tax matters have been concluded for years through 1997. Colonial and its subsidiaries have various state income tax returns for years 1998 through 2005 in the process of examination, administrative appeals or litigation.

While the Company expects to settle various state tax audits within the next 12 months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

Note 15: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended March 31,
	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2007
Basic EPS
Income from continuing operations	$36,479	152,309	$0.24
Effect of dilutive instruments:
Options and nonvested restricted stock		1,141

Diluted EPS	$36,479	153,450	$0.24

2006
Basic EPS
Income from continuing operations	$65,020	153,968	$0.42
Effect of dilutive instruments:
Options and nonvested restricted stock		1,215

Diluted EPS	$65,020	155,183	$0.42

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1,692,000 and 871,000 for the three months ended March 31, 2007 and 2006, respectively.

Note 16: Segment Information

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

The results for these segments are based on BancGroup’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each banking segment is based on their actual net charge-off experience. The provision for loan losses included in the mortgage warehouse segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change.

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Three Months Ended March 31, 2007
Net interest income before intersegment income / expense	$85,275	$36,976	$20,712	$20,147	$13,324	$22,659	$(19,148)	$179,945
Intersegment interest income / expense	(409)	(20,508)	14,837	(7,588)	(1,894)	(9,616)	25,178	—

Net interest income	84,866	16,468	35,549	12,559	11,430	13,043	6,030	179,945
Provision for loan losses	445	(336)	531	1,060	27	165	358	2,250
Noninterest income	17,998	7,484	12,758	2,296	1,894	1,649	(28,860)	15,219
Noninterest expense	51,331	2,102	20,620	5,997	6,042	7,322	44,727	138,141

Income/(loss) before income taxes	$51,088	$22,186	$27,156	$7,798	$7,255	$7,205	$(67,915)	54,773

Income taxes								18,294

Net Income								$36,479

Total Assets	$10,774,886	$2,223,589	$4,196,828	$1,433,901	$997,609	$1,458,246	$1,986,843	$23,071,902
Total Deposits	$8,839,647	$603,247	$4,127,336	$825,143	$748,835	$671,145	$567,370	$16,382,723

Three Months Ended March 31, 2006
Net interest income before intersegment income / expense	$90,787	$33,372	$31,026	$18,750	$12,118	$19,528	$(17,421)	$188,160
Intersegment interest income / expense	(391)	(18,114)	6,359	(5,780)	(555)	(6,762)	25,243	—

Net interest income	90,396	15,258	37,385	12,970	11,563	12,766	7,822	188,160
Provision for loan losses	3,434	(722)	6,101	127	55	81	3,266	12,342
Noninterest income	13,628	6,664	9,829	1,729	1,409	990	14,309	48,558
Noninterest expense	48,709	2,048	20,170	6,271	5,522	6,739	36,402	125,861

Income/(loss) before income taxes	$51,881	$20,596	$20,943	$8,301	$7,395	$6,936	$(17,537)	98,515

Income taxes								33,495

Net Income								$65,020

Total Assets	$10,272,604	$2,356,175	$3,643,319	$1,387,311	$916,217	$1,247,267	$2,145,645	$21,968,538
Total Deposits	$8,816,093	$443,639	$3,594,058	$829,996	$766,415	$623,414	$781,713	$15,855,328

Note 17: Subsequent Events

In April 2007, the Company sold approximately $1.2 billion in available for sale securities which yielded approximately 4.78%. Refer to Note 4, Securities, for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

Critical Accounting Policies

Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation. Information concerning these policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis in BancGroup’s 2006 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2007 Colonial changed its accounting policies for income taxes as a result of the adoption of a new accounting standard. There were no significant changes in the other critical accounting policies during the first quarter of 2007.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. FIN 48 applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in BancGroup’s financial statements if it is more likely than not that the benefits would be sustained after full review by the relevant taxing authority.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous, are often ambiguous and are frequently amended. Colonial is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

The adoption of FIN 48 did not materially change the Company’s contractual obligations previously reported in the 2006 Annual Report on Form 10-K.

Overview

The Colonial BancGroup, Inc. is a $23 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage originations and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At March 31, 2007, BancGroup’s branch network consisted of 308 offices in Florida, Alabama, Georgia, Nevada and Texas.

BancGroup is primarily a Florida bank with more of its assets in Florida than in any other state. The following chart includes the Company’s approximate assets, deposits and branches by state as of March 31, 2007.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$12,998	56%	$9,443	58%	170	55%
Alabama	4,197	19%	4,127	25%	91	29%
Georgia	1,434	6%	825	5%	18	6%
Nevada	998	4%	749	5%	15	5%
Texas	1,458	6%	671	4%	14	5%
Corporate/Other	1,987	9%	568	3%	—	—

Total	$23,072	100%	$16,383	100%	308	100%

Colonial reported net income of $36.5 million for the quarter ended March 31, 2007, compared to $65.0 million for the quarter ended March 31, 2006. The Company also reported earnings per diluted share of $0.24 for the quarter ended March 31, 2007 compared to $0.42 for the quarter ended March 31, 2006. The decline in both net income and earnings per share were caused by restructuring charges related to the securities portfolio and the early extinguishment of debt totaling $26.9 million, net of tax, or $0.17 per diluted share.

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2006 to March 31, 2007 are as follows:

	March 31, 2007	December 31, 2006	Increase (Decrease)
			$	%
	(In thousands)
Total securities	$3,386,146	$3,085,488	$300,658	9.7%
Loans held for sale	1,113,998	1,474,000	(360,002)	(24.4)
Total loans:
Mortgage warehouse loans	166,552	281,693	(115,141)	(40.9)
Loans, excluding mortgage warehouse loans	14,754,924	15,197,196	(442,272)	(2.9)

Total loans, net of unearned income	14,921,476	15,478,889	(557,413)	(3.6)%
Other earning assets	1,565,715	623,471	942,244	151.1
Total assets	23,071,902	22,784,249	287,653	1.3
Non-time deposits	9,408,779	9,092,663	316,116	3.5
Total deposits	16,382,723	16,091,054	291,669	1.8
Short-term borrowings	1,279,781	1,965,672	(685,891)	(34.9)
Long-term debt	3,051,628	2,522,273	529,355	21.0
Shareholders’ equity	2,096,328	2,057,335	38,993	1.9

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at March 31, 2007	Carrying Value at December 31, 2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$166,685	$166,481
Mortgage-backed securities of Government Sponsored Entities	447,195	352,075
Collateralized mortgage obligations of Government Sponsored Entities	637,756	660,780
Private collateralized mortgage obligations	1,750,568	1,670,973
Obligations of state and political subdivisions	200,844	78,603
Other	181,528	154,702

Total securities available for sale	3,384,576	3,083,614

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	500	500
Mortgage-backed securities of Government Sponsored Entities	700	736
Collateralized mortgage obligations of Government Sponsored Entities	10	11
Obligations of state and political subdivisions	360	627

Total held to maturity securities	1,570	1,874

Total securities	$3,386,146	$3,085,488

Securities to total assets	14.7%	13.5%

Average duration (excluding equities)	4.55 years	4.45 years

During the first quarter of 2007, the Company sold approximately $163 million in securities and purchased approximately $473 million in new securities excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

As a result of the pending second quarter acquisition of Commercial Bankshares, Inc. and the resulting changes in BancGroup’s liquidity and capital positions, as well as the ongoing inverted yield curve, BancGroup determined that it was in the best interest of shareholders of the Company to deleverage the balance sheet by selling low yielding securities and paying off high cost borrowings. As a result of this strategy, management identified approximately $1.2 billion in available for sale securities which yielded approximately 4.78% and sold them in April 2007. Since BancGroup had the intent to sell these securities, prior to quarter end, the Company recorded a loss of $36 million ($24 million net of income taxes) in the first quarter of 2007 for the difference in the market value and the carrying value of the securities at March 31, 2007.

Loans

Total loans, net of unearned income and excluding mortgage warehouse loans, decreased by $442 million, or 3%, from the end of 2006. This was attributable to the sale of approximately $490 million of residential real estate loans on March 30, 2007, partially offset by increases in commercial, commercial real estate and construction loans. Mortgage warehouse loans decreased $115 million, or 41%, in the first quarter of

2007. The decrease in mortgage warehouse loans is due to seasonal reductions in customer demand during the first quarter. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information.

The following table reflects the Company’s loan mix.

Gross Loans by Category

	March 31, 2007	December 31, 2006
	(In thousands)
Commercial, financial, agricultural	$1,172,871	$1,158,755
Commercial real estate	4,353,453	4,291,979
Real estate construction	6,359,926	6,340,324
Residential real estate	2,476,567	2,987,212
Consumer and other	410,643	438,375

Total loans, excluding mortgage warehouse loans	14,773,460	15,216,645
Mortgage warehouse loans	166,552	281,693

Total loans	14,940,012	15,498,338
Less: unearned income	(18,536)	(19,449)

Total loans, net of unearned income	$14,921,476	$15,478,889

A significant portion of BancGroup’s loans are secured by real estate with commercial real estate and construction loans representing 29.1% and 42.6% of total loans as of March 31, 2007, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas, with no more than 13% of total commercial real estate and construction loans concentrated in any one metropolitan statistical area (MSA).

Management believes that its existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size and collateral function. This diversification, in addition to Colonial’s emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at March 31, 2007:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$869		$655
Geographic Diversity (by property location) (1)
Florida	$3,295,875	51.8%	$2,587,140	59.4%
Alabama	687,081	10.8%	683,610	15.7%
Georgia	635,015	10.0%	381,143	8.8%
Texas	869,677	13.7%	218,206	5.0%
Nevada	473,584	7.4%	219,595	5.0%
Other	398,694	6.3%	263,759	6.1%

Total	$6,359,926	100.0%	$4,353,453	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	28.4%	12.1%	Retail	25.1%	7.3%
Land Only	23.8%	10.2%	Office	22.0%	6.4%
Residential Home Construction	15.6%	6.6%	Warehouse	14.2%	4.1%
Condominium	7.3%	3.1%	Multi-Family	8.4%	2.4%
Commercial Development	6.8%	2.9%	Lodging	6.4%	1.9%
Retail	5.3%	2.3%	Healthcare	5.9%	1.7%
Office	3.9%	1.6%	Church or School	4.8%	1.4%
Multi-Family	3.4%	1.4%	Industrial	2.1%	0.6%
Warehouse	1.4%	0.6%	Farm	2.0%	0.6%
Other(2)	4.1%	1.8%	Recreation	1.0%	0.3%
			Other(2)	8.1%	2.4%

Total Construction	100.0%	42.6%	Total Commercial Real Estate	100.0%	29.1%

(1)	No more than 13% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,347,118	$723,149
% of 75 largest loans to category total	21.2%	16.6%
Average Loan to Value Ratio (75 largest loans)	66.0%	67.7%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.44x

Colonial focuses its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom we have established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

The majority of Colonial’s residential real estate loans are adjustable rate first mortgages on single-family, owner-occupied properties. BancGroup has a history of successful residential lending and its quality ratios remain favorable in this portfolio segment. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers.

Loans classified as commercial, financial and agricultural consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail or service business. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the individual business activities of the borrowers.

Consumer loans are loans to individuals for various purposes. Vehicle loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earnings capacity of the individual borrower, as well as the value of the collateral for secured loans.

BancGroup maintains a mortgage warehouse lending division which provides lines of credit collateralized by residential mortgage loans and other services to mortgage origination companies. Mortgage warehouse loans outstanding at March 31, 2007 and December 31, 2006 were $167 million and $282 million, respectively, with unfunded commitments of $925 million and $920 million, respectively.

The Company has 45 credits with commitments (funded and unfunded) of $862 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). Colonial’s share of the largest outstanding amount to any single borrower is $57 million (which is a mortgage warehouse lending credit). At March 31, 2007, $456 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have long-term relationships with most of these borrowers. These commitments are comprised of the following (% is representative of BancGroup’s total funded and unfunded commitments):

•	56%—33 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets,

•	41%—mortgage warehouse lines to 9 institutions, and

•	3%—3 operating facilities to a large national insurance company, a healthcare provider and a university.

Management believes that these are sound credits that are consistent with Colonial’s lending philosophy and meet BancGroup’s conservative underwriting guidelines.

Summary of Loan Loss Experience

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Allowance for loan losses—January 1	$174,850	$171,051
Charge-offs:
Commercial, financial, agricultural	1,021	10,627
Commercial real estate	236	179
Real estate construction	1,031	531
Residential real estate	213	463
Consumer and other	1,041	1,336

Total charge-offs	3,542	13,136

Recoveries:
Commercial, financial, agricultural	485	650
Commercial real estate	22	1,883
Real estate construction	39	21
Residential real estate	233	113
Consumer and other	568	708

Total recoveries	1,347	3,375

Net charge-offs	2,195	9,761
Provision for loan losses	2,250	12,342
Reduction due to sale of mortgage loans originally held for investment	(2,303)	—

Allowance for loan losses—end of period	$172,602	$173,632

Net charge-offs as a percentage of average net loans—(annualized basis):	0.06%	0.26%

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

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$28,721	$14,025
Renegotiated loans	—	—

Total nonperforming loans*	28,721	14,025
Other real estate owned and repossessions	4,134	1,869
Loans held for sale	—	9,255

Total nonperforming assets*	$32,855	$25,149

Allowance as a percent of nonperforming assets*	525%	695%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$6,247	$8,138
Net charge-offs quarter-to-date	$2,195	$4,667
Net charge-offs year-to-date	$2,195	$18,343
Total nonperforming assets* as a percent of net loans and other real estate	0.22%	0.16%
Allowance as a percent of net loans	1.16%	1.13%
Allowance as a percent of nonperforming loans*	601%	1247%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions and the disproportionate impact of larger assets. Historically, Colonial has experienced favorable levels of nonperforming assets and other credit quality measures as a result of management’s consistent focus on maintaining strong underwriting standards, collection activities, work-out strategies and risk management efforts.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held against these loans. The recorded investment in impaired loans at March 31, 2007 and December 31, 2006 was $22.1 million and $9.9 million, respectively, and these loans had a corresponding valuation allowance of $3.4 million and $2.3 million, respectively.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $168.2 million of loans which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually past due 90 days or more at March 31, 2007. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is charged down to estimated recoverable amounts. As of March 31, 2007, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility to correct problems and provide adequate reserves. Given the level of reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed.

Mortgage Warehouse Assets

Mortgage warehouse assets consist of loans, short-term participations in mortgage loans held for sale and securities purchased under agreements to resell. Mortgage warehouse loans represent lines of credit available to mortgage origination companies used to originate mortgage loans to their customers. Short-term participations in mortgage loans held for sale are another source of funding provided to these companies in which Colonial purchases participations in certain mortgage loans which have commitments to be sold to third-party investor institutions. Securities purchased under agreements to resell represent mortgage backed securities which have been securitized by these companies and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors.

Colonial has a facility in which it sells certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity which then sells interests in these assets to third-party commercial paper conduits (conduits). At March 31, 2007 and December 31, 2006, the total outstanding balance of interests sold to the conduits was $2 billion. Refer to Note 7, Sales and Servicing of Financial Assets, for additional information.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	March 31, 2007	December 31, 2006
	(In thousands)
Securities purchased under agreements to resell	$827,610	$605,937
Loans held for sale	1,062,388	1,422,980
Mortgage warehouse loans	166,552	281,693

Total mortgage warehouse assets on balance sheet	2,056,550	2,310,610
Interests sold	2,000,000	2,000,000

Total mortgage warehouse assets under management	$4,056,550	$4,310,610

Total mortgage warehouse assets under management decreased $254 million, or 6%, from December 31, 2006 to March 31, 2007 due to seasonally lower demand for mortgage loans in the first quarter.

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and non-mortgage loans held for sale. Total loans held for sale for the first quarter of 2007 decreased $360 million from December 31, 2006 primarily due to a decline in short-term participations from the mortgage warehouse division. These balances, as well as the retail mortgage balances, fluctuate as demand for residential mortgages changes and customer demand changes.

Other Earning Assets

Other earning assets is comprised of interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell. Total other earning assets increased $942 million, or 151%, from December 31, 2006 to March 31, 2007. As part of the Company’s asset/liability management strategy, Colonial entered into $500 million in securities purchased under agreements to resell during the first quarter of 2007. Other factors affecting the first quarter 2007 change were increases in mortgage warehouse securities purchased under agreements to resell of $222 million which were attributable to higher customer demand for this product. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information. In addition, federal funds sold increased $222 million in the first quarter of 2007 as a result of the temporary investment of proceeds from the sale of $490 million in residential mortgage loans on March 30, 2007.

Deposits

Total deposits increased $292 million, or 2%, from December 31, 2006 to March 31, 2007. The increase was driven by non-time deposits which increased $316 million, or 4%, over that same time period. Substantially all categories of non-time deposits increased during the first quarter of 2007. Refer to the Liquidity and Funding section of Management’s Discussion and Analysis for further information.

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of repurchase agreements and federal funds purchased. Total short-term borrowings decreased $686 million, or 35%, from December 31, 2006 to March 31, 2007. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt and capital lease obligations. Long-term debt increased $529 million, or 21%, from December 31, 2006 to March 31, 2007. As part of the Company’s asset/liability management strategy to reduce overall funding costs, Colonial paid down federal funds purchased with $600 million of lower rate long-term FHLB advances. The Company also redeemed $70 million of high rate trust preferred securities in the first quarter of 2007, representing $72 million in junior subordinated debt. Refer to Note 11, Long-Term Debt, for additional information. Short-term borrowings decreased an additional $64 million as a result of lower customer demand for repurchase agreements.

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

Interest Rate Risk

Interest rate risk, and its potential effect on earnings, is inherent in the operation of a financial institution. BancGroup is subject to interest rate risk because:

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

•

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than previously anticipated—which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of BancGroup’s pension asset/liability and other sources of earnings.

Asset/liability management activities include lending, accepting and placing deposits, investing in securities, issuing debt and hedging interest rate risk. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from interest cost on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are highly correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at March 31, 2007, with comparable information for December 31, 2006. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Basis Points Change
+200	7.25	7.25	0.6%	1.4%
+100	6.25	6.25	0.5%	0.6%
No rate change	5.25	5.25	—	—
-100	4.25	4.25	(0.2)%	(0.3)%
-200	3.25	3.25	(1.6)%	(1.8)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the table, the Company’s balance sheet became less asset sensitive from December 31, 2006. On the asset side, a decrease in the proportion of variable rate loans from 73% of total loans at December 31, 2006 to 70% of total loans at March 31, 2007, decreased asset sensitivity. During the first quarter of 2007, the

Company sold approximately $490 million in adjustable rate mortgage loans that were still in their initial fixed coupon period. Colonial invested in fixed rate securities purchased under agreements to resell of $500 million. On the liability side, an increase in fixed rate liabilities through the extinguishment of approximately $340 million in receive fixed interest rate swaps enabled the Company to become less sensitive to changes in rates. These were offset slightly due to the shortening of the duration of the certificates of deposit portfolio, coupled with customers’ movement from low cost transaction accounts to higher cost accounts with more sensitive pricing.

Liquidity and Funding

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingent needs. Maintaining and managing adequate liquidity and funding are other prominent focuses of ALCO.

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s period end deposits grew 7% annualized over December 31, 2006. Noninterest bearing checking accounts grew by 13% annualized over December 31, 2006. Average deposits, excluding brokered deposits, increased 5% over the first quarter of 2006 and 2% annualized over the fourth quarter of 2006. With branches in four states where the population is expected to grow twice as fast as the rest of the United States over the next four years, retail deposits have been and are expected to be a major component of BancGroup’s funding growth.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to emphasizing core deposit growth. The Company draws on a variety of funding sources to assist in funding loan growth, purchasing securities and managing deposit fluctuations. Fed Funds lines and repurchase agreements are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding sources. As of March 31, 2007, the lendable collateral value pledged to the FHLB amounted to $3.4 billion, up from $3.2 billion at December 31, 2006. The FHLB will continue to provide an important source of wholesale liquidity. From time to time, BancGroup has issued subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

Over the course of 2007, BancGroup will continue to focus on the growth of retail deposits in order to lower the overall cost of funding. As discussed previously, the Company also sold approximately $1.2 billion in available for sale securities in April, thus increasing liquidity in advance of the Commercial Bankshares, Inc. acquisition which is expected to close in the second quarter of 2007.

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

Operational risk is the risk of losses attributable to human error, systems failures, fraud or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operational risk at levels appropriate to Colonial’s corporate standards in view of the risks inherent in the markets in which Colonial operates. The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation and monitoring of transactions. Each business unit is responsible for complying with corporate policies and procedures. Colonial’s internal auditors monitor the overall effectiveness of the system of internal controls on an ongoing basis.

Colonial does not engage in business processes that are out of its primary areas of expertise but rather outsources non-core processing functions to limit operational risk associated with non-core business.

Operational losses are monitored closely and historically have had no material impact to earnings or capital.

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to retain sufficient earnings while providing a reasonable return to shareholders in the form of dividends and return on equity. BancGroup’s dividend payout ratio target range is 35-45%. Dividend rates are determined by the Board of Directors in consideration of several factors including current and projected capital ratios, liquidity and income levels and other bank dividend yields and payment ratios.

The amount of a cash dividend, if any, rests with the discretion of the Board of Directors as well as upon applicable statutory constraints such as the Delaware law requirement that dividends may be paid only out of capital surplus and net profits for the fiscal year in which the dividend is declared and the preceding fiscal year.

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

	March 31, 2007	December 31, 2006
	(In thousands)
Risk-Based Capital:
Shareholders’ equity	$2,096,328	$2,057,335
Unrealized losses on securities available-for-sale	2,513	35,076
Unrealized losses on cash flow hedging instruments	7,499	9,084
Qualifying trust preferred securities	220,000	290,000
Intangible assets (net of allowed deferred taxes)	(661,847)	(664,164)
Other adjustments	(3,423)	(3,191)

Tier I Capital	1,661,070	1,724,140

Allowable credit reserve	173,852	176,100
Subordinated debt	320,641	331,850
45% of net unrealized gains on equity securities available-for-sale	444	523

Tier II Capital	494,937	508,473

Total Capital	$2,156,007	$2,232,613

Risk-Adjusted Assets	$18,643,262	$18,960,865
Quarterly Average Assets (for regulatory purposes)	$22,412,112	$22,083,202

Tier I Leverage Ratio	7.41%	7.81%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.91%	9.09%
Total Capital Ratio	11.56%	11.77%

Net Interest Income

Net interest income is BancGroup’s primary source of revenue. Net interest income represents the difference between interest and related fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income. The net interest margin is fully taxable equivalent net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully taxable equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Beginning in 2004, short-term rates increased at a faster pace than long-term rates. The short-term rates were driven by rate increases by the Federal Reserve while the long-term rates were driven by market supply and demand for debt instruments. The yield curve flattened during this period and ultimately inverted in 2006. The following tables show the U.S. Treasury yield curves at each quarter end during the past five quarters.

BancGroup’s net interest income, on a tax equivalent basis, decreased $8 million, or 4%, for the first quarter of 2007 as compared to the first quarter of 2006. The decrease was primarily caused by higher funding costs. BancGroup’s primary funding sources include deposits and wholesale borrowings. Funding costs increased 32 basis points more than the yields on average earning assets resulting in net interest margin compression of 40 basis points from 3.86% to 3.46%.

Interest Earning Assets

Average earning assets, as shown above, consist primarily of loans, securities and mortgage warehouse assets. For the first quarter of 2007, approximately 64% of BancGroup’s average earning assets are variable, adjustable or short-term in nature. Average earning assets grew $1.4 billion, or 7%, in the first quarter of 2007 compared to the same period of the prior year, and yielded 7.25%, a 38 basis points increase. The growth in average earning assets was primarily in average loans, excluding mortgage warehouse, average securities and average securities purchased under agreements to resell – other. Average loans, excluding mortgage warehouse, grew $577 million, or 4%, in the first quarter of 2007 over the first quarter of 2006. The yield on average loans, excluding mortgage warehouse, increased 39 basis points from the first quarter of 2006 to the first quarter of 2007. Approximately 70% of BancGroup’s loan portfolio, excluding mortgage warehouse, is variable or adjustable rate and increases in rate when market rates rise. BancGroup’s average securities portfolio increased $364 million, or 13%, in the first quarter of 2007 over the first quarter of 2006. The yield on average securities increased 28 basis points from the first quarter of 2006 to the first quarter of 2007. During the first quarter of 2007, BancGroup invested in securities purchased under agreements to resell separate from mortgage warehouse assets. Average securities purchased under agreements to resell—other were $419 million in the first quarter of 2007.

Mortgage warehouse assets consist of loans, loans held for sale and securities purchased under agreements to resell which are all variable rate or short-term in nature. Average mortgage warehouse assets under management increased $462 million, or 13%, in the first quarter of 2007 compared to the same period of the prior year. BancGroup increased the amount of interests sold to third-party commercial paper conduits in 2006 causing average mortgage warehouse assets on balance sheet to decrease $32 million, or 2%, in the first quarter of 2007 compared to the same period of the prior year. For more information, refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis. The yield on mortgage warehouse assets was 65 basis points higher in the first quarter of 2007 than the first quarter of 2006.

Funding Sources

Average funding sources grew $1.5 billion in the first quarter of 2007 compared to the same period of the prior year. Average funding consists primarily of deposits and wholesale borrowings. Wholesale borrowings were used to fund most of the growth in earning assets. Average wholesale borrowings increased $1.0 billion, or 27%, in the first quarter of 2007 compared to the same period of the prior year, and had an average cost of 5.33%, a 39 basis point increase. Average deposits grew $372 million, or 2%, in the first quarter of 2007 compared to the same period of the prior year, and had an average cost of 3.38%. Average deposits funded 76% of average earning assets in the first quarter of 2007 compared to 79% in the first quarter of 2006.

BancGroup’s growth in average deposits in the first quarter of 2007 compared to the same period of the prior year was primarily in interest bearing deposits. Average interest bearing deposits grew $625 million, or 5%, in the first quarter of 2007 compared to the same period of the prior year, while noninterest bearing deposits decreased $253 million, or 8%. With the increased market rates during 2006, deposit customers migrated from low or no cost transaction accounts to higher cost deposits. As a result of customer preference for higher cost deposits and the continued maturities of time deposits in a higher rate environment, BancGroup’s total cost of deposits increased 78 basis points in the first quarter of 2007 compared to the same period of the prior year. Increased funding cost is the primary reason the net interest margin contracted 40 basis points in the first quarter of 2007 compared to the first quarter of 2006.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin.

Average Volume and Rates

(Unaudited)

	Three Months Ended March 31,
	2007			2006
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Loans, excluding mortgage warehouse loans, net of unearned income(2)	$15,153,371	$289,572	7.74%	$14,576,424	$264,653	7.35%
Mortgage warehouse loans	195,951	3,902	8.08%	417,913	5,811	5.64%
Loans held for sale(2)	1,287,027	21,981	6.93%	1,124,866	18,006	6.49%
Securities(2)	3,265,920	43,005	5.27%	2,901,936	36,205	4.99%
Securities purchased under agreements to resell—Mortgage warehouse	639,052	11,023	7.00%	606,062	9,477	6.34%
Securities purchased under agreements to resell—Other	419,444	6,941	6.68%	—	—	0.00%
Other interest earning assets	97,005	1,171	4.90%	76,871	840	4.43%

Total interest earning assets(1)	21,057,770	$377,595	7.25%	$19,704,072	$334,992	6.87%

Nonearning assets(2)	1,996,179			1,813,076

Total assets	$23,053,949			$21,517,148

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,313,784	$48,481	3.11%	$6,036,232	$35,021	2.35%
Time deposits(2)	6,872,764	84,603	4.99%	6,525,529	64,947	4.04%

Total interest bearing deposits	13,186,548	133,084	4.09%	12,561,761	99,968	3.23%
Repurchase agreements	763,461	8,555	4.54%	874,665	8,117	3.76%
Federal funds purchased and other short-term borrowings	1,164,191	15,277	5.32%	650,394	7,270	4.53%
Long-term debt(2)	2,925,030	40,018	5.53%	2,294,318	31,160	5.49%

Total interest bearing liabilities	18,039,230	$196,934	4.42%	16,381,138	$146,515	3.62%

Noninterest bearing demand deposits	2,780,374			3,033,596
Other liabilities(2)	166,607			140,298

Total liabilities	20,986,211			19,555,032
Shareholders’ equity	2,067,738			1,962,116

Total liabilities and shareholders’ equity	$23,053,949			$21,517,148

RATE DIFFERENTIAL			2.83%			3.25%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$180,661	3.46%		$188,477	3.86%

Taxable equivalent adjustments(1):
Loans		(146)			(83)
Securities		(570)			(234)

Total taxable equivalent adjustments		(716)			(317)

Net interest income		$179,945			$188,160

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$13,186,548	$133,084	4.09%	$12,561,761	$99,968	3.23%
Noninterest bearing demand deposits	2,780,374	—	—	3,033,596	—	—

Total average deposits	$15,966,922	$133,084	3.38%	$15,595,357	$99,968	2.60%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended March 31, 2007 Change from March 31, 2006
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans	$24,919	$10,902	$14,017
Mortgage warehouse loans	(1,909)	(4,423)	2,514
Loans held for sale	3,975	2,755	1,220
Securities	6,800	4,769	2,031
Securities purchased under agreements to resell—Mortgage warehouse	1,546	560	986
Securities purchased under agreements to resell—Other	6,941	6,941	—
Other interest earning assets	331	242	89

Total interest income	42,603	21,746	20,857

INTEREST EXPENSE:
Interest bearing non-time deposits	13,460	2,148	11,312
Time deposits	19,656	4,370	15,286
Repurchase agreements	438	(1,244)	1,682
Federal funds purchased and other short-term borrowings	8,007	6,740	1,267
Long-term debt	8,858	8,632	226

Total interest expense	50,419	20,646	29,773

Net interest income	$(7,816)	$1,100	$(8,916)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Loan Loss Provision

The provision for loan losses for the three months ended March 31, 2007 was $2.3 million compared to $12.3 million for the same period in 2006. Net charge-offs were $2.2 million, or 0.06% annualized as a percent of average net loans, for the three months ended March 31, 2007 compared to $9.8 million, or 0.26% annualized as a percent of average net loans, for the same period in 2006. BancGroup’s allowance for loan losses was 1.16% of period end net loans at March 31, 2007 compared to 1.13% at December 31, 2006 and 1.14% at March 31, 2006.

Noninterest Income

Core noninterest income increased $5 million, or 12%, for the three months ended March 31, 2007 over the same period in 2006.

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
	(In thousands)
Service charges on deposit accounts	$17,679	$14,213	$3,466	24.4%
Electronic banking	4,401	4,107	294	7.2
Other retail banking fees	3,612	3,521	91	2.6

Retail banking fees	25,692	21,841	3,851	17.6%
Financial planning services	3,822	3,129	693	22.1
Mortgage banking origination and sales	3,187	2,897	290	10.0
Mortgage warehouse fees	6,955	6,262	693	11.1
Bank-owned life insurance	4,955	3,939	1,016	25.8
Other income	1,783	3,433	(1,650)	(48.1)

Core noninterest income	46,394	41,501	4,893	11.8%
Securities and derivatives gains, net	981	4,228	(3,247)	(76.8)
Securities restructuring losses	(36,006)	—	(36,006)	NM
Gain on sale of mortgage loans	3,850	—	3,850	NM
Gain on sale of Goldleaf	—	2,829	(2,829)	NM

Total noninterest income	$15,219	$48,558	$(33,339)	(68.7)%

The increase in retail banking fees was primarily in service charges on deposit accounts. Service charges on deposit accounts is comprised of service charges on consumer and commercial deposit accounts and nonsufficient funds fees. Nonsufficient funds fees is the largest component of the increase and represented 71% of total service charges on deposit accounts in the first quarter of 2007, compared to 68% in the same period of the prior year. The increase in nonsufficient funds fees is primarily due to an increase in the number of customer accounts in conjunction with customers maintaining lower balances in those accounts.

Electronic banking includes Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased primarily because of an increase in the number of Colonial customer accounts as well as Colonial’s focused efforts to increase check card usage and ATM network fees. Other retail banking fees increased primarily due to an increase in official check commissions.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. The increase in financial planning services was primarily due to an increase in the volume of securities, fixed annuities and insurance products sold, partially offset by a decline in trust revenues.

Mortgage banking income is generated from loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. The increase in mortgage banking income was due to an increase in sales volume of $12 million, or 7%, in the first quarter of 2007 compared to the same period of the prior year.

The Company sells certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity which then sells interests in those assets to third-party commercial paper conduits (conduits). The conduits pay the Company servicing and other fees based on a percentage of the outstanding balance of the assets sold. The average balances of these assets sold increased from $1.5 billion in the first quarter of 2006 to $2 billion in the first quarter of 2007. Mortgage warehouse fees associated with these assets did not increase in proportion to the interests sold due to decreased spreads. Mortgage warehouse fees include additional fees to provide mortgage document custodial services to mortgage warehouse customers. The first quarter 2007 increase in mortgage warehouse fees was primarily due to an increase in custodial fees.

Income from bank-owned life insurance (BOLI) for the three months ended March 31, 2007 increased from the same period in 2006 primarily as a result of the purchase of an additional $100 million of BOLI in December of 2006.

The decrease in other income is primarily related to the sale of the Company’s investment in Goldleaf during January 2006.

In the first quarter of 2007, the Company recognized gains of $981,000 on the sale of $163 million in securities, and recorded an impairment loss of $36 million due to the subsequent sale of $1.2 billion in available for sale securities in April. The Company had first quarter 2006 gains from the sale of securities of $1.7 million, and a gain of $2.5 million related to trading derivatives with total notional value of approximately $155 million.

The Company sold approximately $490 million in adjustable rate residential real estate loans on March 30, 2007 and recognized a $3.9 million gain.

The Company sold its investment in Goldleaf during January 2006. The Company recognized a gain of $2.8 million on the sale.

Noninterest Expense

Core noninterest expense increased $4 million, or 4%, in the first quarter of 2007 as compared to the same period in 2006. Annualized core noninterest expense to average assets was 2.26% and 2.34% for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
	(In thousands)
Salaries and employee benefits	$69,554	$68,793	$761	1.1%
Occupancy expense of bank premises, net	18,505	15,534	2,971	19.1
Furniture and equipment expenses	13,122	11,392	1,730	15.2
Professional services	4,767	4,435	332	7.5
Amortization of intangible assets	3,051	3,057	(6)	(0.2)
Advertising	2,215	2,887	(672)	(23.3)
Communications	2,991	2,587	404	15.6
Other expenses	16,086	17,176	(1,090)	(6.3)

Core noninterest expense	130,291	125,861	4,430	3.5%
Severance expense	3,025	—	3,025	NM
Merger related expenses	429	—	429	NM
Net losses related to the early extinguishment of debt	4,396	—	4,396	NM

Total noninterest expense	$138,141	$125,861	$12,280	9.8%

The increase in salaries and employee benefits primarily relates to normal salary increases and higher health benefit costs. The number of average full-time equivalent employees was slightly less in the first quarter of 2007 than the same period of the prior year, but both periods had approximately 4,600.

The increase in occupancy and furniture and equipment expense was primarily the result of increased rent expense, repairs and maintenance and increased information technology costs.

Professional services increased primarily due to an increase in consulting services related to information technology initiatives, partially offset by a decrease in legal fees.

Advertising expenses decreased due to a reduction in print media and radio advertising.

The decrease in other expenses is the result of the Company’s continued efforts to control costs.

The Company incurred severance expense of $3 million related to the reduction of approximately 170 positions during the first quarter of 2007.

Merger related expenses are connected to the pending acquisition of Commercial Bankshares, Inc.

In February 2007, the Company redeemed $70 million of trust preferred securities issued by Colonial Capital II, a special purpose trust which was formed for the issuance of trust preferred securities to outside investors and incurred a net loss related to the early extinguishment of $4.4 million for the call premium on the securities and the write-off of unamortized debt issuance cost.

Provision for Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.4% and 34% estimated annual effective tax rates for the three months ended March 31, 2007 and 2006, respectively. The provisions for income taxes for the three months ended March 31, 2007 and 2006 was $18.3 million and $33.5 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Consolidated Financial Statements—Note 8—Commitments and Contingent Liabilities

Item 1A.	Risk Factors—No material changes from those previously reported in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2006

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2006 total	2,046,400	$24.89	2,046,400	$99,003,564

January 1 – 31, 2007	213,400	$24.64	213,400	$93,737,946
February 1 – 28, 2007	89,200	$24.90	89,200	$91,514,141
March 1 – 31, 2007	—	$—	—	$91,514,141

1st Quarter 2007 total	302,600	$24.72	302,600	$91,514,141

Cumulative total	2,349,000	$24.87	2,349,000	$91,514,141

(1)	Information is as of the end of the period.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 9th day of May, 2007.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer