Form 10-Q
period 2007-06-30
COLONIAL BANCGROUP INC
filed 2007-08-08
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $2.50 Par Value	153,345,094

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Consolidated Statements of Condition—June 30, 2007 and December 31, 2006	4
	Consolidated Statements of Income—Three months ended June 30, 2007 and June 30, 2006, and six months ended June 30, 2007 and June 30, 2006	5
	Consolidated Statements of Comprehensive Income—Three months ended June 30, 2007 and June 30, 2006, and six months ended June 30, 2007 and June 30, 2006	6
	Consolidated Statement of Changes in Shareholders’ Equity—Six months ended June 30, 2007	7
	Consolidated Statements of Cash Flows—Six months ended June 30, 2007 and June 30, 2006	8
	Notes to the Unaudited Consolidated Financial Statements—June 30, 2007	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 5.	Other Information	50
Item 6.	Exhibits	50
SIGNATURE		51

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference include “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions, as they relate to BancGroup (including its subsidiaries or its management), are intended to identify forward-looking statements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2007 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	acts of terrorism or war; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$373,978	$425,148
Interest bearing deposits in banks	1,388	2,200
Federal funds sold	10,328	15,334
Securities purchased under agreements to resell—Mortgage warehouse	695,827	605,937
Securities purchased under agreements to resell—Other	500,000	—
Securities available for sale	2,718,772	3,083,614
Held to maturity securities (market value: 2007, $1,528; 2006, $2,007)	1,433	1,874
Loans held for sale—Mortgage warehouse	1,999,843	1,422,980
Loans held for sale—Other	40,509	51,020
Total loans, net of unearned income:
Mortgage warehouse loans	189,354	281,693
Loans, excluding mortgage warehouse loans	15,267,693	15,197,196
Less:
Allowance for loan losses	(178,274)	(174,850)

Loans, net	15,278,773	15,304,039
Premises and equipment, net	464,911	407,696
Goodwill	856,378	627,207
Other intangibles, net	59,001	47,126
Other real estate owned	6,834	1,869
Bank-owned life insurance	467,240	457,812
Accrued interest and other assets	347,747	330,393

Total	$23,822,962	$22,784,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,166,851	$2,869,845
Interest bearing transaction accounts	6,505,883	6,222,818

Total transaction accounts	9,672,734	9,092,663
Time deposits	7,052,084	6,596,827
Brokered time deposits	359,245	401,564

Total deposits	17,084,063	16,091,054
Repurchase agreements	613,289	832,672
Federal funds purchased and other short-term borrowings	535,320	1,133,000
Subordinated debt	385,513	383,839
Junior subordinated debt	123,759	299,078
Other long-term debt	2,410,115	1,839,356
Accrued expenses and other liabilities	167,937	147,915

Total liabilities	21,319,996	20,726,914

Minority interest/REIT preferred securities	293,278	—

Contingencies and commitments (Note 9)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both June 30, 2007 and December 31, 2006	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both June 30, 2007 and December 31, 2006	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 163,102,683 and 156,258,708 shares issued and 157,378,056 and 152,852,381 outstanding at June 30, 2007 and December 31, 2006, respectively	407,757	390,647
Additional paid in capital	910,400	763,845
Retained earnings	1,074,203	1,029,510
Treasury stock, at cost (5,724,627 shares at June 30, 2007 and 3,406,327 at December 31, 2006)	(139,641)	(82,506)
Accumulated other comprehensive loss, net of taxes	(43,031)	(44,161)

Total shareholders’ equity	2,209,688	2,057,335

Total	$23,822,962	$22,784,249

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$325,180	$311,814	$640,488	$600,202
Interest and dividends on securities	35,264	36,912	77,699	72,883
Interest on federal funds sold and other short-term investments	23,430	10,723	42,566	21,040

Total interest income	383,874	359,449	760,753	694,125

Interest Expense:
Interest on deposits	139,069	110,878	272,153	210,846
Interest on short-term borrowings	13,730	23,392	37,562	38,780
Interest on long-term debt	40,858	33,092	80,876	64,252

Total interest expense	193,657	167,362	390,591	313,878

Net Interest Income	190,217	192,087	370,162	380,247
Provision for loan losses	6,105	4,950	8,355	17,292

Net Interest Income After Provision for Loan Losses	184,112	187,137	361,807	362,955

Noninterest Income:
Service charges on deposit accounts	18,694	15,332	36,373	29,545
Electronic banking	4,648	4,279	9,049	8,386
Other retail banking fees	3,255	3,754	6,867	7,275

Retail banking fees	26,597	23,365	52,289	45,206

Financial planning services	4,283	3,665	8,105	6,794
Mortgage banking origination and sales	3,660	3,783	6,847	6,680
Mortgage warehouse fees	6,332	6,021	13,287	12,283
Bank-owned life insurance	5,002	3,976	9,957	7,915
Securities and derivatives gains, net	1,116	—	2,097	4,228
Securities restructuring charges	—	—	(36,006)	—
Gain on sale of mortgage loans	—	—	3,850	—
Gain on sale of merchant services	4,900	—	4,900	—
Gain on sale of Goldleaf	—	—	—	2,829
Other income	6,891	4,063	8,674	7,496

Total noninterest income	58,781	44,873	74,000	93,431

Noninterest Expense:
Salaries and employee benefits	70,256	70,915	139,810	139,708
Occupancy expense of bank premises, net	18,722	16,406	37,227	31,940
Furniture and equipment expenses	13,350	11,907	26,472	23,299
Professional services	4,628	4,917	8,728	9,352
Electronic banking and other retail banking expenses	5,507	3,103	9,719	6,041
Advertising	3,683	3,103	5,898	5,990
Amortization of intangible assets	3,201	3,051	6,252	6,108
Communications	2,900	2,501	5,891	5,088
Postage and courier	2,692	2,678	5,331	5,271
Travel	1,950	2,144	3,689	3,945
Severance expense	520	—	3,545	—
Merger related expenses	1,116	—	1,545	—
Net losses related to the early extinguishment of debt	2,512	—	6,908	—
Other expense	10,447	10,501	18,610	20,345

Total noninterest expense	141,484	131,226	279,625	257,087
Minority interest expense/REIT preferred dividends	2,312	—	2,312	—

Income before income taxes	99,097	100,784	153,870	199,299
Applicable income taxes	32,978	34,266	51,272	67,761

Net Income	$66,119	$66,518	$102,598	$131,538

Earnings per share:
Basic	$0.43	$0.43	$0.67	$0.85
Diluted	$0.43	$0.43	$0.66	$0.85
Average number of shares outstanding:
Basic	154,217	154,126	153,268	154,047
Diluted	155,176	155,396	154,336	155,304
Dividends declared per share	$0.1875	$0.17	$0.375	$0.34

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$66,119	$66,518	$102,598	$131,538
Other comprehensive income, net of taxes:
Unrealized losses on securities available for sale arising during the period, net of income taxes of $18,242 and $12,966 in 2007 and $15,192 and $29,066 in 2006, respectively	(33,877)	(28,213)	(24,080)	(53,980)
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $391 and $(11,868) in 2007 and $0 and $606 in 2006, respectively	(725)	—	22,041	(1,125)
Unrealized losses, net of reclassification adjustments, on cash flow hedging instruments, net of income taxes of $(853) and $(1,707) in 2007 and $93 and $2,120 in 2006, respectively	1,585	(172)	3,169	(3,938)
Additional minimum pension liability adjustment, net of income taxes of $0 and $(1,340) in 2006, respectively	—	—	—	2,660

Comprehensive income	$33,102	$38,133	$103,728	$75,155

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
			(In thousands, except shares and per share amounts)
Balance, December 31, 2006	152,852,381	$390,647	$763,845	$(82,506)	$1,029,510	$(44,161)	$2,057,335
Adoption of EITF 06-5					(540)		(540)
Shares issued under:
Directors plan	21,956	55	496				551
Stock option plans	388,771	972	4,127				5,099
Restricted stock plan, net	89,941	225	(225)				—
Employee stock purchase plan	15,328	38	346				384
Excess tax benefit from stock based compensation			795				795
Stock based compensation expense			1,969				1,969
Purchase of common stock	(2,318,300)			(57,135)			(57,135)
Issuance of shares for business combination	6,327,979	15,820	139,047				154,867
Net income					102,598		102,598
Cash dividends ($0.375 per share)					(57,365)		(57,365)
Change in unrealized losses on securities available for sale, net of taxes and reclassification adjustments						(2,039)	(2,039)
Reclassification of cash flow hedging losses, net of taxes						3,169	3,169

Balance, June 30, 2007	157,378,056	$407,757	$910,400	$(139,641)	$1,074,203	$(43,031)	$2,209,688

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$102,598	$131,538
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	19,359	10,447
Provision for loan losses	8,355	17,292
Deferred taxes	650	(741)
Securities and derivatives gains, net	(2,097)	(4,228)
Securities restructuring losses	36,006	—
Gain on sale of mortgage loans	(3,850)	—
Gain on sale of other assets	(858)	(1,282)
Gain on sale of Goldleaf	—	(2,829)
Net increase in loans held for sale	(566,352)	(775,133)
Increase in interest and other receivables	(21,175)	(11,427)
Increase in prepaids	(5,828)	(80)
Decrease (increase) in other assets	13,260	(7,750)
Increase (decrease) in accrued expenses & accounts payable	26,009	(21,156)
(Decrease) increase in accrued income taxes	(13,458)	5,459
Increase in interest payable	2,360	10,210
Excess tax benefit from stock based compensation	(762)	(618)
Other, net	(3,904)	(5,335)

Total adjustments	(512,285)	(787,171)

Net cash from operating activities	(409,687)	(655,633)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	69,505	114,093
Proceeds from sales of securities available for sale	1,642,704	473,513
Purchases of securities available for sale	(1,041,123)	(693,287)
Proceeds from maturities of held to maturity securities	454	411
Increase in securities purchased under agreements to resell	(580,586)	(19,360)
Net decrease (increase) in loans excluding proceeds from sale of mortgage loans	112,940	(647,394)
Proceeds from sale of mortgage loans	493,101	—
Net cash paid in bank acquisition	(77,309)	—
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	—	10,558
Capital expenditures	(60,917)	(35,530)
Proceeds received from bank owned life insurance	319	5,276
Proceeds from sale of other assets	10,023	14,343
Net investment in affiliates	3,551	(17,627)

Net cash from investing activities	572,662	(795,004)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	168,191	1,044,119
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(967,700)	542,424
Proceeds from issuance of long-term debt	600,000	200,000
Repayment of long-term debt	(205,477)	(223,476)
Purchase of common stock	(57,135)	—
Proceeds from issuance of common stock	5,483	3,512
Proceeds from issuance of REIT preferred securities	293,278	—
Excess tax benefit from stock-based compensation	762	618
Dividends paid	(57,365)	(52,510)

Net cash from financing activities	(219,963)	1,514,687

Net (decrease) increase in cash and cash equivalents	(56,988)	64,050
Cash and cash equivalents at the beginning of the year	442,682	498,591

Cash and cash equivalents at June 30	$385,694	$562,641

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

In the opinion of BancGroup, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of June 30, 2007 and December 31, 2006 and the results of operations and cash flows for the interim periods ended June 30, 2007 and 2006. All 2007 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

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

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. FIN 48 applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in BancGroup’s financial statements if it is more likely than not that the benefits would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as increased income tax expense. Interest and penalties accrued for uncertain tax positions will be classified as income tax expense, which is consistent with the recognition of these items in prior reporting periods. The implementation of FIN 48 did not result in a change to the Company’s liability for unrecognized tax benefits. See Note 15 for related disclosures.

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

In September 2006, the EITF reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-4 is not expected to have a material effect on the Company’s financial statements.

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

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-10 is not expected to have a material impact on the Company’s financial statements.

Note 3: Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash paid during the year for:
Interest	$381,814	$294,465
Income taxes	48,000	73,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$11,090	$6,910
Assets (non-cash) acquired in business combination	1,212,478	—
Liabilities assumed in business combination	980,302	—
Assets (non-cash) sold in Goldleaf divestiture	—	12,236
Liabilities transferred in Goldleaf divestiture	—	4,507
Assets acquired under capital leases	2,136	2,440
Capital leases terminated	2,191	—

Note 4: Business Combination

BancGroup completed the acquisition of Commercial Bankshares, Inc. (Commercial) and its subsidiary, Commercial Bank of Florida, on June 1, 2007. Commercial’s results of operations were included in BancGroup’s consolidated financial results beginning June 2, 2007. Commercial operated 14 full-service branches in Miami-Dade and Broward counties in South Florida. This acquisition was part of the Company’s ongoing effort to expand its presence in high growth markets.

Total consideration for the transaction was $319.4 million, consisting of 6,327,979 shares of BancGroup common stock valued at $154.9 million and $164.5 million in cash. The total acquisition cost was $321.1 million and consisted of the aforementioned consideration, other direct acquisition costs and incurrence of certain liabilities. The value of the common stock issued was determined based on the average market price of

BancGroup’s shares over the five-day period beginning two days before and ending two days after the transaction measurement date of January 23, 2007.

Purchase accounting has not yet been finalized for this acquisition, but as of June 30, 2007 approximately $229.2 million of goodwill and $18.1 million of core deposit intangibles have been recorded, neither of which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over their estimated useful life.

There was only one loan acquired from Commercial which was within the scope of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loan was paid off before June 30, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$16,985
Interest bearing deposits in banks	19,088
Federal funds sold	51,173
Securities purchased under agreements to resell	9,304
Securities available for sale	339,731
Loans, net of allowance for loan losses	579,745
Premises and equipment	22,569
Core deposit intangibles	18,127
Goodwill	229,171
Accrued interest and other assets	13,831

Total Assets	1,299,724
Liabilities:
Deposits	824,398
Short term borrowings	150,637
Accrued expenses and other liabilities	3,561

Total Liabilities	978,596

Net Assets	$321,128

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2007 and 2006, as if the Commercial acquisition had occurred effective January 1, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at January 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$195,504	$200,842	$383,570	$397,614
Net Income	68,756	69,638	108,560	137,712
Basic EPS	0.43	0.43	0.69	0.86
Diluted EPS	0.43	0.43	0.68	0.85

Note 5: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at June 30, 2007	Carrying Value at December 31, 2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities (GSE’s)	$—	$166,481
Mortgage-backed and other pass-through securities of GSE’s	205,985	352,075
Collateralized mortgage obligations of GSE’s	862,785	660,780
Private collateralized mortgage obligations	1,132,145	1,670,973
Obligations of state and political subdivisions	323,833	78,603
Other	194,024	154,702

Total securities available for sale	2,718,772	3,083,614

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. GSE’s	500	500
Mortgage-backed securities of GSE’s	620	736
Collateralized mortgage obligations of GSE’s	10	11
Obligations of state and political subdivisions	303	627

Total held to maturity securities	1,433	1,874

Total securities	$2,720,205	$3,085,488

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company made the decision to restructure its securities portfolio and declared its intent to sell $1.2 billion of available for sale securities recording an impairment loss of $36 million. The securities were subsequently sold in April 2007. Prior to the restructuring in the first quarter, the Company sold $163 million of debt securities and purchased $473 million in new securities. In the second quarter of 2007, the Company sold 15,750 shares of equity securities. Also in the second quarter of 2007, the Company sold $292 million of debt securities acquired through the Commercial acquisition and purchased $536 million of new securities.

All the above summaries exclude transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

The following table reflects gross unrealized losses and market values of available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$124,770	$(1,712)	$53,572	$(2,465)	$178,342	$(4,177)
Collateralized mortgage obligations of GSE’s	317,420	(5,322)	427,443	(17,807)	744,863	(23,129)
Private collateralized mortgage obligations	858,381	(17,978)	168,782	(7,428)	1,027,163	(25,406)
Obligations of state and political subdivisions	235,266	(5,656)	4,535	(36)	239,801	(5,692)

Total temporarily impaired securities	$1,535,837	$(30,668)	$654,332	$(27,736)	$2,190,169	$(58,404)

The securities above consist of collateralized mortgage obligations (CMO’s) and mortgaged-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, and obligations of state and political subdivisions. As of June 30, 2007, there were 276 securities with an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates. Additionally, BancGroup has the ability to retain these securities until recovery of unrealized loss or maturity when full repayment would be received. There are no known current funding needs which would require the liquidation of securities.

Note 6: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial, financial, agricultural	$1,221,273	$1,158,755
Commercial real estate	4,631,075	4,291,979
Real estate construction	6,479,552	6,340,324
Residential real estate	2,525,551	2,987,212
Consumer and other	430,559	438,375

Total loans, excluding mortgage warehouse loans	15,288,010	15,216,645
Mortgage warehouse loans	189,354	281,693

Total loans	15,477,364	15,498,338
Less: unearned income	(20,317)	(19,449)

Total loans, net of unearned income	$15,457,047	$15,478,889

Note 7: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Six Months Ended June 30, 2007
(In thousands)
Balance, January 1	$174,850
Reduction due to sale of mortgage loans originally held for investment	(2,303)
Allowance added from bank acquisition	7,147
Provision charged to income	8,355
Loans charged off	(12,776)
Recoveries	3,001

Balance, June 30	$178,274

Note 8: Sales and Servicing of Financial Assets

In 2005, the Company structured a facility in which it sells certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sells interests in those assets to third-party commercial paper conduits (conduits). The conduits are sponsored by a money center financial institution and have agreed to purchase up to $2.0 billion of assets from Colonial. The agreement is effective through March 2008. Based on the structure of these transactions with the conduits, the Company’s only retained interest is the assets retained in the SPE as a first risk of loss position. The Company retains servicing responsibilities for the assets sold and receives a servicing fee as compensation. However, due to the short-term nature of these assets and the Company’s conclusion that the fee represents adequate compensation as a servicer, no servicing asset or liability is recorded. No gain or loss is recorded at the time of sale. The Company receives income based on a percentage of the outstanding balance of assets sold.

In April 2007, the balance outstanding to the conduits was reduced from $2.0 billion to $1.5 billion. The SPE had $1.5 billion outstanding to the conduits at June 30, 2007. There were no incremental sales to the conduits during 2007. During the second quarter of 2007, the Company recognized approximately $4.9 million of noninterest income related to these transactions, of which approximately $3.0 million was servicing income, and received $5.5 million in cash. For the six months ended June 30, 2007, the Company recognized approximately $10.6 million of noninterest income related to these transactions, of which approximately $7.9 million was servicing income, and received $11.2 million in cash. The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of June 30, 2007		Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)	Average Balance	Net Credit Losses(1)
	(In thousands)
Mortgage warehouse loans:
Assets managed	$486,066	$—	$434,742	$—	$443,588	$—
less: interests sold, with servicing retained	296,712	—	267,875	—	262,260	—

Assets held in portfolio	$189,354	$—	$166,867	$—	$181,328	$—

Loans held for sale—Mortgage warehouse:
Assets managed	$3,203,131	$—	$3,170,620	$—	$3,079,362	$—
less: interests sold	1,203,288	—	1,336,521	—	1,535,992	—

Assets held in portfolio	$1,999,843	$—	$1,834,099	$—	$1,543,370	$—

(1)	Represents net charge-offs.

Note 9: Commitments and Contingent Liabilities

Standby letters of credit are contingent commitments issued by Colonial Bank, N.A. (Colonial Bank) generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which Colonial receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of June 30, 2007 and December 31, 2006 was $771,000 and $552,000, respectively. At June 30, 2007, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit at June 30, 2007 was $320 million.

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at June 30, 2007 will have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 10: Variable Interest Entities

During the second quarter of 2007, the Company dissolved a special purpose trust formed for the purpose of issuing $100 million of trust preferred securities to outside investors. Refer to Note 12, Long-Term Borrowings, for information about the redemption of the trust preferred securities. Also during the second quarter, the Company sold its variable interest in an unconsolidated joint venture formed for the purpose of developing residential real estate. The Company recognized a gain on the sale of this interest.

The Company invested in two new variable interest entities formed to provide affordable housing. The entities had total assets of approximately $124 million as of June 30, 2007, and the Company’s maximum exposure to loss is approximately $4.6 million. The Company is not required to consolidate these entities.

During the first quarter of 2007, the Company dissolved a special purpose trust formed for the purpose of issuing $70 million of trust preferred securities to outside investors. Refer to Note 12, Long-Term Borrowings, for information about the redemption of the trust preferred securities.

There has been no material change in the Company’s other variable interests. Refer to BancGroup’s 2006 Annual Report on Form 10-K for additional information concerning variable interest entities.

Note 11: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2007, BancGroup terminated interest rate swaps with an aggregate notional amount of $337.3 million and an aggregate net loss of approximately $1.0 million hedging subordinated debt. The net loss was deferred and included in the basis of the hedged debt and is being amortized into earnings over the remaining life of the debt. There were no interest rate swaps used as fair value hedges as of June 30, 2007.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (through June 2008). The estimated amount of losses to be reclassified into earnings within the next 12 months is $6.3 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three or six months ended June 30, 2007 or June 30, 2006.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $39.5 million at June 30, 2007. The fair value of the origination commitments was a loss of approximately $243,000 at June 30, 2007, which was offset by a gain of approximately $243,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on loans held for sale. The notional value of the forward sales commitments at June 30, 2007 was $2.05 billion, of which $2.01 billion was designated as fair value hedges. The fair value of the sales commitments not designated as hedges was a loss of approximately $117,000 at June 30, 2007. The fair value of the forward sales commitments designated as hedges was a gain of $12.6 million at June 30, 2007, which was offset by a loss of $12.6 million on the hedged loans held for sale.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. However, there were no option contracts outstanding at June 30, 2007.

Note 12: Long-Term Borrowings

Long-term debt is summarized as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	377,788	376,114
Junior subordinated debt	123,759	299,078
FHLB borrowings	2,406,254	1,835,229
Capital lease obligations	3,861	4,128

Total	$2,919,387	$2,522,274

During the second quarter of 2007, $30 million of FHLB borrowings matured with interest rates ranging from 3.76% to 3.85%. In June, the Company redeemed $100 million of trust preferred securities, representing $103 million in junior subordinated debt, which carried an interest rate of 8.32%, and incurred a $2.5 million loss to extinguish the debt.

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

Note 13: Pension Plan

BancGroup and subsidiaries sponsor a pension plan that was closed to new employees on December 31, 2005, and for which the compensation amount and years of service for the future benefits calculation for participants were also set on December 31, 2005. Based on current actuarial projections, BancGroup will not be required to make a contribution to the pension plan in 2007.

The following table reflects the components of net periodic benefit income for the pension plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$727	$1,245	$1,454	$2,362
Expected return on plan assets	(1,104)	(1,770)	(2,209)	(3,387)

Net periodic benefit cost	$(377)	$(525)	$(755)	$(1,025)

Note 14: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) for the three months ended June 30, 2007 and 2006 was $594,000 and $1.1 million, respectively. The related income tax benefit was $79,000 and $218,000, respectively. Total compensation cost for stock-based compensation awards for the six months ended June 30, 2007 and 2006 was $2.0 million and $1.8 million, respectively. The related income tax benefit was $446,000 and $363,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,595,884	$17.08

Granted	778,230	25.76
Exercised	(388,771)	13.11
Cancelled	(173,941)	22.55

Outstanding at June 30, 2007	3,811,402	$19.00

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2007
Expected option term	5.33 years
Weighted average expected volatility	21.14%
Weighted average risk-free interest rate	4.69%
Weighted average expected annual dividend yield	2.70%

The following table summarizes BancGroup’s restricted stock activity since December 31, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	466,839	$21.70

Granted	171,454	25.71
Vested	(7,960)	15.91
Cancelled	(81,513)	21.43

Nonvested at June 30, 2007	548,820	$23.07

Note 15: Income Taxes

BancGroup adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a change to Colonial’s liability for unrecognized tax benefits. The amount of unrecognized tax benefits at January 1, 2007 was $15.5 million, $10.4 million of which would favorably impact the Company’s effective income tax rate if recognized.

BancGroup records accrued interest and penalties related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded liabilities totaling approximately $2.7 million, net of tax, for the payment of interest and penalties.

BancGroup has substantially concluded all U.S federal income tax matters for years through 2002. Substantially all state income tax matters have been concluded for years through 1996. Colonial and its subsidiaries have various state income tax returns for years 1997 through 2005 in the process of examination, administrative appeals or litigation.

While the Company expects to settle various state tax audits within the next 12 months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

Note 16: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended June 30,			Six Months Ended June 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2007
Basic EPS	$66,119	154,217	$0.43	$102,598	153,268	$0.67
Income from continuing operations
Effect of dilutive instruments:
Options and nonvested restricted stock		959			1,068

Diluted EPS	$66,119	155,176	$0.43	$102,598	154,336	$0.66

2006
Basic EPS	$66,518	154,126	$0.43	$131,538	154,047	$0.85
Income from continuing operations
Effect of dilutive instruments:
Options and nonvested restricted stock		1,270			1,257

Diluted EPS	$66,518	155,396	$0.43	$131,538	155,304	$0.85

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1,633,500 and 1,642,500 for the three and six months ended June 30, 2007, respectively, and 916,000 and 922,000 for the three months and six months ended June 30, 2006, respectively.

Note 17: Segment Information

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

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earnings credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each banking segment is based on their actual net charge-off experience. The provision for loan losses included in the mortgage warehouse segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change.

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Three Months Ended June 30, 2007
Net interest income before intersegment income / expense	$80,791	$49,704	$17,024	$21,086	$14,273	$26,312	$(18,973)	$190,217
Intersegment interest income / expense	876	(28,545)	17,791	(8,034)	(2,204)	(10,940)	31,056	—

Net interest income	81,667	21,159	34,815	13,052	12,069	15,372	12,083	190,217
Provision for loan losses	2,026	45	4,673	742	17	136	(1,534)	6,105
Noninterest income	18,129	6,919	12,902	4,819	1,938	1,725	12,349	58,781
Noninterest expense	51,600	2,140	20,932	5,697	6,303	7,629	47,183	141,484
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	2,312	2,312

Income/(loss) before income taxes	$46,170	$25,893	$22,112	$11,432	$7,687	$9,332	$(23,529)	$99,097

Income taxes								32,978

Net Income								$66,119

Total Assets	$11,735,373	$3,007,608	$4,135,506	$1,410,015	$978,519	$1,557,473	$998,468	$23,822,962
Total Deposits	$9,563,386	$749,983	$4,095,146	$781,475	$709,751	$702,839	$481,483	$17,084,063

Three Months Ended June 30, 2006
Net interest income before intersegment income / expense	$92,631	$38,004	$31,340	$20,996	$13,762	$21,347	$(25,993)	$192,087
Intersegment interest income / expense	971	(21,418)	8,210	(7,059)	(971)	(7,363)	27,630	—

Net interest income	93,602	16,586	39,550	13,937	12,791	13,984	1,637	192,087
Provision for loan losses	1,274	(48)	256	(344)	6	298	3,508	4,950
Noninterest income	16,254	6,554	11,290	3,590	1,816	1,262	4,107	44,873
Noninterest expense	51,375	2,342	21,152	5,962	5,758	6,739	37,898	131,226

Income/(loss) before income taxes	$57,207	$20,846	$29,432	$11,909	$8,843	$8,209	$(35,662)	100,784

Income taxes								34,266

Net Income								$66,518

Total Assets	$10,367,617	$2,943,032	$3,865,810	$1,403,047	$932,068	$1,312,479	$2,186,780	$23,010,833
Total Deposits	$8,873,827	$1,023,860	$3,773,729	$832,561	$778,650	$643,091	$603,441	$16,529,159

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Six Months Ended June 30, 2007
Net interest income before intersegment income / expense	$166,066	$86,680	$37,736	$41,233	$27,597	$48,971	$(38,121)	$370,162
Intersegment interest income / expense	467	(49,053)	32,628	(15,622)	(4,098)	(20,556)	56,234	—

Net interest income	166,533	37,627	70,364	25,611	23,499	28,415	18,113	370,162
Provision for loan losses	2,471	(291)	5,204	1,802	44	301	(1,176)	8,355
Noninterest income	36,127	14,403	25,660	7,115	3,832	3,374	(16,511)	74,000
Noninterest expense	102,931	4,242	41,552	11,694	12,345	14,951	91,910	279,625
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	2,312	2,312

Income/(loss) before income taxes	$97,258	$48,079	$49,268	$19,230	$14,942	$16,537	$(91,444)	$153,870

Income taxes								51,272

Net Income								$102,598

Six Months Ended June 30, 2006
Net interest income before intersegment income / expense	$183,418	$71,376	$62,366	$39,746	$25,880	$40,875	$(43,414)	$380,247
Intersegment interest income / expense	580	(39,532)	14,569	(12,839)	(1,526)	(14,125)	52,873	—

Net interest income	183,998	31,844	76,935	26,907	24,354	26,750	9,459	380,247
Provision for loan losses	4,708	(770)	6,357	(217)	61	379	6,774	17,292
Noninterest income	29,882	13,218	21,119	5,319	3,225	2,252	18,416	93,431
Noninterest expense	100,084	4,390	41,322	12,233	11,280	13,478	74,300	257,087

Income/(loss) before income taxes	$109,088	$41,442	$50,375	$20,210	$16,238	$15,145	$(53,199)	$199,299

Income taxes								67,761

Net Income								$131,538

Note 18: Minority Interest/REIT Preferred Securities

In May 2007, CBG Florida REIT Corp. (Florida REIT), a Florida corporation, issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock. The Florida REIT is an indirect subsidiary of BancGroup and its principal subsidiary, Colonial Bank, N.A. (Bank). The Florida REIT is qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Florida REIT’s assets consist primarily of participation interests in mortgage loans secured by commercial property in the State of Florida originated by the Bank.

Dividends on the preferred stock are payable as declared by the Florida REIT’s board of directors on a non-cumulative basis at an annual rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% thereafter. Dividends will be payable semi-annually through May 15, 2012, and quarterly thereafter. The dividends are reflected, before tax, as minority interest expense in the Company’s consolidated statements of income.

The Florida REIT may, at its option and subject to certain restrictions, redeem the preferred stock in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter.

Note 19: Subsequent Event

On July 18, 2007, Colonial announced the signing of a definitive agreement to acquire Lakeland, Florida based Citrus & Chemical Bancorporation, Inc. (C&C) and its subsidiary Citrus & Chemical Bank. C&C had total assets of $876 million, total deposits of $727 million and total loans of $514 million at June 30, 2007. Citrus & Chemical Bank currently operates 10 full service branches in Polk County. On the date of the agreement, the value of the transaction was approximately $219 million, 50% to be paid in cash and 50% in Colonial stock. This transaction is subject to approval by C&C shareholders and various regulatory agencies, and is expected to be completed by the end of the fourth quarter of 2007.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation. Information concerning these policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis in BancGroup’s 2006 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2007, Colonial changed its accounting policies for income taxes as a result of the adoption of a new accounting standard. There were no significant changes in the other critical accounting policies during the first six months of 2007.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $23.8 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage originations and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At June 30, 2007, BancGroup’s branch network consisted of 321 offices in Florida, Alabama, Georgia, Nevada and Texas.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$14,743	62%	$10,313	60%	182	56%
Alabama	4,136	17%	4,095	24%	90	28%
Texas	1,558	7%	703	4%	15	5%
Georgia	1,410	6%	781	5%	19	6%
Nevada	978	4%	710	4%	15	5%
Corporate/Other	998	4%	482	3%	—	—

Total	$23,823	100%	$17,084	100%	321	100%

Colonial reported net income of $66.1 million for the quarter ended June 30, 2007, compared to $66.5 million for the same quarter in 2006. The Company reported earnings per diluted share of $0.43 for both periods. For the six months ended June 30, 2007, the Company reported net income of $102.6 million, or $0.66 per diluted share, compared to $131.5, or $0.85 per diluted share, over the same period in 2006. The decrease in net income and earnings per diluted share reported during the first six months of 2007 was primarily due to restructuring charges of $28.6 million, net of tax, or $0.19 per diluted share.

Business Combinations

On June 1, 2007, Colonial completed the acquisition of Miami, Florida based Commercial Bankshares, Inc. (Commercial) and its subsidiary bank Commercial Bank of Florida. Commercial had approximately $1.1 billion in assets, $822 million in deposits and $601 million in loans at June 1, 2007. The acquisition of Commercial added 14 full-service branches in Miami-Dade and Broward counties to Colonial’s franchise. Total consideration for the transaction was approximately $319.4 million.

REVIEW OF RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income. The net interest margin is fully taxable equivalent net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully taxable equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Beginning in 2004, short-term rates increased at a faster pace than long-term rates. The short-term rates were driven by rate increases by the Federal Reserve while the long-term rates were driven by market supply and demand for debt instruments. The yield curve flattened during this period and ultimately inverted in 2006. In the second quarter of 2007, long-term Treasury rates increased moving the yield curve back to flat. However, short-term Treasury rates are still below the Federal Reserve’s federal funds rate which has remained constant at 5.25% since June 2006. Federal funds rates are the overnight borrowing rates for banks. As a result, banks continue to endure the impact of an inverted yield curve as the short-term rates they borrow at still exceed long-term rates. The following table shows the U.S. Treasury yield curves at each quarter end during the past five quarters.

The Company’s net interest income, on a tax equivalent basis, decreased $773,000, or less than 1%, and $9 million, or 2%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. The decreases were primarily caused by higher funding costs. BancGroup’s primary funding sources include deposits and wholesale borrowings. Funding costs for the three and six months ended June 30, 2007, increased 7 and 20 basis points, respectively, more than the yields on average earning assets compared to the same periods of the prior year. The increased funding costs resulted in net interest margin compression of 15 basis points to 3.66% and 28 basis points to 3.56% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.

Interest Earning Assets

Average earning assets, as shown above, consist primarily of loans, securities and mortgage warehouse assets. For the three and six months ended June 30, 2007, approximately 66% and 65%, respectively, of BancGroup’s average earning assets were variable, adjustable or short-term in nature, and increase in rates when market rates rise. Average earning assets grew $749 million, or 4%, and $1.0 billion, or 5%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. The yield on earning assets increased 24 basis points to 7.37% and 30 basis points to 7.31% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. The growth in average earning assets was primarily in average mortgage warehouse assets and average securities purchased under agreements to resell—other which is included in other earning assets in the charts above.

Mortgage warehouse assets consist of loans, loans held for sale and securities purchased under agreements to resell which are all variable or short-term in nature. Average mortgage warehouse assets under management increased $766 million, or 21%, and $615 million, or 17%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. The Company increased the amount of interests in mortgage warehouse assets sold to third-party commercial paper conduits in the third quarter of 2006 from $1.5 billion to $2.0 billion causing average mortgage warehouse assets on balance sheet to decrease. Due to the Company’s strong liquidity position in the second quarter of 2007, total mortgage warehouse assets securitized were reduced by $500 million to a total of $1.5 billion causing average mortgage warehouse assets on balance sheet to increase $363 million and $182 million for the three and six months ended June 30, 2007, respectively. In total, average mortgage warehouse assets on balance sheet increased $661 million, or 31%, and $316 million, or 15%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. The increases were caused by the aforementioned reduction in securitization as well as internal growth. For more information, refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis. The yield on average mortgage warehouse assets increased 13 and 45 basis points for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.

During the first quarter of 2007, the Company invested in securities purchased under agreements to resell separate from mortgage warehouse assets. Average securities purchased under agreements to resell—other was $500 million yielding 6.70% and $460 million yielding 6.69% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.

Average Funding

Average fundings grew $1.1 billion, or 5%, and $1.3 billion, or 6%, for the first three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. Average funding consists primarily of deposits and wholesale borrowings. The Company’s average funding cost increased 41 basis points to 4.39% and 59 basis points to 4.40% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. Most of the increased funding came from increased deposits for the three months ended June 30, 2007, as compared to the same period of the prior year. In addition to growth in deposits, the Company used additional wholesale borrowings to fund growth for the six months ended June 30, 2007, as compared to the same period of the prior year. Increased funding cost is the primary reason the net interest margin contracted 15 and 28 basis points for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.

The Company’s growth in average deposits in the three and six months ended June 30, 2007, as compared to the same periods of the prior year, were primarily in interest bearing deposits. Average interest bearing deposits grew $847 million, or 7%, and $737 million, or 6%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year, while average noninterest bearing deposits decreased $97 million, or 3%, and $175 million, or 6%, over the same periods. With the increased market rates during 2006, deposit customers migrated from low or no cost transaction accounts to higher cost deposits. As a result of customer preference for higher cost deposits and the continued maturities of time deposits in a higher rate environment, the Company’s total cost of deposits increased 56 and 66 basis points for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year. Total average deposits funded 79% and 77% of the Company’s average earning assets for the three and six months ended June 30, 2007, respectively, compared to 78% for both the three and six months ended June 30, 2006.

Average wholesale borrowings were relatively unchanged for the three months ended June 30, 2007, and increased $513 million, or 13%, for the six months ended June 30, 2007, as compared to the same periods of the prior year. The components of wholesale borrowings shifted to more long-term borrowings in the second quarter of 2007. The cost of average wholesale borrowings decreased 18 basis points to 5.24% and increased 10 basis points to 5.28% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin.

Average Volume and Rates

	Three Months Ended June 30,
	2007			2006
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Loans, excluding mortgage warehouse loans, net of unearned income(2)	$14,945,845	$289,696	7.77%	$15,004,219	$284,251	7.60%
Mortgage warehouse loans	166,867	3,537	8.50%	384,701	6,961	7.26%
Loans held for sale—Mortgage warehouse(2)	1,834,099	31,548	6.90%	1,179,090	20,105	6.84%
Loans held for sale—Other	47,496	632	5.34%	45,452	573	5.06%
Securities(2)	2,595,580	36,438	5.62%	2,948,540	37,147	5.04%
Securities purchased under agreements to resell—Mortgage warehouse	810,840	14,129	6.99%	586,707	9,865	6.74%
Securities purchased under agreements to resell—Other	500,000	8,364	6.70%	—	—	—
Other interest earning assets	68,127	938	5.52%	71,067	858	4.84%

Total interest earning assets(1)	20,968,854	$385,282	7.37%	20,219,776	$359,760	7.13%

Nonearning assets(2)	2,128,630			1,770,629

Total assets	$23,097,484			$21,990,405

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,374,663	$49,664	3.12%	$6,106,236	$40,558	2.66%
Time deposits(2)	7,153,509	89,405	5.01%	6,574,853	70,320	4.29%

Total interest bearing deposits	13,528,172	139,069	4.12%	12,681,089	110,878	3.51%
Repurchase agreements	511,175	5,327	4.18%	893,915	9,568	4.29%
Federal funds purchased and other short-term borrowings	635,665	8,404	5.30%	1,108,012	13,825	5.00%
Long-term debt(2)	3,033,776	40,858	5.40%	2,180,688	33,092	6.08%

Total interest bearing liabilities	17,708,788	$193,658	4.39%	16,863,704	$167,363	3.98%

Noninterest bearing demand deposits	2,935,570			3,032,861
Other liabilities(2)	161,766			128,912

Total liabilities	20,806,124			20,025,477
Minority interest/REIT preferred securities	125,416			—
Shareholders’ equity	2,165,944			1,964,928

Total liabilities and shareholders’ equity	$23,097,484			$21,990,405

RATE DIFFERENTIAL			2.98%			3.15%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$191,624	3.66%		$192,397	3.81%

Taxable equivalent adjustments(1):
Loans		(232)			(75)
Securities		(1,175)			(235)

Total taxable equivalent adjustments		(1,407)			(310)

Net interest income		$190,217			$192,087

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$13,528,172	$139,069	4.12%	$12,681,089	$110,878	3.51%
Noninterest bearing demand deposits	2,935,570	—	—	3,032,861	—	—

Total average deposits	$16,463,742	$139,069	3.39%	$15,713,950	$110,878	2.83%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking net interest income divided by average total interest earning assets.

Average Volume and Rates

	Six Months Ended June 30,
	2007			2006
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Loans, excluding mortgage warehouse loans, net of unearned income(2)	$15,049,035	$579,268	7.75%	$14,791,503	$548,904	7.47%
Mortgage warehouse loans	181,328	7,439	8.27%	401,215	12,772	6.42%
Loans held for sale—Mortgage warehouse(2)	1,543,370	53,046	6.93%	1,136,154	37,668	6.69%
Loans held for sale—Other	42,584	1,115	5.28%	38,826	1,016	5.27%
Securities(2)	2,928,898	79,443	5.42%	2,925,367	73,352	5.02%
Securities purchased under agreements to resell—Mortgage warehouse	725,420	25,152	6.99%	596,331	19,342	6.54%
Securities purchased under agreements to resell—Other	459,945	15,305	6.69%	—	—	—
Other interest earning assets	82,486	2,109	5.15%	73,953	1,698	4.63%

Total interest earning assets(1)	21,013,066	$762,877	7.31%	19,963,349	$694,752	7.01%

Nonearning assets(2)	2,062,770			1,791,735

Total assets	$23,075,836			$21,755,084

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,344,391	$98,145	3.12%	$6,071,428	$75,579	2.51%
Time deposits(2)	7,013,912	174,008	5.00%	6,550,327	135,267	4.16%

Total interest bearing deposits	13,358,303	272,153	4.11%	12,621,755	210,846	3.37%
Repurchase agreements	636,621	13,882	4.40%	884,344	17,685	4.03%
Federal funds purchased and other short-term borrowings	898,468	23,681	5.32%	880,466	21,095	4.83%
Long-term debt(2)	2,979,704	80,876	5.46%	2,237,189	64,252	5.78%

Total interest bearing liabilities	17,873,096	$390,592	4.40%	16,623,754	$313,878	3.81%

Noninterest bearing demand deposits	2,858,401			3,033,227
Other liabilities(2)	164,173			134,573

Total liabilities	20,895,670			19,791,554
Minority interest/REIT preferred securities	63,054			—
Shareholders’ equity	2,117,112			1,963,530

Total liabilities and shareholders’ equity	$23,075,836			$21,755,084

RATE DIFFERENTIAL			2.91%			3.20%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$372,285	3.56%		$380,874	3.84%

Taxable equivalent adjustments(1):
Loans		(379)			(158)
Securities		(1,744)			(469)

Total taxable equivalent adjustments		(2,123)			(627)

Net interest income		$370,162			$380,247

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$13,358,303	$272,153	4.11%	$12,621,755	$210,846	3.37%
Noninterest bearing demand deposits	2,858,401	—	—	3,033,227	—	—

Total average deposits	$16,216,704	$272,153	3.38%	$15,654,982	$210,846	2.72%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

	Three Months Ended June 30, 2007 Change from June 30, 2006
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans	$5,445	$(914)	$6,359
Mortgage warehouse loans	(3,424)	(4,613)	1,189
Loans held for sale—Mortgage warehouse	11,443	11,267	176
Loans held for sale—Other	59	27	32
Securities	(709)	(4,984)	4,275
Securities purchased under agreements to resell—Mortgage warehouse	4,264	3,898	366
Securities purchased under agreements to resell—Other	8,364	8,364	—
Other interest earning assets	80	(40)	120

Total interest income	25,522	13,005	12,517

INTEREST EXPENSE:
Interest bearing non-time deposits	9,106	2,103	7,003
Time deposits	19,085	7,283	11,802
Repurchase agreements	(4,241)	(3,996)	(245)
Federal funds purchased and other short-term borrowings	(5,421)	(6,250)	829
Long-term debt	7,766	11,463	(3,697)

Total interest expense	26,295	10,603	15,692

Net interest income	$(773)	$2,402	$(3,175)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

	Six Months Ended June 30, 2007 Change from June 30, 2006
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, excluding mortgage warehouse loans	$30,364	$9,826	$20,538
Mortgage warehouse loans	(5,333)	(9,014)	3,681
Loans held for sale—Mortgage warehouse	15,378	14,026	1,352
Loans held for sale—Other	99	97	2
Securities	6,091	240	5,851
Securities purchased under agreements to resell—Mortgage warehouse	5,810	4,479	1,331
Securities purchased under agreements to resell—Other	15,305	15,305	—
Other interest earning assets	411	220	191

Total interest income	68,125	35,179	32,946

INTEREST EXPENSE:
Interest bearing non-time deposits	22,566	4,200	18,366
Time deposits	38,741	11,456	27,285
Repurchase agreements	(3,803)	(5,426)	1,623
Federal funds purchased and other short-term borrowings	2,586	447	2,139
Long-term debt	16,624	20,174	(3,550)

Total interest expense	76,714	30,851	45,863

Net interest income	$(8,589)	$4,328	$(12,917)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Loan Loss Provision

The provision for loan losses for the three and six months ended June 30, 2007 was $6.1 million and $8.4, respectively, compared to $5.0 million and $17.3 million for the same periods in 2006. Net charge-offs for the three and six months ended June 30, 2007 were $7.6 million and $9.8 million, or an annualized 0.20% and 0.13% as a percent of average net loans, respectively, compared to $1.4 million and $11.2 million, or an annualized 0.04% and 0.15% as a percent of average net loans, respectively, for the same periods in 2006. BancGroup’s allowance for loan losses was 1.15% of period end net loans at June 30, 2007 compared to 1.13% at December 31, 2006 and 1.14% at June 30, 2006.

Noninterest Income

Core noninterest income increased $7.9 million, or 18%, and $12.8 million, or 15%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$18,694	$15,332	$3,362	21.9%	$36,373	$29,545	$6,828	23.1%
Electronic banking	4,648	4,279	369	8.6	9,049	8,386	663	7.9
Other retail banking fees	3,255	3,754	(499)	(13.3)	6,867	7,275	(408)	(5.6)

Retail banking fees	26,597	23,365	3,232	13.8	52,289	45,206	7,083	15.7
Financial planning services	4,283	3,665	618	16.9	8,105	6,794	1,311	19.3
Mortgage banking origination and sales	3,660	3,783	(123)	(3.3)	6,847	6,680	167	2.5
Mortgage warehouse fees	6,332	6,021	311	5.2	13,287	12,283	1,004	8.2
Bank-owned life insurance	5,002	3,976	1,026	25.8	9,957	7,915	2,042	25.8
Other income	6,891	4,063	2,828	69.6	8,674	7,496	1,178	15.7

Core noninterest income	52,765	44,873	7,892	17.6	99,159	86,374	12,785	14.8
Securities and derivatives gains, net	1,116	—	1,116	NM	2,097	4,228	(2,131)	(50.4)
Securities restructuring charges	—	—	—	NM	(36,006)	—	(36,006)	NM
Gain on sale of mortgage loans	—	—	—	NM	3,850	—	3,850	NM
Gain on sale of merchant services	4,900	—	4,900	NM	4,900	—	4,900	NM
Gain on sale of Goldleaf	—	—	—	NM	—	2,829	(2,829)	NM

Total noninterest income	$58,781	$44,873	$13,908	31.0%	$74,000	$93,431	$(19,431)	(20.8)%

The increase in retail banking fees was primarily in service charges on deposit accounts which is comprised of service charges on consumer and commercial deposit accounts and nonsufficient funds fees. Nonsufficient funds fees is the largest component of the increase and represented 73% and 72% of total service charges on deposit accounts for the three and six months ended June 30, 2007, respectively, as compared to 67% in both the three and six months ended June 30, 2006. The increase in nonsufficient funds fees for both the three and six months ended June 30, 2007 is primarily due to an increase in the number of customer accounts as well as customers maintaining lower balances in those accounts.

Electronic banking includes Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased for the three and six months ended June 30, 2007 primarily because of an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retail banking fees decreased for both the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to the Company’s sale of its merchant services contracts in April 2007. Colonial recorded a $4.9 million gain on the sale of these contracts and entered into an agent bank agreement with its third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue to provide those services to its customer base. Colonial will retain a portion of the fee income from existing contracts and will receive referral fees in the future for new contracts.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Financial planning services increased for both the three and six months ended June 30, 2007, as compared to the same periods of 2006, primarily due to increased volumes of variable annuities and insurance products sold, partially offset by a decline in the volume of securities sold and in trust revenues.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking origination and sales income decreased 3.3% and increased 2.5% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. The primary driver of this income is the volume of loans subsequently sold. Sales volume decreased $7 million, or 3%, and increased $1 million, or less than 1%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Mortgage warehouse fees are made up of three components: servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits (conduits), custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. Total mortgage warehouse fees increased $311,000 and $1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases were primarily driven by custodial fees which increased $536,000 and $1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases in custodial fees were due to higher volume from existing customers. However, these increases were partially offset by decreases in servicing and other fees resulting from decreased spreads in the assets sold to the conduits.

Income from bank-owned life insurance (BOLI) increased for both the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to the purchase of an additional $100 million of BOLI in December of 2006.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and other assets and several other small items. The increase in other income for both the three and six months ended June 30, 2007, as compared to the same periods in 2006, was primarily from increased revenues from joint ventures.

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company made the decision to restructure its securities portfolio and declared its intent to sell $1.2 billion in available for sale securities and recorded an impairment loss of $36 million. The securities were subsequently sold in April 2007. Also in the second quarter of 2007, the Company recorded gains of $1.1 million from the sale of additional available for sale securities. For the six months ended June 30, 2007, the Company recorded gains of $2.1 million from the sale of $163 million in debt securities and 15,750 shares of equity securities. For the six months ended June 30, 2006, the Company recorded gains of $1.7 million from the sale of $473 million in debt securities, and a gain of $2.5 million related to trading derivatives with total notional value of approximately $155 million.

The Company sold approximately $490 million in adjustable rate residential real estate loans on March 30, 2007 and recognized a $3.9 million gain.

The Company sold its investment in Goldleaf during January 2006. The Company recognized a gain of $2.8 million on the sale.

Noninterest Expense

Core noninterest expense increased $6.1 million, or 5%, and $10.5 million, or 4%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Annualized core noninterest expense to average assets was 2.38% and 2.32% for the three and six months ended June 30, 2007, respectively, as compared to 2.39% and 2.36% for the three and six months ended June 30, 2006, respectively.

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)
Salaries and employee benefits	$70,256	$70,915	$(659)	(0.9)%	$139,810	$139,708	$102	0.1%
Occupancy expense of bank premises, net	18,722	16,406	2,316	14.1	37,227	31,940	5,287	16.6
Furniture and equipment expenses	13,350	11,907	1,443	12.1	26,472	23,299	3,173	13.6
Professional services	4,628	4,917	(289)	(5.9)	8,728	9,352	(624)	(6.7)
Electronic banking and other retail banking expenses	5,507	3,103	2,404	77.5	9,719	6,041	3,678	60.9
Advertising	3,683	3,103	580	18.7	5,898	5,990	(92)	(1.5)
Amortization of intangible assets	3,201	3,051	150	4.9	6,252	6,108	144	2.4
Communications	2,900	2,501	399	16.0	5,891	5,088	803	15.8
Postage and courier	2,692	2,678	14	0.5	5,331	5,271	60	1.1
Travel	1,950	2,144	(194)	(9.0)	3,689	3,945	(256)	(6.5)
Other expenses	10,447	10,501	(54)	(0.5)	18,610	20,345	(1,735)	(8.5)

Core noninterest expense	$137,336	$131,226	$6,110	4.7	$267,627	$257,087	$10,540	4.1
Severance expense	520	—	520	NM	3,545	—	3,545	NM
Merger related expense	1,116	—	1,116	NM	1,545	—	1,545	NM
Net losses related to the early extinguishment of debt	2,512	—	2,512	NM	6,908	—	6,908	NM

Total noninterest expense	$141,484	$131,226	$10,258	7.8%	$279,625	$257,087	$22,538	8.8%

Salaries and benefits remained relatively unchanged for both the three and six months ended June 30, 2007 as compared to the same periods in 2006. The Company’s average full-time equivalent number of employees for the three and six months ended June 30, 2007 was 4,532 and 4,571, respectively, compared to 4,665 and 4,637 for the three and six months ended June 30, 2006, respectively.

The increases in occupancy and furniture and equipment expenses were primarily the result of increased rent expense, repairs and maintenance and increased information technology costs all arising from the expansion of Colonial’s franchise.

Professional services decreased for the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to a reduction in legal fees.

Electronic banking and other retail banking expenses are comprised of electronic banking, customer supplies, processing service charges, fraud and operating losses, and other expenses, all of which increased due to growth in revenues and customer accounts.

Advertising expense increased for the three months ended June 30, 2007, as compared to the same period in 2006, primarily due to an advertising campaign tied to a new checking account product.

Communications expenses increased for the three and six months ended June 30, 2007, as compared to the same periods in 2006, due to an increase in the costs related to the transmission of data for ATMs, internet and network lines, and dedicated lines for alarm systems related to the increase in the number of branches.

Severance expense relates to costs incurred from a reduction in force during 2007 and costs incurred related to the displaced employees arising from the sale of the merchant services contracts during the second quarter of 2007.

Merger related expenses were the result of the Commercial acquisition.

During the first quarter of 2007, the Company redeemed $70 million of trust preferred securities and incurred a $4.4 million net loss related to the early extinguishment of debt. In the second quarter of 2007, the Company redeemed $100 million of trust preferred securities and incurred a $2.5 million of net loss related to the early extinguishment of debt.

Minority Interest Expense/REIT Preferred Dividends

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. These securities pay dividends at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. The dividends are reflected, before tax, as minority interest expense on the Company’s consolidated statements of income. Refer to Note 18, Minority Interest/REIT Preferred Securities for additional information.

Provision for Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.3% and 34% estimated annual effective tax rates for the three months ended June 30, 2007 and 2006, respectively. The provision for income taxes for the three months ended June 30, 2007 and 2006 was $33.0 million and $34.3 million, respectively. The provision for income taxes was $51.3 million and $67.8 million for the six months ended June 30, 2007 and 2006, respectively.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2006 to June 30, 2007 are shown in the table below and discussed further in the sections that follow.

	June 30, 2007	December 31, 2006	Increase (Decrease)
			$	%
	(Dollars in thousands)
Total securities	$2,720,205	$3,085,488	$(365,283)	(11.8)%
Mortgage warehouse assets on balance sheet	2,885,025	2,310,610	574,415	24.9
Mortgage warehouse assets under management	4,385,025	4,310,610	74,415	1.7
Loans, excluding mortgage warehouse loans, net of unearned income	15,267,693	15,197,196	70,497	0.5
Total assets	23,822,962	22,784,249	1,038,713	4.6
Non-time deposits	9,672,734	9,092,663	580,071	6.4
Total deposits	17,084,063	16,091,054	993,009	6.2
Short-term borrowings	1,148,609	1,965,672	(817,063)	(41.6)
Long-term debt	2,919,387	2,522,273	397,114	15.7
Minority interest/REIT preferred securities	293,278	—	293,278	NM
Shareholders’ equity	2,209,688	2,057,335	152,353	7.4

Securities

The composition of the Company’s securities portfolio is reflected in the following tables:

Securities by Category

	Carrying Value at June 30, 2007	Carrying Value at December 31, 2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities (GSE’s)	$—	$166,481
Mortgage-backed and other pass-through securities of GSE’s	205,985	352,075
Collateralized mortgage obligations of GSE’s	862,785	660,780
Private collateralized mortgage obligations	1,132,145	1,670,973
Obligations of state and political subdivisions	323,833	78,603
Other	194,024	154,702

Total securities available for sale	2,718,772	3,083,614

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. GSE’s	500	500
Mortgage-backed securities of GSE’s	620	736
Collateralized mortgage obligations of GSE’s	10	11
Obligations of state and political subdivisions	303	627

Total held to maturity securities	1,433	1,874

Total securities	$2,720,205	$3,085,488

Securities by Credit Rating at June 30, 2007

		Standard & Poor’s or Equivalent Designation
	Government / GSE Obligations	AAA	A-to AA+	Unrated	Other	Total
			(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	206,605	—	—	—	—	206,605
Collateralized mortgage obligations of GSE’s	862,795	—	—	—	—	862,795
Private collateralized mortgage obligations	—	1,132,145	—	—	—	1,132,145
Obligations of state and political subdivisions	—	319,666	1,936	2,534	—	324,136
Federal reserve and FHLB stock and other	—	—	—	—	194,024	194,024

Total securities	$1,069,900	$1,451,811	$1,936	$2,534	$194,024	$2,720,205

Securities by Credit Rating at December 31, 2006

		Standard & Poor’s or Equivalent Designation
	Government / GSE Obligations	AAA	A-to AA+	Unrated	Other	Total
			(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$166,981	$—	$—	$—	$—	$166,981
Mortgage-backed and other pass-through securities of GSE’s	352,811	—	—	—	—	352,811
Collateralized mortgage obligations of GSE’s	660,791	—	—	—	—	660,791
Private collateralized mortgage obligations	—	1,670,973	—	—	—	1,670,973
Obligations of state and political subdivisions	—	73,389	2,258	3,583	—	79,230
Federal reserve and FHLB stock and other	—	—	—	—	154,702	154,702

Total securities	$1,180,583	$1,744,362	$2,258	$3,583	$154,702	$3,085,488

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company made the decision to restructure its securities portfolio and declared its intent to sell $1.2 billion of available for sale securities recording an impairment loss of $36 million. The securities were subsequently sold in April 2007. Prior to the restructuring in the first quarter, the Company sold $163 million of debt securities and purchased $473 million in new securities. In the second quarter of 2007, the Company sold $292 million of debt securities acquired through the Commercial acquisition as well as 15,750 shares of equity securities and purchased $536 million of new securities.

All of the above summaries exclude transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

Mortgage Warehouse Assets

The mortgage warehouse lending division provides short-term, secured funding to mortgage companies. Colonial’s fundings to the mortgage companies are reflected as mortgage warehouse loans, mortgage loans held for sale or securities purchased under agreements to resell. The mortgage warehouse assets are secured by mortgage loans to individuals with FICO scores averaging over 700. Investors such as Fannie Mae, Freddie Mac, Ginnie Mae, and money center financial institutions have committed to purchase the mortgage loans collateralizing the mortgage warehouse assets. The mortgage loans are delivered to investors in less than 30 days, on average. Colonial controls the collateral files (which include the underlying mortgage legal documents) for over 98% of the outstanding mortgage warehouse assets. In the event of a default by a mortgage company, Colonial would assume ownership of the underlying individual mortgage loan and the related forward sales commitment pursuant to which Colonial could deliver the loan to the permanent investor.

Colonial has had no credit or other loss from the mortgage warehouse lending division since the initiation of the unit in 1998. During this period, Colonial has been able to successfully manage through the real estate cycles because of credit procedures and controls, collateral management, close customer relationships, and on site in-house and third-party audits.

Mortgage warehouse loans represent collateralized draws on lines of credit to mortgage origination companies. The loans are used to originate mortgage loans to their customers. Investors have committed to purchase the mortgage loans securing the warehouse loans. Short-term participations in mortgage loans held for sale are another source of funding provided to these companies in which Colonial purchases participations in certain mortgage loans which have commitments to be sold to third-party investor institutions. Securities purchased under agreements to resell represent mortgage backed securities which have been securitized by these companies and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors.

Colonial has a facility in which it sells certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity which then sells interests in these assets to third-party commercial paper conduits (conduits). In April 2007, the Company’s strong liquidity position enabled Colonial to reduce mortgage warehouse assets securitized by $500 million. At June 30, 2007 and December 31, 2006, the total outstanding balances of interests sold to the conduits were $1.5 billion and $2.0 billion, respectively. Refer to Note 8, Sales and Servicing of Financial Assets, for additional information.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	June 30, 2007	December 31, 2006
	(In thousands)
Securities purchased under agreements to resell	$695,827	$605,937
Loans held for sale	1,999,844	1,422,980
Mortgage warehouse loans	189,354	281,693

Total mortgage warehouse assets on balance sheet	2,885,025	2,310,610
Interests sold	1,500,000	2,000,000

Total mortgage warehouse assets under management	$4,385,025	$4,310,610

Total mortgage warehouse assets under management reached a record high at the end of the second quarter as the Company continues to increase its share of its customers’ business.

Loans Held for Sale

Loans held for sale is reported in two line items: mortgage warehouse and other. Total loans held for sale increased $566 million from December 31, 2006. The mortgage warehouse portion consists of short-term participations in mortgage loans. As discussed in the Mortgage Warehouse Assets section of Management’s Discussion and Analysis, Colonial reduced mortgage warehouse assets securitized by $500 million returning these interests in short-term participations in mortgage loans to the Company’s balance sheet.

Other loans held for sale is comprised of two components: retail mortgages and non-mortgage loans held for sale. There were no non-mortgage loans held for sale at June 30, 2007 or December 31, 2006. These balances, as well as the mortgage warehouse balances, fluctuate as demand for residential mortgages change and customer demands change.

Loans

Total loans, net of unearned income and excluding mortgage warehouse loans, increased by $70 million, or 1% annualized, from the end of 2006. BancGroup sold $490 million of residential real estate loans on March 30, 2007 and added $587 million of loans from the Commercial acquisition on June 1, 2007. Mortgage warehouse loans decreased $92 million, or 33%, from the end of 2006. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information.

The following table reflects the Company’s loan mix:

Gross Loans By Category

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial, financial, agricultural	$1,221,273	$1,158,755
Commercial real estate	4,631,075	4,291,979
Real estate construction	6,479,552	6,340,324
Residential real estate	2,525,551	2,987,212
Consumer and other	430,559	438,375

Total loans, excluding mortgage warehouse loans	15,288,010	15,216,645
Mortgage warehouse loans	189,354	281,693

Total loans	15,477,364	15,498,338
Less: unearned income	(20,317)	(19,449)

Total loans, net of unearned income	$15,457,047	$15,478,889

Other Earning Assets

Other earning assets is comprised of interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell. Total other earning assets increased $584 million, or 94%, from December 31, 2006 to June 30, 2007. As part of the Company’s asset/liability management strategy, Colonial entered into $500 million in securities purchased under agreements to resell in January 2007. Another factor affecting the increase in other earning assets was an increase in mortgage warehouse securities purchased under agreements to resell of $90 million, or 15%, which was attributable to higher customer demand for this product. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information.

Deposits

Total deposits increased $993 million, or 6%, from December 31, 2006 to June 30, 2007. The increase was primarily due to the Commercial acquisition which contributed $824 million in deposits. Non-time deposits increased $580 million, or 6%, over that same period. Refer to the Business Combinations and Liquidity and Funding sections of Management’s Discussion and Analysis for further information.

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of repurchase agreements and federal funds purchased. Total short-term borrowings decreased $817 million, or 42%, from December 31, 2006 to June 30, 2007. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt and capital lease obligations. Long-term debt increased $397 million, or 16%, from December 31, 2006 to June 30, 2007. As part of the Company’s asset/liability management strategy to reduce overall funding costs, Colonial paid down federal funds purchased with $600 million of lower rate long-term FHLB advances. The Company also redeemed $100 million and $70 million of high rate trust preferred securities, representing $103 million and $72 million, respectively, in junior subordinated debt. Refer to Note 12, Long-Term Debt, for additional information. Short-term borrowings decreased an additional $219 million from December 31, 2006 to June 30, 2007, as a result of lower customer demand for repurchase agreements.

REIT Preferred Securities

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. These securities pay dividends at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. The proceeds of this issuance were used to fund the acquisition of Commercial, redeem $100 million of trust preferred securities and buy back BancGroup common stock. These securities also qualify as Tier 1 capital, as outlined in the regulatory capital guidelines. Refer to Note 18, Minority Interest/REIT Preferred Securities for additional information.

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

Colonial does not have subprime mortgage products.

Concentration

A significant portion of BancGroup’s loans are secured by real estate with commercial real estate and construction loans representing 29.9% and 41.9% of total loans as of June 30, 2007, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Las Vegas and Reno, with no more than 12.1% of total commercial real estate and construction loans concentrated in any one metropolitan statistical area (MSA).

Management believes that its existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size and collateral function.

This diversification and Colonial’s emphasis on quality underwriting serve to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at June 30, 2007:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$909		$673
Geographic Diversity (by property location)(1)
Florida	$3,311,544	51.1%	$2,957,214	63.9%
Alabama	665,704	10.3%	666,829	14.4%
Georgia	652,565	10.1%	335,789	7.2%
Texas	960,785	14.8%	203,164	4.4%
Nevada	483,427	7.5%	187,323	4.0%
Other	405,527	6.2%	280,756	6.1%

Total	$6,479,552	100.0%	$4,631,075	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Development and Lots	27.9%	11.7%	Retail	25.3%	7.6%
Land Only	24.3%	10.2%	Office	22.4%	6.7%
Residential Home Construction	14.2%	6.0%	Warehouse	14.4%	4.3%
Commercial Development	7.4%	3.1%	Multi-Family	9.0%	2.7%
Condominium	6.8%	2.9%	Healthcare	5.6%	1.7%
Retail	5.2%	2.2%	Lodging	5.5%	1.6%
Multi-Family	4.0%	1.6%	Church or School	4.0%	1.2%
Office	3.5%	1.4%	Farm	2.4%	0.7%
Warehouse	1.6%	0.7%	Industrial	2.3%	0.7%
Other(2)	5.1%	2.1%	Recreation	0.9%	0.3%
			Other(2)	8.2%	2.4%

Total Construction	100.0%	41.9%	Total Commercial Real Estate	100.0%	29.9%

(1)	No more than 12.1% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,403,057	$699,077
% of 75 largest loans to category total	21.7%	15.1%
Average Loan to Value Ratio (75 largest loans)	63.8%	67.8%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.43

Colonial focuses its commercial real estate and construction growth efforts on high quality properties owned and/or developed by experienced customers with whom BancGroup has established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

The majority of Colonial’s residential real estate loans are adjustable rate first mortgages on single-family, owner-occupied properties. BancGroup has a history of successful residential lending and the asset quality ratios for this segment remain favorable. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers.

Loans classified as commercial, financial and agricultural consist of secured and unsecured credit lines and equipment loans for various industrial, agricultural, commercial, financial, retail or service business. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

Consumer loans are loans to individuals for various purposes. Vehicle loans and unsecured loans make up the majority of these loans. The principal source of repayment is the earnings capacity of the individual borrower, as well as the value of the collateral for secured loans.

BancGroup maintains a mortgage warehouse lending division which provides lines of credit collateralized by residential mortgage loans and other services to mortgage origination companies. Mortgage warehouse loans outstanding at June 30, 2007 and December 31, 2006 were $189 million and $282 million, respectively, with unfunded commitments of $836 million and $920 million, respectively.

The Company has 45 credits with commitments (funded and unfunded) of $758 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). Colonial’s share of the largest outstanding amount to any single borrower is $67 million (which is a mortgage warehouse lending credit). At June 30, 2007, $483 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have long-term relationships with most of these borrowers. These commitments are comprised of the following (% is representative of BancGroup’s total funded and unfunded commitments):

•	67%—34 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets,

•	28%—mortgage warehouse lines to 8 institutions, and

•	5%—3 operating facilities to a large national insurance company, a healthcare provider and a university.

Management believes that these are sound credits that are consistent with Colonial’s lending philosophy and meet BancGroup’s conservative underwriting guidelines.

Summary of Loan Loss Experience

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Allowance for loan losses—beginning of period	$172,602	$173,632	$174,850	$171,051
Charge-offs:
Commercial, financial, agricultural	1,381	1,236	2,402	11,863
Commercial real estate	632	312	868	491
Real estate construction	5,945	1,620	6,976	2,151
Residential real estate	338	529	551	992
Consumer and other	938	836	1,979	2,172

Total charge-offs	9,234	4,533	12,776	17,669

Recoveries:
Commercial, financial, agricultural	893	1,310	1,378	1,960
Commercial real estate	15	919	37	2,802
Real estate construction	2	43	41	64
Residential real estate	137	197	370	310
Consumer and other	607	621	1,175	1,329

Total recoveries	1,654	3,090	3,001	6,465

Net charge-offs	7,580	1,443	9,775	11,204
Provision for loan losses	6,105	4,950	8,355	17,292
Allowance added from bank acquisition	7,147	—	7,147	—
Reduction due to sale of mortgage loans originally held for investment	—	—	(2,303)	—

Allowance for loan losses—end of period	$178,274	$177,139	$178,274	$177,139

Net charge-offs as a percentage of average net loans—(annualized basis)	0.20%	0.04%	0.13%	0.15%

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

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$38,719	$14,025
Renegotiated loans	—	—

Total nonperforming loans*	38,719	14,025
Other real estate owned and repossessions	6,833	1,869
Loans held for sale	—	9,255

Total nonperforming assets*	$45,552	$25,149

Allowance as a percent of nonperforming assets*	391%	695%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$19,468	$8,138
Net charge-offs quarter-to-date	$7,580	$4,667
Net charge-offs year-to-date	$9,775	$18,343
Total nonperforming assets* as a percent of net loans and other real estate	0.29%	0.16%
Allowance as a percent of net loans	1.15%	1.13%
Allowance as a percent of nonperforming loans*	460%	1247%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

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

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held against these loans. The recorded investment in impaired loans at June 30, 2007 and December 31, 2006 was $28.8 million and $9.9 million, respectively, and these loans had a corresponding valuation allowance of $3.3 million and $2.3 million, respectively.

Management, through its loan officers, internal credit review staff and external examinations by regulatory agencies, has identified approximately $287.6 million of loans which have been placed on a classified loan list excluding nonaccrual, other real estate, repossessions and loans that are contractually past due 90 days or more at June 30, 2007. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated where considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is charged down to estimated recoverable amounts. As of June 30, 2007, substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility to correct problems and provide adequate reserves. Given the level of reserves and the demonstrated ability of the borrowers to comply with the existing repayment terms, management believes any exposure from these loans has been adequately addressed.

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

Colonial employs simulation of net interest income and simulation of the economic value of equity as measurement techniques in the management of interest rate risk. These techniques are complementary and are used in concert to provide a comprehensive interest rate risk management capability.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, Colonial is able to measure the potential impact of different interest rate assumptions on pre-tax earnings. All balance sheet positions, including derivative financial instruments, are included in the model simulation.

The following table represents the output from the Company’s simulation model based on the balance sheet at June 30, 2007, with comparable information for December 31, 2006. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged. The June 30, 2007 balance sheet includes the June 1, 2007 acquisition of Commercial.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Basis Points Change:
+200	7.25%	7.25%	1.4%	1.4%
+100	6.25%	6.25%	0.8%	0.6%
No rate change	5.25%	5.25%	—	—
-100	4.25%	4.25%	(1.0)%	(0.3)%
-200	3.25%	3.25%	(2.7)%	(1.8)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the table, the Company’s balance sheet became slightly more asset sensitive from December 31, 2006. On the asset side, a decrease in the proportion of variable rate loans from 73% of total loans at December 31, 2006 to 69% of total loans at June 30, 2007, decreased asset sensitivity. A decrease in fixed rate securities due to the sale of $1.2 billion in securities offset by purchases and the addition of Commercial’s portfolio increased asset sensitivity. BancGroup’s liabilities have become less sensitive to changes in rates due to the increase in fixed rate liabilities from the extinguishment of $337 million in receive fixed interest rate swaps and the increase in fixed rate funding.

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

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Through the acquisition of Commercial, Colonial added deposits of approximately $824 million. Colonial’s period end noninterest bearing deposits grew by $297 million, or 21% annualized over December 31, 2006. Excluding the acquisition, period end noninterest bearing deposits increased $148 million, or 10% annualized. Total average deposits for the six months ended June 30, 2007 increased $562 million, or 4%, over the same period in 2006. Excluding the acquisition and brokered deposits, total average deposits for the six months ended June 30, 2007 increased $704 million, or 5%, over the same period in 2006. With branches in four states where the population is expected to grow twice as fast as the rest of the United States, retail deposits have been and are expected to be a major component of BancGroup’s funding growth.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources in addition to emphasizing core deposit growth. The Company draws on a variety of funding sources to assist in funding loan growth, purchasing securities and managing deposit fluctuations. Fed Funds lines and repurchase agreements are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding sources. As of June 30, 2007, the lendable collateral value pledged to the FHLB amounted to $3.0 billion, down from $3.2 billion at December 31, 2006. From time to time, BancGroup has issued REIT preferred securities, subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

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

Operational risk is the risk of losses attributable to human error, systems failures, fraud or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operational risk at levels appropriate to Colonial’s corporate standards, in view of the risks inherent in the markets in which Colonial operates. The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation and monitoring of transactions. Each business unit is responsible for complying with corporate policies and procedures. Colonial’s internal auditors monitor the overall effectiveness of the system of internal controls on an ongoing basis. Colonial does not engage in business processes that are out of its primary areas of expertise but rather outsources non-core processing functions to limit operational risk associated with non-core business.

Operational losses are monitored closely and historically have had no material impact to earnings or capital.

CAPITAL MANAGEMENT

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

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$2,209,688	$2,057,335
Unrealized losses on securities available-for-sale	37,115	35,076
Unrealized losses on cash flow hedging instruments	5,915	9,084
Qualifying trust preferred securities	120,000	290,000
Intangible assets (net of allowed deferred taxes)	(906,679)	(664,164)
Qualifying minority interests	294,161	549
Other adjustments	(2,358)	(3,740)

Tier I Capital	1,757,842	1,724,140

Allowable credit reserve	179,064	176,100
Subordinated debt	310,097	331,850
45% of net unrealized gains on equity securities available-for-sale	27	523

Tier II Capital	489,188	508,473

Total Capital	$2,247,030	$2,232,613

Risk-Adjusted Assets	$19,229,464	$18,960,865
Quarterly Average Assets (for regulatory purposes)	$22,188,236	$22,083,202

Tier I Leverage Ratio	7.92%	7.81%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	9.14%	9.09%
Total Capital Ratio	11.69%	11.77%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Consolidated Financial Statements—Note 9—Commitments and Contingent Liabilities

Item 1A.	Risk Factors—No material changes from those previously reported in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2006

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Cumulative total through 1st Quarter 2007	2,349,000	$24.87	2,349,000	$91,514,141

April 1 – 30, 2007	—	$—	—	$91,514,141
May 1 – 31, 2007	—	$—	—	$91,514,141
June 1 – 30, 2007	2,015,700	$24.63	2,015,700	$191,868,654

2nd Quarter 2007 total	2,015,700	$24.63	2,015,700	$191,868,654

Cumulative total	4,364,700	$24.77	4,364,700	$191,868,654

(1)	Information is as of the end of the period.

On July 21, 2006, the Company publicly announced a share repurchase program to purchase the number of shares of BancGroup Common Stock issued under BancGroup’s various equity-based compensation and incentive plans during 2006, and the number of shares which are likely to be issued under the Plans through the termination date of the authorization, not to exceed $50,000,000. This program will terminate on the earlier of its completion or July 19, 2008. On September 11, 2006, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $100,000,000. This program will terminate on the earlier of its completion or September 8, 2008. On June 11, 2007, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $150,000,000. This program will terminate on the earlier of its completion or June 8, 2009. All BancGroup shares purchased during the period were purchased in open-market transactions.

Item 3. Defaults	Upon Senior Securities—N/A

Item 4. Submission	of Matters to a Vote of Security Holders

On April 18, 2007, the annual meeting of the shareholders of Colonial BancGroup was held. The following numbered matters were considered by the shareholders and the following tables list the results of the shareholders’ votes. With respect to the election of directors, the table indicates the votes cast for or withheld for each director, and the percentage of the votes cast for each director out of the total number of votes cast. With respect to the other matters, each table indicates the votes abstaining or cast for or against a particular matter, and the percentage of votes cast for the matter out of the total outstanding or the total number of votes cast, as appropriate.

1. To elect the nominees named in the Proxy Statement as directors to serve terms of three years as set out therein.

The following directors were elected for a term expiring in 2010:

	For	Withheld	Percent for
Robert S. Craft	124,993,874	7,412,303	94.4%
Hubert L. Harris, Jr.	129,739,459	2,666,718	98.0%
Clinton O. Holdbrooks	129,243,354	3,162,823	97.6%
Robert E. Lowder	128,532,862	3,873,315	97.1%
John C.H. Miller, Jr.	123,301,045	9,105,132	93.1%
James W. Rane	129,307,769	3,098,408	97.7%

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2009: Lewis E. Beville, Deborah L. Linden, John Ed Mathison, Joe D. Mussafer, Edward V. Welch.

Directors whose terms expire in 2008: Augustus K. Clements, III, Patrick F. Dye, Milton E. McGregor, William E. Powell, III, Simuel Sippial, Jr.

2. To approve the 2007 Stock Plan for Directors.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
91,336,487	11,176,240	29,893,450	69.0%

3. To approve the Management Incentive Plan.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
122,152,064	9,520,281	733,832	92.3%

4. To ratify the appointment of PricewaterhouseCoopers, LLP as BancGroup’s independent auditors for 2007.

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
127,199,810	4,846,209	360,158	96.1%

Item 5.    Other Information—N/A

Item 6.    Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
10.1	Colonial BancGroup 2007 Stock Plan for Directors.

10.2	Colonial BancGroup Management Incentive Plan.

10.3	Form of Amendment No. 4, dated as of March 21, 2007, to the Warehouse Loan Repurchase Agreement, dated as of March 23, 2005 and amended as of September 29, 2005, March 21, 2006 and August 22, 2006, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 27, 2007, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 7th day of August, 2007.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer