Form 10-Q
period 2007-09-30
COLONIAL BANCGROUP INC
filed 2007-11-08
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $2.50 Par Value	153,230,980

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference include “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” “potential” and “anticipates,” the negative of these terms and similar expressions, as they relate to The Colonial BancGroup, Inc. (BancGroup) (including its subsidiaries or its management), are intended to identify forward-looking statements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. These factors are not exclusive:

•	deposit attrition, customer loss, or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2007 and beyond;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current and future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	acts of terrorism or war; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$403,302	$425,148
Interest bearing deposits in banks	1,361	2,200
Federal funds sold	9,908	15,334
Securities purchased under agreements to resell	2,084,565	605,937
Securities available for sale	3,573,239	3,083,614
Held to maturity securities (market value: 2007, $1,382; 2006, $2,007)	1,271	1,874
Loans held for sale	1,243,265	1,474,000
Loans, net of unearned income	15,206,452	15,478,889
Less: Allowance for loan losses	(172,678)	(174,850)

Loans, net	15,033,774	15,304,039
Premises and equipment, net	466,933	407,696
Goodwill	856,631	627,207
Other intangibles, net	55,500	47,126
Other real estate owned	8,554	1,869
Bank-owned life insurance	472,324	457,812
Accrued interest and other assets	333,439	330,393

Total	$24,544,066	$22,784,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,445,459	$2,869,845
Interest bearing transaction accounts	6,331,223	6,222,818

Total transaction accounts	9,776,682	9,092,663
Time deposits	6,834,610	6,596,827
Brokered time deposits	323,349	401,564

Total deposits	16,934,641	16,091,054
Repurchase agreements	571,331	832,672
Federal funds purchased and other short-term borrowings	751,000	1,133,000
Subordinated debt	385,969	383,839
Junior subordinated debt	108,264	299,078
Other long-term debt	3,110,694	1,839,356
Accrued expenses and other liabilities	220,015	147,915

Total liabilities	22,081,914	20,726,914

Minority interest/REIT preferred securities	293,206	—

Commitments and contingencies (Note 9)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both September 30, 2007 and December 31, 2006	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both September 30, 2007 and December 31, 2006	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 163,172,315 and 156,258,708 shares issued and 153,205,588 and 152,852,381 outstanding at September 30, 2007 and December 31, 2006, respectively	407,931	390,647
Additional paid in capital	912,483	763,845
Retained earnings	1,114,571	1,029,510
Treasury stock, at cost (9,966,727 shares at September 30, 2007 and 3,406,327 at December 31, 2006)	(240,336)	(82,506)
Accumulated other comprehensive loss, net of taxes	(25,703)	(44,161)

Total shareholders’ equity	2,168,946	2,057,335

Total	$24,544,066	$22,784,249

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$325,696	$331,213	$966,184	$931,415
Interest and dividends on securities	43,246	38,707	120,945	111,590
Interest on federal funds sold and other short-term investments	26,592	11,387	69,158	32,427

Total interest income	395,534	381,307	1,156,287	1,075,432

Interest Expense:
Interest on deposits	142,217	125,346	414,370	336,192
Interest on short-term borrowings	14,301	30,154	51,863	68,934
Interest on long-term debt	43,005	35,255	123,881	99,507

Total interest expense	199,523	190,755	590,114	504,633

Net Interest Income	196,011	190,552	566,173	570,799
Provision for loan losses	4,800	1,450	13,155	18,742

Net Interest Income After Provision for Loan Losses	191,211	189,102	553,018	552,057

Noninterest Income:
Service charges on deposit accounts	19,376	16,642	55,749	46,187
Electronic banking	4,923	4,470	13,972	12,856
Other retail banking fees	2,794	3,618	9,661	10,893

Retail banking fees	27,093	24,730	79,382	69,936

Financial planning services	4,506	3,944	12,611	10,738
Mortgage banking origination and sales	3,236	3,154	10,083	9,834
Mortgage warehouse fees	5,936	6,105	19,223	18,388
Bank-owned life insurance	5,070	4,242	15,027	12,157
Securities and derivatives gains, net	—	156	2,097	4,384
Securities restructuring charges	—	—	(36,006)	—
Gain on sale of mortgage loans	—	—	3,850	—
Gain on sale of merchant services	—	—	4,900	—
Gain on sale of Goldleaf	—	—	—	2,829
Other income	7,117	3,631	15,791	11,127

Total noninterest income	52,958	45,962	126,958	139,393

Noninterest Expense:
Salaries and employee benefits	68,345	72,472	208,155	212,180
Occupancy expense of bank premises, net	19,634	17,188	56,861	49,128
Furniture and equipment expenses	13,226	12,333	39,698	35,632
Professional services	4,967	4,340	13,695	13,692
Electronic banking and other retail banking expenses	5,766	3,061	15,485	9,102
Amortization of intangible assets	3,500	3,051	9,752	9,159
Communications	2,677	2,838	8,568	7,926
Postage and courier	2,589	2,798	7,920	8,069
Advertising	1,570	2,278	7,468	8,268
Travel	1,586	2,129	5,275	6,073
Severance expense	500	—	4,045	—
Merger related expenses	753	—	2,298	—
Net losses related to the early extinguishment of debt	—	—	6,908	—
Other expense	9,838	9,497	28,448	29,843

Total noninterest expense	134,951	131,985	414,576	389,072
Minority interest expense/REIT preferred dividends	5,336	—	7,648	—

Income before income taxes	103,882	103,079	257,752	302,378
Applicable income taxes	34,527	35,047	85,799	102,808

Net Income	$69,355	$68,032	$171,953	$199,570

Earnings per share:
Basic	$0.45	$0.44	$1.12	$1.30
Diluted	$0.45	$0.44	$1.11	$1.29
Average number of shares outstanding:
Basic	153,536	153,813	153,358	153,968
Diluted	154,320	154,954	154,310	155,217
Dividends declared per share	$0.1875	$0.17	$0.5625	$0.51

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$69,355	$68,032	$171,953	$199,570
Other comprehensive income, net of taxes:
Unrealized gains (losses) on securities available for sale arising during the period, net of income taxes of $(7,433) and $5,533 in 2007 and $(29,533) and $(467) in 2006, respectively	15,742	54,848	(8,338)	868
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $0 and $(11,867) in 2007 and $54 and $660 in 2006, respectively	—	(102)	22,042	(1,227)
Unrealized gains (losses), net of reclassification adjustments, on cash flow hedging instruments, net of income taxes of $(853) and $(2,560) in 2007 and $(853) and $1,267 in 2006, respectively	1,585	1,584	4,754	(2,354)
Additional minimum pension liability adjustment, net of income taxes of $(335) and $(1,675) in 2006	—	665	—	3,325

Comprehensive income	$86,682	$125,027	$190,411	$200,182

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
			(In thousands, except shares and per share amounts)
Balance, December 31, 2006	152,852,381	$390,647	$763,845	$(82,506)	$1,029,510	$(44,161)	$2,057,335
Adoption of EITF 06-5					(540)		(540)
Shares issued under:
Directors plan	28,063	70	634				704
Stock option plans	477,132	1,193	5,192				6,385
Restricted stock plan, net	56,379	141	(141)				—
Employee stock purchase plan	24,054	60	517				577
Excess tax benefit from stock based compensation			973				973
Stock based compensation expense			2,416				2,416
Purchase of common stock	(6,560,400)			(157,830)			(157,830)
Issuance of shares for business combination	6,327,979	15,820	139,047				154,867
Net income					171,953		171,953
Cash dividends ($0.5625 per share)					(86,352)		(86,352)
Change in unrealized losses on securities available for sale, net of taxes and reclassification adjustments						13,704	13,704
Reclassification of cash flow hedging losses, net of taxes						4,754	4,754

Balance, September 30, 2007	153,205,588	$407,931	$912,483	$(240,336)	$1,114,571	$(25,703)	$2,168,946

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$171,953	$199,570
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	29,889	8,503
Provision for loan losses	13,155	18,742
Deferred taxes	3,378	(884)
Securities and derivatives gains, net	(2,097)	(4,384)
Securities restructuring losses	36,006	—
Gain on sale of mortgage loans	(3,850)	—
Gain on sale of other assets and Goldleaf	(5,704)	(4,518)
Net decrease (increase) in loans held for sale	230,735	(224,426)
Increase in interest and other receivables	(15,951)	(21,187)
Increase in prepaids	(7,491)	(4,706)
Decrease (increase) in other assets	14,219	(19,773)
Increase (decrease) in accrued expenses & accounts payable	14,262	(9,802)
(Decrease) increase in accrued income taxes	(7,891)	6,736
Increase in interest payable	8,359	21,333
Excess tax benefit from stock based compensation	(915)	(1,068)
Other, net	(8,552)	(9,292)

Total adjustments	297,552	(244,726)

Net cash from operating activities	469,505	(45,156)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	139,925	168,965
Proceeds from sales of securities available for sale	1,647,519	625,152
Purchases of securities available for sale	(1,947,072)	(911,412)
Proceeds from maturities of held to maturity securities	616	990
Increase in securities purchased under agreements to resell	(1,469,324)	(3,670)
Net decrease (increase) in loans excluding proceeds from sale of mortgage loans	356,086	(603,595)
Proceeds from sale of mortgage loans	493,101	—
Net cash paid in bank acquisition	(77,309)	—
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	—	10,558
Capital expenditures	(92,657)	(62,796)
Proceeds received from bank owned life insurance	319	7,394
Proceeds from sale of other assets	88,241	21,172
Net return of investments in (contributions to) affiliates	2,162	(17,083)

Net cash from investing activities	(858,393)	(764,325)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	19,070	310,399
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(793,978)	624,765
Proceeds from issuance of long-term debt	1,300,000	200,000
Repayment of long-term debt	(221,216)	(255,428)
Repurchase of common stock	(157,830)	(40,084)
Proceeds from issuance of common stock	6,962	5,382
Proceeds from issuance of REIT preferred securities	293,206	—
Excess tax benefit from stock-based compensation	915	1,068
Dividends paid	(86,352)	(78,830)

Net cash from financing activities	360,777	767,272

Net decrease in cash and cash equivalents	(28,111)	(42,209)
Cash and cash equivalents at the beginning of the year	442,682	498,591

Cash and cash equivalents at September 30	$414,571	$456,382

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

In the opinion of BancGroup’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of September 30, 2007 and December 31, 2006 and the results of operations and cash flows for the interim periods ended September 30, 2007 and 2006. All 2007 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

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

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. FIN 48 applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in BancGroup’s financial statements if it is more likely than not that the benefits would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as increased income tax expense. Interest and penalties accrued for uncertain tax positions will be classified as income tax expense, which is consistent with the recognition of these items in prior reporting periods. The implementation of FIN 48 did not result in a change to the Company’s liability for unrecognized tax benefits. See Note 16 for related disclosures.

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

Note 3: Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash paid during the year for:
Interest	$569,736	$477,127
Income taxes	77,000	103,425
Non-cash investing and financing activities:
Transfer of loans to other real estate	$14,596	$7,786
Assets (non-cash) acquired in business combination	1,212,372	—
Liabilities assumed in business combination	980,196	—
Assets (non-cash) sold in Goldleaf divestiture	—	12,236
Liabilities transferred in Goldleaf divestiture	—	4,507
Assets acquired under capital leases	2,153	2,663
Capital leases terminated	(2,191)	—

Note 4: Business Combination

BancGroup completed the acquisition of Commercial Bankshares, Inc. (Commercial) and its subsidiary, Commercial Bank of Florida, on June 1, 2007. Commercial’s results of operations were included in BancGroup’s consolidated financial results beginning June 2, 2007. Commercial added 12 full-service branches in Miami-Dade and Broward counties in South Florida. This acquisition was part of the Company’s ongoing effort to expand its presence in high growth markets.

Total consideration for the transaction was $319.4 million, consisting of 6,327,979 shares of BancGroup common stock valued at $154.9 million and $164.5 million in cash. The total acquisition cost was $321.0 million and consisted of the aforementioned consideration, other direct acquisition costs and incurrence of certain liabilities. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after the transaction measurement date of January 23, 2007.

Purchase accounting has not yet been finalized for this acquisition, but as of September 30, 2007 approximately $229.4 million of goodwill and $18.1 million of core deposit intangibles have been recorded, neither of which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over their estimated useful life.

There was only one loan acquired from Commercial which was within the scope of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loan was paid off on June 8, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$16,985
Interest bearing deposits in banks	19,088
Federal funds sold	51,173
Securities purchased under agreements to resell	9,304
Securities available for sale	339,731
Loans, net of allowance for loan losses	579,745
Premises and equipment	21,187
Core deposit intangibles	18,127
Goodwill	229,424
Accrued interest and other assets	14,854

Total Assets	1,299,618
Liabilities:
Deposits	824,398
Short term borrowings	150,637
Accrued expenses and other liabilities	3,562

Total Liabilities	978,597

Net Assets	$321,021

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006, as if the Commercial acquisition had occurred effective January 1, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
	(In thousands, except per share amounts)
Net Interest Income	$196,011	$199,475	$579,581	$597,089
Net Income	69,574	71,227	178,134	208,268
Basic EPS	0.45	0.45	1.14	1.30
Diluted EPS	0.45	0.44	1.13	1.29

Note 5: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

Securities by Category

	Carrying Value at September 30, 2007	Carrying Value at December 31, 2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities (GSE’s)	$—	$166,481
Mortgage-backed and other pass-through securities of GSE’s	417,051	352,075
Collateralized mortgage obligations of GSE’s	985,661	660,780
Private collateralized mortgage obligations	1,599,656	1,670,973
Obligations of state and political subdivisions	345,765	78,603
Federal Reserve and FHLB stock and other	225,106	154,702

Total securities available for sale	3,573,239	3,083,614

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. GSE’s	500	500
Mortgage-backed securities of GSE’s	529	736
Collateralized mortgage obligations of GSE’s	9	11
Obligations of state and political subdivisions	233	627

Total held to maturity securities	1,271	1,874

Total securities	$3,574,510	$3,085,488

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company made the decision to restructure its securities portfolio and declared its intent to sell $1.2 billion of available for sale securities recording an impairment loss of $36 million. The securities were subsequently sold in April 2007. Prior to the restructuring in the first quarter, the Company sold $163 million of debt securities and purchased $473 million in new securities. In the second quarter of 2007, the Company sold $899,000 of equity securities. Also in the second quarter of 2007, the Company sold $292 million of debt securities acquired through the Commercial acquisition and purchased $536 million of new securities. In the third quarter, the Company acquired an additional $820 million of new securities.

All the above summaries exclude transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

The following table reflects gross unrealized losses and market values of available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$81,821	$(769)	$53,557	$(1,691)	$135,378	$(2,460)
Collateralized mortgage obligations of GSE’s	196,446	(1,836)	435,294	(9,561)	631,740	(11,397)
Private collateralized mortgage obligations	1,033,565	(18,840)	167,479	(8,592)	1,201,044	(27,432)
Obligations of state and political subdivisions	234,645	(2,639)	9,268	(185)	243,913	(2,824)

Subtotal, debt securities	1,546,477	(24,084)	665,598	(20,029)	2,212,075	(44,113)
Equities	4,839	(390)	—	—	4,839	(390)

Total temporarily impaired securities	$1,551,316	$(24,474)	$665,598	$(20,029)	$2,216,914	$(44,503)

The temporarily impaired securities above consist of collateralized mortgage obligations (CMO’s) and mortgaged-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, obligations of state and political subdivisions and equities. As of September 30, 2007, the Company’s total portfolio consisted primarily of 689 debt securities of which 252 were in an unrealized loss position relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates. Additionally, BancGroup has the ability to retain these debt securities until recovery of unrealized loss or maturity when full repayment would be received. There are no known current funding needs which would require the liquidation of securities.

Note 6: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	September 30, 2007	December 31, 2006
	(In thousands)
Commercial, financial, agricultural	$1,356,353	$1,440,448
Commercial real estate	4,600,287	4,291,979
Real estate construction	6,339,662	6,340,324
Residential real estate	2,506,746	2,987,212
Consumer and other	423,700	438,375

Total loans	15,226,748	15,498,338
Less: unearned income	(20,296)	(19,449)

Total loans, net of unearned income	$15,206,452	$15,478,889

Note 7: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Nine Months Ended September 30, 2007
(In thousands)
Balance, January 1	$174,850
Reduction due to sale of mortgage loans originally held for investment	(2,303)
Allowance added from bank acquisition	7,147
Provision charged to income	13,155
Loans charged off	(26,520)
Recoveries	6,349

Balance, September 30	$172,678

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

In April 2007, the balance outstanding to the conduits was reduced from $2.0 billion to $1.5 billion. The SPE had $1.5 billion outstanding to the conduits at September 30, 2007. During the third quarter of 2007, the Company recognized approximately $4.5 million of noninterest income related to these transactions, of which approximately $2.9 million was servicing income, and received $4.7 million in cash. For the nine months ended September 30, 2007, the Company recognized approximately $15.1 million of noninterest income related to these transactions, of which approximately $10.8 million was servicing income, and received $15.8 million in cash. The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of September 30, 2007		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)	Average Balance	Net Credit Losses(1)
	(In thousands)
Mortgage warehouse loans:
Assets managed	$425,821	$—	$377,475	$—	$421,308	$—
less: interests sold, with servicing retained	249,310	—	176,678	—	233,419	—

Assets held in portfolio	$176,511	$—	$200,797	$—	$187,889	$—

Loans held for sale—Mortgage warehouse:
Assets managed	$2,469,626	$—	$2,931,954	$—	$3,029,686	$—
less: interests sold	1,250,690	—	1,323,322	—	1,464,323	—

Assets held in portfolio	$1,218,936	$—	$1,608,632	$—	$1,565,363	$—

(1)	Represents net charge-offs.

Note 9: Commitments and Contingent Liabilities

Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank, N.A. (Colonial Bank or the Bank) generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which the Bank receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amounts recorded for deferred fees as of September 30, 2007 and December 31, 2006 were $744,000 and $552,000, respectively. At September 30, 2007, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Bank could be required to make under outstanding standby letters of credit at September 30, 2007 was $318 million.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at September 30, 2007 will have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Sale-leaseback

In July 2007, the Company sold 24 properties to a third party with an agreement to lease back all of the properties. All of the properties qualified for sale-leaseback accounting under SFAS 98, Accounting for Leases. Accordingly, these transactions were recorded as sales with gains to be amortized over the operating lease terms which range from 10 to 15 years. There were no losses recognized for any of the properties subject to the sale-leaseback. Future minimum lease payments related to these properties are as follows: $1.4 million in 2007, $5.7 million in 2008, $5.7 million in 2009, $5.8 million in 2010, $5.9 million in 2011, $6.0 million in 2012 and $46.9 million thereafter.

Note 10: Variable Interest Entities

During the third quarter of 2007, the Company dissolved two special purpose trusts formed for the purpose of issuing $15 million of trust preferred securities to outside investors. Refer to Note 12, Long-Term Borrowings, for information about the redemption of the trust preferred securities.

During the second quarter of 2007, the Company dissolved a special purpose trust formed for the purpose of issuing $100 million of trust preferred securities to outside investors. Refer to Note 12, Long-Term Borrowings, for information about the redemption of the trust preferred securities. Also during the second quarter, the Company sold its variable interest in an unconsolidated joint venture formed for the purpose of developing residential real estate. The Company recognized a gain on the sale of this interest. The Company also invested in two new variable interest entities formed to provide affordable housing. The entities had total assets of approximately $153 million as of September 30, 2007, and the Company’s maximum exposure to loss is approximately $4.6 million. The Company is not required to consolidate these entities as the Company is not the primary beneficiary.

During the first quarter of 2007, the Company dissolved a special purpose trust formed for the purpose of issuing $70 million of trust preferred securities to outside investors. Refer to Note 12, Long-Term Borrowings, for information about the redemption of the trust preferred securities. Also during the first quarter, the Company invested in a new variable interest entity formed to provide affordable housing. The entity had total assets of approximately $39.7 million as of September 30, 2007, and the Company’s maximum exposure to loss is approximately $2.5 million.

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

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2007, BancGroup terminated interest rate swaps with an aggregate notional amount of $337.3 million and an aggregate net loss of approximately $1.0 million hedging subordinated debt. The net loss was deferred and included in the basis of the hedged debt and is being amortized into earnings over the remaining life of the debt. There were no hedging gains or losses resulting from hedge ineffectiveness recognized for the three or nine months ended September 2007. The Company recognized losses due to hedge ineffectiveness of approximately $78,000 for the three months ended September 30, 2006 and approximately $205,000 for the nine months ended September 30, 2006. There were no interest rate swaps used as fair value hedges as of September 30, 2007.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (through June 2008). The estimated amount of losses to be reclassified into earnings within the next 12 months is $4.8 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three or nine months ended September 30, 2007 or for the three or nine months ended September 30, 2006.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $19.2 million at September 30, 2007. The fair value of the origination commitments was a loss of approximately $89,000 at September 30, 2007, which was offset by a gain of approximately $89,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on loans held for sale. The notional value of the forward sales commitments at September 30, 2007 was $1.25 billion, of which $1.22 billion was designated as fair value hedges. The fair value of the sales commitments not designated as hedges was a loss of approximately $16,000 at September 30, 2007. The fair value of the forward sales commitments designated as hedges was a gain of $4.4 million at September 30, 2007, which was offset by a loss of $4.4 million on the hedged loans held for sale.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. However, there were no option contracts outstanding at September 30, 2007.

Note 12: Long-Term Borrowings

Long-term debt is summarized as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	378,244	376,114
Junior subordinated debt	108,264	299,078
FHLB borrowings	3,107,098	1,835,228
Capital lease obligations	3,596	4,128

Total	$3,604,927	$2,522,273

During the third quarter of 2007, the Company paid off $100 million of FHLB borrowings with an interest rate of 4.88%, redeemed $15 million of trust preferred securities, representing $15.5 million in junior subordinated debt, which carried an interest rate of 8.76% and borrowed $800 million from the FHLB with maturities of the advances ranging from seven to ten years. Of the borrowed amount, $125 million has a current floating interest rate of one-month LIBOR minus 1.75%. The remaining borrowed funds have interest rates ranging from 3.661% to 4.46%. The FHLB has the right to convert these interest rates from a fixed rate to a variable rate beginning one year after the origination date.

During the second quarter of 2007, $30 million of FHLB borrowings matured with interest rates ranging from 3.76% to 3.85%. In June, the Company redeemed $100 million of trust preferred securities, representing $103 million in junior subordinated debt, which carried an interest rate of 8.32%, and incurred a $2.5 million loss to extinguish the debt.

During the first quarter of 2007, the Company borrowed $600 million from the FHLB with maturities ranging from seven to ten years with current interest rates of three-month LIBOR minus amounts ranging from 1.00% to 1.10%. The FHLB has the right to call these advances quarterly beginning one year after the origination date. In February, the Company redeemed $70 million of trust preferred securities, representing $72 million in junior subordinated debt, which carried an interest rate of 8.92%, and incurred a $4.4 million loss to extinguish the debt.

There have been no other material changes in BancGroup’s long-term debt. Refer to the Company’s 2006 Annual Report on Form 10-K for additional information.

Note 13: Minority Interest/REIT Preferred Securities

In May 2007, CBG Florida REIT Corp. (Florida REIT), a Florida corporation, issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock. The Florida REIT is an indirect subsidiary of BancGroup and Colonial Bank. The Florida REIT is qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Florida REIT’s assets consist primarily of participation interests in mortgage loans secured by commercial property in the State of Florida that were originated by the Bank.

Dividends on the preferred stock are payable as declared by the Florida REIT’s board of directors on a non-cumulative basis at an annual rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% thereafter. Dividends will be payable semi-annually through May 15, 2012, and quarterly thereafter. The dividends are reflected, before tax, as minority interest expense in the BancGroup’s consolidated statements of income.

The Florida REIT may, at its option and subject to certain restrictions, redeem the preferred stock in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter.

Note 14: Pension Plan

BancGroup and its subsidiaries sponsor a pension plan that was closed to new employees on December 31, 2005, and for which the compensation amount and years of service for the future benefits calculation for participants were also set on December 31, 2005. During the third quarter of 2007, BancGroup contributed $5 million to the pension plan. Based on current actuarial projections, BancGroup will not be required to make any further contributions to the pension plan in 2007.

The following table reflects the components of net periodic benefit income for the pension plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$1,127	$(361)	$2,580	$2,001
Expected return on plan assets	(1,761)	513	(3,970)	(2,873)

Net periodic benefit cost	$(634)	$152	$(1,390)	$(872)

Note 15: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) for the three months ended September 30, 2007 and 2006 was $447,000 and $872,000, respectively. The related income tax benefit was $27,000 and $189,000, respectively. Total compensation cost for stock-based compensation awards for the nine months ended September 30, 2007 and 2006 was $2.4 million and $2.7 million, respectively. The related income tax benefit was $472,000 and $552,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,595,884	$17.08

Granted	802,730	25.75
Exercised	(477,132)	13.38
Cancelled	(297,366)	22.27

Outstanding at September 30, 2007	3,624,116	$19.06

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30, 2007
Expected option term	5.33 years
Weighted average expected volatility	21.12%
Weighted average risk-free interest rate	4.70%
Weighted average expected annual dividend yield	2.70%

The following table summarizes BancGroup’s restricted stock activity since December 31, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	466,839	$21.70

Granted	188,954	25.67
Vested	(10,410)	17.71
Cancelled	(132,575)	21.63

Nonvested at September 30, 2007	512,808	$23.26

Note 16: Income Taxes

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

Note 17: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2007
Basic EPS	$69,355	153,536	$0.45	$171,953	153,358	$1.12
Income from continuing operations
Effect of dilutive instruments:
Options and nonvested restricted stock		784			952

Diluted EPS	$69,355	154,320	$0.45	$171,953	154,310	$1.11

2006
Basic EPS	$68,032	153,813	$0.44	$199,570	153,968	$1.30
Income from continuing operations
Effect of dilutive instruments:
Options and nonvested restricted stock		1,141			1,249

Diluted EPS	$68,032	154,954	$0.44	$199,570	155,217	$1.29

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1,933,000 and 1,621,000 for the three and nine months ended September 30, 2007, respectively, and 955,000 for both the three months and nine months ended September 30, 2006.

Note 18: Segment Information

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

The results for these segments are based on our management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earnings credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each banking segment is based on their actual net charge-off experience. The provision for loan losses included in the mortgage warehouse segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. The following tables present condensed statements of income along with total assets and total deposits for each of Colonial’s segments for the three and nine months ended September 30, 2007 and 2006:

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Three Months Ended September 30, 2007
Net interest income before intersegment income / expense	$80,531	$50,636	$13,789	$20,121	$14,903	$26,405	$(10,374)	$196,011
Intersegment interest income / expense	1,144	(28,002)	19,149	(8,262)	(2,710)	(11,573)	30,254	—

Net interest income	81,675	22,634	32,938	11,859	12,193	14,832	19,880	196,011
Provision for loan losses	2,074	(150)	7,631	446	141	129	(5,471)	4,800
Noninterest income	18,535	6,538	12,706	2,698	1,914	1,806	8,761	52,958
Noninterest expense	50,372	2,585	20,052	6,094	5,775	7,686	42,387	134,951
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	5,336	5,336

Income/(loss) before income taxes	$47,764	$26,737	$17,961	$8,017	$8,191	$8,823	$(13,611)	103,882

Income taxes								34,527

Net Income								$69,355

Total Assets	$11,403,781	$3,076,091	$4,009,515	$1,413,308	$1,029,184	$1,579,079	$2,033,108	$24,544,066
Total Deposits	$9,113,148	$1,250,414	$3,970,979	$731,220	$678,954	$696,367	$493,559	$16,934,641

Three Months Ended September 30, 2006
Net interest income before intersegment income / expense	$89,374	$45,837	$28,027	$20,223	$13,376	$22,288	$(28,573)	$190,552
Intersegment interest income / expense	1,432	(27,948)	9,972	(7,064)	(1,352)	(8,639)	33,599	—

Net interest income	90,806	17,889	37,999	13,159	12,024	13,649	5,026	190,552
Provision for loan losses	(2,641)	(404)	4,649	166	70	106	(496)	1,450
Noninterest income	15,802	6,688	12,069	2,256	1,764	1,441	5,942	45,962
Noninterest expense	50,861	2,002	21,306	5,946	5,756	7,260	38,854	131,985

Income/(loss) before income taxes	$58,388	$22,979	$24,113	$9,303	$7,962	$7,724	$(27,390)	103,079

Income taxes								35,047

Net Income								$68,032

Total Assets	$10,291,839	$2,261,096	$3,883,871	$1,400,381	$948,537	$1,372,061	$2,254,778	$22,412,563
Total Deposits	$8,857,603	$479,093	$3,776,118	$845,915	$749,334	$662,800	$424,349	$15,795,212

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Nine Months Ended September 30, 2007
Net interest income before intersegment income / expense	$246,597	$137,316	$51,525	$61,354	$42,500	$75,376	$(48,495)	$566,173
Intersegment interest income / expense	1,611	(77,055)	51,777	(23,884)	(6,808)	(32,129)	86,488	—

Net interest income	248,208	60,261	103,302	37,470	35,692	43,247	37,993	566,173
Provision for loan losses	4,545	(441)	12,835	2,248	185	430	(6,647)	13,155
Noninterest income	54,662	20,941	38,366	9,813	5,746	5,180	(7,750)	126,958
Noninterest expense	153,303	6,827	61,604	17,788	18,120	22,637	134,297	414,576
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	7,648	7,648

Income/(loss) before income taxes	$145,022	$74,816	$67,229	$27,247	$23,133	$25,360	$(105,055)	257,752

Income taxes								85,799

Net Income								$171,953

Nine Months Ended September 30, 2006
Net interest income before intersegment income / expense	$272,792	$117,213	$90,393	$59,969	$39,256	$63,163	$(71,987)	$570,799
Intersegment interest income / expense	2,012	(67,480)	24,541	(19,903)	(2,878)	(22,764)	86,472	—

Net interest income	274,804	49,733	114,934	40,066	36,378	40,399	14,485	570,799
Provision for loan losses	2,067	(1,174)	11,006	(51)	131	485	6,278	18,742
Noninterest income	45,684	19,906	33,188	7,575	4,989	3,693	24,358	139,393
Noninterest expense	150,945	6,392	62,628	18,179	17,036	20,738	113,154	389,072

Income/(loss) before income taxes	$167,476	$64,421	$74,488	$29,513	$24,200	$22,869	$(80,589)	302,378

Income taxes								102,808

Net Income								$199,570

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies. The Colonial BancGroup, Inc. (BancGroup, Colonial or the Company) recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation. Information concerning these policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis in BancGroup’s 2006 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2007, Colonial changed its accounting policies for income taxes as a result of the adoption of a new accounting standard. There were no significant changes in the other critical accounting policies during the first nine months of 2007.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $24.5 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage originations and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At September 30, 2007, BancGroup’s branch network consisted of 323 offices in Florida, Alabama, Georgia, Nevada and Texas.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$14,480	59%	$10,364	61%	183	57%
Alabama	4,010	16%	3,971	24%	90	28%
Texas	1,579	7%	696	4%	16	5%
Georgia	1,413	6%	731	4%	19	6%
Nevada	1,029	4%	679	4%	15	4%
Corporate/Treasury/Other	2,033	8%	494	3%	—	0%

Total	$24,544	100%	$16,935	100%	323	100%

Colonial reported net income of $69.4 million for the quarter ended September 30, 2007, compared to $68.0 million for the same quarter in 2006. The Company reported earnings per diluted share of $0.45 for the quarter ended September 30, 2007, compared to $0.44 for the same quarter in 2006. For the nine months ended September 30, 2007, the Company reported net income of $172.0 million, or $1.11 per diluted share, compared to $199.6 million, or $1.29 per diluted share, for the same period in 2006.

Business Combinations

On June 1, 2007, Colonial completed the acquisition of Miami, Florida based Commercial Bankshares, Inc. (Commercial) and its subsidiary Commercial Bank of Florida. On June 1, 2007, Commercial had approximately $1.1 billion in assets, $822 million in deposits and $601 million in loans. The acquisition of Commercial added 12 full-service branches to Colonial’s franchise in Miami-Dade and Broward counties. Total consideration for the transaction was approximately $319.4 million.

On July 18, 2007, Colonial announced the signing of a definitive agreement to acquire Lakeland, Florida based Citrus & Chemical Bancorporation, Inc. (C&C) and its subsidiary Citrus & Chemical Bank. As of September 30, 2007, C&C had approximately $868 million in assets, $689 million in deposits and $527 million in loans. Citrus & Chemical Bank currently operates 10 full service branches in Polk County. On the date of the agreement, the value of the transaction was approximately $219 million, 50% to be paid in cash and 50% in BancGroup stock. This transaction is expected to close in early December 2007.

REVIEW OF RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income represents the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities as well as their rates, can significantly impact net interest income. The net interest margin is fully tax equivalent net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully tax equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Beginning in 2004, short-term rates increased at a faster pace than long-term rates. The short-term rates were driven by rate increases by the Federal Reserve while the long-term rates were driven by market supply and demand for debt instruments. The yield curve flattened during this period and ultimately inverted in 2006. Short-term and long-term Treasury rates have remained below the Federal Reserve’s overnight borrowing rate for banks (the Federal Funds rate) which remained constant at 5.25% from June 2006 to September 2007. On September 18, 2007, the Federal Reserve Board cut the Federal Funds rate 50 basis points to 4.75%. While the yield curve remains inverted at September 30, 2007, the difference between the overnight borrowing rate and long-term Treasury rates has narrowed. The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past five quarters.

The Company’s net interest income, on a tax equivalent basis, increased $7.1 million, or 4%, for the three months ended September 30, 2007, as compared to the same period of the prior year. The increase in net interest income was primarily caused by increased volumes of average earning assets coupled with a modest increase in yields. Average earning assets grew $698 million, or 3%, while the yield on average earning assets increased 6 basis points to 7.32%. Yields on average earning assets increased 2 basis points more than the cost of interest bearing liabilities. The increase in average earning assets coupled with the slight improvement in yields resulted in net interest margin expansion of 1 basis point to 3.65%.

For the nine months ended September 30, 2007, the Company’s net interest income, on a tax equivalent basis, decreased $1.5 million, or less than 1%, as compared to the same period of the prior year. The decrease in net interest income was primarily caused by higher funding costs which more than offset the increase in earning assets. Average earning assets grew $931 million, or 5%, while the yield on average earning assets increased 22 basis points to 7.31%. Funding costs increased 18 basis points more than the yield on average earning assets. The increased funding costs resulted in net interest margin compression of 18 basis points to 3.59%.

Interest Earning Assets

Average earning assets, as shown below, consist primarily of loans, securities and loans held for sale. For the three and nine months ended September 30, 2007, approximately 63% and 64%, respectively, of BancGroup’s average earning assets were variable, adjustable or short-term in nature, and the rate of earnings on those assets change when market rates change.

Average Funding

Average funding, as shown below, consists primarily of deposits and wholesale borrowings. Average funding grew $1.2 billion, or 5%, and $1.3 billion, or 6%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The cost of average interest bearing liabilities increased 4 basis points to 4.34% and 40 basis points to 4.38% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin.

Average Volume and Rates

	Three Months Ended September 30,
	2007			2006
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Loans, net of unearned income(1)	$15,312,020	$296,369	7.69%	$15,505,474	$302,440	7.75%
Loans held for sale(1)	1,637,193	29,572	7.17%	1,679,498	28,847	6.81%
Securities(1)	3,087,712	44,944	5.82%	3,034,885	38,928	5.13%
Securities purchased under agreements to resell	1,467,957	25,616	6.93%	584,823	10,346	7.02%
Other interest earning assets	78,987	977	4.91%	80,852	1,041	5.11%

Total interest earning assets(2)	21,583,869	$397,478	7.32%	20,885,532	$381,602	7.26%

Nonearning assets(1)	2,288,847			1,805,836

Total assets	$23,872,716			$22,691,368

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,412,818	$50,106	3.10%	$6,135,539	$46,922	3.03%
Time deposits(1)	7,320,067	92,111	4.99%	6,837,604	78,424	4.55%

Total interest bearing deposits	13,732,885	142,217	4.11%	12,973,143	125,346	3.83%
Repurchase agreements	562,344	5,826	4.11%	849,080	9,816	4.59%
Federal funds purchased and other short-term borrowings	655,125	8,474	5.13%	1,509,855	20,338	5.34%
Long-term debt(1)	3,290,566	43,005	5.19%	2,294,281	35,255	6.11%

Total interest bearing liabilities	18,240,920	$199,522	4.34%	17,626,359	$190,755	4.30%

Noninterest bearing demand deposits	2,949,526			2,926,347
Other liabilities(1)	213,124			140,766

Total liabilities	21,403,570			20,693,472
Minority interest/REIT preferred securities	293,244			—
Shareholders’ equity	2,175,902			1,997,896

Total liabilities and shareholders’ equity	$23,872,716			$22,691,368

RATE DIFFERENTIAL			2.98%			2.96%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$197,956	3.65%		$190,847	3.64%

Taxable equivalent adjustments(2):
Loans		(247)			(75)
Securities		(1,698)			(220)

Total taxable equivalent adjustments		(1,945)			(295)

Net interest income		$196,011			$190,552

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$13,732,885	$142,217	4.11%	$12,973,143	$125,346	3.83%
Noninterest bearing demand deposits	2,949,526	—	—	2,926,347	—	—

Total average deposits	$16,682,411	$142,217	3.38%	$15,899,490	$125,346	3.13%

(1)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.
(2)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

	Three Months Ended September 30, 2007 Change from September 30, 2006
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(6,071)	$(3,726)	$(2,345)
Loans held for sale	725	(799)	1,524
Securities	6,016	781	5,235
Securities purchased under agreements to resell	15,270	15,403	(133)
Other interest earning assets	(64)	(23)	(41)

Total interest income	15,876	11,636	4,240

INTEREST EXPENSE:
Interest bearing non-time deposits	3,184	2,101	1,083
Time deposits	13,687	6,104	7,583
Repurchase agreements	(3,990)	(2,963)	(1,027)
Federal funds purchased and other short-term borrowings	(11,864)	(11,065)	(799)
Long-term debt	7,750	13,070	(5,320)

Total interest expense	8,767	7,247	1,520

Net interest income	$7,109	$4,389	$2,720

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income increased $16 million for the three months ended September 30, 2007, as compared to the same period of the prior year. This increase was driven by an increase of $698 million in average earning assets as well as an increase of 6 basis points in the yield earned on those assets. The drivers of these changes are more fully described below.

For the three months ended September 30, 2007, interest income on loans decreased $6 million, as compared to the same period of the prior year. The decrease was the result of a $193 million decrease in average loan volume as well as a 6 basis point decrease in the yield earned on those balances. The decrease in volume was the result of decelerating demand for new loans while existing loans continue to pay down or pay off.

Interest income on loans held for sale increased $725,000 for the three months ended September 30, 2007, as compared to the same period of the prior year. Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgage loans and other loans held for sale. A small decrease in average volume of $42 million, or 3%, was mitigated by a 36 basis point increase in the average rate on loans held for sale. The decrease in volume was directly attributable to the overall declines in the mortgage markets. The yield on loans held for sale is influenced by the prevailing market rates which were higher in the three months ended September 30, 2007 than they were in the same period of the prior year.

Interest income on securities increased $6 million for the three months ended September 30, 2007, as compared to the same period of the prior year. The increase was primarily the result of a 69 basis point increase in yield on the average balances as well as a $53 million, or 2%, increase in average volume. The Company restructured its securities portfolio selling approximately one-third of the total portfolio and reinvesting into higher yielding securities. For more information, refer to the Securities section of Management’s Discussion and Analysis.

For the three months ended September 30, 2007, interest income from securities purchased under agreements to resell increased $15 million, as compared to the same period of the prior year. The primary driver of the increase was the $883 million, or 151%, increase in average volume. During the first quarter of 2007, the Company invested $500 million in new securities purchased under agreements to resell, yielding 6.70%. The remaining increase of $383 million was the result of growth in securities purchased under agreements to resell generated by the Company’s mortgage warehouse division. The average yield earned on total securities purchased under agreements to resell decreased by 9 basis points from the same period of the prior year.

Interest expense increased approximately $9 million for the three months ended September 30, 2007, as compared to the same period of the prior year. The Company’s average funding costs for interest bearing liabilities increased 4 basis points to 4.34%. Including the impact of noninterest bearing deposits, average funding costs increased 5 basis points to 3.74%. The drivers of the increase in funding costs are described below.

For the three months ended September 30, 2007, interest expense on interest bearing non-time deposits and time deposits increased $3 million and $14 million, respectively, as compared to the same period of the prior year. With increased market rates during 2006 and 2007, deposit customers migrated from low or no cost transaction accounts to higher cost deposits. As a result of customer preference for higher cost deposits and the continued maturities of time deposits in a higher rate environment, the Company’s total cost of deposits increased 25 basis points to 3.38%. Average interest bearing non-time deposits increased $277 million, or 5%, while the rate on those deposits increased 7 basis points. Average time deposits increased $482 million, or 7%, while the rate on time deposits increased 44 basis points. Approximately 70% of the Company’s September 30, 2007 time deposits will re-price during the next six months. Total average deposits funded 77% of the Company’s average earning assets for the three months ended September 30, 2007, compared to 76% for the same period of the prior year.

The growth in deposits exceeded total earning asset growth; therefore, Colonial utilized excess funds to reduce total wholesale borrowings for the three months ended September 30, 2007, as compared to the same period of the prior year. The total cost of wholesale borrowings decreased $8 million driven by a decrease in both average borrowings and in the rate paid on those borrowings. Average wholesale borrowings decreased $145 million, or 3%. With the inverted yield curve, the Company shifted the components of wholesale borrowings to lower cost long-term borrowings. The cost of average wholesale borrowings decreased 53 basis points to 5.05%. The decline in the cost of average wholesale borrowings was the result of the Company replacing higher rate short-term and long-term borrowings with lower cost long-term debt. For more information, refer to the Wholesale Borrowings section of Management’s Discussion and Analysis.

Average Volume and Rates

	Nine Months Ended September 30,
	2007			2006
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(In thousands)
ASSETS:
Loans, net of unearned income(1)	$15,257,881	$883,076	7.74%	$15,298,116	$864,116	7.55%
Loans held for sale(1)	1,603,221	83,733	6.98%	1,345,000	67,531	6.71%
Securities(1)	2,982,418	124,387	5.56%	2,962,274	112,280	5.05%
Securities purchased under agreements to resell	1,280,597	66,073	6.90%	592,453	29,688	6.70%
Other interest earning assets	81,307	3,086	5.07%	76,278	2,739	4.80%

Total interest earning assets(2)	21,205,424	$1,160,355	7.31%	20,274,121	$1,076,354	7.09%

Nonearning assets(1)	2,138,957			1,796,488

Total assets	$23,344,381			$22,070,609

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,367,451	$148,251	3.11%	$6,093,033	$122,501	2.69%
Time deposits(1)	7,117,085	266,119	5.00%	6,647,138	213,691	4.30%

Total interest bearing deposits	13,484,536	414,370	4.11%	12,740,171	336,192	3.53%
Repurchase agreements	611,590	19,708	4.31%	872,460	27,501	4.21%
Federal funds purchased and other short-term borrowings	816,462	32,155	5.27%	1,092,568	41,433	5.07%
Long-term debt(1)	3,084,463	123,881	5.37%	2,256,429	99,507	5.89%

Total interest bearing liabilities	17,997,051	$590,114	4.38%	16,961,628	$504,633	3.98%

Noninterest bearing demand deposits	2,889,110			2,997,209
Other liabilities(1)	180,669			136,661

Total liabilities	21,066,830			20,095,498
Minority interest/REIT preferred securities	140,627			—
Shareholders’ equity	2,136,924			1,975,111

Total liabilities and shareholders’ equity	$23,344,381			$22,070,609

RATE DIFFERENTIAL			2.93%			3.11%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$570,241	3.59%		$571,721	3.77%

Taxable equivalent adjustments(2):
Loans		(626)			(232)
Securities		(3,442)			(690)

Total taxable equivalent adjustments		(4,068)			(922)

Net interest income		$566,173			$570,799

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$13,484,536	$414,370	4.11%	$12,740,171	$336,192	3.53%
Noninterest bearing demand deposits	2,889,110	—	—	2,997,209	—	—

Total average deposits	$16,373,646	$414,370	3.38%	$15,737,380	$336,192	2.86%

(1)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.
(2)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

	Nine Months Ended September 30, 2007 Change from September 30, 2006
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$18,960	$(2,780)	$21,740
Loans held for sale	16,202	13,486	2,716
Securities	12,107	776	11,331
Securities purchased under agreements to resell	36,385	35,499	886
Other interest earning assets	347	193	154

Total interest income	84,001	47,174	36,827

INTEREST EXPENSE:
Interest bearing non-time deposits	25,750	6,610	19,140
Time deposits	52,428	17,626	34,802
Repurchase agreements	(7,793)	(8,446)	653
Federal funds purchased and other short-term borrowings	(9,278)	(10,912)	1,634
Long-term debt	24,374	33,150	(8,776)

Total interest expense	85,481	38,028	47,453

Net interest income	$(1,480)	$9,146	$(10,626)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income increased $84 million for the nine months ended September 30, 2007, as compared to the same period of the prior year. This increase was driven by an increase of $931 million in average earning assets as well as an increase of 22 basis points in the yield earned on those assets.

For the nine months ended September 30, 2007, interest income on loans increased $19 million, as compared to the same period of the prior year. The increase was the result of a 19 basis point increase in the yield earned on average loans which more than offset a $40 million decrease in average loan volume. The decrease in volume was the result of decelerating demand for new loans while existing loans continue to pay down or pay off.

Interest income on loans held for sale increased $16 million for the nine months ended September 30, 2007, as compared to the same period of the prior year. The main contributor to the increase was the $258 million, or 19%, increase in average volume coupled with a 27 basis point increase in the average rate on loans held for sale. The increase in volume was attributable to increases in short-term participations purchased by the Company’s mortgage warehouse lending division. The yield on loans held for sale is influenced by the prevailing market rates which were higher in the nine months ended September 30, 2007 than they were in the same period of the prior year.

Interest income on securities increased $12 million for the nine months ended September 30, 2007, as compared to the same period of the prior year. The increase was primarily the result of a 51 basis point increase in yield on the average balances as well as a $20 million, or less than 1%, increase in average volume. The Company restructured its securities portfolio selling approximately one-third of the total portfolio and reinvesting into higher yielding securities. For more information, refer to the Securities section of Management’s Discussion and Analysis.

For the nine months ended September 30, 2007, interest income from securities purchased under agreements to resell increased $36 million, as compared to the same period of the prior year. The primary driver of the increase was the $688 million, or 116%, increase in average volume. During the first quarter of 2007, the Company invested $500 million in new securities purchased under agreements to resell yielding 6.70%. For the nine months ended September 30, 2007, these securities purchased under agreements to resell had an average balance of $473 million. The remaining increase of $215 million was the result of growth in securities purchased under agreements to resell generated by the Company’s mortgage warehouse division. The yield earned on total securities purchased under agreements to resell increased by 20 basis points from the same period of the prior year.

Interest expense increased $85 million for the nine months ended September 30, 2007, as compared to the same period of the prior year. During that period, the Company’s average funding costs for interest bearing liabilities increased 40 basis points to 4.38%. Including the impact of noninterest bearing deposits, average total funding costs also increased 40 basis points to 3.78%. The drivers of the increase in funding costs are described below.

For the nine months ended September 30, 2007, interest expense on interest bearing non-time deposits and time deposits increased $26 million and $52 million, respectively, as compared to the same period of the prior year. With increased market rates during 2006 and 2007, deposit customers migrated from low or no cost transaction accounts to higher cost deposits. As a result of customer preference for higher cost deposits and the continued maturities of time deposits in a higher rate environment, the Company’s total cost of deposits increased 52 basis points to 3.38%. Average interest bearing non-time deposits increased $274 million, or 5%, while the rate on those deposits increased 42 basis points. Average time deposits increased $470 million, or 7%, while the rate on time deposits increased 70 basis points. Approximately 70% of the Company’s September 30, 2007 time deposits will re-price during the next six months. Total average deposits funded 77% of the Company’s average earning assets for the nine months ended September 30, 2007, compared to 78% for the same period of the prior year.

The total cost of wholesale borrowings increased $7 million for the nine months ended September 30, 2007, as compared to the same period of the prior year. This increase was driven by an increase in average borrowings partially offset by a decrease in the rate paid on those borrowings. As earning asset growth exceeded deposit growth, Colonial increased average wholesale borrowings by $291 million, or 7%. With the inverted yield curve, the Company shifted the components of wholesale borrowings to lower cost long-term borrowings. The cost of average wholesale borrowings decreased 13 basis points to 5.20%. The decline in the rate paid on average wholesale borrowings was the result of the Company replacing higher rate short-term and long-term borrowings with lower cost long-term debt. For more information, refer to the Wholesale Borrowings section of Management’s Discussion and Analysis.

Loan Loss Provision

The provision for loan losses for the three and nine months ended September 30, 2007 was $4.8 million and $13.2 million, respectively, compared to $1.5 million and $18.7 million for the same periods of the prior year. Net charge-offs for the three and nine months ended September 30, 2007 were $10.4 million and $20.2 million, or an annualized 0.27% and 0.18% as a percentage of average net loans, respectively, compared to $2.5 million and $13.7 million, or an annualized 0.06% and 0.12% as a percentage of average net loans, respectively, for the same periods of the prior year. BancGroup’s allowance for loan losses was 1.14% of period end net loans at September 30, 2007, compared to 1.13% at December 31, 2006 and 1.14% at September 30, 2006.

Noninterest Income

The following table shows the dollar and percentage change in noninterest income by category for the three and nine months ended September 30, 2007, compared to the same periods of the prior year. Core noninterest income increased $7.2 million, or 16%, and $19.9 million, or 15%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year.

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$19,376	$16,642	$2,734	16.4%	$55,749	$46,187	$9,562	20.7%
Electronic banking	4,923	4,470	453	10.1	13,972	12,856	1,116	8.7
Other retail banking fees	2,794	3,618	(824)	(22.8)	9,661	10,893	(1,232)	(11.3)

Retail banking fees	27,093	24,730	2,363	9.6	79,382	69,936	9,446	13.5
Financial planning services	4,506	3,944	562	14.2	12,611	10,738	1,873	17.4
Mortgage banking origination and sales	3,236	3,154	82	2.6	10,083	9,834	249	2.5
Mortgage warehouse fees	5,936	6,105	(169)	(2.8)	19,223	18,388	835	4.5
Bank-owned life insurance	5,070	4,242	828	19.5	15,027	12,157	2,870	23.6
Other income	7,117	3,631	3,486	96.0	15,791	11,127	4,664	41.9

Core noninterest income	52,958	45,806	7,152	15.6	152,117	132,180	19,937	15.1
Securities and derivatives gains, net	—	156	(156)	NM	2,097	4,384	(2,287)	(52.2)
Securities restructuring charges	—	—	—	NM	(36,006)	—	(36,006)	NM
Gain on sale of mortgage loans	—	—	—	NM	3,850	—	3,850	NM
Gain on sale of merchant services	—	—	—	NM	4,900	—	4,900	NM
Gain on sale of Goldleaf	—	—	—	NM	—	2,829	(2,829)	NM

Total noninterest income	$52,958	$45,962	$6,996	15.2%	$126,958	$139,393	$(12,435)	(8.9)%

The increase in retail banking fees was primarily in service charges on deposit accounts which is comprised of nonsufficient funds fees and service charges on consumer and commercial deposit accounts. Nonsufficient funds fees is the largest component of the increase and represented 73% and 72% of total service charges on deposit accounts for the three and nine months ended September 30, 2007, respectively, as compared to 67% in both the three and nine months ended September 30, 2006. The increase in nonsufficient funds fees for both the three and nine months ended September 30, 2007 is primarily due to an increase in the number of customer accounts as well as customers maintaining lower balances in those accounts.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased for the three and nine months ended September 30, 2007 primarily because of an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retail banking fees decreased for both the three and nine months ended September 30, 2007, compared to the same periods of the prior year, primarily due to the Company’s sale of its merchant services contracts in April 2007. Colonial recorded a $4.9 million gain on the sale of these contracts and entered into an agent bank agreement with its third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue to offer those services to its customer base. Colonial will retain a portion of the fee income from existing contracts and will receive referral fees in the future for new contracts.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Financial planning services increased for both the three and nine months ended September 30, 2007, as compared to the same periods of the prior year, primarily due to increased volumes of variable annuities and insurance products sold, partially offset by a decline in the volume of securities sold and in trust revenues.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking origination and sales income increased 2.6% and 2.5% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The primary driver of this income is the volume of loans sold. Sales volume increased $1.4 million, or 1%, and $2.5 million, or less than 1%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The remaining increase is the result of improved delivery execution.

Mortgage warehouse fees are comprised of three revenue streams: servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits (conduits), custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. Total mortgage warehouse fees decreased $169,000 and increased $835,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. Custodial fees increased $351,000 and $1.4 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The increases in custodial fees were due to higher volume from existing customers. The overall decrease for the three months and the partial offset of the increase for the nine months ended September 30, 2007, as compared to the same periods of the prior year, were the result of lower servicing and other fees caused by the $500 million reduction in mortgage warehouse assets sold to the conduits in April 2007 and decreased spreads on the remaining assets in the conduits.

Income from bank-owned life insurance (BOLI) increased for both the three and nine months ended September 30, 2007, as compared to the same periods of the prior year, primarily due to the purchase of an additional $100 million of BOLI in December of 2006.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and other assets and several other small items. The increase for the three months ended September 30, 2007, as compared to the same period of the prior year, was primarily from gain on sale of bank premises as well as the sale-leaseback of an additional 24 bank locations. The increase in other income for the nine months ended September 30, 2007, as compared to the same period of the prior year, was primarily from increased revenues from joint ventures and the aforementioned gain on sale of bank premises.

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company made the decision to restructure its securities portfolio and declared its intent to sell $1.2 billion in available for sale securities and recorded an impairment loss of $36 million. The securities were subsequently sold in April 2007. The Company did not have any recognized gain or loss from the sale of securities for the three months ended September 30, 2007, but did recognize a net gain of $156,000 from the sale of $151 million of securities for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company recorded gains of $2.1 million from the sale of $163 million in debt securities and $899,000 of equity securities. For the nine months ended September 30, 2006, the Company recorded gains of $1.9 million from the sale of $632 million in debt securities, and a gain of $2.5 million related to trading derivatives with total notional value of approximately $155 million.

The Company sold approximately $490 million in adjustable rate residential real estate loans on March 30, 2007 and recognized a $3.9 million gain.

The Company sold its investment in Goldleaf during January 2006. The Company recognized a gain of $2.8 million on the sale.

Noninterest Expense

The following table shows the dollar and percentage change in noninterest expense by category for the three and nine months ended September 30, 2007 compared to the same periods of the prior year. Core noninterest expense increased $1.7 million, or 1%, and $12.3 million, or 3%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. Annualized core noninterest expense to average assets was 2.24% and 2.29% for the three and nine months ended September 30, 2007, respectively, as compared to 2.33% and 2.35% for the three and nine months ended September 30, 2006, respectively.

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)
Salaries and employee benefits	$68,345	$72,472	$(4,127)	(5.7)%	$208,155	$212,180	$(4,025)	(1.9)%
Occupancy expense of bank premises, net	19,634	17,188	2,446	14.2	56,861	49,128	7,733	15.7
Furniture and equipment expenses	13,226	12,333	893	7.2	39,698	35,632	4,066	11.4
Professional services	4,967	4,340	627	14.4	13,695	13,692	3	0.0
Electronic banking and other retail banking expenses	5,766	3,061	2,705	88.4	15,485	9,102	6,383	70.1
Amortization of intangible assets	3,500	3,051	449	14.7	9,752	9,159	593	6.5
Communications	2,677	2,838	(161)	(5.7)	8,568	7,926	642	8.1
Postage and courier	2,589	2,798	(209)	(7.5)	7,920	8,069	(149)	(1.8)
Advertising	1,570	2,278	(708)	(31.1)	7,468	8,268	(800)	(9.7)
Travel	1,586	2,129	(543)	(25.5)	5,275	6,073	(798)	(13.1)
Other expenses	9,838	9,497	341	3.6	28,448	29,843	(1,395)	(4.7)

Core noninterest expense	133,698	131,985	1,713	1.3	401,325	389,072	12,253	3.1
Severance expense	500	—	500	NM	4,045	—	4,045	NM
Merger related expense	753	—	753	NM	2,298	—	2,298	NM
Net losses related to the early extinguishment of debt	—	—	—	NM	6,908	—	6,908	NM

Total noninterest expense	$134,951	$131,985	$2,966	2.2%	$414,576	$389,072	$25,504	6.6%

Salaries and benefits decreased for both the three and nine months ended September 30, 2007, as compared to the same periods of the prior year. The change was primarily due to decreases in incentives, retirement plan related expenses, commissions, and stock based compensation. The Company’s average full-time equivalent number of employees numbered 4,511 and 4,551 for the three and nine months ended September 30, 2007, respectively, compared to 4,686 and 4,654 for the three and nine months ended September 30, 2006, respectively.

The increases in occupancy and furniture and equipment expenses were primarily the result of increased rent expense, repairs and maintenance, property taxes and increased information technology costs all arising from the expansion of Colonial’s franchise. The total number of branches in Colonial’s franchise increased from 303 at September 30, 2006 to 323 at September 30, 2007.

Professional services increased for the three months but remained relatively unchanged for the nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The increase is primarily due to an increase in technology related services, partially offset by a reduction in legal fees.

Electronic banking and other retail banking expenses are comprised of electronic banking costs, customer supplies, processing service charges, fraud and operating losses, and other expenses, all of which increased due to growth in customer accounts and overall revenues.

For the three months ended September 30, 2007, as compared to the same period of the prior year, communications expenses decreased slightly as a result of data transmission cost reductions. Communications expenses increased for the nine months ended September 30, 2007, as compared to the same period of the prior year, due to an increase in the costs related to the transmission of data for ATMs, internet and network lines, and dedicated lines for alarm systems related to the increase in the number of branches.

Advertising expense decreased for the three and nine months ended September 30, 2007, as compared to the same period of the prior year. The decrease for the three month period was due to a decrease in deposit advertising costs and public relations spending, while the decrease for the nine month period was primarily due to a decrease in public relations spending.

Travel expenses decreased for both the three and nine months ended September 30, 2007, as compared to the same period of the prior year, primarily due to an increased focus on controls for both travel and entertainment costs.

For the three and nine months ended September 30, 2007, other expenses increased and decreased, respectively, as compared to the same period of the prior year. The primary driver of the increased cost for the three month period was an increase in regulatory assessments partially offset by decreases in other expense categories. The decrease for the nine month period was driven primarily by reduced office supplies and contracted resources expense, partially offset by an increase in regulatory assessments.

Severance expense relates to costs incurred from reduction in force efforts in 2007 and costs incurred related to the displaced employees arising from the sale of the merchant services contracts during the second quarter of 2007.

Merger related expenses were the result of the Commercial Bankshares, Inc. acquisition and the pending Citrus & Chemical Bancorporation, Inc. acquisition.

During the first quarter of 2007, the Company redeemed $70 million of trust preferred securities and incurred a $4.4 million net loss related to the early extinguishment of debt. In the second quarter of 2007, the Company redeemed $100 million of trust preferred securities and incurred a $2.5 million net loss related to the early extinguishment of debt. In the third quarter of 2007, the Company redeemed $15 million of trust preferred securities at its first eligible call date and incurred no net loss on extinguishment.

Minority Interest Expense/REIT Preferred Dividends

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. These securities pay dividends at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. The dividends are reflected, before tax, as minority interest expense on the Company’s consolidated statements of income. Refer to Note 13, Minority Interest/REIT Preferred Securities for additional information.

Provision for Income Taxes

BancGroup’s provision for income taxes is based on an approximate 33.2% and 34% estimated annual effective tax rates for the three months ended September 30, 2007 and 2006, respectively. The provision for income taxes for the three months ended September 30, 2007 and 2006 was $34.5 million and $35.0 million, respectively. The provision for income taxes was $85.8 million and $102.8 million for the nine months ended September 30, 2007 and 2006, respectively.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2006 to September 30, 2007 are shown in the table below and discussed further in the sections that follow.

	September 30, 2007	December 31, 2006	Increase (Decrease)
			$	%
	(Dollars in thousands)
Securities purchased under agreements to resell	$2,084,565	$605,937	$1,478,628	244.0%
Securities	3,574,510	3,085,488	489,022	15.8
Loans held for sale	1,243,265	1,474,000	(230,735)	(15.7)
Loans, net of unearned income	15,206,452	15,478,889	(272,437)	(1.8)
Total assets	24,544,066	22,784,249	1,759,817	7.7
Non-time deposits	9,776,682	9,092,663	684,019	7.5
Total deposits	16,934,641	16,091,054	843,587	5.2
Short-term borrowings	1,322,331	1,965,672	(643,341)	(32.7)
Long-term debt	3,604,927	2,522,273	1,082,654	42.9
Minority interest/REIT preferred securities	293,206	—	293,206	NM
Shareholders’ equity	2,168,946	2,057,335	111,611	5.4

Securities

The composition of the Company’s securities portfolio is reflected in the following tables:

Securities by Category

	Carrying Value at September 30, 2007	Carrying Value at December 31, 2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities (GSE’s)	$—	$166,481
Mortgage-backed and other pass-through securities of GSE’s	417,051	352,075
Collateralized mortgage obligations of GSE’s	985,661	660,780
Private collateralized mortgage obligations	1,599,656	1,670,973
Obligations of state and political subdivisions	345,765	78,603
Federal Reserve and FHLB stock and other	225,106	154,702

Total securities available for sale	3,573,239	3,083,614

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. GSE’s	500	500
Mortgage-backed securities of GSE’s	529	736
Collateralized mortgage obligations of GSE’s	9	11
Obligations of state and political subdivisions	233	627

Total held to maturity securities	1,271	1,874

Total securities	$3,574,510	$3,085,488

Securities by Credit Rating at September 30, 2007

		Standard & Poor’s or Equivalent Designation
	Government / GSE Obligations	AAA	A-to AA+	Unrated	Other	Total
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	417,580	—	—	—	—	417,580
Collateralized mortgage obligations of GSE’s	985,670	—	—	—	—	985,670
Private collateralized mortgage obligations	—	1,599,656	—	—	—	1,599,656
Obligations of state and political subdivisions	—	342,109	1,803	2,086	—	345,998
Federal Reserve and FHLB stock and other	—	—	—	—	225,106	225,106

Total securities	$1,403,750	$1,941,765	$1,803	$2,086	$225,106	$3,574,510

Securities by Credit Rating at December 31, 2006

		Standard & Poor’s or Equivalent Designation
	Government / GSE Obligations	AAA	A-to AA+	Unrated	Other	Total
			(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$166,981	$—	$—	$—	$—	$166,981
Mortgage-backed and other pass-through securities of GSE’s	352,811	—	—	—	—	352,811
Collateralized mortgage obligations of GSE’s	660,791	—	—	—	—	660,791
Private collateralized mortgage obligations	—	1,670,973	—	—	—	1,670,973
Obligations of state and political subdivisions	—	73,389	2,258	3,583	—	79,230
Federal Reserve and FHLB stock and other	—	—	—	—	154,702	154,702

Total securities	$1,180,583	$1,744,362	$2,258	$3,583	$154,702	$3,085,488

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company made the decision to restructure its securities portfolio and declared its intent to sell $1.2 billion of available for sale securities recording an impairment loss of $36 million. The securities were subsequently sold in April 2007. Prior to the restructuring in the first quarter, the Company sold $163 million of debt securities and purchased $473 million in new securities. In the second quarter of 2007, the Company sold $899,000 of equity securities. Also in the second quarter of 2007, the Company sold $292 million of debt securities acquired through the Commercial acquisition and purchased $536 million of new securities. In the third quarter, the Company acquired an additional $820 million of new securities.

All of the above summaries exclude transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

Mortgage Warehouse Assets

The mortgage warehouse lending division provides short-term, secured funding to mortgage companies. Colonial’s fundings to the mortgage companies are reflected in loans, loans held for sale or securities purchased under agreements to resell. The mortgage warehouse assets are secured by high quality mortgage loans and sold to investors such as Fannie Mae, Freddie Mac, Ginnie Mae, and money center financial institutions who have committed to purchase the mortgage loans collateralizing the mortgage warehouse assets. The mortgage loans are generally delivered to investors within one month, on average. Colonial controls the collateral files (which include the underlying mortgage legal documents) for the vast majority of the outstanding mortgage warehouse assets. In the event of a default by a mortgage company, Colonial could assume ownership of the underlying individual mortgage loan and the related forward sales commitment pursuant to which Colonial could deliver the loan to the permanent investor.

Colonial has not had any credit or other loss from the mortgage warehouse lending division since the initiation of the unit in 1998. During this period, Colonial has been able to successfully manage through the real estate cycles because of credit procedures and controls, collateral management, close customer relationships, and in-house and third-party on-site audits.

Mortgage warehouse loans represent collateralized draws on lines of credit to mortgage origination companies. The loans are used to originate mortgage loans to their customers. Investors have committed to purchase the mortgage loans securing the warehouse loans. Short-term participations in loans held for sale are another source of funding provided to these companies in which Colonial purchases participations in certain mortgage loans which have commitments to be sold to third-party investor institutions. Securities purchased under agreements to resell represent mortgage backed securities which have been securitized by these companies and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors.

Colonial has a facility in which it sells certain mortgage warehouse loans and short-term participations in loans held for sale to a wholly-owned special purpose entity which then sells interests in these assets to third-party commercial paper conduits (conduits). In April 2007, the Company’s strong liquidity position enabled Colonial to reduce mortgage warehouse assets securitized by $500 million. At September 30, 2007 and December 31, 2006, the total outstanding balances of interests sold to the conduits were $1.5 billion and $2.0 billion, respectively. Refer to Note 8, Sales and Servicing of Financial Assets, for additional information.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	September 30, 2007	December 31, 2006
	(In thousands)
Securities purchased under agreements to resell	$1,584,565	$605,937
Loans held for sale	1,218,936	1,422,980
Mortgage warehouse loans	176,511	281,693

Total mortgage warehouse assets on balance sheet	2,980,012	2,310,610
Interests sold	1,500,000	2,000,000

Total mortgage warehouse assets under management	$4,480,012	$4,310,610

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale decreased $231 million from December 31, 2006, primarily due to a $204 million decline in short-term participations due to a shift in mortgage warehouse customer demand to securities purchased under agreements to resell. Retail mortgages and other loans held for sale decreased by $18 million and $9 million, respectively at September 30, 2007, compared to December 31, 2006. As of September 30, 2007, there were no other loans held for sale. Loans held for sale fluctuate as demand for residential mortgages change and customer demands change.

Loans

Residential real estate construction has slowed down considerably in the United States as inventories of existing homes are being absorbed. The impact of the slowdown to Colonial is less demand for loans from customers who meet the Company’s underwriting criteria. While Colonial is well positioned in some of the fastest population growth markets in the country, loan production in 2007 has fallen below the level of payoffs and paydowns resulting in a decrease in loans. Total loans, net of unearned income, decreased $272 million, or 2%, from the end of 2006. Excluding the impact of loan sales and bank acquisitions, loans declined by $370 million for the nine months ended September 30, 2007.

The following table shows a roll forward of the Company’s loans by type from December 31, 2006 to September 30, 2007:

Gross Loans By Category

	Gross Loans at December 31, 2006	Residential Real Estate Loans Sold	Commercial Bankshares Acquisition	Organic Change	Gross Loans at September 30, 2007
	(In thousands)
Commercial, financial, agricultural	$1,440,448	$—	$29,144	$(113,239)	$1,356,353
Commercial real estate	4,291,979	—	379,211	(70,903)	4,600,287
Real estate construction	6,340,324	—	121,924	(122,586)	6,339,662
Residential real estate	2,987,212	(489,625)	49,983	(40,824)	2,506,746
Consumer and other loans	438,375	—	6,630	(21,305)	423,700

Total loans	15,498,338	(489,625)	586,892	(368,857)	15,226,748
Less: unearned income	(19,449)	—	—	(847)	(20,296)

Total loans, net of unearned income	$15,478,889	$(489,625)	$586,892	$(369,704)	$15,206,452

Other Earning Assets

Other earning assets is comprised of interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell. Total other earning assets increased $1.5 billion, or 236%, from December 31, 2006 to September 30, 2007. As part of the Company’s asset/liability management strategy, Colonial invested $500 million in new securities purchased under agreements to resell in January 2007. Another factor contributing to the increase in other earning assets was an increase in securities purchased under agreements to resell generated by the Company’s mortgage warehouse division of $979 million, or 162%, which resulted from higher customer demand for this product. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information.

Deposits

Total deposits increased $844 million, or 5%, from December 31, 2006 to September 30, 2007. The increase was primarily due to the Commercial acquisition which contributed $824 million in deposits. Non-time deposits increased $684 million, or 8%, over that same period. Refer to the Business Combinations and Liquidity and Funding sections of Management’s Discussion and Analysis for further information.

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and other short-term borrowings and repurchase agreements. Total federal funds purchased and other short-term borrowings decreased $382 million, or 34%, from December 31, 2006 to September 30, 2007. Repurchase agreements decreased $261 million, or 31%, from December 31, 2006 to September 30, 2007. Total short-term borrowings decreased as Colonial shifted its funding mix to lower cost long-term funding. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt and capital lease obligations. Long-term debt increased $1.1 billion, or 43%, from December 31, 2006 to September 30, 2007. As part of the Company’s asset/liability management strategy to reduce overall funding costs, Colonial paid down federal funds purchased with $1.4 billion of new lower rate long-term FHLB advances. The Company also redeemed $185 million of higher rate trust preferred securities, representing $190.5 million in junior subordinated debt. Refer to Note 12, Long-Term Debt, for additional information.

REIT Preferred Securities

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. These securities pay dividends at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. The proceeds of this issuance were used to fund the acquisition of Commercial, redeem $100 million of trust preferred securities and buy back BancGroup common stock. These securities also qualify as Tier 1 capital, as outlined in the regulatory capital guidelines. Refer to Note 13, Minority Interest/REIT Preferred Securities for additional information.

RISK MANAGEMENT

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial’s Credit Risk Management philosophy has historically been, and continues to be, focused on establishing and administering policies and procedures such that Colonial’s credit quality has outperformed the Company’s peers in most economic environments. Consistent with this philosophy, Colonial has maintained conservative underwriting and credit product standards and has generally avoided nontraditional credit products.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and in certain deposit activities. Colonial Bank’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Colonial does not have subprime mortgage products.

Concentration

A significant portion of BancGroup’s loans are secured by real estate with commercial real estate and construction loans representing 30.2% and 41.6% of total loans as of September 30, 2007, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Las Vegas and Reno, with no more than 12.1% of total commercial real estate and construction loans concentrated in any one metropolitan statistical area (MSA).

Management believes that its existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size and collateral function. This diversification and Colonial’s emphasis on quality underwriting serve to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of construction and commercial real estate loans at September 30, 2007:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$950		$680
Geographic Diversity (by property location)(1)
Florida	$3,083,672	48.6%	$2,918,079	63.4%
Alabama	661,810	10.4%	628,240	13.6%
Georgia	646,750	10.2%	347,742	7.6%
Texas	996,289	15.7%	220,074	4.8%
Nevada	522,853	8.3%	187,950	4.1%
Other	428,288	6.8%	298,202	6.5%

Total	$6,339,662	100.0%	$4,600,287	100.0%

	Property Type Distribution% of the Total Portfolio		Property Type Distribution% of the Total Portfolio
Residential Development and Lots	11.0%	Retail	7.5%
Land Only	9.9%	Office	6.8%
Residential Home Construction	5.9%	Warehouse	4.4%
Commercial Development	3.7%	Multi-Family	2.8%
Condominium	2.7%	Healthcare	1.7%
Retail	2.3%	Lodging	1.6%
Multi-Family	1.6%	Church or School	1.2%
Office	1.2%	Farm	0.8%
Warehouse	0.7%	Industrial	0.7%
Other(2)	2.6%	Recreation	0.3%
		Other(2)	2.4%

Total Construction	41.6%	Total Commercial Real Estate	30.2%

(1)	No more than 12.1% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,381,533	$744,610
% of 75 largest loans to category total	21.8%	16.2%
Average Loan to Value Ratio (75 largest loans)	69.4%	68.6%
Average Debt Service Coverage Ratio (75 largest loans)	N/A	1.48x

Colonial focuses its commercial real estate and construction lending efforts on high quality properties owned and/or developed by experienced customers with whom BancGroup has established relationships. Substantially all construction and commercial real estate loans have personal guarantees of the principals involved.

Other Loan Categories

The majority of Colonial’s residential real estate loans are adjustable and fixed rate first mortgages on single-family, owner-occupied properties. BancGroup has a history of successful residential lending and the asset quality ratios for this segment remain favorable. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers and does not offer non-traditional mortgage products such as option ARMS, “pick a payment” loans and low or no documentation loans.

Loans classified as commercial, financial and agricultural consist of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses as well as mortgage warehouse lines. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

The consumer and other loans category is made up of credits to consumers as well as loans falling into other categories. Consumer loans are loans for various purposes that may be secured or unsecured with various types of collateral such as vehicles or depository accounts. The consumer loan category also includes loans to individuals for investment purposes and overdrafts. Other loans include loans to businesses and other entities that fall into the Regulatory definition of other loans and are not included in Colonial’s commercial, financial and agricultural loans category. Examples of businesses and entities falling into this category are financial institutions, municipalities and not-for-profit organizations.

Shared National Credits

The Company has 44 credits with commitments (funded and unfunded) of $751 million that fall within the bank regulatory definition of a “Shared National Credit” (generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders). Colonial’s share of the largest outstanding amount to any single borrower is $52 million (which is a mortgage warehouse lending credit). At September 30, 2007, $380 million of these commitments were funded.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have long-term relationships with most of these borrowers. These commitments are comprised of the following (% is representative of BancGroup’s total funded and unfunded commitments):

•	74%—36 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets,

•	21%—mortgage warehouse lines of credit to 5 institutions, and

•	5%—3 operating facilities to a large national insurance company, a healthcare provider and a university.

Management believes that these are sound credits that are consistent with Colonial’s lending philosophy and meet BancGroup’s conservative underwriting guidelines.

Summary of Loan Loss Experience

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Allowance for loan losses—beginning of period	$178,274	$177,139	$174,850	$171,051
Charge-offs:
Commercial, financial, agricultural	519	3,436	2,921	15,299
Commercial real estate	1,917	638	2,785	1,129
Real estate construction	8,217	1,624	15,193	3,775
Residential real estate	2,200	81	2,751	1,073
Consumer and other	891	1,030	2,870	3,203

Total charge-offs	13,744	6,809	26,520	24,479

Recoveries:
Commercial, financial, agricultural	2,779	3,082	4,157	5,042
Commercial real estate	24	328	61	3,130
Real estate construction	6	403	47	467
Residential real estate	134	79	504	389
Consumer and other	405	445	1,580	1,775

Total recoveries	3,348	4,337	6,349	10,803

Net charge-offs	10,396	2,472	20,171	13,676
Provision for loan losses	4,800	1,450	13,155	18,742
Allowance added from bank acquisition	—	—	7,147	—
Reduction due to sale of mortgage loans originally held for investment	—	—	(2,303)	—

Allowance for loan losses—end of period	$172,678	$176,117	$172,678	$176,117

Net charge-offs as a percentage of average net loans—(annualized basis)	0.27%	0.06%	0.18%	0.12%

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

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$61,599	$14,025
Renegotiated loans	—	—

Total nonperforming loans*	61,599	14,025
Other real estate owned and repossessions	8,554	1,869
Loans held for sale	—	9,255

Total nonperforming assets*	$70,153	$25,149

Allowance as a percent of nonperforming assets*	246%	695%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$20,617	$8,138
Net charge-offs quarter-to-date	$10,396	$4,667
Net charge-offs year-to-date	$20,171	$18,343
Total nonperforming assets* as a percent of net loans and other real estate	0.46%	0.16%
Allowance as a percent of net loans	1.14%	1.13%
Allowance as a percent of nonperforming loans*	280%	1247%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits will not materially impact future operating results, liquidity or capital resources. The level of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions and the disproportionate impact of larger assets. Historically, Colonial has experienced favorable levels of nonperforming assets and other credit quality measures as a result of management’s consistent focus on maintaining strong underwriting standards, collection activities, work-out strategies and risk management efforts.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held against these loans. The recorded investment in impaired loans at September 30, 2007 and December 31, 2006 was $51.2 million and $9.9 million, respectively, and these loans had a corresponding valuation allowance of $8.5 million and $2.3 million, respectively.

Colonial has identified loans which have been placed on a classified loans list excluding nonaccrual, other real estate, repossessions and loans that are contractually past due 90 days or more. Management’s decision to include performing loans on a classified loans list does not necessarily mean that Colonial expects losses to occur but that management recognized a higher degree of risk associated with these loans. The classified loans list is a factor in determining the relative level of risk in the loan portfolio and is considered in determining the level of the allowance for loan losses. These loans are generally secured by real estate and are not concentrated in one geographical area, thereby reducing the potential for loss should they become nonperforming. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated when considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is charged down to estimated recoverable amounts. At September 30, 2007, approximately $456.8 million of loans, approximately 3% of the Company’s total portfolio, have been placed on the classified loans list. Most of these loans were classified as a result of the slowdown in the residential construction market. Colonial has applied significant resources to the evaluation of the residential construction segment of the loan portfolio to ensure that the internal risk ratings accurately reflect the risks inherent in these loans and to implement appropriate workout and other strategies to achieve the best possible outcome. Substantially all of these classified loans are current with their existing repayment terms. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility to correct problems and provide adequate reserves.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s asset/liability management policies. To ensure adherence to these policies, the Asset and Liability Committee (ALCO) of the Board of Directors establishes and monitors guidelines designed to control the sensitivity of earnings to changes in interest rates. The guidelines apply to both on and off-balance sheet positions. The goal of the ALCO process is to maximize earnings while carefully controlling interest rate risk.

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

Colonial employs simulations of net interest income and the economic value of equity as measurement techniques in the management of interest rate risk. These techniques are complementary and are used in concert to provide a comprehensive interest rate risk management capability.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, Colonial is able to measure the potential impact of different interest rate assumptions on pre-tax earnings. All balance sheet positions, including derivative financial instruments, are included in the model simulation.

The following table represents the output from the Company’s simulation model based on the balance sheet at September 30, 2007, with comparable information for December 31, 2006. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Basis Points Change:
+200	6.75%	7.25%	(0.2)%	1.4%
+100	5.75%	6.25%	(0.4)%	0.6%
No rate change	4.75%	5.25%	—	—
-100	3.75%	4.25%	(1.0)%	(0.3)%
-200	2.75%	3.25%	(1.9)%	(1.8)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the table, the Company's balance sheet became slightly more asset sensitive from December 31, 2006. On the asset side, a decrease in the proportion of variable rate loans from 73% in December 2006 to 68% in September 2007 and an increase in fixed rate securities decreased asset sensitivity. On the liability side, the liabilities have become less sensitive to changes in rates due to the increase in fixed rate liabilities resulting from the extinguishment of $337 million in received fixed interest rate swaps and the increase in fixed rate funding from the new FHLB advances and the reduction in short-term borrowings.

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

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Through the acquisition of Commercial during the second quarter of 2007, Colonial added deposits of approximately $824 million. Colonial’s period end noninterest bearing deposits grew by $576 million, or 27% annualized over December 31, 2006. Excluding the acquisition, period end noninterest bearing deposits increased $426 million, or 19% annualized. Total average deposits for the nine months ended September 30, 2007, increased

$636 million, or 4%, over the same period of the prior year. Excluding the acquisition and brokered deposits, total average deposits for the nine months ended September 30, 2007 increased $458 million, or 3%, over the same period of the prior year. With branches in four states where the population is expected to grow twice as fast as the rest of the United States, retail deposits have been and are expected to continue to be a major component of BancGroup’s funding growth. However, intense competition for retail deposits has increased the cost of deposits above certain wholesale sources.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources to complement our core deposit base. The Company draws on a variety of funding sources to assist in funding earning asset growth and managing deposit fluctuations. Federal Funds lines and collateralized funding facilities are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding sources. As of September 30, 2007, the lendable collateral value pledged to the FHLB amounted to $4.3 billion, up from $3.2 billion at December 31, 2006. From time to time, BancGroup has issued REIT preferred securities, subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

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

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$2,168,946	$2,057,335
Unrealized losses on securities available-for-sale	21,373	35,076
Unrealized losses on equity securities available-for-sale	(44)	—
Unrealized losses on cash flow hedging instruments	4,330	9,084
Qualifying trust preferred securities	105,000	290,000
Intangible assets (net of allowed deferred taxes)	(904,164)	(664,164)
Qualifying minority interests	293,945	549
Other adjustments	(2,355)	(3,740)

Tier I Capital	1,687,031	1,724,140

Allowable credit reserve	173,468	176,100
Subordinated debt	310,448	331,850
45% of net unrealized gains on equity securities available-for-sale	—	523

Tier II Capital	483,916	508,473

Total Capital	$2,170,947	$2,232,613

Risk-Adjusted Assets	$18,871,048	$18,960,865
Quarterly Average Assets (for regulatory purposes)	$22,985,882	$22,083,202
Tier I Leverage Ratio	7.34%	7.81%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.94%	9.09%
Total Capital Ratio	11.50%	11.77%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Consolidated Financial Statements—Note 9—Commitments and Contingent Liabilities

Item 1A.	Risk Factors—No material changes from those previously reported in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2006

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Cumulative total through 2nd Quarter 2007	4,364,700	$24.77	4,364,700	$191,868,654

July 1 – 31, 2007	4,042,100	$23.89	4,042,100	$95,320,589
August 1 – 31, 2007	200,000	$20.73	200,000	$91,174,589
September 1 – 30, 2007	—	$—	—	$91,174,589

3rd Quarter 2007 total	4,242,100	$23.74	4,242,100	$91,174,589

Cumulative total	8,606,800	$24.26	8,606,800	$91,174,589

(1)	Information is as of the end of the period.

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

Item 3. Defaults	Upon Senior Securities—N/A

Item 4. Submission	of Matters to a Vote of Security Holders—N/A

Item 5. Other	Information—N/A

Item 6.    Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
3.1	Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

10.1	Colonial BancGroup 2007 Stock Plan for Directors, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 7, 2007, and incorporated herein by reference.

10.2	Colonial BancGroup Management Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 7, 2007, and incorporated herein by reference.

10.3	Form of Amendment No. 4, dated as of March 21, 2007, to the Warehouse Loan Repurchase Agreement, dated as of March 23, 2005 and amended as of September 29, 2005, March 21, 2006 and August 22, 2006, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 27, 2007, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 8th day of November, 2007.

THE COLONIAL BANCGROUP, INC.

By:	/S/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer