Form 10-K
period 2007-12-31
COLONIAL BANCGROUP INC
filed 2008-02-25
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,739,218,772, based on the closing price of $24.97 per share as reported on the New York Stock Exchange. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008
Common Stock, $2.50 par value per share	158,049,332 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Definitive Proxy Statement for 2008 Annual Meeting as specifically referred to herein.	Part III

PART I

Item 1.	Business

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

At December 31, 2007, BancGroup and its subsidiaries had 4,646 full-time equivalent employees. BancGroup’s principal offices are located at 100 Colonial Bank Blvd., Montgomery, Alabama 36117, and its mailing address is: P.O. Box 241148, Montgomery, Alabama 36124. BancGroup’s telephone number at its principal office is (334) 676-5000.

Subsidiary Bank

Colonial Bank was converted into a national banking association on August 8, 2003. Its legal name was changed to “Colonial Bank, National Association” but it still does business as, and is usually referred to herein as “Colonial Bank.” As of December 31, 2007, Colonial Bank had a total of 338 branches, with 196 branches in Florida, 90 branches in Alabama, 18 branches in Georgia, 18 branches in Texas and 16 branches in Nevada. Colonial Bank conducts a general commercial banking business in its respective service areas and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through treasury management services, electronic banking services and credit card services. Through its wealth management area, Colonial Bank’s wholly owned subsidiaries, Colonial Investment Services, Inc., Colonial Investment Services of Florida, Georgia, Nevada and Tennessee offer various insurance products and annuities for sale to the public. These subsidiaries are regulated by each state’s department of insurance.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of commercial paper and other securities. Competition also exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2007, Colonial Bank accounted for approximately 99.9% of BancGroup’s consolidated assets.

Other Financial Services Operations

BancGroup’s subsidiary Colonial Brokerage, Inc., a Delaware corporation, provides full service and discount brokerage services and investment advice and is a member of and is regulated by the Financial Industry Regulatory Authority.

Non-financial Services Operations

BancGroup has interests in several residential and commercial real estate developments located in the southeastern United States as well as two in the central Texas area. The aggregate investment in such entities is $23.2 million.

Segment Information

The Company has six reportable segments for management reporting — five regional bank segments located in Florida, Alabama, Georgia, Nevada and Texas, and the mortgage warehouse segment headquartered in Orlando, Florida. Each regional bank segment consists of commercial lending and full service branches in its geographic region. The branches provide a full range of traditional banking products as well as financial planning and mortgage banking services. The mortgage warehouse segment provides financing collateralized by residential mortgage loans and other services to mortgage origination companies. Corporate functions not included in these reportable segments include treasury and parent activities, back office operations and intercompany eliminations. These functions are reported together as Corporate/Treasury/Other. For additional information related to segments, see Note 27, Segment Information, in the Notes to Consolidated Financial Statements.

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

Certain Regulatory Considerations

The following is a brief summary of the regulatory environment in which BancGroup and Colonial Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to BancGroup and Colonial Bank can affect the operating environment in substantial and unpredictable ways. BancGroup cannot accurately predict whether legislation will ultimately be enacted, and if enacted, what the ultimate effect that legislation would have on BancGroup or its subsidiaries’ financial condition or results of operations. While banking regulations are material to the operations of BancGroup and Colonial Bank, it should be noted that supervision, regulation and examination of BancGroup and Colonial Bank are intended primarily for the protection of depositors, not security holders.

BancGroup is a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). As such, it is subject to the Bank Holding Company Act (BHCA) and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil money penalties.

Colonial Bank, a national banking association, is subject to supervision and examination by the Office of the Comptroller of the Currency (OCC). Colonial Bank converted from an Alabama state-chartered Federal Reserve member bank to a national banking association on August 8, 2003. To the extent provided by law, the deposits of Colonial Bank are insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC assesses deposit insurance premiums, the amount of which may, in the future, depend in part on the condition of Colonial Bank. Moreover, the FDIC may terminate deposit insurance of Colonial Bank under certain circumstances. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.

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

In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This legislation, among other things, amended the BHCA to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that bank holding company’s home state regardless of state law prohibitions. This legislation became effective in September 1995. In addition, this legislation also amended the Federal Deposit Insurance Act to permit, beginning on June 1, 1997 (or earlier where state legislatures provided express authorization), the merger of insured banks with banks in other states, subject to certain limitations.

FDIC Improvement Act

As a result of enactment in 1991 of the FDIC Improvement Act (FDICIA), banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including, but not limited to, compensation standards, loan underwriting standards, asset growth and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place the institution into receivership.

Consumer Protection Laws

There are a number of laws that govern the relationship between Colonial Bank and its customers. For example, the Community Reinvestment Act (CRA) is designed to promote the offering of products and services to low and moderate income persons and to businesses within the Bank’s assessment areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and deposit accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict Colonial Bank’s relationships with its customers.

Gramm-Leach-Bliley Financial Services Modernization Act (GLBA)

GLBA became effective in March 2000. The primary purpose of GLBA was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, GLBA: (i) repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers; (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies; (iv) provided an enhanced framework for protecting the privacy of consumers’ information; (v) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System; (vi) modified the laws governing the implementation of the CRA; and (vii) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

More specifically, under GLBA, bank holding companies, such as BancGroup, that meet certain management, capital and CRA standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities or complementary to such activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the CRA. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements. BancGroup became a financial holding company on May 12, 2000.

Generally, no prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under GLBA. Activities cited by GLBA as being financial in nature include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve has determined to be closely related to banking.

Privacy Laws

In 2000, the federal banking regulators issued final regulations implementing certain provisions of Gramm-Leach governing the privacy of consumer financial information. The regulations limit the disclosure by financial institutions, such as BancGroup, Colonial Bank and certain of their subsidiaries, of nonpublic personal information about individuals who obtain financial products or services for personal, family or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

The Fair Credit Reporting Act (FCRA) governs the ability of a financial institution to share customer financial information with its affiliates. The FCRA requires financial institutions to provide their customers with notice and an opportunity to opt-out before sharing certain information with its affiliates. In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (FACTA) was enacted. FACTA includes a provision further limiting a financial institution’s ability to share customer information with its affiliates for marketing purposes by requiring financial institutions to provide their customers with the ability to opt-out of such sharing of customer information. Regulations implementing this provision of FACTA have a mandatory effective date of October 1, 2008. FACTA section 114, which requires institutions to develop and implement a written program to detect, prevent and mitigate identity theft for certain new and existing accounts, must be in place by November 1, 2008.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of GLBA relating to the protection of customer information. The regulations, applicable to national banking associations, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: (i) ensure the security and confidentiality of customer records and information; (ii) protect against any anticipated threats or hazards to the security or integrity of such records; (iii) protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer; and (iv) ensure the proper disposal of such information.

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

Bank Secrecy Act

The Bank Secrecy Act (BSA) is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports and currency transaction reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties. In July 2007, federal banking regulators issued the Intercompany Statement on Enforcement of Bank Secrecy Act/Anti- Money Laundering Requirements to provide greater consistency among the agencies in enforcement decisions in BSA matters and to offer insight into the considerations that form the basis of such BSA enforcement decisions.

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

Capital Adequacy

The Federal Reserve has adopted minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier 1 capital. As of December 31, 2007, BancGroup’s total risk-based capital ratio was 11.01%, including 8.22% of Tier 1 capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. As of December 31, 2007, BancGroup’s leverage capital ratio was 6.67%. Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of enforcement remedies, including restrictions on its operations and activities. The OCC has adopted substantially similar capital requirements for national banks.

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2007, Colonial Bank was “well capitalized” under the regulatory framework for prompt corrective action.

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

Colonial Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2007, assessment rates for insured institutions ranged from 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. In 2008, assessment rates are expected to remain unchanged, ranging between 5 and 43 cents per $100 of assessable deposits. Certain credits were allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996. As Colonial Bank’s assessment credits were depleted in 2007, management expects the Company’s premium cost to be between 5 and 7 cents per $100 of assessable deposits for 2008.

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

The Reform Act authorized the FDIC to revise the risk-based assessment system. Accordingly, insurance premiums will be based on a number of factors, including the risk of loss that insured institutions pose to the DIF. The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.50%

for the DIF, depending on projected losses, economic changes and assessment rates at the end of each calendar year. In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.

In November 2006, the FDIC adopted changes to its risk-based assessment system. Under the new system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred during the 1980’s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2007 was 1.18 cents per $100 for insured deposits. For the first quarter of 2008, the FICO assessment rate for such deposits will be 1.14 cents per $100 of assessable deposits.

Colonial Bank’s total FDIC and FICO assessment expense for the year ended December 31, 2007 was $3.3 million.

OCC Assessment

The OCC imposes a semiannual assessment on all national banks under its supervision. The amount of the assessment is based on Colonial Bank’s total assets. The assessment for the first half of the year is based on the prior year’s total assets as of December 31, and the assessment for the second half of the year is based on the total assets as of June 30. Colonial Bank’s assessment expense for the year ended December 31, 2007 was $3.0 million.

Other Subsidiary Regulation

Certain subsidiaries of BancGroup and Colonial Bank are regulated by other governmental agencies. Where material, such regulation is disclosed with the disclosure of the subsidiary.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See Selected Financial Data and Selected Quarterly Financial Data 2007-2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 1A.	Risk Factors

Industry Factors

As a financial services company, our business and earnings are significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be harmed in the event of an economic slowdown or recession or a market downturn or disruption.

Our business and earnings are sensitive to general business, economic and market conditions in the United States. These conditions include changes in short-term and long-term interest rates, inflation, deflation, fluctuation in the real estate and debt capital markets, developments in national and regional economies and changes in government policies and regulations.

Our business and earnings are particularly sensitive to economic and market conditions affecting the real estate industry because most of our loan portfolio consists of commercial real estate, construction and residential loans. While generally containing lower risk than unsecured loans, commercial real estate and construction loans generally involve higher credit risk than conventional single-family residential loans. Such loans generally involve larger individual loan balances. In addition, real estate construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because many real state construction borrowers’ ability to repay their loans is dependent on successful development of their properties, as well as the factors affecting residential real estate borrowers. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property’s value at completion of construction equals or exceeds the cost of property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Construction and commercial real estate loans also involve greater risk because they may not be fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower being able to refinance the loan, timely sell the underlying property or liquidate other assets.

Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for loans, a reduction in the value of the real estate assets securing loans that we hold or an increase in the number of borrowers who become delinquent or default on their loans, any of which could adversely affect our results of operations and financial condition. An increase in the number of delinquencies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses, which could adversely affect our results of operations.

Recent developments in the residential mortgage and related markets and the economy may adversely affect our business.

Recently, the residential mortgage market in the United States has experienced a variety of worsening economic conditions that may adversely affect the performance and market value of our residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased in recent months and may continue to increase. In addition, in recent months, housing prices and appraisal values in many states have declined or stopped appreciating; after extended periods of significant appreciation, housing values may remain stagnant or decline in the near term. An extended period of flat or declining housing values may result in increased delinquencies and losses on residential construction and mortgage loans.

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

The Company, its subsidiary bank and certain nonbank subsidiaries are heavily regulated by federal agencies. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to discussions of regulatory considerations contained in Item 1 — Business and Note 18, Regulatory Matters and Restrictions.

Company Factors

The concentration of our assets in Florida makes us sensitive to changes in the economic, demographic and regulatory conditions in that state.

A significant portion of the loans in our portfolio are secured by residential and commercial properties in Florida. Deteriorating real estate market conditions or a significant economic downturn in Florida may have a negative impact on our business. Worsening conditions in the Florida real estate markets could adversely affect our borrowers’ ability to repay as well as impact the value of the collateral underlying our loans. Real estate values are impacted by various factors, including general economic conditions, governmental rules or policies and natural disasters. The occurrence of a natural disaster, such as a hurricane, could result in a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on the uninsured portions of these loans. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our results.

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not successfully introduce new products and services, achieve market acceptance of our products and services and/or develop and maintain loyal customers.

The holding company relies on dividends from its subsidiaries for most of its revenue.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to Payment of Dividends and Other Restrictions in Item 1 and Note 18, Regulatory Matters and Restrictions.

Our accounting policies and methods determine how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with accounting principles generally accepted in the United States but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1, Summary of Significant Accounting and Reporting Policies, describes our significant accounting policies.

We have identified five accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) allowance for loan losses; (2) purchase accounting and goodwill; (3) income taxes; (4) consolidations; and (5) stock-based compensation. For more information, refer in this report to Critical Accounting Policies in Management’s Discussion and Analysis.

We have an active acquisition program.

We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of future acquisitions. We typically do not comment publicly on a possible acquisition or business combination until we have signed a definitive agreement for the transaction.

Our ability to successfully complete an acquisition generally is subject to regulatory approval, and we cannot be certain when, if or on what terms and conditions any required regulatory approvals will be granted. We might be required to divest banks or branches as a condition to receiving regulatory approval.

Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of our business or the business of the acquired company or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative impact of any divestitures required by regulatory authorities in connection with acquisitions or business combinations may be greater than expected.

Our mix of products and customers subjects us to potential concentration risk.

Colonial Bank offers a defined group of products, both retail and commercial, to its customers throughout the branch network. As a result of the products offered and customers served, BancGroup is subject to concentration risk. See the Concentration discussion within the Risk Management section of Management’s Discussion and Analysis for further discussion.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including, but not limited to:

•	actual or anticipated variations in our quarterly operating results;

•	recommendations by securities analysts;

•	new technology used, or services offered, by our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate our acquisitions or realize anticipated benefits from our acquisitions, or, conversely, a more successful integration or realization of more benefits that anticipated;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause our stock price to decrease regardless of our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

BancGroup leases its corporate offices in Montgomery, Alabama as well as operations centers in Birmingham, Alabama and Orlando, Florida. BancGroup maintains regional executive offices in Alabama, Florida, Georgia, Nevada and Texas.

As of December 31, 2007, Colonial Bank owned 182 and leased 156 of its full-service branches. For additional information, see Note 1, Summary of Significant Accounting and Reporting Policies, Note 9, Commitments and Contingent Liabilities, and Note 12, Premises and Equipment.

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

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” As of February 15, 2008, BancGroup had outstanding 158,049,332 shares of Common Stock, with 10,066 registered shareholders.

The following table indicates the high and low sales prices for and dividends paid on Common Stock during 2007 and 2006.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2007
1st Quarter	$26.80	$23.86	$0.1875
2nd Quarter	25.43	23.49	0.1875
3rd Quarter	25.50	19.30	0.1875
4th Quarter	22.47	12.85	0.1875

2006
1st Quarter	$25.34	$23.58	$0.17
2nd Quarter	27.27	24.52	0.17
3rd Quarter	26.20	23.75	0.17
4th Quarter	26.06	23.42	0.17

BancGroup has historically paid dividends each quarter, however, future dividends are subject to approval by BancGroup’s Board of Directors. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends, are described herein. See Payments of Dividends and Other Restrictions in Item 1.

The information required by this item concerning Equity Compensation Plans is included in Note 21, Stock-Based Compensation.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Cumulative through 3rd Quarter	8,606,800	$24.26	8,606,800	$91,175,000

October 1 – December 31, 2007	—	$—	—	$91,175,000

4th Quarter total	—	$—	—	$91,175,000

2007 Total	8,606,800	$24.26	8,606,800	$91,175,000

(1)	Information is as of the end of the period.

In 2006, the Company publicly announced two share repurchase programs to purchase shares of BancGroup Common Stock not to exceed a combined total of $150 million. During 2007, both of these repurchase programs were completed. On June 11, 2007, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $150 million, of which approximately $91.2 million has yet to be purchased. This program will terminate on the earlier of its completion or June 8, 2009. BancGroup did not make any purchases during the fourth quarter of 2007.

Shareholder Performance Graph

Set forth below is a line graph comparing the five-year cumulative return of BancGroup common stock, based on an initial investment of $100 on December 31, 2002 and assuming reinvestment of dividends, with that of the Standard & Poor’s 500 Index (the “S&P 500”) and the S&P 500 Bank Index and the KBW Regional Banks index. The comparisons in this graph are set forth in response to the Securities and Exchange Commission’s (the “SEC”) disclosure requirements, and therefore are not intended to forecast or be indicative of future performance of the common stock.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Income:
Interest income	$1,556,485	$1,455,585	$1,162,055	$848,017	$780,808
Interest expense	795,111	700,318	452,833	280,769	285,660

Net interest income	761,374	755,267	709,222	567,248	495,148
Provision for loan losses	106,450	22,142	26,838	26,994	37,378

Net interest income after provision for loan losses	654,924	733,125	682,384	540,254	457,770
Noninterest income	186,224	189,222	175,976	153,201	138,627
Noninterest expense	559,678	519,601	515,255	431,649	376,001
Minority interest expense/REIT preferred dividends	12,984	—	—	—	—

Income before income taxes	268,486	402,746	343,105	261,806	220,396
Applicable income taxes	87,561	136,933	114,603	88,929	74,785

Net Income	$180,925	$265,813	$228,502	$172,877	$145,611

Earnings Per Common Share:
Net income:
Basic	$1.18	$1.73	$1.53	$1.32	$1.17
Diluted	1.17	1.72	1.52	1.31	1.16
Average shares outstanding:
Basic	153,519	153,598	149,053	131,144	124,615
Diluted	154,391	154,810	150,790	132,315	125,289
Cash dividends per common share	$0.75	$0.68	$0.61	$0.58	$0.56

	2007	2006	2005	2004	2003
	(In thousands)
Statement of Condition data at year end:
Total assets	$25,975,989	$22,784,249	$21,426,197	$18,896,610	$16,267,979
Securities purchased under agreements to resell	2,049,664	605,937	589,902	221,491	—
Total securities	3,682,510	3,085,488	2,844,354	3,653,554	3,110,708
Loans, net of unearned income	15,923,178	15,478,889	14,899,864	12,857,811	11,588,895
Loans held for sale	1,544,222	1,474,000	1,097,892	678,496	378,324
Non-time deposits	9,771,573	9,092,663	9,012,943	7,546,038	6,017,435
Total deposits	18,544,267	16,091,054	15,483,449	11,863,695	9,918,434
Long-term debt	4,023,836	2,522,273	2,338,831	2,260,957	2,442,235
Shareholders’ equity	2,273,571	2,057,335	1,932,691	1,398,291	1,185,452
Average balances:
Total assets	23,845,264	22,237,690	20,682,310	17,433,571	15,842,491
Interest-earning assets	21,636,867	20,409,906	18,943,511	16,173,539	14,736,974
Securities purchased under agreements to resell	1,467,233	592,840	489,688	76,554	—
Total securities	3,170,823	3,014,453	3,400,782	3,397,000	2,763,667
Loans, net of unearned income	15,290,766	15,339,699	14,139,380	12,148,513	11,550,930
Loans held for sale	1,613,170	1,374,115	823,177	497,315	373,226
Non-time deposits	9,278,950	9,080,151	8,543,542	6,847,334	5,419,445
Total deposits	16,566,120	15,788,319	13,987,525	10,862,040	9,418,926
Shareholders’ equity	2,166,296	1,992,772	1,779,081	1,285,772	1,125,296

	2007	2006	2005	2004	2003
Selected Financial Measures:
Net income to:
Average assets	0.76%	1.20%	1.10%	0.99%	0.92%
Average shareholders’ equity	8.35	13.34	12.84	13.45	12.94
Noninterest income/average assets	0.78	0.85	0.85	0.88	0.88
Noninterest expense/average assets	2.35	2.34	2.49	2.48	2.37
Efficiency ratio	58.68	54.94	58.11	59.76	59.11
Dividend payout ratio	64.10	39.53	40.13	44.27	48.28
Shareholders’ equity to assets	8.75	9.03	9.02	7.40	7.29
Tangible common equity ratio	4.83	6.26	5.97	5.43	5.65
Tangible capital ratio	6.00	6.26	5.97	5.43	5.65
Book value per share	$14.44	$13.46	$12.53	$10.45	$9.34
Tangible book value per share	$7.63	$9.05	$8.02	$7.50	$7.11
Risk-based capital:(1)
Tier 1	8.22%	9.09%	9.15%	8.80%	9.41%
Total	11.01	11.77	12.17	11.39	12.55
Tier 1 leverage(1)	6.67	7.81	7.77	7.16	7.54
Total nonperforming assets to net loans, other real estate and repossessions(2)	0.86	0.16	0.21	0.29	0.65
Net charge-offs to average loans	0.35	0.12	0.14	0.19	0.31
Allowance for loan losses to total loans (net of unearned income)	1.50	1.13	1.15	1.16	1.20
Allowance for loan losses to nonperforming loans(2)	196	1247	662	548	240
Non-GAAP Measures:(3)
Core noninterest income/average assets(4)	0.88	0.82	0.85	0.84	0.89
Core noninterest expense/average assets(5)(7)	2.27	2.33	2.42	2.42	2.37
Core efficiency ratio(6)(7)	55.49	55.34	56.58	59.04	58.88

(1)	Refer to Note 18, Regulatory Matters and Restrictions, for additional information.
(2)	Nonperforming loans and nonperforming assets are shown as defined in the Risk Management section of Management’s Discussion and Analysis.
(3)	Management believes that these non-GAAP measures provide information that is useful to investors in understanding the performance of the Company’s underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of results for ongoing business operations, and it is on this basis that Management internally assesses the Company’s performance.
(4)	Excluded from core noninterest income are securities and derivatives gains (losses), net totaling $4.0 million, $4.8 million, ($24.7) million, $7.5 million, and $4.8 million for 2007, 2006, 2005, 2004 and 2003, respectively; securities restructuring charges of ($36.0) million for 2007; gain on sale of mortgage loans of $3.9 million and merchant services of $4.9 million for 2007; gain on sale of Goldleaf of $2.8 million for 2006; gain on sale of branches of $37.0 million for 2005; and changes in fair value of swap derivatives of ($12.1) million, ($0.4) million and ($6.9) million for 2005, 2004 and 2003, respectively.
(5)	Excluded from core noninterest expense are severance expense of $6.6 million and $0.4 million for 2007 and 2006, respectively; merger related expenses of $4.0 million, $4.2 million, $2.0 million and $0.3 million for 2007, 2005, 2004 and 2003, respectively; and net losses related to the early extinguishment of debt of $6.9 million, $9.6 million and $7.4 million for 2007, 2005 and 2004, respectively.
(6)	This ratio utilizes core noninterest income and core noninterest expense as detailed in notes (4) and (5) above.
(7)	Prior periods have been conformed to the current period presentation.

Selected Quarterly Financial Data 2007-2006

	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$400,197	$395,534	$383,874	$376,880	$380,154	$381,307	$359,449	$334,675
Interest expense	204,996	199,523	193,657	196,935	195,686	190,755	167,362	146,515

Net interest income	195,201	196,011	190,217	179,945	184,468	190,552	192,087	188,160
Provision for loan losses	93,295	4,800	6,105	2,250	3,400	1,450	4,950	12,342

Net interest income after provision for loan loss	101,906	191,211	184,112	177,695	181,068	189,102	187,137	175,818
Noninterest income	59,266	52,958	58,781	15,219	49,829	45,962	44,873	48,558
Noninterest expense	145,102	134,951	141,484	138,141	130,529	131,985	131,226	125,861
Minority interest expense/REIT preferred dividends	5,336	5,336	2,312	—	—	—	—	—
Applicable income taxes	1,762	34,527	32,978	18,294	34,125	35,047	34,266	33,495

Net income	$8,972	$69,355	$66,119	$36,479	$66,243	$68,032	$66,518	$65,020

Earnings Per Share:
Net income
Basic	$0.06	$0.45	$0.43	$0.24	$0.43	$0.44	$0.43	$0.42
Diluted	$0.06	$0.45	$0.43	$0.24	$0.43	$0.44	$0.43	$0.42

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report to shareholders and the Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes”, “estimates”, “plans”, “expects”, “should”, “may”, “might”, “outlook”, “potential”, “anticipates”, the negative of these terms and similar expressions as they relate to BancGroup (including its subsidiaries and its management), are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

In addition to factors mentioned elsewhere in this annual report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance. These factors are not exclusive:

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry and from non-banks;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2008 and beyond;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	acts of terrorism or war; and

•	changes in the securities markets.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $26.0 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At December 31, 2007, BancGroup had 338 branches in Florida, Alabama, Georgia, Nevada and Texas.

The following chart includes the Company’s assets, deposits and branches by state as of December 31, 2007.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$15,326	59%	$10,751	58%	196	58%
Alabama	4,274	17%	4,200	23%	90	27%
Georgia	1,415	5%	725	4%	18	5%
Texas	1,639	6%	711	4%	18	5%
Nevada	1,048	4%	669	3%	16	5%
Corporate/Other	2,274	9%	1,488	8%	—	—

Total	$25,976	100%	$18,544	100%	338	100%

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

BancGroup’s growth strategy concentrates on developing high growth markets in Florida, Nevada, Georgia and Texas while maintaining a strong presence in growing markets within Alabama. The Company plans to grow primarily through internal strategies of seeking quality loan growth, generating deposit growth through the development of customer relationships and competitive product offerings, increasing noninterest income through continued expansion of fee based products and services and cultivating a sales oriented business culture with an emphasis on customer service. BancGroup will also continue to monitor possible acquisitions of strong banks operating in high growth markets that fit into the Company’s strategic plans and desired market areas.

Earnings Overview

Colonial had earnings for the year ended December 31, 2007 of $1.17 per diluted share, a 32% decrease from the $1.72 earned in 2006. Net income for the year was $181 million, a 32% decrease from 2006.

Colonial’s net interest income increased 1% over 2006, driven by a 6% increase in average earning assets, partially offset by 16 basis points of net interest margin compression. The net interest margin for 2007 was 3.55% compared to 3.71% for 2006. Net interest margin compression was caused primarily by increased funding costs arising from increased deposit pricing and a shift in deposits toward higher rate certificates of deposit from no and low cost products.

Noninterest income for 2007 decreased 2% from 2006, due to $36.0 million of securities restructuring charges incurred in 2007. However, core noninterest income increased by $27.8 million, or 15%, from 2006 to 2007, with strong increases in retail banking fees, financial planning services, mortgage banking origination and sales and bank-owned life insurance.

Noninterest expense increased in 2007 by 8%, or $40.0 million, compared to 2006, reflecting increased costs related to the addition of branches through acquisition and de novo expansion, increased costs associated with employee severance of $6.2 million, merger related expenses of $4.0 million and a net loss on early extinguishment of debt totaling $6.9 million.

Colonial’s loan loss provision was $106.5 million in 2007 compared to $22.1 million in 2006. The Company increased its allowance for loan losses to $238.8 million, or 1.50% of net loans, at December 31, 2007 from $174.9 million, or 1.13%, at December 31, 2006, due to weakening economic conditions primarily in the fourth quarter, which have adversely affected the Company’s residential construction loan portfolio. The Company’s nonperforming assets ratio was 0.86% at December 31, 2007 compared to 0.16% at December 31, 2006. Net charge-offs as a percent of average net loans were 0.35% for 2007 compared to 0.12% in 2006.

BancGroup’s total risk-based capital ratio at December 31, 2007 was 11.01%, and its Tier I risk-based capital ratio was 8.22%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively. The Company’s total and Tier I risk-based capital ratios at December 31, 2006 were 11.77% and 9.09%, respectively. The Company’s Tier I leverage ratios were 6.67% and 7.81% at December 31, 2007 and 2006, respectively, exceeding the minimum regulatory guideline of 4%.

In 2007, the Company paid dividends of $115.0 million, or $0.75 per share to its shareholders, compared to $104.8 million, or $0.68 per share, in 2006. The Company declared a $0.19 per share quarterly dividend (a 1% increase over 2007) payable on February 8, 2008 to holders of record as of January 25, 2008.

Business Combinations

On June 1, 2007, Colonial completed the acquisition of Miami, Florida based Commercial Bankshares, Inc. (Commercial) and its subsidiary Commercial Bank of Florida. On the acquisition date, Commercial had approximately $1.1 billion in assets, $822 million in deposits and $601 million in loans. The acquisition of Commercial added 13 full-service branches to Colonial’s franchise in Miami-Dade and Broward counties in south Florida. Total consideration for the transaction was approximately $319.4 million.

On December 3, 2007, Colonial completed the acquisition of Lakeland, Florida based Citrus & Chemical Bancorporation, Inc. (C&C) and its subsidiary Citrus & Chemical Bank. On the acquisition date, C&C had approximately $852 million in assets, $672 million in deposits and $525 million in loans. The acquisition of C&C added 10 full-service branches to Colonial’s franchise in Polk County, Florida. Total consideration for the transaction was approximately $217.6 million.

Divestitures

On January 31, 2006, the Company sold its investment in Goldleaf Technologies, Inc., a Delaware corporation which provides internet and ACH services to community banks. As a result of the sale, the Company removed $9.0 million of net assets, including $8.5 million of goodwill, from the balance sheet and recognized a gain of $2.8 million.

CRITICAL ACCOUNTING POLICIES

BancGroup’s significant accounting and reporting policies are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation.

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy of the allowance considers both impaired and unimpaired loans and takes into consideration Colonial Bank’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future adverse economic conditions, increased nonperforming loans or other factors will not require further increases in the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the Risk Management section of Management’s Discussion and Analysis as well as Note 1 to the Consolidated Financial Statements.

The table below illustrates BancGroup’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses.

	Estimated Effect on 2007 Provision Expense Assuming the Following Changes in Each Determining Factor(2)
Factors	+10%	-10%
	(In thousands)
Loan portfolio size	$19,481	$(19,751)
Net charge-offs	4,945	(4,945)
Criticized loans(1)	3,187	(3,191)

(1)	Criticized loans include all loans rated special mention or worse (includes all nonperforming assets and loans past due 90 days or more but still accruing interest).
(2)	These computations do not contemplate any action BancGroup could or would undertake in response to changes in each of these risk factors.

Purchase Accounting and Goodwill

For an acquisition, BancGroup is generally required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identifiable intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, as well as other acquisition-related items.

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

Fair values of reporting units are estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on future growth rates and discount rates based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations of each reporting unit.

The goodwill impairment analysis for 2007 indicated that no impairment write-offs were required. The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of September 30, 2007. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 1, Summary of Significant Accounting and Reporting Policies.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates(1)
	No Change	+10%	- 10%
	(In thousands)
Total excess of estimated fair value versus carrying value for all reporting units	$1,678,625	$1,156,642	$2,395,841

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancGroup could undertake in response to changes in the risks associated with the operations of each reporting unit.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. FIN 48 applies to all tax positions within the scope of Statement of Financial Accounting Standards (SFAS 109), Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in BancGroup’s financial statements if it is more likely than not that the benefits would be sustained after full review by the relevant taxing authority.

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

Consolidations

The Company enters into a variety of financing and investing arrangements in the normal course of business. Financing arrangements are entered into to meet balance sheet management, funding, liquidity and market or credit risk management needs. Investing arrangements are entered into in order to earn a return on investment. Because certain financing arrangements are made through legal entities and certain investments are in separate legal entities, the Company must evaluate whether or not these entities should be consolidated into the Company for financial reporting. In determining whether the entities involved in these arrangements should be consolidated, the Company first considers the guidance in Accounting Research Bulletin 51, Consolidated Financial Statements, which requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement is usually applied to subsidiaries in which a company has a majority voting interest. However, for entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks, the Company follows the guidance in FIN 46R, Consolidation of Variable Interest Entities. Determining whether a variable interest entity

(VIE) should be consolidated requires the Company to make estimates about the VIE’s expected losses and expected residual returns, as well as the extent to which those expected losses and expected residual returns will be absorbed by the Company. If the Company absorbs a majority of either, it is considered the primary beneficiary and is required to consolidate the VIE.

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

The Company adopted SFAS 123(R) using the modified prospective transition method which did not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. SFAS 123(R) did require a cumulative effect adjustment of previously recognized compensation expense in order to estimate forfeitures for awards outstanding on the adoption date. The cumulative effect adjustment was immaterial.

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

For options granted during 2007 and 2006, the expected option term was determined based upon analysis of the Company’s historical experience with exercise and post-vesting termination behavior of employees. The resulting expected option term was 5.33 years. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The resulting weighted average expected volatility was 21.4% and 22.8% in 2007 and 2006, respectively. The expected forfeiture rate was determined based on analysis of the Company’s historical experience with employees’ pre-vesting termination behavior.

For options granted during 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The resulting expected option term was 5 years. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The resulting weighted average expected volatility was 25.0%.

As of December 31, 2007, the total unrecognized compensation cost related to nonvested awards was $9.9 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

REVIEW OF RESULTS OF OPERATIONS

Colonial had earnings per diluted share of $1.17 and $1.72 for 2007 and 2006, respectively. The Company also reported net income of $181 million and $266 million for 2007 and 2006, respectively.

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income represents the difference between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds. Interest rate volatility, which impacts the volume and mix of earning assets and interest bearing liabilities, as well as their rates, can significantly impact net interest income. The net interest margin is fully tax equivalent net interest income expressed as a percentage of average earning assets for the period being measured. The net interest margin is presented on a fully tax equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities.

Beginning in 2004, short-term rates increased at a faster pace than long-term rates. The short-term rates were driven by rate increases by the Federal Reserve while the long-term rates were driven by market supply and demand for debt instruments. The yield curve flattened during this period and ultimately inverted in 2006. Short-term and long-term Treasury rates have remained below the Federal Reserve’s overnight borrowing rate for banks (the Federal Funds rate) which remained constant at 5.25% from June 2006 to September 2007. On September 18, 2007, the Federal Reserve Board cut the Federal Funds rate 50 basis points to 4.75%. On both October 31, 2007 and December 11, 2007, the Federal Reserve Board cut the Federal Funds rate an additional 25 basis points. The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past two years.

The Company’s net interest income, on a tax equivalent basis, increased $11.1 million, or 1%, in 2007 compared to 2006. The increase in net interest income was primarily from increased volumes of average earning assets coupled with a modest increase in yields. Average earning assets grew $1.2 billion, or 6%, while the yield on average earning assets increased 8 basis points to 7.22%. Funding costs increased 15 basis points more than the yield on average earning assets resulting in net interest margin compression of 16 basis points to 3.55%.

Interest Earning Assets

Average earning assets, as shown below, consist primarily of loans, securities and loans held for sale. In 2007 and 2006, approximately 63% and 66%, respectively, of BancGroup’s average earning assets were variable, adjustable or short-term in nature, and the rate of earnings on those assets changes when market rates change.

Average Funding

Average funding, as shown below, consists primarily of deposits and wholesale borrowings. During 2007, average funding grew $1.6 billion, or 7%. The cost of average interest bearing liabilities increased 23 basis points to 4.32% in 2007 compared to 2006.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin.

Average Volume and Rates

	2007			2006			2005
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income(1)(2)(4)	$15,290,766	$1,168,231	7.64%	$15,339,699	$1,165,917	7.60%	$14,139,380	$933,071	6.60%
Loans held for sale(4)	1,613,170	110,858	6.87%	1,374,115	92,921	6.76%	823,177	46,247	5.62%
Held to maturity securities and securities available for sale:
Taxable	2,701,562	150,951	5.59%	2,823,409	141,918	5.03%	3,204,634	145,674	4.55%
Nontaxable(2)	267,212	16,482	6.17%	45,497	2,967	6.52%	47,755	3,321	6.95%
Equity securities	202,049	11,977	5.93%	145,547	8,498	5.84%	148,393	6,834	4.61%

Total securities	3,170,823	179,410	5.66%	3,014,453	153,383	5.09%	3,400,782	155,829	4.58%
Securities purchased under agreements to resell	1,467,233	99,602	6.79%	592,840	40,176	6.78%	489,688	25,329	5.17%
Federal funds sold and other short-term investments	94,875	4,598	4.85%	88,799	4,434	4.99%	90,484	3,034	3.35%

Total interest earning assets(2)	21,636,867	$1,562,699	7.22%	20,409,906	$1,456,831	7.14%	18,943,511	$1,163,510	6.14%

Allowance for loan losses	(174,419)			(175,060)			(163,348)
Cash and due from banks	336,814			376,815			402,528
Premises and equipment, net	449,744			362,142			295,073
Net unrealized loss on available for sale securities	(33,880)			(81,613)			(39,889)
Other assets(4)	1,630,138			1,345,500			1,244,435

Total Assets	$23,845,264			$22,237,690			$20,682,310

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing demand deposits	$5,814,153	$184,057	3.17%	$4,886,875	$137,986	2.82%	$4,540,854	$68,874	1.52%
Savings deposits	552,270	7,758	1.40%	1,223,991	33,574	2.74%	1,042,184	21,761	2.09%
Time deposits(4)	7,287,170	363,018	4.98%	6,708,168	297,729	4.44%	5,443,983	182,898	3.36%

Total interest bearing deposits	13,653,593	554,833	4.06%	12,819,034	469,289	3.66%	11,027,021	273,533	2.48%
Repurchase agreements	600,176	24,773	4.13%	867,534	37,327	4.30%	878,371	20,518	2.34%
Federal funds purchased and other short-term borrowings	846,853	43,140	5.09%	1,119,169	57,464	5.13%	1,760,970	54,877	3.12%
Long-term debt(4)	3,292,036	172,365	5.24%	2,324,505	136,237	5.86%	2,153,881	103,906	4.82%

Total interest bearing liabilities	18,392,658	$795,111	4.32%	17,130,242	$700,317	4.09%	15,820,243	$452,834	2.86%

Noninterest bearing demand deposits	2,912,527			2,969,285			2,960,504
Other liabilities(4)	194,725			145,391			122,482

Total liabilities	21,499,910			20,244,918			18,903,229
Minority interest/REIT preferred securities	179,058			—			—
Shareholders’ equity	2,166,296			1,992,772			1,779,081

Total liabilities and shareholders’ equity	$23,845,264			$22,237,690			$20,682,310

RATE DIFFERENTIAL			2.90%			3.05%			3.28%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$767,588	3.55%		$756,514	3.71%		$710,676	3.75%

Taxable equivalent adjustments(2):
Loans		(830)			(325)			(423)
Held to maturity securities and securities available for sale		(5,384)			(922)			(1,031)

Total taxable equivalent adjustments		(6,214)			(1,247)			(1,454)

Net interest income		$761,374			$755,267			$709,222

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$13,653,593	$554,833	4.06%	$12,819,034	$469,289	3.66%	$11,027,021	$273,533	2.48%
Noninterest bearing demand deposits	2,912,527	—	—	2,969,285	—	—	2,960,504	—	—

Total average deposits	$16,566,120	$554,833	3.35%	$15,788,319	$469,289	2.97%	$13,987,525	$273,533	1.96%

(1)	Loans classified as non-accrual are included in the average volume calculation. Interest income on loans includes loan fees of $38 million, $48 million and $49 million for 2007, 2006 and 2005, respectively.
(2)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(3)	Net yield on interest earning assets is net interest income divided by average total interest earning assets.
(4)	The adjustments for mark to market valuations on hedged assets and liabilities have been classified in either other assets or other liabilities.

Analysis of Interest Increases (Decreases)

	2007 Change From 2006			2006 Change From 2005
		Attributed To(1)			Attributed To(1)
	Amount	Volume	Rate	Amount	Volume	Rate
	(In thousands)
Interest income:
Loans, net of unearned income	$2,314	$(3,822)	$6,136	$232,846	$91,452	$141,394
Loans held for sale	17,937	16,425	1,512	46,674	37,290	9,384
Taxable securities	9,033	(6,778)	15,811	(3,756)	(19,138)	15,382
Nontaxable securities	13,515	13,674	(159)	(354)	(149)	(205)
Equity securities	3,479	3,348	131	1,664	(161)	1,825

Total securities	26,027	10,244	15,783	(2,446)	(19,448)	17,002
Securities purchased under agreements to resell	59,426	59,367	59	14,847	6,963	7,884
Federal funds sold and other short-term investments	164	288	(124)	1,400	(84)	1,484

Total	105,868	82,502	23,366	293,321	116,173	177,148

Interest expense:
Interest bearing demand deposits	46,071	28,967	17,104	69,112	10,081	59,031
Savings deposits	(25,816)	(9,415)	(16,401)	11,813	5,039	6,774
Time deposits	65,289	29,065	36,224	114,831	56,036	58,795
Repurchase agreements	(12,554)	(11,079)	(1,475)	16,809	(407)	17,216
Federal funds purchased and other short-term borrowings	(14,324)	(13,876)	(448)	2,587	(32,808)	35,395
Long-term debt	36,128	50,540	(14,412)	32,331	9,931	22,400

Total	94,794	74,202	20,592	247,483	47,872	199,611

Net interest income	$11,074	$8,300	$2,774	$45,838	$68,301	$(22,463)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is included in Volume Change above.

Total interest income increased $106 million in 2007 compared to 2006. This increase was driven by an increase of $1.2 billion in average earning assets as well as an increase of 8 basis points in the yield earned on those assets. The drivers of these changes are more fully described below.

Interest income on loans increased $2.3 million from 2006. The increase was the result of a 4 basis point increase in the yield earned on average loans which more than offset a $49 million decrease in average loan volume. The decrease in volume was the result of decelerating demand for new loans while existing loans continued to pay down or pay off.

Interest income on loans held for sale increased $18 million in 2007 compared to 2006. Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgage loans and other loans held for sale. The main contributor to the increase was a $239 million, or 17%, increase in average volume coupled with an 11 basis point increase in the average rate on loans held for sale. The increase in volume was attributable to increases in short-term participations in mortgage loans. The yield on loans held for sale is significantly influenced by the prevailing market rates which were higher in 2007 than in 2006.

Interest income on securities increased $26 million in 2007 from 2006. The increase was primarily the result of a 57 basis point increase in yield on the average balances as well as a $156 million, or 5%, increase in average volume. The Company restructured its securities portfolio in April 2007, selling approximately one-third of the total portfolio and reinvesting those proceeds and additional amounts into higher yielding securities. For more information, refer to the Securities section of Management’s Discussion and Analysis.

Interest income from securities purchased under agreements to resell increased $59 million compared to 2006. The primary driver of the increase was an $874 million, or 147%, increase in average volume. During the first quarter of 2007, the Company invested $500 million in new securities purchased under agreements to resell which had an average balance during 2007 of $480 million and yielded 6.69%. The remaining increase of $394 million was the result of growth in securities purchased under agreements to resell generated by the Company’s mortgage warehouse division. The yield earned on total securities purchased under agreements to resell increased by 1 basis point from 2006.

Total interest expense increased $95 million from 2006. The Company’s average funding costs for interest bearing liabilities increased 23 basis points to 4.32%. Including the impact of noninterest bearing deposits, which decreased $57 million, or 2%, in 2007, average total funding costs increased 25 basis points to 3.73%. The drivers of the increase in funding costs are described below.

Interest expense on interest bearing non-time deposits and time deposits increased $46 million and $65 million, respectively, compared to 2006, while interest expense on savings deposits decreased $26 million. With increased market rates during 2006 and 2007, deposit customers migrated from low or no cost transaction accounts to higher cost deposits. As a result of customer preference for higher cost deposits and the continued maturities of time deposits in a higher rate environment, the Company’s total cost of deposits increased 38 basis points to 3.35%. Average interest bearing non-time deposits increased $927 million, or 19%, while the rate on those deposits increased 35 basis points. Average savings deposits decreased $672 million, or 55%, while the rate on those deposits decreased 134 basis points. Average time deposits increased $579 million, or 9%, while the rate on time deposits increased 54 basis points. Approximately 71% of the Company’s December 31, 2007 time deposits will re-price during the next six months. Total average deposits funded approximately 77% of the Company’s average earning assets in both 2007 and 2006.

The Company’s wholesale borrowings are comprised of repurchase agreements, federal funds purchased and other short-term borrowings and long-term borrowings. The total cost of wholesale borrowings increased $9 million for 2007 compared to 2006. This increase was driven by an increase in average borrowings partially offset by a decrease in the average rate paid on those borrowings. As the level of earning asset growth exceeded deposit growth, Colonial increased average wholesale borrowings by $428 million, or 10%. With the inverted yield curve, the Company shifted the components of wholesale borrowings to lower cost long-term borrowings. The cost of average wholesale borrowings decreased 29 basis points to 5.07%. The decline in the rate paid on average wholesale borrowings was the result of the Company’s replacing higher rate short-term and long-term borrowings with lower cost long-term debt. For more information, refer to the Wholesale Borrowings section of Management’s Discussion and Analysis.

Loan Loss Provision

The provision for loan losses for the year ended December 31, 2007 was $106.5 million compared to $22.1 million for 2006. The provision for loan losses exceeded net charge-offs by $52.4 million and $3.8 million for the years ended December 31, 2007 and 2006, respectively. Net charge-offs were 0.35% and 0.12% of average loans for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007, BancGroup’s allowance for loan losses was $238.8 million, up $64.0 million over December 31, 2006. The allowance for loan losses represented 1.50% of period end net loans at December 31, 2007 compared to 1.13% at December 31, 2006. The allowance covered nonperforming loans by 196% at December 31, 2007 compared to 1247% at December 31, 2006. For more information, refer to the Allowance for Loan Losses discussion presented in the Risk Management section of Management’s Discussion and Analysis.

Noninterest Income

The following chart details the Company’s noninterest income by category for the years ended December 31, 2007 and 2006:

(1)	Other income consists primarily of securities and derivatives gains (losses), securities restructuring charges and gains from the sale of mortgage loans, merchant services and Goldleaf.

The following table shows the dollar and percentage change in noninterest income by category for 2007 as compared to 2006, and 2006 as compared to 2005. Core noninterest income increased $27.8 million, or 15%, in 2007 as compared to 2006.

				Increase (Decrease)
	Year Ended December 31,			2007 Compared to 2006%		2006 Compared to 2005%
	2007	2006	2005
	(In thousands)
Service charges on deposit accounts	$75,466	$65,071	$58,302	$10,395	16.0%	$6,769	11.6%
Electronic banking	18,815	17,212	15,324	1,603	9.3	1,888	12.3
Other retail banking fees	12,275	14,436	14,022	(2,161)	(15.0)	414	3.0

Retail banking fees	106,556	96,719	87,648	9,837	10.2	9,071	10.3
Financial planning services	16,734	14,054	13,211	2,680	19.1	843	6.4
Mortgage banking origination and sales	14,923	13,540	12,228	1,383	10.2	1,312	10.7
Mortgage warehouse fees	22,240	25,323	16,055	(3,083)	(12.2)	9,268	57.7
Bank-owned life insurance	20,230	15,954	13,942	4,276	26.8	2,012	14.4
Net cash settlement of swap derivatives	—	—	10,298	—	—	(10,298)	(100.0)
Other income	28,750	16,031	22,281	12,719	79.3	(6,250)	(28.1)

Core noninterest income	209,433	181,621	175,663	27,812	15.3	5,958	3.4
Securities and derivatives gains (losses), net	4,047	4,772	(24,654)	(725)	(15.2)	29,426	119.4
Securities restructuring charges	(36,006)	—	—	(36,006)	(100.0)	—	—
Change in fair value of swap derivatives	—	—	(12,053)	—	—	12,053	100.0
Gain on sale of mortgage loans	3,850	—	—	3,850	100.0	—	—
Gain on sale of merchant services	4,900	—	—	4,900	100.0	—	—
Gain on sale of Goldleaf	—	2,829	—	(2,829)	(100.0)	2,829	100.0
Gain on sale of branches	—	—	37,020	—	—	(37,020)	(100.0)

Total noninterest income	$186,224	$189,222	$175,976	$(2,998)	(1.6)%	$13,246	7.5%

Retail banking fees increased 10.2% from 2006 to 2007 primarily due to an increase of $10.4 million in service charges on deposit accounts. Service charges on deposit accounts is comprised of service charges on consumer and commercial deposit accounts and nonsufficient funds fees. Nonsufficient funds fees is the largest component of the increase from 2006 to 2007. The increase in nonsufficient funds fees is primarily due to an increase in the number of customer accounts in conjunction with customers maintaining lower balances in those accounts.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased from 2006 to 2007 primarily because of an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retail banking fees decreased from 2006 to 2007 primarily due to the Company’s sale of its merchant services contracts in April 2007. In connection with the sale of these contracts, Colonial entered into an agent bank agreement with a third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue offering those services to its customer base. The referral fees for new contracts are less than the previous fee income but also reduce the Company’s expenses and risks. As a part of the sale, Colonial recognized a $4.9 million gain as noted separately in the table above.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Financial planning services increased from 2006 to 2007 primarily due to increased volumes of variable annuities and insurance products sold, partially offset by a decline in the volume of securities sold and in trust revenues. The increased volumes of variable annuities were driven by customer demand.

Mortgage banking origination and sales income is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking origination and sales income increased 10.2% from 2006 to 2007, with less than a 1% increase in sales volume, due to improved profit margins on the loans sold and a shift to FHA and VA products which have a higher margin than conventional products.

Mortgage warehouse fees are comprised of three revenue streams: servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits (conduits), custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. The decrease in mortgage warehouse fees from 2006 to 2007 was primarily related to lower servicing and other fees received from the conduits as the average balance of assets sold decreased from $1.7 billion in 2006 to $1.6 billion in 2007, along with decreased spreads on the assets in the conduits. This decrease was slightly offset by an $0.8 million increase in custodial fees from 2006 to 2007. The increase in custodial fees was due to higher volume from existing customers.

Income from bank-owned life insurance (BOLI) increased from 2006 to 2007 primarily due to the purchase of an additional $100 million of BOLI in December 2006.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and other assets and several other small items. The increase from 2006 to 2007 was primarily from gain on sale of bank premises which increased $10.9 million, including the sale-leaseback of 56 bank locations that produced a gain of $8.6 million. Revenues from joint ventures also increased $3.4 million from 2006 to 2007.

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2007, the Company declared its intent to restructure the securities portfolio by selling approximately $1.2 billion in available for sale securities. The Company recorded an impairment loss of $36.0 million. The securities were sold in April 2007. In 2007, the Company recorded gains of $4.0 million from the sale of approximately $453 million in debt securities and $0.9 million of equity securities. In 2006, the Company recorded gains of $2.3 million from the sale of approximately $988 million in debt securities, and an additional gain of $2.5 million related to trading derivatives with total notional value of approximately $155 million.

The Company sold approximately $490 million of residential real estate loans in March 2007 and recognized a $3.9 million gain.

The Company sold its investment in Goldleaf Technologies, Inc. in January 2006. The Company recognized a gain of $2.8 million on the sale.

Noninterest Expense

The following table shows the dollar and percentage change in noninterest expense by category for 2007 as compared to 2006, and 2006 as compared to 2005. Core noninterest expense increased $23.0 million, or 4%, in 2007 as compared to 2006. Core noninterest expense to average assets was 2.27% and 2.33% for 2007 and 2006, respectively.

				Increase (Decrease)
	Year Ended December 31,			2007 Compared to 2006%		2006 Compared to 2005%
	2007	2006	2005
	(In thousands)
Salaries and employee benefits	$279,055	$279,612	$262,659	$(557)	(0.2)%	$16,953	6.5%
Occupancy expense of bank premises, net	78,709	67,338	62,666	11,371	16.9	4,672	7.5
Furniture and equipment expenses	53,262	48,585	43,653	4,677	9.6	4,932	11.3
Professional services	18,787	18,465	22,091	322	1.7	(3,626)	(16.4)
Electronic banking and other retail banking expenses	19,660	13,521	13,684	6,139	45.4	(163)	(1.2)
Amortization of intangible assets	13,358	12,209	11,528	1,149	9.4	681	5.9
Communications	11,099	10,845	10,278	254	2.3	567	5.5
Postage and courier	10,656	10,476	10,282	180	1.7	194	1.9
Advertising	10,065	10,782	12,227	(717)	(6.7)	(1,445)	(11.8)
Travel	6,945	8,200	6,596	(1,255)	(15.3)	1,604	24.3
Other expense	40,543	39,155	45,791	1,388	3.5	(6,636)	(14.5)

Core noninterest expense	542,139	519,188	501,455	22,951	4.4	17,733	3.5
Severance expense	6,616	413	54	6,203	1501.9	359	664.8
Merger related expenses	4,015	—	4,196	4,015	100.0	(4,196)	(100.0)
Net loss related to the early extinguishment of debt	6,908	—	9,550	6,908	100.0	(9,550)	(100.0)

Total noninterest expense	$559,678	$519,601	$515,255	$40,077	7.7%	$4,346	0.8%

Salaries and employee benefits decreased from 2006 to 2007. The change was primarily due to decreases in incentives, retirement plan related expenses, commissions and stock based compensation. The Company’s average number of full-time equivalent employees decreased from 4,710 in 2006 to 4,588 in 2007.

The increases in occupancy and furniture and equipment expenses were primarily the result of increased rent expense, repairs and maintenance, property taxes and increased information technology costs resulting from the net addition of 33 branches and a new corporate headquarters building and from increased lease expense related to the sale-leaseback of 24 bank locations in July 2007. In December 2007, Colonial closed a second sale-leaseback of 32 bank locations. The operational results of the second sale-leaseback transaction will begin to be recognized in 2008. The increased occupancy expense from the sale-leasebacks is more than offset by the amortization of deferred gains on the sales, which are included in noninterest income.

Electronic banking and other retail banking expenses are comprised of electronic banking costs, customer supplies, processing service charges, fraud and operating losses and other expenses, all of which increased due to growth in customer accounts and overall revenues.

Amortization of intangible assets increased from 2006 to 2007 due to additional core deposit intangible assets recorded for the Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. acquisitions in 2007.

Advertising expense decreased from 2006 to 2007 due to a reduction in print media and radio advertising, along with a decrease in public relations spending.

Travel expenses decreased from 2006 to 2007 primarily due to an increased focus on reducing both travel and entertainment costs.

Other expenses increased from 2006 to 2007. The primary driver of the increase was an increase in FDIC insurance and other regulatory fees which are based on deposit or asset size, partially offset by decreases in other expense categories such as office supplies and contracted resources expense.

Severance expense relates to costs incurred to eliminate approximately 360 positions in 2007.

Merger related expenses were incurred to integrate Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. in 2007. The costs consist of travel, training, marketing, retention bonuses and incremental charges related to the integration of the acquired banks.

During 2007, the Company redeemed $185 million of trust preferred securities, which bore interest averaging 8.58%, and incurred a $6.9 million net loss related to the early extinguishment of debt.

Minority Interest Expense/REIT Preferred Dividends

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. These securities pay dividends at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. The dividends are reflected, before tax, as minority interest expense on the Company’s consolidated statements of income. CBG Florida REIT Corp. may redeem the preferred stock, in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter. Refer to Note 19, Minority Interest/REIT Preferred Securities, for additional information.

Provision for Income Taxes

The effective income tax rate was 32.6% in 2007 and 34.0% in 2006. The provision for income taxes for 2007 and 2006 was $87.6 million and $136.9 million, respectively. The decrease in the effective rate was primarily the result of an increase in the portion of the Company’s pretax income arising from interest on non-taxable securities. For further information concerning the provision for income taxes, refer to Note 24, Income Taxes.

REVIEW OF STATEMENT OF CONDITION

Securities

BancGroup determines the funds available for investment based upon anticipated loan and deposit growth, liquidity needs and pledging requirements, as well as other factors. An investment strategy is developed based on these factors, along with BancGroup’s balance sheet position and relative value opportunities in the market.

All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity securities was $1.2 million at the end of 2007 compared to $1.9 million at the end of 2006. The current year decline was due to paydowns, maturities and calls in the portfolio while BancGroup did not reinvest in any held to maturity securities. Securities classified as held to maturity consisted primarily of U.S. Treasury bonds, agency mortgage-backed securities and municipal obligations.

Securities available for sale represent those securities that the Company intends to hold for an indefinite period of time and may be sold in response to changes in BancGroup’s interest rate risk position, prepayment risk or other similar factors. These securities are recorded at market value with unrealized gains or losses, net of any tax effect, added to or deducted from shareholders’ equity. Unrealized net losses on securities available for sale was a pretax loss of $5.8 million at December 31, 2007 compared to $54.0 million at December 31, 2006. The unrealized losses, net of income taxes, are reflected in the Company’s shareholders’ equity in the amount of $3.7 million and $34.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007, securities available for sale totaled $3.7 billion, or 99.97% of the total securities portfolio, compared to $3.1 billion, or 99.94%, at December 31, 2006. The following chart details the Company’s securities available for sale at December 31, 2007 by category:

Securities Available for Sale

The composition of the Company’s securities portfolio is reflected in the following tables.

Securities by Category

	Carrying Value at December 31,
	2007	2006	2005
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities (GSE’s)	$—	$166,481	$184,557
Mortgage-backed and other pass-through securities of GSE’s	655,636	352,075	359,691
Collateralized mortgage obligations of GSE’s	703,867	660,780	698,763
Private collateralized mortgage obligations	1,701,047	1,670,973	1,412,004
Obligations of state and political subdivisions	371,930	78,603	42,056
Federal Reserve and FHLB stock and other	248,802	154,702	144,333

Total securities available for sale	3,681,282	3,083,614	2,841,404

Held to maturity securities:
U.S. Treasury securities and obligations of U.S. GSE’s	500	500	500
Mortgage-backed securities of GSE’s	486	736	957
Collateralized mortgage obligations of GSE’s	9	11	13
Obligations of state and political subdivisions	233	627	1,480

Total held to maturity securities	1,228	1,874	2,950

Total securities	$3,682,510	$3,085,488	$2,844,354

Securities to total assets	14.2%	13.5%	13.3

Average securities to average earning assets	14.7%	14.8%	18.0

Average duration (excluding equities)	4.97 years	4.45 years	3.51 years

Securities by Credit Rating at December 31, 2007

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	656,122	—	—	—	—	656,122
Collateralized mortgage obligations of GSE’s	703,876	—	—	—	—	703,876
Private collateralized mortgage obligations	—	1,701,047	—	—	—	1,701,047
Obligations of state and political subdivisions	—	368,048	2,321	1,794	—	372,163
Federal Reserve and FHLB stock and other	—	—	4,965	—	243,837	248,802

Total securities	$1,360,498	$2,069,095	$7,286	$1,794	$243,837	$3,682,510

Securities by Credit Rating at December 31, 2006

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$166,981	$—	$—	$—	$—	$166,981
Mortgage-backed and other pass-through securities of GSE’s	352,811	—	—	—	—	352,811
Collateralized mortgage obligations of GSE’s	660,791	—	—	—	—	660,791
Private collateralized mortgage obligations	—	1,670,973	—	—	—	1,670,973
Obligations of state and political subdivisions	—	73,389	2,258	3,583	—	79,230
Federal Reserve and FHLB stock and other	—	—	—	—	154,702	154,702

Total securities	$1,180,583	$1,744,362	$2,258	$3,583	$154,702	$3,085,488

Securities by Credit Rating at December 31, 2005

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$185,057	$—	$—	$—	$—	$185,057
Mortgage-backed and other pass-through securities of GSE’s	360,648	—	—	—	—	360,648
Collateralized mortgage obligations of GSE’s	698,776	—	—	—	—	698,776
Private collateralized mortgage obligations	—	1,412,004	—	—	—	1,412,004
Obligations of state and political subdivisions	—	34,023	2,862	6,651	—	43,536
Federal Reserve and FHLB stock and other	—	—	—	—	144,333	144,333

Total securities	$1,244,481	$1,446,027	$2,862	$6,651	$144,333	$2,844,354

The maturities of the Company’s debt securities portfolio at December 31, 2007 are as follows:

Contractual Maturity Distribution of Debt Securities(1)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Debt securities available for sale:
Mortgage-backed and other pass-through securities of GSE’s	$1,339	6.20%	$1,611	6.36%	$4,939	5.23%	$647,747	5.95%
Collateralized mortgage obligations of GSE’s	2	5.08%	—	—%	—	—%	703,865	5.27%
Private collateralized mortgage obligations	—	—%	—	—%	—	—%	1,701,047	6.08%
Obligations of state and political subdivisions(2)	6,160	6.00%	10,585	6.54%	14,989	6.25%	340,196	6.37%
Other debt securities	4,965	6.28%	1,855	6.90%	—	—%	—	—%

Total debt securities available for sale	12,466	6.13%	14,051	6.57%	19,928	6.00%	3,392,855	5.92%

Held to maturity debt securities:
U.S. Treasury securities and obligations of U.S. GSE’s	—	—%	—	—%	500	7.25%	—	—%
Mortgage-backed securities of GSE’s	3	6.99%	130	7.60%	97	8.50%	256	6.41%
Collateralized mortgage obligations of GSE’s	—	—%	—	—%	—	—%	9	4.73%
Obligations of state and political subdivisions(2)	—	—%	233	7.76%	—	—%	—	—%

Total held to maturity debt securities	3	6.99%	363	7.70%	597	7.45%	265	6.36%

Total debt securities	$12,469	6.13%	$14,414	6.60%	$20,525	6.04%	$3,393,120	5.92%

(1)	These are contractual maturities; expected and actual maturities could differ from contractual maturities because underlying borrowers may have the right to call or prepay obligations without call or prepayment penalties.
(2)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The yield is reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.

Mortgage Warehouse Assets

The mortgage warehouse lending division provides short-term, secured funding to mortgage companies. Colonial’s fundings to the mortgage companies are reflected in loans, loans held for sale or securities purchased under agreements to resell. The mortgage warehouse assets are secured by high quality mortgage loans and sold to investors such as Fannie Mae, Freddie Mac, Ginnie Mae and money center financial institutions who have committed to purchase the mortgage loans collateralizing the mortgage warehouse assets. The mortgage loans are delivered to investors within one month, on average. Colonial controls the collateral files (which include the underlying mortgage legal documents) for the vast majority of the outstanding mortgage warehouse assets. In the event of a default by a mortgage company, Colonial could assume ownership of the underlying individual mortgage loan and the related forward sales commitment pursuant to which Colonial could deliver the loan to the permanent investor.

Colonial has not had any credit or other loss from the mortgage warehouse lending division since the initiation of the unit in 1998. During this period, Colonial has been able to successfully manage through the real estate cycles because of credit procedures and controls, collateral management, close customer relationships and in-house and third-party on-site customer audits.

Mortgage warehouse loans represent collateralized draws on lines of credit to mortgage origination companies. The loans are used to originate mortgage loans to their customers. Investors have committed to purchase the mortgage loans securing the warehouse loans. Short-term participations in loans held for sale are another source of funding provided to these companies whereby Colonial purchases participations in certain mortgage loans which have commitments to be sold to third-party investor institutions. Securities purchased under agreements to resell represent mortgage backed securities which have been securitized by these companies and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors.

Colonial had a facility in which it sold certain mortgage warehouse loans and short-term participations in loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits (conduits). The Company’s strong liquidity position enabled Colonial to reduce mortgage warehouse assets sold by $500 million in each of April and November 2007, for a total reduction of $1.0 billion. At December 31, 2007 and December 31, 2006, the total outstanding balances of interests sold to the conduits were $1.0 billion and $2.0 billion, respectively. In January 2008, the balance outstanding to the conduits was reduced to $0 and the facility was terminated by its terms. The assets that had been sold to the conduits contained the same high quality credit characteristics as those remaining on Colonial’s balance sheet. Refer to Note 8, Sales and Servicing of Financial Assets, and Note 29, Subsequent Event, for additional information.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	December 31,
	2007	2006
	(In thousands)
Securities purchased under agreements to resell	$1,549,664	$605,937
Loans held for sale	1,484,502	1,422,980
Mortgage warehouse loans	290,603	281,693

Total mortgage warehouse assets on balance sheet	3,324,769	2,310,610
Interests sold:
Loans held for sale	769,221	1,675,083
Mortgage warehouse loans	230,779	324,917

Total mortgage warehouse assets under management	$4,324,769	$4,310,610

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale increased $70 million from December 31, 2006, primarily due to a $61 million increase in short-term participations in mortgage loans. Retail mortgages increased by another $18 million, while other loans held for sale decreased by $9 million over this same period. As of December 31, 2007, there were no other loans held for sale. Total loans held for sale will fluctuate as demand for residential mortgages change and customer demands change.

Loans

Total loans increased $444 million, or 3%, in 2007. Excluding the impact of acquisitions and the sale of approximately $490 million of residential loans, total loans decreased $185 million, or 1%, in 2007. Residential construction has slowed considerably in the United States as inventories of existing homes are being absorbed more slowly than in recent years. The impact of the slowdown to Colonial is less demand for loans from customers who meet the Company’s underwriting criteria. While Colonial is well positioned in some of the fastest population growth markets in the country, loan production in 2007 was below the level of payoffs and paydowns.

Gross Loan Portfolio

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Commercial, financial, agricultural	$1,506,986	$1,440,448	$1,591,195	$2,123,664	$1,967,547
Commercial real estate	5,012,773	4,291,979	4,424,465	4,270,817	4,136,976
Real estate construction	6,296,262	6,340,324	5,483,424	3,936,800	3,074,223
Residential real estate	2,673,823	2,987,212	3,048,007	2,228,648	1,988,851
Consumer and other	452,642	438,375	372,470	315,386	433,330

Total loans	15,942,486	15,498,338	14,919,561	12,875,315	11,600,927
Less: unearned income	(19,308)	(19,449)	(19,697)	(17,504)	(12,032)

Total loans, net of unearned income	$15,923,178	$15,478,889	$14,899,864	$12,857,811	$11,588,895

The contractual maturities of loans may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates are a major factor in early loan payoffs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturities of loans at December 31, 2007:

Loan Maturity/Rate Sensitivity

	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating/ Adjustable	Fixed	Floating/ Adjustable
	(Dollars in thousands)
Commercial, financial, and agricultural	$955,261	$376,063	$175,662	$397,848	$1,109,138	$257,187	$294,538
Commercial real estate	995,490	2,537,112	1,480,171	3,086,948	1,925,825	2,615,193	1,402,090
Real estate construction	4,003,687	2,034,720	257,855	919,162	5,377,100	510,515	1,782,060
Residential real estate	770,246	1,075,086	828,491	623,539	2,050,284	370,202	1,533,375
Consumer and other loans	181,222	123,518	147,902	321,981	130,661	235,246	36,174

Totals	$6,905,906	$6,146,499	$2,890,081	$5,349,478	$10,593,008	$3,988,343	$5,048,237

For additional discussion of loans, refer to the Risk Management section of Management’s Discussion and Analysis.

Other Earning Assets

Other earning assets is comprised of interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell. Total other earning assets increased $1.5 billion, or 245%, from December 31, 2006 to December 31, 2007, primarily from an increase in securities purchased under agreements to resell of $1.4 billion, with $944 million of the increase generated by the Company’s mortgage warehouse division resulting from higher customer demand for this product and $500 million purchased as part of the Company’s asset/liability management strategy. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information.

Deposits

BancGroup’s period end deposit structure consisted of the following:

	December 31,		% of Total
	2007	2006	2007	2006
	(In thousands)
Noninterest bearing demand deposits	$2,988,457	$2,869,845	16.1%	17.8%
Interest bearing demand deposits	6,307,491	5,531,036	34.0	34.4
Savings deposits	475,625	691,782	2.6	4.3

Transaction accounts	9,771,573	9,092,663	52.7	56.5
Certificates of deposit less than $100,000	3,635,175	3,256,129	19.6	20.2
Certificates of deposit $100,000 or more	3,143,193	2,864,798	16.9	17.8
Other time deposits	538,740	475,900	2.9	3.0

Retail deposits	17,088,681	15,689,490	92.1	97.5
Brokered certificates of deposit	1,455,586	401,564	7.9	2.5

Total deposits	$18,544,267	$16,091,054	100.0%	100.0%

BancGroup continues to focus on growing deposits throughout its market areas. During 2007, total deposits increased 15% over 2006. The Company added approximately $1.5 billion in new deposits through two acquisitions and another $1.0 billion of brokered deposits. The Company increased its position in brokered deposits as the rates on brokered deposits were less than rates on retail deposits due to intense deposit competition. Excluding the impact of acquisitions and brokered deposits, total deposits at December 31, 2007 were approximately even with December 31, 2006. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Strong regional management, supported by BancGroup’s marketing and treasury departments, provide the Company with resources and products to remain competitive in its deposit markets.

The following chart details BancGroup’s deposit base by state at December 31, 2007:

Total Deposit Base

At December 31, 2007, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$1,497,456
Over 3 through 6	834,011
Over 6 through 12	644,212
Over 12	324,394

Total	$3,300,073

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and repurchase agreements. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt and capital lease obligations. During 2007, federal funds purchased decreased $1.13 billion, or 100%, and repurchase agreements decreased $264 million, or 32%. These decreases are due to Colonial shifting its funding mix to lower cost long-term funding as part of the Company’s asset/liability management. This change in strategy resulted in the Company increasing long-term debt $1.5 billion, or 60%, from December 31, 2006 to December 31, 2007. The Company also redeemed $185 million of higher rate trust preferred securities, representing $190.5 million in junior subordinated debt. Refer to Note 16, Long-Term Debt, for additional information.

REIT Preferred Securities

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. When declared, dividends on these securities are payable at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. CBG Florida REIT Corp., at its option and subject to certain restrictions, may redeem the preferred stock, in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter. The proceeds of this issuance were used to fund the acquisition of Commercial, redeem $100 million of trust preferred securities and buy back BancGroup common stock. These securities also qualify as Tier 1 capital, as outlined in the regulatory capital guidelines. Refer to Note 19, Minority Interest/REIT Preferred Securities, for additional information.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

As a financial services provider, the Company routinely commits to extend credit, including loan commitments, letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for loans. Also, in the ordinary course of business, the Company enters into indemnification agreements, including underwriting agreements relating to offers and sales of its securities, acquisition agreements and various other business arrangements, such as relationships arising from service as a director or officer of BancGroup or its subsidiaries. Additionally, during 2005 the Company issued a residual value guarantee in connection with the lease of a new corporate headquarters. For more information regarding off-balance sheet arrangements, see Note 9, Commitments and Contingent Liabilities.

Contractual Obligations

The Company enters into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations and leases for premises and equipment. The table below summarizes contractual obligations as of December 31, 2007 except for obligations of short-term borrowing arrangements and pension and postretirement benefits plans. More information on these obligations is contained in Note 15, Short-Term Borrowings, and Note 20, Pension Plan.

The Company also enters into derivatives, which create contractual obligations, as part of its interest rate risk management process. For more information, see the Interest Rate Risk section and Note 11, Derivatives.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
	(In thousands)
Long-term debt(1)	$4,085,236	$13,730	$68,353	$299,820	$3,703,333	$—
Capital leases	23,470	1,967	3,500	3,529	14,474	—
Operating leases	381,571	47,653	83,425	69,826	180,667	—
Time deposits	8,772,694	8,065,766	486,941	119,941	100,046	—
Uncertain tax positions(2)	22,585	—	—	—	—	22,585

Total	$13,285,556	$8,129,116	$642,219	$493,116	$3,998,520	$22,585

(1)	Excludes purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts.
(2)	As of December 31, 2007, the Company had $22.6 million in uncertain tax positions. Due to the uncertainty of the timing of future cash flows associated with these obligations, reasonably reliable estimates of the periods of cash settlement with the respective taxing authorities cannot be made.

RISK MANAGEMENT

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial’s Credit Risk Management philosophy has historically been, and continues to be, focused on establishing and administering policies and procedures such that Colonial’s credit quality has outperformed Colonial’s peers in most economic environments. Consistent with this philosophy, Colonial has maintained conservative underwriting and credit product standards and has generally avoided nontraditional credit products. The Company’s credit risk management process is centered on comprehensive credit and underwriting policies and procedures, a strong and effective loan approval process, continual audit and review functions and experienced credit professionals at the regional, business-line and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group which falls under the supervision of the Chief Credit Officer. This group continually evaluates changes in credit risk, monitors large concentrations and exposures of all types and locations and implements Colonial Bank’s allowance methodology. Colonial also has a special assets/collections group which is charged with minimizing losses, maximizing recoveries and implementing strategies to reduce problem asset levels. In addition, the internal auditors and regulatory examiners review and perform detailed tests of the Company’s credit risk management activities, such as credit underwriting, loan administration and the allowance process. The overall goals of Colonial’s credit risk management activities include providing a sound basis for new credit extensions and early recognition of problems/risks so that Colonial can maintain a high quality loan portfolio and achieve long-term earnings growth.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and certain deposit activities. The Company’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Loan Approval and Underwriting

The Chief Credit Officer, who reports directly to the Chief Executive Officer, provides company-wide credit oversight through a senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on a continual basis. In addition, the Company has established regional loan committees made up of local officers and directors that approve loans up to certain dollar amounts. These committees provide local business and market expertise while BancGroup’s senior management provides independent oversight by participating in the state loan committees. Loans to the Company’s largest borrowers and loans originated out of specialized business units may go through these committees for approval, but also generally are reviewed and approved by additional committees established by the Board of Directors and administered by the Chief Credit Officer.

BancGroup has standard policies and procedures for the evaluation and underwriting of new credits, including debt service evaluations and collateral guidelines. Collateral guidelines vary with the creditworthiness of the borrower, but generally require loan-to-value ratios not to exceed 85% for commercial real estate, 80% for construction, 75% for development, 65% for raw land and 90% for residential real estate. Commercial non-real estate, financial and agricultural loans are generally collateralized by business inventory, accounts receivables or new business equipment and are financed at 50%, 80% and 90% of estimated value, respectively. Where required, collateral for installment and consumer loans is based on 90% or lower loan-to-value ratios. Collateral values referenced above are monitored and estimated by loan officers and the senior credit administration function through inspections, independent appraisals, reference to broad measures of market values and current experience with similar properties or collateral. Loans with relatively high loan-to-value ratios may have potentially higher risks which are offset by other factors including the borrowers’ or guarantors’ creditworthiness, deposits and other aspects of the overall relationship, the customer’s history with Colonial and other potential sources of repayment.

Concentration

A significant portion of BancGroup’s loans are secured by real estate, with commercial real estate and construction loans representing 31.4% and 39.5% of total loans as of December 31, 2007, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.7% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have historically experienced higher rates of growth. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. Colonial focuses its commercial real estate and construction lending efforts on high quality properties owned and/or developed by experienced customers with whom BancGroup has established relationships. In addition to the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. For 2007, the commercial real estate portfolio had net charge-offs of $3.5 million, or 0.08%, of average commercial real estate loans. Net charge-offs in the construction portfolio to average construction loans were $45.0 million, or 0.71%, for 2007. The owner-occupied commercial real estate portfolio represented 34.7% of the total commercial real estate portfolio outstanding at December 31, 2007. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally carry less risk than other commercial real estate loans.

Management believes that Colonial’s existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size and collateral function. This diversification, in addition to Colonial’s emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of total construction and commercial real estate loans at December 31, 2007:

	Construction	% of Category	% of Total Portfolio	Commercial Real Estate	% of Category	% of Total Portfolio
	(In thousands)
Average Loan Size	$997			673
Geographic Diversity (by property location)(1)
Florida	$3,133,338	49.8%	19.7%	$3,170,325	63.2%	19.9%
Alabama	650,810	10.3%	4.1%	626,631	12.5%	3.9%
Georgia	625,462	9.9%	3.9%	344,682	6.9%	2.1%
Texas	926,661	14.7%	5.8%	328,711	6.6%	2.1%
Nevada	510,623	8.1%	3.2%	211,243	4.2%	1.3%
Other	449,368	7.2%	2.8%	331,181	6.6%	2.1%

Total	$6,296,262	100.0%	39.5%	$5,012,773	100.0%	31.4%

	% of Property Type Distribution to			% of Property Type Distribution to
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential development and lots	25.5%	10.1%	Retail	23.3%	7.3%
Residential land	7.3%	2.9%	Office	22.8%	7.1%
Residential home construction	13.5%	5.4%	Warehouse	13.9%	4.3%
Commercial development	9.2%	3.6%	Multi-family	8.8%	2.8%
Commercial land	17.0%	6.7%	Healthcare	7.2%	2.3%
Condominium	6.5%	2.5%	Lodging	5.3%	1.7%
Retail	5.9%	2.4%	Church or school	4.0%	1.2%
Multi-family	4.1%	1.6%	Farm	2.6%	0.8%
Office	3.0%	1.2%	Industrial	2.8%	0.9%
Warehouse	2.3%	0.9%	Recreation	0.8%	0.3%
Other(2)	5.7%	2.2%	Other(2)	8.5%	2.7%

Total Construction	100.0%	39.5%	Total Commercial Real Estate	100.0%	31.4%

(1)	As noted in the narrative discussion on Concentration, no more than 12.7% of construction or commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentage shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,385,179	$813,023
% of 75 largest loans to category total	22.0%	16.2%
Average Loan-to-Value Ratio (75 largest loans)	70.1%	69.4%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.50x

The residential market slowdown caused stress on the Company’s residential construction portfolio, which consists of residential development and lots, residential land and residential home construction. At December 31, 2007, residential construction totaled $2.9 billion, or approximately 18%, of the Company’s total loan portfolio. The following table and chart illustrate the residential construction portfolio by property type and geographic distribution as of December 31, 2007:

Residential Construction Loans

	Total Outstanding		Acquisition & Development	Builder Lot Inventory	Consumer- Owned Lots	Residential Presold	Residential Spec	Land	National Builders
	Amount	%
	(In millions, except % amounts)
Florida	$1,329	45%	$557	$81	$101	$144	$210	$216	$20
Texas	507	17	252	45	5	20	70	76	39
Georgia	405	14	179	42	2	32	125	25	—
Alabama	400	14	130	28	29	27	169	17	—
Nevada	192	7	79	1	2	36	13	61	—
Other	89	3	30	3	1	4	3	48	—

Total	$2,922	100%	$1,227	$200	$140	$263	$590	$443	$59

Residential Construction Loans

Other Loan Categories

Residential real estate loans represent 16.8% of total loans in 2007. The majority of Colonial’s residential real estate loans are adjustable and fixed rate first mortgages on single-family, owner-occupied properties. BancGroup has a history of successful residential lending, and the asset quality ratios for this category remain favorable. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers and does not offer higher risk mortgage products such as option ARMS, “pick a payment” loans and low or no documentation loans.

Loans classified as commercial, financial and agricultural represent 9.5% of total loans at December 31, 2007, and consist of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses, as well as mortgage warehouse lines of credit. The risks associated with loans in this category are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

Consumer and other loans represent 2.8% of total loans at December 31, 2007, and include loans to individuals or businesses for various purposes that may be unsecured or secured with assorted types of collateral such as cars, trucks, boats, stocks and depository accounts. Types of loans in this category include loans for investment purposes, vehicle purchases, purchases of personal property, personal expense loans and overdrafts of deposit accounts. These loans are made to individuals and businesses such as financial institutions, municipalities and not-for-profit organizations. The principal source of repayment is the earning capacity of the individual borrower and, on collateralized loans, the collateral serves as a secondary source of repayment.

Shared National Credits

A “Shared National Credit” is generally defined as a total loan commitment in excess of $20 million that is shared by three or more lenders. As of December 31, 2007, the Company has 45 Shared National Credits having total commitments of $736 million ($435 million of which was funded). Colonial’s share of the largest outstanding amount to any single borrower is $78 million.

Although by definition these commitments are considered Shared National Credits, BancGroup’s loan officers have long-term relationships with most of these borrowers. These commitments are comprised of the following (percentage is representative of BancGroup’s total funded and unfunded commitments):

•	72% — 37 commercial real estate credit facilities to companies with significant operations within Colonial’s existing markets,

•	24% — mortgage warehouse lines of credit to 5 institutions, and

•	4% — 3 operating facilities to a large national insurance company, a healthcare provider and a university.

Management believes that these are sound credits that are consistent with Colonial’s lending philosophy and meet BancGroup’s conservative underwriting guidelines.

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy of the allowance for loan losses considers both impaired and unimpaired loans and takes into consideration Colonial’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, an analysis of existing guarantees and an analysis of current economic conditions.

Colonial, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to validate that credit risks are appropriately identified. The Company remains committed to the early recognition of problem loans and to ensuring an adequate level of allowance to cover inherent losses. Using input from the credit risk identification process, the Company’s credit risk management area analyzes and validates the Company’s allowance for loan losses calculations. The analysis includes four basic components: general allowances for loan pools, specific allowances for individual loans, allowances based on identified economic conditions and other risk factors and the overall allowance level (which gives rise to the unallocated component of the allowance).

Management reviews the methodology, calculations and results and ensures that the calculations are appropriate and that all material risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. In addition, the allowance for loan losses methodology is discussed with and reviewed by the Audit Committee of the Board of Directors on a quarterly basis.

The following chart reflects the various tiers of reserves included in the allowance for loan losses:

Tier I	General allowance calculated based upon Colonial’s historical losses
Tier II	Specific reserves for impaired loans
Tier III	Reserves for economic and other risk factors
Unallocated	Represents the imprecision inherent in the previous calculations
Total	Represents summation of all reserves

Tier I Reserves

The first reserve component (i.e. Tier I Reserves) is the general allowance for loan pools assessed by applying loss factors to groups of loans that have similar characteristics. This part of the methodology is governed by SFAS 5, Accounting for Contingencies. The general allowance factors are based upon recent and historical charge-off experience and are applied to the outstanding portfolio by loan type and internal risk rating. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which generally are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in the Tier I analyses are adjusted quarterly based on loss trends and risk rating migrations.

As a result of the significant real estate market deterioration in the fourth quarter of 2007, management performed a detailed review of the loan portfolio to evaluate existing ratings, collateral values, principal and interest recoverability and the possibility of future charge-offs. Based upon the results of this review, management increased the levels of classified and criticized loans, nonaccrual loans, net charge-offs and reserve levels to reflect the real estate market conditions. The Tier I component of the Company’s allowance for loan losses increased to $182.2 million at December 31, 2007, from $133.2 million at December 31, 2006.

Tier II Reserves

The second component of the allowance (i.e. Tier II Reserves) involves the calculation of specific allowances for each impaired loan in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled), a specific reserve may or may not be warranted. Upon examination of the collateral and other factors, it may be determined that Colonial reasonably expects to collect all amounts due; therefore, no specific reserve is warranted. Any loan determined to be impaired (whether a specific reserve is assigned or not) is excluded from the Tier I calculations described above.

Colonial tests a broad group of loans for impairment each quarter (this includes all loans over $1 million that have internal risk ratings below a predetermined classification level, plus all loans over $500,000 that are more than 60 days past due). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other market data) to estimate the current fair value (less cost to sell) of the subject property. At December 31, 2007 and 2006, the Tier II component of the allowance for loans losses was $11.0 million and $2.3 million, respectively.

Tier III Reserves

The third component of the allowance (i.e. Tier III Reserves) represents the effect of risks or losses that are not fully captured elsewhere. This part of the methodology is calculated in accordance with SFAS 5 and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses contained in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance tier are more subjective and require a high degree of management judgment. Currently, the Tier III Reserves include additional reserves for

Colonial’s concentration in commercial real estate and construction loans as well as reserves for mortgage warehouse loans, residential real estate loans and incremental reserves related to recent business combinations. While the Tier III factors represent incremental risks inherent in the portfolio, due to the nature of the risks, the loss factors utilized in this component are not readily observable, however they are directionally consistent with current market conditions.

The Tier III reserves for commercial real estate and construction are intended to represent the inherent incremental losses resulting from the current stressed economic environment as well as the interplay of all the components of these loan types in the current environment. The reserves for mortgage warehouse loans are included in Tier III because no historical losses have occurred in this portfolio, and as such no Tier I reserve is calculated for this component. However the likelihood of inherent losses certainly exists; therefore, Colonial includes this portfolio in Tier III. The reserves for residential real estate loans are reflective of macroeconomic and other factors. The Tier III component of the allowance for loan losses was $28.6 million and $27.5 million, as of December 31, 2007 and 2006, respectively.

Unallocated Allowance

In addition to the Tier I, II and III reserves, unallocated reserves are included in the overall allowance for loan losses. The unallocated allowance is the result of management’s judgment of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the allowance. Management reviews the overall level of the allowance for loan losses as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in Colonial’s total loan portfolio. The unallocated allowance totaled $17.0 million and $11.8 million at December 31, 2007 and 2006, respectively.

Allocation of the Allowance for Loan Losses and Percent of Loans in Each Category

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(In thousands)
Balance at end of period applicable to:
Commercial, financial, agricultural	$44,425	9.5%	$42,148	9.3%	$44,244	10.6%	$47,404	16.5%	$52,997	17.0%
Commercial real estate	28,678	31.4%	26,820	27.7%	40,311	29.7%	37,393	33.2%	28,800	35.7%
Real estate construction	119,723	39.5%	64,487	40.9%	41,826	36.8%	30,357	30.5%	25,014	26.5%
Residential real estate	16,702	16.8%	18,337	19.3%	20,734	20.4%	12,494	17.3%	11,176	17.1%
Consumer and other	12,328	2.8%	11,265	2.8%	10,030	2.5%	9,075	2.5%	9,651	3.7%
Unallocated	16,989	0.0%	11,793	0.0%	13,906	0.0%	12,079	0.0%	10,911	0.0%

Total	$238,845	100.0%	$174,850	100.0%	$171,051	100.0%	$148,802	100.0%	$138,549	100.0%

Allocation of the Allowance for Loan Losses and Percent of Reserve to Loan Category

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Reserve to Loan Category	Amount	Percent of Reserve to Loan Category	Amount	Percent of Reserve to Loan Category	Amount	Percent of Reserve to Loan Category	Amount	Percent of Reserve to Loan Category
	(In thousands)
Balance at end of period applicable to:
Commercial, financial, agricultural	$44,425	2.95%	$42,148	2.93%	$44,244	2.78%	$47,404	2.23%	$52,997	2.69%
Commercial real estate	28,678	0.57%	26,820	0.62%	40,311	0.91%	37,393	0.88%	28,800	0.70%
Real estate construction	119,723	1.90%	64,487	1.02%	41,826	0.76%	30,357	0.77%	25,014	0.81%
Residential real estate	16,702	0.62%	18,337	0.61%	20,734	0.68%	12,494	0.56%	11,176	0.56%
Consumer and other	12,328	2.72%	11,265	2.57%	10,030	2.69%	9,075	2.88%	9,651	2.23%
Unallocated	16,989	NA	11,793	NA	13,906	NA	12,079	NA	10,911	NA

Total	$238,845	1.50%	$174,850	1.13%	$171,051	1.15%	$148,802	1.16%	$138,549	1.20%

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Allowance for loan losses — January 1	$174,850	$171,051	$148,802	$138,549	$135,265
Charge-offs:
Commercial, financial, agricultural	4,034	17,346	8,452	10,854	21,370
Commercial real estate	3,648	1,537	8,860	8,034	9,344
Real estate construction	45,363	5,690	2,445	2,670	1,528
Residential real estate	4,214	1,702	3,155	2,613	5,297
Consumer and other	4,079	4,504	4,294	5,640	3,888

Total charge-offs	61,338	30,779	27,206	29,811	41,427

Recoveries:
Commercial, financial, agricultural	4,386	5,914	3,546	2,855	2,052
Commercial real estate	118	3,175	1,171	776	874
Real estate construction	410	571	254	223	197
Residential real estate	560	428	584	480	332
Consumer and other	1,798	2,348	2,440	1,879	2,501

Total recoveries	7,272	12,436	7,995	6,213	5,956

Net charge-offs	54,066	18,343	19,211	23,598	35,471
Provision for loan loss	106,450	22,142	26,838	26,994	37,378
Allowance added from bank acquisitions	13,914	—	14,622	6,857	1,377
Reduction due to sale of mortgage loans originally held for investment	(2,303)	—	—	—	—

Allowance for loan losses — December 31	$238,845	$174,850	$171,051	$148,802	$138,549

Loans (net of unearned income) December 31	$15,923,178	$15,478,889	$14,899,864	$12,857,811	$11,588,895
Ratio of ending allowance to ending loans (net of unearned income)	1.50%	1.13%	1.15%	1.16%	1.20%
Average loans (net of unearned income)	$15,290,766	$15,339,699	$14,139,380	$12,148,513	$11,550,930
Ratio of net charge-offs to average loans (net of unearned income)	0.35%	0.12%	0.14%	0.19%	0.31%

BancGroup also maintains a reserve against certain unfunded commitments, including letters of credit. This reserve is included in other liabilities and totaled $1.0 million and $1.3 million as of December 31, 2007 and 2006.

Analysis of Net Charge-Offs

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Net Charge- offs to Avg Loan Category	Amount	Percent of Net Charge- offs to Avg Loan Category	Amount	Percent of Net Charge- offs to Avg Loan Category	Amount	Percent of Net Charge- offs to Avg Loan Category	Amount	Percent of Net Charge- offs to Avg Loan Category
	(In thousands)
Balance at end of period applicable to:
Commercial, financial, agricultural	$(352)	(0.03)%	$11,432	0.78%	$4,906	0.28%	$7,999	0.41%	$19,318	0.83%
Commercial real estate	3,530	0.08%	(1,638)	(0.04)%	7,689	0.17%	7,258	0.17%	8,470	0.22%
Real estate construction	44,953	0.71%	5,119	0.09%	2,191	0.05%	2,447	0.07%	1,331	0.05%
Residential real estate	3,654	0.13%	1,274	0.04%	2,571	0.09%	2,133	0.10%	4,965	0.26%
Consumer and other	2,281	0.47%	2,156	0.49%	1,854	0.51%	3,761	1.14%	1,387	0.31%

Total	$54,066	0.35%	$18,343	0.12%	$19,211	0.14%	$23,598	0.19%	$35,471	0.31%

The majority of net charge-offs occurred within the Company’s real estate construction portfolio as a result of the residential real estate slowdown in the United States.

Nonperforming Assets

BancGroup classifies problem loans into four categories: nonaccrual, past due, renegotiated and other potential problems. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual. These assets are summarized as follows:

Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Aggregate loans for which interest is not being accrued	$121,886	$14,025	$25,668	$26,983	$57,342
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower	—	—	155	191	277

Total nonperforming loans*	121,886	14,025	25,823	27,174	57,619
Other real estate and in-substance foreclosure	15,760	1,850	6,032	9,711	17,378
Repossessions	—	19	76	154	443
Loans held for sale	—	9,255	—	—	—

Total nonperforming assets*	$137,646	$25,149	$31,931	$37,039	$75,440

Aggregate loans contractually past due 90 days or more for which interest is being accrued	$23,837	$8,138	$10,283	$8,096	$10,802
Total nonperforming loans as a percent of net loans	0.77%	0.09%	0.17%	0.21%	0.50%
Total nonperforming assets as a percent of net loans, other real estate and repossessions	0.86%	0.16%	0.21%	0.29%	0.65%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of net loans	0.92%	0.14%	0.24%	0.27%	0.59%
Allowance for loan loss as a percent of nonperforming loans*	196%	1247%	662%	548%	240%

*	Total does not include loans contractually past due 90 days or more, for which interest is still being accrued

The above nonperforming loans represent all material credits for which management has significant doubts as to the ability of the borrowers to comply with the loan repayment terms. Management also expects that the resolution of these problem credits, as well as performing loans, will not materially impact future operating results, liquidity or capital resources. The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions and the disproportionate impact of larger assets. The increase in nonperforming assets in 2007 was primarily due to the downturn in the residential real estate market during the latter part of 2007, which negatively impacted the liquidity of a number of our borrowers. Refer to the Allowance for Loan Losses discussion in the Risk Management section of Management’s Discussion and Analysis for additional information.

For loans classified as nonperforming as of December 31, 2007, the gross interest income that would have been recorded in 2007 if the loans had been current in accordance with their original terms for the period they were outstanding during the year, was $11.7 million. The amount of interest income on those loans that was included in net income in 2007 was $7.5 million. Interest income recognized and interest income foregone on loans classified as nonperforming at the end of the respective years ended December 31, 2006, 2005, 2004 and 2003 was not significant.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As mentioned previously, Colonial’s credit risk management area performs detailed verification and testing to ensure appropriate identification of impaired loans and that proper reserves are held on these loans. The recorded investment in impaired loans at December 31, 2007 and 2006 was $105.4 million and $9.9 million, respectively, and these loans had a corresponding valuation allowance of $11.0 million and $2.3 million, respectively. The average investment in impaired loans during 2007 and 2006 totaled $43.5 million and $18.1 million, respectively. The increase in impaired loans is driven primarily by the industry-wide factors previously discussed in the Allowance for Loan Losses section.

Colonial has identified loans which have been placed on a classified loans list excluding nonaccrual, other real estate, repossessions and loans that are contractually past due 90 days or more. Management’s decision to include performing loans on a classified loans list does not necessarily mean that Colonial expects losses to occur but that management recognized a higher degree of risk associated with these loans. The classified loans list is a factor in determining the relative level of risk in the loan portfolio and is considered in determining the level of the allowance for loan losses. These loans are generally secured by real estate and are not concentrated in one geographical area, thereby reducing the potential for loss should they become nonperforming. The status of all material classified loans is reviewed at least monthly by loan officers and quarterly by BancGroup’s centralized credit administration function. In connection with such reviews, collateral values are updated when considered necessary. If collateral values are judged insufficient or other sources of repayment are deemed inadequate, the amount of reserve held is increased or the loan is charged down to estimated recoverable amounts. At December 31, 2007, approximately $702.8 million of loans, approximately 4% of the Company’s total portfolio, were on the classified loans list. Substantially all of these classified loans are current with their existing repayment terms. Most of these loans were classified as a result of the slowdown in the residential construction market. Colonial has applied significant resources to the evaluation of the residential construction segment of the loan portfolio to ensure that the internal risk ratings accurately reflect the risks inherent in these loans and to implement appropriate workout and other strategies to achieve the best possible outcome. Management believes that classification of such loans well in advance of their reaching a delinquent status allows the Company the greatest flexibility to correct problems and provide adequate reserves.

Asset/Liability Management

Asset/liability management (ALM) involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s ALM policies. To ensure adherence to these policies, the Asset and Liability Committee of the Board of Directors establishes and monitors guidelines designed to control the sensitivity of earnings to changes in interest rates. The guidelines apply to both on and off-balance sheet positions. The goal of the ALM process is to maximize earnings while carefully controlling interest rate risk.

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

•

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than previously anticipated which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of BancGroup’s pension asset/liability and other sources of earnings.

ALM activities include lending, accepting and placing deposits, investing in securities, issuing debt and hedging interest rate risk. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from interest cost on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are highly correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

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

The table below presents the output from the Company’s simulation model based on the balance sheet at December 31, 2007, with comparable prior year information. The table measures, consistently for both years, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

Basis Points Change:	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	December 31,		December 31,
	2007	2006	2007	2006
+200	6.25	7.25	3.0%	1.4%
+100	5.25	6.25	2.1%	0.6%
No rate change	4.25	5.25	—	—
– 100	3.25	4.25	(2.0)%	(0.3)%
– 200	2.25	3.25	(4.2)%	(1.8)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the table above, the Company’s balance sheet was more asset sensitive at December 31, 2007 than it was at December 31, 2006. On the asset side, a decrease in the proportion of variable rate loans from 73% of total loans in 2006 to 66% in 2007 decreased asset sensitivity. Colonial’s liabilities have become less sensitive to changes in interest rates due to the increase in fixed rate liabilities resulting from the extinguishment of $340 million in received fixed interest rate swaps and the increase in fixed rate funding from new FHLB advances, as well as the new issuance of $300 million in REIT preferred securities. The impact of the changes to the liability position more than offset the impact from the decrease in variable rate loans, thereby resulting in the net increase in asset sensitivity.

Colonial also measures interest rate risk by simulating the impact of changes in interest rates to the market value of equity. The potential effect of these interest rate changes is derived from the collective impact of such changes on the market value of assets and liabilities. Colonial analyzes the changes in market value of equity to ensure that the Company maintains an adequate capital and ALM position.

The table below presents the output of the simulation model for the economic value of equity (EVE), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the EVE under 100 basis point parallel rate shocks versus the EVE assuming rates at December 31, 2007 and 2006.

Basis Points Change:	Fed Funds Rate		Percentage Change in EVE vs. EVE Under No Rate Change
	December 31,		December 31,
	2007	2006	2007	2006
+200	6.25	7.25	(6.2)%	(3.2)%
+100	5.25	6.25	(1.7)%	(0.7)%
No rate change	4.25	5.25	—	—
–100	3.25	4.25	(3.3)%	(2.3)%
–200	2.25	3.25	(13.1)%	(10.9)%

Liquidity and Funding

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs. Maintaining and managing adequate liquidity and funding are other prominent focuses of ALM.

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Through the acquisitions of Commercial and Citrus & Chemical during 2007, Colonial added deposits of approximately $1.5 billion. Colonial’s period end deposits grew by $2.5 billion, or 15%, over December 31, 2006. Excluding the acquisitions, period end deposits increased $956 million, or 5%. Retail deposits have been, and are expected to continue to be, the primary component of BancGroup’s funding base. However, intense competition for retail deposits has increased the cost of deposits above certain wholesale sources.

BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources to complement its core deposit base. The Company draws on a variety of funding sources to assist in funding earning asset growth and managing deposit fluctuations. Federal funds lines and collateralized funding facilities are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding. As of December 31, 2007, the lendable collateral value pledged to the FHLB amounted to $4.4 billion, up from $3.2 billion in the prior year. From time to time, BancGroup has issued REIT preferred securities, subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

Short-term borrowings were comprised of the following at December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Federal funds purchased	$—	$1,133,000	$673,925
Repurchase agreements (retail)	568,721	532,672	568,871
Repurchase agreements (wholesale)	—	300,000	300,000

Total short-term borrowings	$568,721	$1,965,672	$1,542,796

Additional details regarding short-term borrowings are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At December 31
	(In thousands)
2007
Federal funds purchased	$1,051,500	$645,686	5.14%	—%
Other short-term borrowings	1,172,017	801,343	4.34%	3.40%

	$2,223,517	$1,447,029	4.69%	3.40%

2006
FHLB borrowings	$250,000	$39,315	5.42%	—
Federal funds purchased	1,628,400	1,079,743	5.12%	5.24%
Other short-term borrowings	948,327	867,645	4.30%	4.51%

	$2,826,727	$1,986,703	4.77%	4.93%

2005
FHLB borrowings	$1,250,000	$503,989	2.95%	—%
Federal funds purchased	1,612,000	1,236,153	3.20%	4.20%
Other short-term borrowings	1,030,065	899,200	2.34%	3.43%

	$3,892,065	$2,639,342	2.86%	3.76%

Long-term borrowings were comprised of the following at December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725	$7,725
Subordinated notes(1)	378,709	376,114	383,622
Junior subordinated debt	108,256	299,078	307,446
FHLB borrowings(1)	3,513,997	1,835,228	1,634,989
Other	15,149	4,128	5,049

Total Long-Term Borrowings	$4,023,836	$2,522,273	$2,338,831

(1)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 11, Derivatives, and Note 16, Long-Term Debt, for further details.

During 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock that pays dividends at an initial rate of 7.114%. Refer to Note 19, Minority Interest/REIT Preferred Securities, for additional information.

Operational Risk Management

In providing banking services, Colonial processes cash, checks, wires and ACH transactions which expose Colonial to operational risk. Controls over such processing activities are closely monitored to safeguard the assets of Colonial and its customers. However, from time to time, Colonial has incurred losses related to these processes, and there can be no assurance that such losses will not occur in the future.

Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud or inadequate internal controls and procedures. This risk is mitigated through a system of internal controls that are designed to keep operational risk at levels appropriate to Colonial’s corporate standards in view of the risks inherent in the markets in which Colonial operates. The system of internal controls includes policies and procedures that require the proper authorization, approval, documentation and monitoring of transactions. Each business unit is responsible for complying with corporate policies and procedures. Colonial’s internal auditors monitor the overall effectiveness of the system of internal controls on an ongoing basis.

Colonial generally avoids engaging in business processes that are out of its primary areas of expertise. Instead, Colonial outsources non-core processing functions to limit operational risk associated with non-core activities. In keeping with this corporate philosophy, during 2007, Colonial sold merchant services to reduce overall operational risk.

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

The amount of a dividend, if any, rests with the discretion of the Board of Directors of BancGroup as well as upon applicable statutory constraints such as the Delaware law requirement that dividends may be paid only out of capital surplus and net profits for the fiscal year in which the dividend is declared and the preceding fiscal year. Because dividends to BancGroup’s shareholders are almost entirely funded by dividends from Colonial Bank to BancGroup, any regulatory limit on Colonial Bank’s ability to pay a dividend will effectively limit BancGroup’s ability to pay a dividend.

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

	December 31,
	2007	2006
	(In thousands)
Risk-Based Capital:
Shareholders’ equity	$2,273,571	$2,057,335
Unrealized losses on securities available-for-sale	3,673	35,076
Unrealized losses on cash flow hedging instruments	741	9,084
Qualifying minority interests in consolidated subsidiaries	293,812	549
Qualifying trust preferred securities	105,000	290,000
Intangible assets (net of allowed deferred taxes)	(1,053,822)	(664,164)
Other adjustments	(3,304)	(3,740)

Tier I Capital	1,619,671	1,724,140

Allowable loan loss and unfunded commitment reserves	239,845	176,100
Subordinated debt	310,805	331,850
45% of net unrealized gains on equity securities available-for-sale	—	523

Tier II Capital	550,650	508,473

Total Capital	$2,170,321	$2,232,613

Risk-Adjusted Assets	$19,715,951	$18,960,865
Quarterly Average Assets (for regulatory purposes)	$24,266,011	$22,083,202
Tier I Leverage Ratio	6.67%	7.81%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.22%	9.09%
Total Capital Ratio	11.01%	11.77%

Regulatory Restrictions

As noted previously, dividends payable by national banks in any year, without prior approval of the appropriate regulatory authorities, are limited.

Colonial Bank is also required to maintain reserve balances with the Federal Reserve Bank based on a percentage of deposits reduced by its cash on hand. The average amounts of those reserves were approximately $6.5 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively.

For additional information related to regulatory restrictions, see Note 18, Regulatory Matters and Restrictions.

Replacement Capital Covenant

In connection with the issuance of the REIT Preferred Securities, BancGroup entered into a Replacement Capital Covenant (RCC). The RCC was executed by BancGroup in favor of the holders of Colonial Bank’s 6.375% subordinated notes issued December 7, 2005. Under the RCC and in the event of the prepayment, redemption, or repurchase of the REIT Preferred Securities prior to May 15, 2017, BancGroup has agreed to issue replacement qualified capital securities meeting certain minimum criteria. The RCC is more fully described in the Current Report on Form 8-K filed May 29, 2007.

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

SFAS 157 is effective for fiscal years beginning after November 15, 2007, however in February 2008 the FASB decided to defer the effective date for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The provisions of the Statement will generally be applied on a prospective basis as of the effective date. For certain securities and financial instruments, the provisions are to be applied retrospectively as a cumulative effect adjustment to the opening balance of retained earnings, however the Company does not have any instruments for which retrospective application is required. The Company does not expect the valuation methodology changes required by SFAS 157 to have a material effect on the financial statements.

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

The Company did not elect to apply SFAS 159 to any of its existing eligible items at the effective date, but may elect to apply SFAS 159 to certain newly recognized eligible items in the future.

In September 2006, the EITF reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. Colonial will apply the provisions as a cumulative effect adjustment. The impact of applying EITF 06-4 is expected be immaterial.

In March 2007, the EITF reached a final consensus on Issue 6-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. Colonial will apply the provisions as a cumulative effect adjustment. The impact of applying EITF 06-10 is expected be immaterial.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is currently assessing the potential impact SFAS 141(R) will have on the financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest are to be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently assessing the potential impact SFAS 160 will have on the financial statements.

COMPARISON OF 2006 WITH 2005

Colonial reported record earnings for the year ended December 31, 2006 of $1.72 per diluted share, a 13% increase over 2005. The Company also reported record net income of $266 million for the year ended 2006, a 16% increase over 2005.

Net interest income for the year increased 6% over 2005, driven by a strong increase in average loans, excluding mortgage warehouse, of 12%. This increase was offset partially by a $386 million, or 11%, reduction in average investment securities. The net interest margin decreased to 3.71% in 2006 compared to 3.75% in 2005.

Noninterest income for 2006 grew 8% over 2005 with strong increases in retail banking fees, up 10%, and mortgage warehouse fees, up 58%. The Company also had continued improvement in fees from financial planning services and mortgage banking which increased 6% and 11%, respectively, over 2005.

Noninterest expenses were well controlled in 2006, increasing less than 1% compared to 2005.

Nonperforming assets decreased $6.8 million, or 21%, to $25 million at December 31, 2006. Colonial’s nonperforming assets ratio ended 2006 at 0.16%. Net charge-offs as a percent of average net loans were 0.12% for 2006. Colonial increased its allowance for loan losses to $174.9 million at December 31, 2006 compared to $171.1 million at December 31, 2005. The allowance for loan losses as a percentage of net loans at December 31, 2006, was 1.13% compared to 1.15% at December 31, 2005.

BancGroup’s total risk-based capital ratio at December 31, 2006 was 11.77% and its Tier I risk-based capital ratio was 9.09%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively. The Company’s total and Tier I risk-based capital ratios at December 31, 2005 were 12.17% and 9.15%, respectively. The Company’s Tier I leverage ratios were 7.81% and 7.77% at December 31, 2006 and 2005, respectively, exceeding the minimum regulatory guideline of 4% for the Company.

In 2006, the Company paid dividends of $104.8 million, or $0.68 per share, compared to $89.7 million, or $0.61 per share, in 2005.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

The Colonial BancGroup, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 25, 2008

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and due from banks	$474,948	$425,148
Interest bearing deposits in banks	28,993	2,200
Federal funds sold	71,167	15,334
Securities purchased under agreements to resell	2,049,664	605,937
Securities available for sale	3,681,282	3,083,614
Held to maturity securities (fair value: 2007, $1,361; 2006, $2,007)	1,228	1,874
Loans held for sale	1,544,222	1,474,000
Total loans, net of unearned income	15,923,178	15,478,889
Less: Allowance for loan losses	(238,845)	(174,850)

Loans, net	15,684,333	15,304,039
Premises and equipment, net	500,558	407,696
Goodwill	1,008,168	627,207
Other intangible assets, net	63,437	47,126
Other real estate owned	15,760	1,869
Bank-owned life insurance	475,593	457,812
Accrued interest and other assets	376,636	330,393

Total	$25,975,989	$22,784,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,988,457	$2,869,845
Interest bearing transaction accounts	6,783,116	6,222,818

Total transaction accounts	9,771,573	9,092,663
Time deposits	7,317,108	6,596,827
Brokered time deposits	1,455,586	401,564

Total deposits	18,544,267	16,091,054
Repurchase agreements	568,721	832,672
Federal funds purchased	—	1,133,000
Subordinated debt	386,434	383,839
Junior subordinated debt	108,256	299,078
Other long-term debt	3,529,146	1,839,356
Accrued expenses and other liabilities	272,536	147,915

Total liabilities	23,409,360	20,726,914

Minority interest/REIT preferred securities	293,058	—

Contingencies and commitments (Note 9)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both December 31, 2007 and December 31, 2006	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both December 31, 2007 and December 31, 2006	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 167,407,169 and 156,258,708 shares issued and 157,440,442 and 152,852,381 shares outstanding at December 31, 2007 and December 31, 2006, respectively	418,518	390,647
Additional paid in capital	1,004,888	763,845
Retained earnings	1,094,916	1,029,510
Treasury stock, at cost (9,966,727 shares at December 31, 2007 and 3,406,327 shares at December 31, 2006)	(240,336)	(82,506)
Accumulated other comprehensive loss, net of taxes	(4,415)	(44,161)

Total shareholders’ equity	2,273,571	2,057,335

Total	$25,975,989	$22,784,249

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$1,278,259	$1,258,513	$978,893
Interest and dividends on securities:
Taxable	150,950	141,918	145,668
Nontaxable	11,099	2,046	2,290
Dividends	11,963	8,498	6,841
Interest on federal funds sold and other short-term investments	104,214	44,610	28,363

Total interest income	1,556,485	1,455,585	1,162,055

Interest Expense:
Interest on deposits	554,833	469,289	273,533
Interest on short-term borrowings	67,913	94,791	75,395
Interest on long-term debt	172,365	136,238	103,905

Total interest expense	795,111	700,318	452,833

Net Interest Income	761,374	755,267	709,222
Provision for loan losses	106,450	22,142	26,838

Net Interest Income After Provision for Loan Losses	654,924	733,125	682,384

Noninterest Income:
Service charges on deposit accounts	75,466	65,071	58,302
Electronic banking	18,815	17,212	15,324
Other retail banking fees	12,275	14,436	14,022

Retail banking fees	106,556	96,719	87,648
Financial planning services	16,734	14,054	13,211
Mortgage banking origination and sales	14,923	13,540	12,228
Mortgage warehouse fees	22,240	25,323	16,055
Bank-owned life insurance	20,230	15,954	13,942
Net cash settlement of swap derivatives	—	—	10,298
Securities and derivatives gains (losses), net	4,047	4,772	(24,654)
Securities restructuring charges	(36,006)	—	—
Change in fair value of swap derivatives	—	—	(12,053)
Gain on sale of mortgage loans	3,850	—	—
Gain on sale of merchant services	4,900	—	—
Gain on sale of Goldleaf	—	2,829	—
Gain on sale of branches	—	—	37,020
Other income	28,750	16,031	22,281

Total noninterest income	186,224	189,222	175,976

Noninterest Expense:
Salaries and employee benefits	279,055	279,612	262,659
Occupancy expense of bank premises, net	78,709	67,338	62,666
Furniture and equipment expenses	53,262	48,585	43,653
Professional services	18,787	18,465	22,091
Electronic banking and other retail banking expenses	19,660	13,521	13,684
Amortization of intangible assets	13,358	12,209	11,528
Communications	11,099	10,845	10,278
Postage and courier	10,656	10,476	10,282
Advertising	10,065	10,782	12,227
Travel	6,945	8,200	6,596
Severance expense	6,616	413	54
Merger related expenses	4,015	—	4,196
Net losses related to the early extinguishment of debt	6,908	—	9,550
Other expense	40,543	39,155	45,791

Total noninterest expense	559,678	519,601	515,255
Minority interest expense/REIT preferred dividends	12,984	—	—

Income before income taxes	268,486	402,746	343,105
Applicable income taxes	87,561	136,933	114,603

Net Income	$180,925	$265,813	$228,502

Earnings per share:
Basic	$1.18	$1.73	$1.53
Diluted	1.17	1.72	1.52
Average number of shares outstanding:
Basic	153,519	153,598	149,053
Diluted	154,391	154,810	150,790

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Net income	$180,925	$265,813	$228,502
Other comprehensive income, net of taxes:
Available for sale securities:
Unrealized gains (losses) arising during the period, net of income taxes of $(5,583), $(503) and $22,254 in 2007, 2006 and 2005, respectively	10,591	933	(41,328)
Less: reclassification adjustment for net losses (gains) included in net income, net of income taxes of $(11,147), $796 and $(8,629) in 2007, 2006 and 2005, respectively	20,812	(1,478)	16,025
Cash flow hedging instruments:
Unrealized (losses) arising during the period, net of income taxes of $2,405 and $4,706 in 2006 and 2005, respectively	—	(4,466)	(8,739)
Less: reclassification adjustment for losses included in net income, net of income taxes of $(3,413) and $(1,991) in 2007 and 2006, respectively	6,339	3,697	—
Defined benefit pension plan:
Additional minimum pension liability adjustment, net of income taxes of $(1,675) and $1,675 in 2006 and 2005, respectively	—	3,325	(3,325)
Actuarial gain arising during the period, net of income taxes of $(1,207) in 2007	2,004	—	—

Comprehensive income	$220,671	$267,824	$191,135

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance, December 31, 2004	133,823,776	$334,559	$343,694	$—	$729,715	$(449)	$(9,228)	$1,398,291
Shares issued under:
Directors plan	49,356	123	736					859
Stock option plans	646,236	1,616	5,612					7,228
Restricted stock plan, net	328,935	823	6,544			(7,367)		—
Employee stock purchase plan	31,978	80	634					714
Excess tax benefit from stock-based compensation			611					611
Issuance of shares under forward sales agreement	8,400,000	21,000	158,575					179,575
Issuance of shares for business combinations	12,322,466	30,806	243,298					274,104
Purchase of common stock	(1,359,927)			(31,510)				(31,510)
Amortization of unearned compensation						1,386		1,386
Net income					228,502			228,502
Cash dividends ($0.61 per share)					(89,702)			(89,702)
Change in unrealized loss on securities available for sale, net of taxes							(25,303)	(25,303)
Change in unrealized loss on cash flow hedging instruments, net of taxes							(8,739)	(8,739)
Additional minimum pension liability adjustment, net of taxes							(3,325)	(3,325)

Balance, December 31, 2005	154,242,820	389,007	759,704	(31,510)	868,515	(6,430)	(46,595)	1,932,691
Adoption of SFAS 123(R)			(6,430)			6,430		—
Shares issued under:
Directors plan	37,665	94	699					793
Stock option plans	490,092	1,225	4,471					5,696
Restricted stock plan, net	98,342	246	(246)					—
Employee stock purchase plan	29,862	75	672					747
Excess tax benefit from stock-based compensation			1,109					1,109
Stock based compensation expense			3,866					3,866
Purchase of common stock	(2,046,400)			(50,996)				(50,996)
Net income					265,813			265,813
Cash dividends ($0.68 per share)					(104,818)			(104,818)
Change in unrealized loss on securities available for sale, net of taxes							(545)	(545)
Change in unrealized loss on cash flow hedging instruments, net of taxes and reclassification adjustments							(769)	(769)
Additional minimum pension liability adjustment, net of taxes							3,325	3,325
Unrealized net actuarial pension gains, net of taxes							423	423

Balance, December 31, 2006	152,852,381	390,647	763,845	(82,506)	1,029,510	—	(44,161)	2,057,335
Adoption of EITF 06-5					(540)			(540)
Shares issued under:
Directors plan	32,651	81	726					807
Stock option plans	517,087	1,293	5,539					6,832
Restricted stock plan, net	65,587	164	(164)					—
Employee stock purchase plan	33,886	85	659					744
Excess tax benefit from stock-based compensation			1,047					1,047
Stock based compensation expense			3,326					3,326
Issuance of shares for business combinations	10,499,250	26,248	229,910					256,158
Purchase of common stock	(6,560,400)			(157,830)				(157,830)
Net income					180,925			180,925
Cash dividends ($0.75 per share)					(114,979)			(114,979)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments							31,403	31,403
Unrealized net actuarial pension gains, net of taxes							2,004	2,004
Reclassification of cash flow hedging losses, net of taxes							6,339	6,339

Balance, December 31, 2007	157,440,442	$418,518	$1,004,888	$(240,336)	$1,094,916	$—	$(4,415)	$2,273,571

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$180,925	$265,813	$228,502
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	39,028	16,991	9,581
Change in fair value of swap derivatives	—	—	12,053
Provision for loan losses	106,450	22,142	26,838
Deferred taxes	(47,549)	2,194	(10,729)
Securities and derivatives (gains) losses, net	(4,047)	(4,772)	24,654
Securities restructuring losses	36,006	—	—
Gain on sale of mortgage loans	(3,850)	—	—
Gains on sales of other assets and Goldleaf	(12,382)	(4,347)	(4,208)
Gain on sale of branches	—	—	(37,020)
Net increase in loans held for sale	(70,222)	(366,853)	(419,396)
Increase in interest and other receivables	(11,697)	(23,443)	(30,895)
(Increase) decrease in prepaids	(10,854)	(7,424)	17,850
Decrease (increase) in other assets	18,113	(20,277)	10,209
Decrease in accrued expenses & accounts payable	(9,879)	(7,690)	(15,234)
Increase (decrease) in accrued income taxes	12,278	6,834	(1,477)
Increase in interest payable	15,073	20,261	14,533
Excess tax benefit from stock-based compensation	(990)	(1,098)	—
Other, net	(11,999)	(12,332)	(13,703)

Total adjustments	43,479	(379,814)	(416,944)

Net cash from operating activities	224,404	(114,001)	(188,442)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	163,195	217,452	410,818
Proceeds from sales of securities available for sale	2,181,284	998,232	1,685,544
Purchases of securities available for sale	(2,319,378)	(1,458,439)	(999,908)
Proceeds from maturities of held to maturity securities	659	1,087	3,225
Increase in securities purchased under agreements to resell	(1,434,423)	(16,035)	(368,411)
Net decrease (increase) in loans excluding proceeds from sale of mortgage loans and sales of interests in mortgage warehouse loans	137,076	(573,922)	(1,191,743)
Proceeds from sale of mortgage loans and sales of interests in mortgage warehouse loans	493,101	—	668,829
Net cash paid in business combinations	(166,901)	—	(114,872)
Net cash paid in branch divestiture	—	—	(390,016)
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	—	10,558	—
Purchase of bank-owned life insurance	—	(100,000)	—
Capital expenditures	(127,679)	(109,225)	(47,151)
Proceeds from bank-owned life insurance	2,276	5,410	—
Proceeds from sales of other assets	157,330	23,309	22,364
Net contributions to (return of investment in) affiliates	6,649	(8,041)	(21,622)

Net cash from investing activities	(906,811)	(1,009,614)	(342,943)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	954,890	605,769	2,664,947
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	(1,607,429)	422,876	(1,865,440)
Proceeds from issuance of long-term debt	1,700,000	450,000	914,017
Repayment of long-term debt	(261,443)	(262,666)	(1,132,730)
Purchase of common stock	(157,830)	(50,996)	(31,510)
Proceeds from issuance of common stock	7,576	6,443	7,942
Proceeds from issuance of REIT preferred securities	293,058	—	—
Proceeds from issuance of shares under forward sales agreement	—	—	179,575
Excess tax benefit from stock-based compensation	990	1,098	—
Dividends paid	(114,979)	(104,818)	(89,702)

Net cash from financing activities	814,833	1,067,706	647,099

Net increase (decrease) in cash and cash equivalents	132,426	(55,909)	115,714
Cash and cash equivalents at beginning of year	442,682	498,591	382,877

Cash and cash equivalents at December 31	$575,108	$442,682	$498,591

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

BancGroup considers a voting rights entity to be a subsidiary and consolidates it if BancGroup has a controlling financial interest in the entity. Variable interest entities are consolidated if BancGroup is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., BancGroup is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which BancGroup has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which BancGroup has a voting or economic interest of less than 20% are generally carried at cost. See Note 10, Variable Interest Entities, for further discussion of VIEs.

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

Business Combinations

BancGroup accounts for business combinations using the purchase method. Under the purchase method, net assets of the business acquired are generally recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

Refer to Note 4, Business Combinations, for further information about the Company’s business combinations.

Securities

Securities are classified as either held to maturity, available for sale or trading.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses forward sales commitments as fair value hedges of its short-term participations in pools of mortgage loans. Accordingly, the carrying values of these hedged short-term participations are adjusted for changes in fair value. The fair values are calculated based on changes in market interest rates during the periods that the participations have been on the balance sheet. See Note 11, Derivatives, for discussion of the derivatives associated with this hedging strategy.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Servicing of Financial Assets

The Company had a facility through which it sold certain mortgage warehouse loans and mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which in turn sold interests in those assets to third party commercial paper conduits. This facility was terminated by its terms in January 2008.

Any retained interests resulting from sales of financial assets should be recognized at the time of sale. Retained interests include such items as servicing assets or liabilities, subordinated tranches, interest-only strips, and cash reserve accounts. Effective January 1, 2007, Statement of Financial Accounting Standards (SFAS) 156, Accounting for Servicing of Financial Assets, changed the measurement requirements for servicing assets and servicing liabilities that are separately recognized after the sale of financial assets. Prior to SFAS 156, any retained interests resulting from the sales of financial assets were measured based on an allocation of the previous carrying amount of the assets sold. The allocation between the retained interests and the assets sold was based on each component’s fair value in relation to the total fair value at the date of sale. Under SFAS 156, separately recognized servicing assets and liabilities must be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net related servicing income or loss and assess the rights for impairment or need for an increased obligation. The Company does not currently have any separately recognized servicing assets or liabilities. Any servicing assets or liabilities recognized in the future will be subsequently measured using the amortization approach.

Based on the structure of these transactions, the Company’s only retained interest was the assets retained in the SPE as a first risk of loss position. The Company did retain servicing responsibilities for the assets sold and received servicing fees as compensation. However, due to the short-term nature of these assets and the Company’s conclusion that the fees represented adequate compensation as a servicer, no servicing asset or liability was recorded. At the time of sale, the previous carrying amount of the assets were allocated between the interests sold and interests retained based on their relative fair values, which approximate cost because of the short-term and floating-rate nature of these assets. The sales price equaled the Company’s carrying amount for the assets sold, thus no gain or loss was recorded at the time of sale.

The Company provided credit enhancements to these transactions by maintaining assets in the SPE as a first risk of loss position to the interests sold to the commercial paper conduits. This credit risk was reviewed quarterly, and a reserve for loss exposure was maintained in the allowance for loan losses. The Company also provided 49% of the liquidity backstop facility to the commercial paper conduits. The Company, under this facility, may have been required to purchase assets from the conduits in certain limited circumstances, including the conduits’ inability to place commercial paper. Colonial included this liquidity risk in its liquidity risk analysis to ensure that it would have sufficient sources of liquidity. As the facility was terminated in January 2008, there is no longer a credit enhancement or liquidity backstop outstanding. See Note 29, Subsequent Event, for additional information.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenditures for maintenance and repairs are charged against earnings as incurred. Costs of major additions and improvements are capitalized.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

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

Refer to Note 13, Goodwill and Other Intangible Assets, for further information about the Company’s goodwill and other intangible assets.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, which establishes a two-step process for recognizing and measuring tax benefits. FIN 48 applies to all tax positions within the scope of SFAS 109, Accounting for Income Taxes. Under FIN 48, tax benefits can only be recognized in BancGroup’s financial statements if it is more likely than not that the benefits would be sustained after full review by the relevant taxing authority. If a tax position meets the recognition threshold, the benefit to be recorded is equal to the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxing authority. Any difference between the full amount of the tax benefit and the amount recorded in the financial statements will be recognized as increased income tax expense. Interest and penalties accrued for uncertain tax positions will be classified as income tax expense, which is consistent with the recognition of these items in prior reporting periods. The implementation of FIN 48 did not result in a material change to the Company’s liability for unrecognized tax benefits.

See Note 24, Income Taxes, for related disclosures.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment. Under SFAS 123(R), all stock-based payments are measured at fair value at the date of grant and expensed over their vesting or service period. The expense is recognized using the straight-line method. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise price equaled the market price of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price.

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

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) recognized under the fair value method during 2007 and 2006 was $3.3 million and $3.9 million, respectively. The related income tax benefit was $736,000 and $826,000, respectively. Pro forma financial information as if compensation cost had been recognized under the fair value method for the year ended December 31, 2005 is as follows:

Year ended December 31, 2005
(In thousands, except per share data)
Net income:
As reported	$228,502
Add: Stock-based employee compensation expense determined under intrinsic value method included in reported net income, net of tax	923
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,283)

Pro forma net income	$227,142

Basic earnings per share:
As reported	$1.53
Pro forma	$1.52
Diluted earnings per share:
As reported	$1.52
Pro forma	$1.51

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Expected option term	5.33 years	5.33 years	5 years
Weighted average expected volatility	21.4%	22.8%	25.0%
Weighted average risk-free interest rate	4.67%	4.82%	4.13%
Weighted average expected annual dividend yield	2.70%	2.70%	2.68%

For options granted during 2007 and 2006, the expected option term was determined based upon the Company’s historical experience with employees’ exercise and post-vesting termination behavior. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The risk-free rate was determined based on the interpolated rate as of the grant date of a zero coupon treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends and the Company’s stock price.

For options granted during 2005, the expected option term was determined based on consideration of the option attributes (five year graded vesting; ten year total option life) as well as the guidance of SFAS 123 which stated that when presented with a range of reasonable estimates for expected option life, if no amount within the range is a better estimate than any other amount, it is appropriate to use an estimate at the low end of the range. The expected volatility was determined based on analysis of historical monthly prices of the Company’s common stock over the most recent period equal to the expected option term. The risk-free rate was determined based on the rate of a constant maturity treasury security with a maturity equal to the expected option term. The expected annual dividend yield was determined based on forecasted dividends and the Company’s stock price.

See Note 21, Stock-Based Compensation, for additional information on the Company’s stock plans.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivatives activities are monitored by ALCO as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. ALCO is responsible for reviewing the hedging strategies that are developed by Treasury, through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest rate risk management and strategies. Refer to Note 11, Derivatives, for additional information.

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

Other Accounting Standards

The following is a list of other accounting standards which became effective as of January 1, 2007 but did not have a material impact on BancGroup and did not change the accounting and reporting policies detailed above:

•

Emerging Issues Task Force (EITF) Issue 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance — EITF 06-5 stipulates that the cash surrender value and any additional amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Also, in determining the amount that could be realized, companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. As a result of adopting EITF 06-5 on January 1, 2007, BancGroup recognized a decrease of $540,000 to the balance of bank-owned life insurance and a corresponding decrease to retained earnings.

•

SFAS 155, Accounting for Certain Hybrid Instruments — SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS 155 did not have an impact on BancGroup’s financial statements.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Statement 133 Implementation Issue B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets — Issue B40 exempts securitized interests that contain only an embedded derivative that is tied to prepayment risk of underlying prepayable financial assets from the scope of paragraph 13(b) of SFAS 133. The adoption of Issue B40 did not have an impact on BancGroup’s financial statements.

2.  Recent Accounting Standards

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

SFAS 157 is effective for fiscal years beginning after November 15, 2007, however in February 2008 the FASB decided to defer the effective date for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The provisions of the Statement will generally be applied on a prospective basis as of the effective date. For certain securities and financial instruments, the provisions are to be applied retrospectively as a cumulative effect adjustment to the opening balance of retained earnings, however the Company does not have any instruments for which retrospective application is required. The Company does not expect the valuation methodology changes required by SFAS 157 to have a material effect on the financial statements.

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

The Company did not elect to apply SFAS 159 to any of its existing eligible items at the effective date, but may elect to apply SFAS 159 to certain newly recognized eligible items in the future.

In September 2006, the EITF reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. Colonial will apply the provisions as a cumulative effect adjustment. The impact of applying EITF 06-4 is expected to be immaterial.

In March 2007, the EITF reached a final consensus on Issue 6-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. Colonial will apply the provisions as a cumulative effect adjustment. The impact of applying EITF 06-10 is expected to be immaterial.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is currently assessing the potential impact SFAS 141(R) will have on the financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest are to be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently assessing the potential impact SFAS 160 will have on the financial statements.

3.  Supplemental Disclosure of Cash Flow Information

	Year ended December 31
	2007	2006	2005
	(In thousands)
Cash paid during the year for:
Interest	$764,917	$664,309	$435,388
Income taxes	120,910	136,425	107,530
Non-cash investing and financing activities:
Transfer of loans to other real estate	$22,691	$8,444	$11,303
Transfer of loans to loans held for sale	—	9,255	11,234
Assets (non-cash) acquired in business combinations	2,219,757	—	2,355,554
Liabilities assumed in business combinations	1,796,698	—	1,966,578
Assets (non-cash) sold in Goldleaf divestiture	—	12,236	—
Liabilities sold in Goldleaf divestiture	—	4,507	—
Assets (non-cash) sold in branch divestiture	—	—	89,923
Liabilities sold in branch divestiture	—	—	516,959
Assets acquired under capital leases	13,870	3,149	3,268
Capital leases terminated	(2,191)	—	—

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Business Combinations

Commercial Bankshares, Inc. Acquisition

BancGroup completed the acquisition of Commercial Bankshares, Inc. (Commercial) and its subsidiary, Commercial Bank of Florida, on June 1, 2007. Commercial’s results of operations were included in BancGroup’s consolidated financial results beginning June 2, 2007. Commercial added 13 full-service branches in Miami-Dade and Broward counties in south Florida. This acquisition was part of the Company’s effort to strengthen its presence in the south Florida market.

Total consideration for the transaction was $319.4 million, consisting of 6,327,979 shares of BancGroup common stock valued at $154.8 million and $164.6 million in cash. The total acquisition cost was $320.9 million and consisted of the aforementioned consideration, other direct acquisition costs and incurrence of certain liabilities. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after the transaction measurement date of January 23, 2007.

The acquisition resulted in approximately $236.6 million of goodwill and $12.5 million of core deposit intangibles, neither of which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over their estimated useful life of eight years.

There was only one loan acquired from Commercial which was within the scope of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loan was paid off on June 8, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$16,985
Interest bearing deposits in banks	19,088
Federal funds sold	51,173
Securities purchased under agreements to resell	9,304
Securities available for sale	339,731
Loans, net of allowance for loan losses	578,193
Premises and equipment	21,210
Core deposit intangibles	12,544
Goodwill	236,615
Accrued interest and other assets	14,731

Total Assets	1,299,574
Liabilities:
Deposits	824,398
Short term borrowings	150,637
Accrued expenses and other liabilities	3,636

Total Liabilities	978,671

Net Assets	$320,903

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Citrus & Chemical Bancorporation, Inc. Acquisition

BancGroup completed the acquisition of Citrus & Chemical Bancorporation, Inc. (C&C) and its subsidiary Citrus & Chemical Bank, on December 3, 2007. C&C’s results of operations were included in BancGroup’s consolidated financial results beginning December 4, 2007. C&C added 10 full-service branches in Polk County, Florida. This acquisition was part of the Company’s effort to expand its presence in the high growth corridor between Orlando and Tampa, Florida.

Total consideration for the transaction was $217.6 million, consisting of 4,171,271 shares of BancGroup common stock valued at $101.4 million and $116.2 million in cash. The total acquisition cost was $227.1 million and consisted of the aforementioned consideration, other direct acquisition costs and incurrence of certain liabilities. The value of the common stock issued was determined based on the average market price of BancGroup’s shares over the five-day period beginning two days before and ending two days after the transaction measurement date of July 18, 2007.

As of December 31, 2007 approximately $144.3 million of goodwill and $17.1 million of core deposit intangibles have been recorded, neither of which are deductible for tax purposes. The goodwill and core deposit intangibles were allocated to the Florida regional bank segment. The core deposit intangibles are being amortized over their estimated useful life of six years.

There were only three loans acquired from C&C which were within the scope of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The outstanding balance, related carrying amount and accretable yield for these loans are immaterial.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$4,031
Interest bearing deposits in banks	394
Federal funds sold	22,258
Securities available for sale	267,038
Loans, net of allowance for loan losses	526,479
Premises and equipment	25,958
Core deposit intangibles	17,125
Goodwill	144,346
Accrued interest and other assets	26,483

Total Assets	1,034,112
Liabilities:
Deposits	672,741
Short term borrowings	59,841
Long term debt	46,443
Accrued expenses and other liabilities	28,026

Total Liabilities	807,051

Net Assets	$227,061

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the years ended December 31, 2007 and 2006, as if the Commercial and C&C acquisitions had occurred effective January 1, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisitions had occurred at January 1, 2006:

	Year Ended December 31,
	2007	2006
Net Interest Income	$791,026	$801,965
Net Income	188,369	273,945
Basic EPS	1.18	1.67
Diluted EPS	1.17	1.66

5. Securities

The amortized cost and market values of securities available for sale are summarized as follows:

Securities Available For Sale

	December 31, 2007				December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities (GSE’s)	$—	$—	$—	$—	$175,000	$—	$(8,519)	$166,481
Mortgage-backed and other pass-through securities of GSE’s	644,710	11,523	(597)	655,636	361,881	946	(10,752)	352,075
Collateralized mortgage obligations of GSE’s	701,435	6,031	(3,599)	703,867	672,040	348	(11,608)	660,780
Private collateralized mortgage obligations	1,721,565	5,830	(26,348)	1,701,047	1,696,652	1,125	(26,804)	1,670,973
Obligations of state and political subdivisions	369,136	3,290	(496)	371,930	78,465	343	(205)	78,603
Federal Reserve and FHLB stock and other	250,267	95	(1,560)	248,802	153,540	1,165	(3)	154,702

Total	$3,687,113	$26,769	$(32,600)	$3,681,282	$3,137,578	$3,927	$(57,891)	3,083,614

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and market values of held to maturity securities are summarized as follows:

Held to Maturity Securities

	December 31, 2007				December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury securities and obligations of U.S. GSE’s	$500	$115	$—	$615	$500	$97	$—	$597
Mortgage-backed securities of GSE’s	486	15	—	501	736	19	—	755
Collateralized mortgage obligations of GSE’s	9	—	—	9	11	—	—	11
Obligations of state and political subdivisions	233	3	—	236	627	17	—	644

Total	$1,228	$133	$—	$1,361	$1,874	$133	$—	$2,007

The market values are based upon quotes from third-party pricing services.

Included in the other category of securities available for sale are $238.0 million and $153.3 million in Federal Home Loan Bank of Atlanta and Federal Reserve stock at December 31, 2007 and 2006, respectively. Securities with a market value of approximately $3.3 billion and $2.6 billion at December 31, 2007 and 2006, respectively, were pledged for various purposes as required or permitted by law.

Gross gains of approximately $4.9 million, $11.5 million and $482,000 and gross losses of approximately $36.8 million, $9.2 million and $25.1 million were realized on sales of securities or the designation of the Company’s intent to sell securities for 2007, 2006 and 2005, respectively.

The amortized cost and market value of debt securities at December 31, 2007, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities		Securities Available For Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Due in one year or less	$—	$—	$11,111	$11,124
Due after one year through five years	233	236	12,338	12,440
Due after five years through ten years	500	615	14,838	14,989
Due after ten years	—	—	337,668	340,197

Total	733	851	375,955	378,750
Mortgage-backed and other pass-through securities of GSE’s	486	501	644,710	655,636
Collateralized mortgage obligations of GSE’s	9	9	701,435	703,867
Private collateralized mortgage obligations	—	—	1,721,565	1,701,047
Equity securities	—	—	243,448	241,982

Total	$1,228	$1,361	$3,687,113	$3,681,282

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$105	$—	$44,720	$(597)	$44,825	$(597)
Collateralized mortgage obligations of GSE’s	49,917	(562)	323,626	(3,037)	373,543	(3,599)
Private collateralized mortgage obligations	850,308	(17,195)	260,701	(9,153)	1,111,009	(26,348)
Obligations of state and political subdivisions	71,518	(496)	—	—	71,518	(496)

Subtotal, debt securities	971,848	(18,253)	629,047	(12,787)	1,600,895	(31,040)
Equity securities	3,670	(1,560)	—	—	3,670	(1,560)

Total temporarily impaired securities	$975,518	$(19,813)	$629,047	$(12,787)	$1,604,565	$(32,600)

The securities above consist of collateralized mortgage obligations (CMO’s) and mortgage-backed and other pass-through securities of Government Sponsored Entities (GSE’s), AAA-rated private CMO’s, and obligations of state and political subdivisions. As of December 31, 2007, there were 129 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability to retain these securities until recovery of the unrealized loss or maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

The following table reflects BancGroup’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
Description of Securities	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$—	$—	$166,481	$(8,519)	$166,481	$(8,519)
Mortgage-backed and other pass-through securities of GSE’s	13,805	(32)	215,553	(10,720)	229,358	(10,752)
Collateralized mortgage obligations of GSE’s	67,102	(337)	484,294	(11,271)	551,396	(11,608)
Private collateralized mortgage obligations	404,876	(3,084)	962,517	(23,720)	1,367,393	(26,804)
Obligations of state and political subdivisions	14,330	(187)	3,634	(18)	17,964	(205)

Subtotal, debt securities	500,113	(3,640)	1,832,479	(54,248)	2,332,592	(57,888)
Equity securities	—	—	6	(3)	6	(3)

Total temporarily impaired securities	$500,113	$(3,640)	$1,832,485	$(54,251)	$2,332,598	$(57,891)

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The securities above consist of debentures of GSE’s, collateralized mortgage obligations (CMO’s) and mortgage-backed and other pass-through securities of GSE’s, AAA-rated private CMO’s, and obligations of state and political subdivisions. As of December 31, 2006, there were 201 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market.

6. Loans

A summary of the major categories of loans outstanding is shown in the table below.

	December 31,
	2007	2006
	(In thousands)
Commercial, financial, agricultural	$1,506,986	$1,440,448
Commercial real estate	5,012,773	4,291,979
Real estate construction	6,296,262	6,340,324
Residential real estate	2,673,823	2,987,212
Consumer and other	452,642	438,375

Total loans	15,942,486	15,498,338
Less: unearned income	(19,308)	(19,449)

Total loans, net of unearned income	$15,923,178	$15,478,889

BancGroup’s lending is concentrated in Alabama, Florida, Georgia, Nevada and Texas, and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Management does not believe the loan portfolio contains concentrations of credits, either geographically or by borrower, which would increase BancGroup’s risk exposure. Management continually evaluates the potential risk in all categories of the portfolio in determining the adequacy of the allowance for loan losses. Other than a large portion of loans being in the commercial, residential and construction real estate categories, management is not aware of any significant concentrations.

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

Commercial real estate loans are underwritten based on projected cash flows and loan-to-appraised-value ratios of 85% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in less than 23.3% of its total commercial real estate loan portfolio and less than 7.3% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

Real estate construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. The principal risks associated with these loans are related to the borrowers’ ability to

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete the project, local market demand, presales or preleasing and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates and permanent loan take-out commitments, as well as other factors in underwriting construction loans.

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

BancGroup evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses, land, owner-occupied commercial real estate and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2007.

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2007 is summarized as follows:

Balance January 1, 2007	Additions	Reductions	Balance December 31, 2007
(In thousands)
$76,759	$24,047	$35,013	$65,793

At December 31, 2007 and 2006, the recorded investment in impaired loans was approximately $105.4 million and $9.9 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans at December 31, 2007 and 2006 was approximately $11.0 million and $2.3 million, respectively. At December 31, 2007, impaired loans with an associated allowance totaled approximately $36.4 million, while approximately $69.0 million of impaired loans had no related allowance. At December 31, 2006, impaired loans with an associated allowance totaled approximately $4.8 million, while approximately $5.1 million of impaired loans had no related allowance. The average recorded investment in impaired loans was approximately $43.5 million, $18.1 million and $22.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2007, 2006 or 2005.

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

At December 31, 2007 and 2006, the recorded investment in nonaccrual loans was approximately $121.9 million and $14.0 million, respectively. At December 31, 2007 and 2006, the recorded investment in loans past due 90 days or more and still accruing was approximately $23.8 million and $8.1 million, respectively.

During 2006, BancGroup transferred nonaccrual loans with a net book value of $9.3 million to loans held for sale. Prior to the transfer to held for sale, BancGroup charged down the loans to fair value. The loans were subsequently sold in January 2007.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans with a carrying value of approximately $9.9 billion and $7.3 billion at December 31, 2007 and 2006, respectively, were pledged as collateral for credit facilities.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2007 and 2006:

	December 31,				Year ended December 31,
	2007		2006		2007	2006
	Total Principal Amount	Total 90 Days or More Past due	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses(1)	Net Credit Losses(1)
	(In thousands)
Total residential real estate loans managed	$2,694,229	$21,109	$3,013,629	$8,979	$3,654	$1,274
Less:
Loans securitized	20,406	259	26,417	217	—	—

Total residential real estate loans held for investment	$2,673,823	$20,850	$2,987,212	$8,762	$3,654	$1,274

Fair value of retained mortgage-backed securities	$—		$4,324

(1)	Represents net charge-offs

7.  Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2007	2006	2005
	(In thousands)
Balance, January 1	$174,850	$171,051	$148,802
Addition due to acquisitions	13,914	—	14,622
Provision charged to income	106,450	22,142	26,838
Reduction due to sale of mortgage loans originally held for investment	(2,303)	—	—
Loans charged off	(61,338)	(30,779)	(27,206)
Recoveries	7,272	12,436	7,995

Balance, December 31	$238,845	$174,850	$171,051

8. Sales and Servicing of Financial Assets

In 2005, the Company structured a facility in which it sold certain mortgage warehouse loans and short-term participations in mortgage loans held for sale to a wholly-owned special purpose entity (SPE) which then sold interests in those assets to third-party commercial paper conduits (conduits). The conduits were sponsored by a money center financial institution and had agreed to purchase up to $2.0 billion of assets from Colonial. The agreement was effective through March 2008. Based on the structure of these transactions with the conduits, the Company’s only retained interest was the assets retained in the SPE as a first risk of loss position. The Company retained servicing responsibilities for the assets sold and received a servicing fee as compensation. However, due to the short-term nature of these assets and the Company’s conclusion that the fee represented adequate compensation as a servicer, no servicing asset or liability was recorded. No gain or loss was recorded at the time of sale. The Company received income based on a percentage of the outstanding balance of assets sold.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2007, the balance outstanding to the conduits was reduced from $2.0 billion to $1.5 billion. The balance was further reduced to $1.0 billion in November 2007 and remained at $1.0 billion at December 31, 2007. In January 2008, the balance outstanding to the conduits was reduced to $0, and the facility was terminated by its terms. Refer to Note 29, Subsequent Event, for additional information.

During 2007, the Company recognized approximately $17.7 million of noninterest income related to these transactions, of which $12.3 million was servicing income, and received $18.8 million in cash. During 2006, the Company recognized approximately $22.1 million of noninterest income related to these transactions, of which $17.0 million was servicing income, and received $22.1 million in cash.

The following table presents a summary of the components of managed financial assets, representing both owned and sold assets, along with quantitative information about delinquencies and net credit losses:

	As of December 31, 2007		Year ended December 31, 2007
	Principal Balance	Loans past due 30 days or more	Average Balance	Net Credit Losses(1)
	(In thousands)
Mortgage warehouse loans:
Assets managed	$521,381	$—	$411,470	$—
less: interests sold, with servicing retained	230,779	—	219,989	—

Assets held in portfolio	$290,602	$—	$191,481	$—

Loans held for sale — Mortgage warehouse:
Assets managed	$2,253,723	$—	$2,936,012	$—
less: interests sold	769,221	—	1,362,158	—

Assets held in portfolio	$1,484,502	$—	$1,573,854	$—

(1)	Represents net charge-offs.

9.  Commitments and Contingent Liabilities

Commitments to Extend Credit

To meet the financial needs of its customers, in the normal course of business BancGroup is a party to financial instruments with off-balance sheet risk. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to BancGroup’s credit policies. Credit risk associated with these instruments is represented by the contractual amounts indicated in the table below.

	December 31,
	2007	2006
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$4,383,355	$5,574,925
Standby letters of credit	305,363	319,305
Commercial letters of credit	409	4,379
Credit card guarantees	5,876	6,222

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total contractual amount of commitments represents the maximum

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit risk and the maximum potential amount of future payments that could be required to be made. However, because many commitments expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of December 31, 2007 and 2006 was not material to the Company’s consolidated balance sheet. At December 31, 2007, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. At December 31, 2007, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $305 million.

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

During 2005 the Company entered into a build-to-suit lease arrangement for a new corporate headquarters facility. In connection with this transaction, the Company agreed to guarantee the residual value of the leased property. The Company would be required to perform under the guarantee in the event that the lessor is unable to recover its investment in the leased asset by selling the asset at the end of the lease term in 2012. The maximum potential amount that the Company could be required to pay under the guarantee is $39.2 million. The carrying value of the liability recorded for this obligation was $1.7 million at December 31, 2007.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments Under Capital and Operating Lease Obligations

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all capital leases and noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2007 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2008	$1,967	$47,653
2009	1,745	42,883
2010	1,755	40,542
2011	1,754	38,201
2012	1,775	31,625
Thereafter	14,474	180,667

Total minimum lease payments	23,470	$381,571

Less: imputed interest	8,321

Present value of minimum lease payments	$15,149

Rent expense for all leases amounted to $43.8 million in 2007, $39.3 million in 2006 and $37.5 million in 2005.

Sale-leasebacks

In July 2007, the Company sold 24 properties to a third party with an agreement to lease back all of the properties. All of the properties qualified for sale-leaseback accounting under SFAS 98, Accounting for Leases. Accordingly, these transactions were recorded as sales with gains to be amortized over the lease terms which range from 10 to 15 years. There were no losses recognized for any of the properties subject to the sale-leaseback.

In December 2007, the Company sold 32 properties to a third party with an agreement to lease back all of the properties. All of the properties qualified for sale-leaseback accounting under SFAS 98. Accordingly, these transactions were recorded as sales with gains to be amortized over the lease terms which range from 10 to 15 years. There were losses of $19,000 recognized at the time of sale.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation pending at December 31, 2007 will have a material adverse effect on BancGroup’s consolidated financial statements or the results of operations.

10.  Variable Interest Entities

BancGroup holds variable interests in two special purpose trusts which were formed for the issuance of trust preferred securities to outside investors. The Company does not absorb a majority of the expected losses or residual returns of the trusts, therefore the Company is not considered the primary beneficiary and does not

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate them. The Company’s equity investments in the trusts, totaling $3 million, represent BancGroup’s maximum exposure to loss as a result of its involvement with the trusts. Total assets of the trusts are $110 million as of December 31, 2007. Refer to Note 16, Long-Term Debt, for additional information.

BancGroup holds variable interests in nine active joint ventures formed for the purpose of developing residential real estate. Three of the entities are required to be consolidated, while the other six are not. For the consolidated entities, total assets were $1.6 million as of December 31, 2007, and the Company’s maximum exposure to loss was $949,000. For the unconsolidated entities, total assets were $103.4 million as of December 31, 2007, and the Company’s maximum exposure to loss was $60.9 million.

BancGroup holds variable interests in several entities formed to provide affordable housing. The entities had total assets of approximately $957 million as of December 31, 2007, and the Company’s maximum exposure to loss is approximately $15.6 million. The Company is not required to consolidate these entities.

BancGroup holds a variable interest in an entity which provides home automation products. The entity is not required to be consolidated. The entity’s total assets were $2.8 million as of December 31, 2007, and the Company’s maximum exposure to loss is $2.0 million.

As discussed in Note 8, Sales and Servicing of Financial Assets, the Company sold certain financial assets to a wholly-owned SPE which in turn sold interests in those assets to third-party commercial paper conduits. While the Company had a variable interest in specified assets of these conduits, it did not have a variable interest in the conduits as a whole and therefore cannot be considered to be the primary beneficiary. The Company’s maximum exposure to credit loss at December 31, 2007 as a result of its involvement with these non-consolidated conduits was $50 million, which was the maximum amount that would have been paid by the Company in the event of credit-related defaults. Refer to Note 29, Subsequent Event, for further details regarding the Company’s termination of this facility in January 2008.

11.  Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2007, BancGroup terminated interest rate swaps with an aggregate notional amount of $337.3 million and an aggregate net loss of approximately $1.0 million. These swaps had been used to hedge subordinated debt. The net loss was deferred and included in the basis of the hedged debt and is being amortized into earnings over the remaining life of the debt. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during 2007 or 2005. The Company recognized losses due to hedge ineffectiveness of approximately $204,000 during 2006. There were no interest rate swaps used as fair value hedges as of December 31, 2007.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods during which the hedged forecasted transactions affect earnings (through June 2008). The estimated amount of losses to be reclassified into earnings during 2008 is $3.2 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized during 2007, 2006 or 2005.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $19.3 million at December 31, 2007. The fair value of the origination commitments was a gain of approximately $68,000 at December 31, 2007, which was offset by a loss of approximately $68,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on loans held for sale. The notional value of the forward sales commitments at December 31, 2007 was $1.54 billion, of which $1.48 billion was designated as fair value hedges. The fair value of the sales commitments not designated as hedges was a loss of approximately $323,000 at December 31, 2007. The fair value of the forward sales commitments designated as hedges was a loss of $3.0 million at December 31, 2007, which was offset by a gain of $3.0 million on the hedged loans held for sale.

The fair value of the origination and sales commitments are calculated based on the actual interest rates of the commitments as compared to the market interest rates as of the end of the period.

Options

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. However, there were no option contracts outstanding at December 31, 2007.

12.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Land	$194,876	$144,151
Bank premises	179,674	191,203
Equipment	177,093	155,874
Leasehold improvements	72,328	56,269
Construction in progress	49,182	40,863
Automobiles and airplane	24,846	24,904

Total	697,999	613,264
Less accumulated depreciation and amortization	(197,441)	(205,568)

Premises and equipment, net	$500,558	$407,696

Included in the table above are assets recorded under capital leases and related accumulated amortization of $16.4 million and ($1.3) million at December 31, 2007 and $4.9 million and ($592,000) at December 31, 2006, respectively. In 2007, 56 bank locations were sold pursuant to two sale-leaseback transactions with recognized gains totaling $8.6 million. Refer to Note 9, Commitments and Contingent Liabilities, and Note 16, Long-Term Debt, for further details regarding capital and operating leases.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for premises and equipment amounted to $38.7 million in 2007, $35.3 million in 2006 and $31.4 million in 2005.

13.  Goodwill and Other Intangible Assets

A summary of goodwill by reportable segment follows (in thousands):

	December 31, 2005	Goodwill divested	Purchase accounting adjustments	December 31, 2006	Goodwill acquired	December 31, 2007
Alabama Regional Bank	$28,477	$—	$—	$28,477	$—	$28,477
Florida Regional Bank	517,142	—	251	517,393	380,961	898,354
Georgia Regional Bank	5,491	—	—	5,491	—	5,491
Nevada Regional Bank	15,745	—	—	15,745	—	15,745
Texas Regional Bank	60,101	—	—	60,101	—	60,101
Corporate/Treasury/Other	8,457	(8,457)	—	—	—	—

Total	$635,413	$(8,457)	$251	$627,207	$380,961	$1,008,168

Goodwill acquired in 2007 related to the Commercial Bankshares, Inc. and the Citrus & Chemical Bancorporation, Inc. acquisitions which are further discussed in Note 4, Business Combinations. Goodwill divested in 2006 is related to the sale of BancGroup’s ownership interest in Goldleaf Technologies, Inc. in January of 2006. Purchase accounting adjustments recorded during 2006 are related to refinement of original estimates recorded for the 2005 acquisition of FFLC Bancorp, Inc.

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. The related balances as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)
Gross carrying amount	$113,798	$84,129
Less: accumulated amortization	(50,361)	(37,003)
Net carrying amount	$63,437	$47,126

Amortization expense on finite-lived intangible assets totaled $13.4 million, $12.2 million and $11.5 million for 2007, 2006 and 2005, respectively. Aggregate annual amortization expense of currently recorded core deposit intangibles is expected to be approximately $16.6 million for 2008, approximately $16.5 million for 2009, approximately $11.3 million for 2010, approximately $7.9 million for 2011 and approximately $4.7 million for 2012.

14.  Time Deposits

Certificates of deposit of less than $100,000 totaled $5.1 billion at December 31, 2007, while certificates of deposit of $100,000 or more totaled $3.1 billion. Other time deposits, which consist primarily of IRA’s, totaled $539 million. At December 31, 2007, the scheduled maturities of time deposits were as follows:

(In thousands)
2008	$8,065,766
2009	353,024
2010	133,917
2011	38,527
2012	81,414
Thereafter	100,046

Total	$8,772,694

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Federal funds purchased	$—	$1,133,000
Repurchase agreements (retail)	568,721	532,672
Repurchase agreements (wholesale)	—	300,000

Total	$568,721	$1,965,672

Securities with a carrying value of $690 million and $995 million at December 31, 2007 and 2006, respectively, were pledged as collateral for these repurchase agreements.

In December 2007, BancGroup entered into a $50 million revolving line of credit. Advances on the line will bear interest at LIBOR plus an applicable margin based on the Company’s current credit rating. At December 31, 2007, an advance would bear interest at LIBOR plus 45 basis points. The agreement will mature in December 2008. The purpose of the line of credit is to provide additional liquidity for the parent company. At December 31, 2007, there was no outstanding balance on this line of credit.

16. Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Variable rate subordinated debentures	$7,725	$7,725
Subordinated notes	378,709	376,114
Junior subordinated debt	108,256	299,078
FHLB borrowings	3,513,997	1,835,228
Capital lease obligations	15,149	4,128

Total	$4,023,836	$2,522,273

In connection with the ASB Bancshares, Inc. acquisition on February 5, 1998, BancGroup issued $7.7 million of variable rate subordinated debentures due February 5, 2008 (“1998 Debentures”). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum). The debentures were paid in full on February 5, 2008.

On March 15, 1999, Colonial Bank issued $100 million of subordinated notes, due March 15, 2009, of which $56.7 million was outstanding at December 31, 2007. The notes qualify as Tier II capital, bear interest at 8.00% and are not subject to redemption prior to maturity.

On May 23, 2001, Colonial Bank issued $150 million in 9.375% subordinated notes due June 1, 2011, of which $56.8 million was outstanding at December 31, 2007. These notes qualify as Tier II capital and are not subject to redemption prior to maturity.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective December 7, 2005, Colonial Bank issued $125 million in new subordinated notes and exchanged $43.3 million of the March 1999 subordinated notes and $93.2 million of the May 2001 subordinated notes for new subordinated notes. The new notes are due December 1, 2015 and bear interest at 6.375%. The notes qualify as Tier II capital and are not subject to redemption prior to maturity.

On September 16, 2003, Colonial issued, through a special purpose trust, $100 million of trust preferred securities, representing $103 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 7.875% and are subject to redemption by Colonial, in whole or in part, at any time on or after October 1, 2008 until maturity in October 2033.

In May 2004, Colonial added $5 million in trust preferred securities, representing $5 million in junior subordinated debt, as part of the acquisition of P.C.B. Bancorp, Inc. These securities qualify as Tier I capital and bear interest at average rates of 3-month LIBOR plus 3.15%. Colonial can redeem these securities, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after March 26, 2008 until maturity in March 2033.

The subordinated debentures, notes, trust preferred securities and junior subordinated debt described above are subordinate to substantially all remaining liabilities of Colonial.

Colonial Bank had long-term FHLB borrowings outstanding of $3.5 billion and $1.8 billion at December 31, 2007 and 2006, respectively. These borrowings bear interest at rates ranging from 3.33% to 5.46% and mature from 2008 to 2026. FHLB credit availability at December 31, 2007 was $782 million based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit and second mortgage loans, along with specified mortgage-backed securities.

Colonial had capital lease obligations outstanding of $15.1 million and $4.1 million at December 31, 2007 and 2006, respectively. These obligations bear interest at a weighted average rate of 6.8% and mature from 2008 to 2022.

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

	Parent Only	Consolidated BancGroup
	(In thousands)
2008	$7,725	$13,730
2009	—	62,488
2010	—	5,865
2011	—	97,630
2012	—	202,190
Thereafter	108,248	3,703,333

Total	$115,973	$4,085,236

17.  Capital Stock

On July 21, 2006, the Company’s Board of Directors authorized certain Company officers to purchase, on behalf of the Company, the number of shares of the Company’s common stock issued under the Company’s

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various equity-based compensation and incentive plans during 2006, and the number of shares which are likely to be issued under the plans through the termination date of the authorization, not to exceed $50 million. On September 11, 2006, the Executive Committee of the Company’s Board of Directors authorized an additional program to repurchase up to $100 million of the Company’s common stock. During 2007, both of these repurchase programs were completed.

On June 11, 2007, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $150 million. This program will terminate on the earlier of its completion or June 8, 2009. During 2007, the Company repurchased 6.6 million shares under these programs with an average price per share of $24.03. All BancGroup shares purchased during the period were purchased in open-market transactions. The Company had approximately $91 million remaining under the authorization to purchase BancGroup stock at December 31, 2007.

BancGroup’s Restated Certificate of Incorporation authorizes the issuance of up to 400 million shares of the Company’s common stock. It also authorizes the Board of Directors to issue up to 50 million preferred shares with a par value of $2.50, in one or more series and to fix the terms, rates, limitations, relative rights and preferences of each series. These preferred shares are available for possible future financing, acquisition transactions, capital management and other general purposes. The Company may find that it can raise needed cash with less dilution to the common shareholders by issuing preferred stock. The Company has another authorization for up to one million preference shares with a par value of $2.50. The potential rights and privileges of the preference shareholders, including voting rights, may be determined by the Board of Directors at its discretion.

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock from $10 to $120,000 per year. The total number of shares authorized for issuance under this plan is 2 million. As of December 31, 2007, 1.86 million shares have been acquired through participation in the plan.

18.  Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years. Colonial Bank has received preapproval from the OCC to dividend up to approximately $143 million to BancGroup during 2008.

Colonial Bank is required to maintain reserve balances with the Federal Reserve Bank based on a percentage of deposits reduced by its cash on hand. The average amount of those reserves was approximately $6.5 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that BancGroup and Colonial Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2007, Colonial Bank was “well-capitalized” as defined by federal banking regulators. To be categorized as “well-capitalized”, Colonial Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators. There are no conditions or events since December 31, 2007 that management believes have changed the designation. Actual capital amounts and ratios for BancGroup and Colonial Bank are also presented in the following table:

	Actual		To Be Adequately Capitalized Under Prompt Corrective Action Provisions			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)	Amount	Ratio		Amount	Ratio
	(In thousands)
As of December 31, 2007
Total Capital (to risk-weighted assets)
Consolidated	$2,170,321	11.01%	$1,577,276	≥	8.0%
Colonial Bank	2,082,754	10.56	1,577,985	≥	8.0	$1,972,481	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,619,671	8.22	788,638	≥	4.0
Colonial Bank	1,532,062	7.77	788,992	≥	4.0	1,183,488	≥	6.0
Tier I Leverage (to average assets)(2)
Consolidated	1,619,671	6.67	970,640	≥	4.0
Colonial Bank	1,532,062	6.32	969,025	≥	4.0	1,211,282	≥	5.0

As of December 31, 2006
Total Capital (to risk-weighted assets)
Consolidated	$2,232,613	11.77%	$1,516,869	≥	8.0%
Colonial Bank	2,043,522	10.75	1,521,155	≥	8.0	$1,901,444	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,724,140	9.09	758,435	≥	4.0
Colonial Bank	1,536,594	8.08	760,578	≥	4.0	1,140,867	≥	6.0
Tier I Leverage (to average assets)(2)
Consolidated	1,724,140	7.81	883,328	≥	4.0
Colonial Bank	1,536,594	6.97	882,316	≥	4.0	1,102,895	≥	5.0

(1)	These ratios are subject to regulatory review.
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average assets, as adjusted for regulatory purposes.

19.  Minority Interest/REIT Preferred Securities

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When declared, dividends will be payable semi-annually through May 15, 2012, and quarterly thereafter. The dividends are reflected, before tax, as minority interest expense in the BancGroup’s consolidated statements of income.

The Florida REIT may, at its option and subject to certain restrictions, redeem the preferred stock in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter.

20.  Pension Plan

BancGroup and subsidiaries sponsor a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The plan measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2008.

Employee pension benefit plan status at December 31:

	2007	2006
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$62,423	$62,551
Service cost	—	—
Interest cost	3,595	3,584
Actuarial (gain) loss	(6,180)	(1,981)
Curtailments	—	—
Benefits paid	(1,996)	(1,731)

Benefit obligation at December 31	57,842	62,423

Change in plan assets:
Fair value of plan assets at January 1	66,899	60,723
Actual return on plan assets	2,650	6,007
Employer contributions	5,000	1,900
Benefits paid	(1,996)	(1,731)

Fair value of plan assets at December 31	72,553	66,899

Prepaid funded status at December 31	$14,711	$4,476

	2007	2006	2005
	(In thousands)
Components of net periodic benefit (income) cost for the year ended December 31:
Service cost	$—	$—	$6,948
Interest cost	3,595	3,584	4,387
Expected return on plan assets	(5,619)	(5,095)	(4,920)
Amortization of prior service cost	—	—	9
Recognition of net actuarial loss	—	—	1,017
Curtailment charge	—	—	56

Net periodic benefit (income) cost	$(2,024)	$(1,511)	$7,497

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the plan was approximately $57.8 million and $62.4 million at December 31, 2007 and 2006, respectively. The plan’s prepaid funded status of $14.7 million and $4.5 million as of December 31, 2007 and 2006, respectively, is recognized within other assets on the Statement of Condition.

	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.50%	6.00%

	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.00%	5.70%
Expected return on plan assets	8.50	8.50
Rate of compensation increase	N/A	N/A

In accordance with the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company has recorded a total of $2.4 million of unrealized net actuarial pension gains in accumulated other comprehensive income as of December 31, 2007. The Company does not expect any of the amount in accumulated other comprehensive income to be recognized as a component of net periodic benefit cost during 2008.

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

Using an actuarial valuation tool, forecasts of benefit payments for the pension plan were developed taking into account a variety of factors, including assumptions with regard to retirement, death, termination and disability. In forecasting the plan’s benefit payments, participants’ accrued service and pay were frozen as of the valuation date. The plan’s actual cash flow timing was taken into account and the projected benefit payments were matched to coupon payments underlying a yield curve representing available bonds in the marketplace as of the measurement date. The yield curve was based on an actual portfolio of nearly 500 AA corporate bonds representing the majority of such bonds available in the marketplace. All bonds were U.S. issues, non-callable or callable with make whole provisions, with a minimum outstanding value of $50 million. This approach utilized a large portfolio of bonds, which is indicative of the broad bond market and less subject to volatility due to changes in the measurement approach underlying a bond index. Based on the result of this analysis, the Company utilized a discount rate of 6.50% to determine benefit obligations at December 31, 2007.

The expected return on plan assets was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. The historical returns of asset categories as weighted by the target allocation would produce an expected return of 8.99%, as follows:

	Target Allocation	15-year Annualized	Historical Return Weighted Average
U.S. equity	55%	10.49%	5.77%
International equity	10%	9.57%	0.96%
Fixed income	35%	6.47%	2.26%
Cash and cash equivalents	0%	4.08%	0.00%

Total portfolio	100%		8.99%

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns due to inherent uncertainties in future performance.

The pension plan’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2007	2006
U.S. equity	57%	64%
International equity	11%	11%
Fixed income	25%	25%
Cash and cash equivalents	7%	0%

Total	100%	100%

BancGroup seeks to grow the plan assets in relation to the benefit obligations to participants and beneficiaries, while prudently managing the risk of a decrease in the plan assets relative to those liabilities. The Benefits Administration Committee maintains the plan in compliance with all applicable laws governing the operation of pension plans, including ERISA and its fiduciary standards.

The assets of the Plan are invested in a broadly diversified portfolio that includes the following asset classes in the respective allocation levels:

	Minimum	Maximum
U.S. equity	35%	75%
International equity	0%	10%
Fixed income	25%	45%
Real estate	0%	10%
Alternative investment	0%	5%
Cash	0%	10%

BancGroup common stock may be included in the U.S. equity allocation up to a maximum of 10% of the plan’s assets.

At both December 31, 2007 and 2006, plan assets included 164,520 shares of BancGroup common stock with market values of $2.2 million (3% of total plan assets) and $4.2 million (6% of total plan assets), respectively. Dividends paid to the plan on the BancGroup common stock totaled $123,390 and $111,873 during 2007 and 2006, respectively.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefits are expected to be paid in future years. The expected benefits were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007:

Year	Expected Benefits
(In thousands)
2008	$1,869
2009	2,012
2010	2,171
2011	2,369
2012	2,598
2013-2017	17,120

401(k) Savings Plan

BancGroup also has a 401(k) savings plan (the Plan) which provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Plan make elective contributions through payroll deduction. During 2007, the Company made matching contributions equal to 100% of the first 6% of employee contributions. During previous years, the Company made matching contributions equal to 50% of the first 6% of employee contributions. During 2006, the Company also made a profit sharing contribution equal to 2.5% of employees’ eligible compensation. During 2007 and 2005, there were no additional contributions paid. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of service with the Company. Participants have options as to the investment of their Plan funds, one of which includes purchase of BancGroup common stock. Management does not encourage employees to elect the purchase of BancGroup common stock. The purchase of BancGroup common stock is merely one of many investment options available to employees. Charges to operations for this plan amounted to approximately $8.6 million, $9.4 million and $3.4 million for 2007, 2006 and 2005, respectively.

21.  Stock-Based Compensation

The Company has a long-term incentive compensation plan which permits the granting of various types of incentive stock-based awards including stock options, restricted stock, stock appreciation rights and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. A total of 10 million shares of BancGroup common stock are authorized to be issued under the plan. As of December 31, 2007, 5,902,678 shares remain eligible to be granted under the plan. The terms of the plan stipulate that the exercise price of incentive stock options may not be less than the fair market value of BancGroup common stock on the date they are granted, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of BancGroup common stock on the date of grant. All options expire on the earlier of ten years from the date of grant, or three months after an employee’s termination. Options generally become exercisable on a pro-rata basis over a period of five years. Restricted stock awards typically vest over a five-year period unless they are subject to specific performance criteria. There have been no stock appreciation rights or performance units granted under the plan.

Prior to the long-term incentive plan that is currently in place, the Company had other incentive plans which permitted the granting of various types of stock-based awards. The awards granted under those plans may still be exercised, however no new awards may be granted. As of December 31, 2007, there were 908,664 stock options still outstanding from those plans.

Pursuant to various business combinations, BancGroup has assumed incentive and nonqualified stock options according to the respective exchange ratios.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes BancGroup’s stock option activity since December 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,595,884	$17.08

Granted	900,180	25.44
Exercised	(517,087)	13.21
Cancelled	(400,907)	22.59

Outstanding at December 31, 2007	3,578,070	$19.12

The following table provides additional information about BancGroup’s stock-based awards:

	2007	2006	2005
	(In thousands, except weighted average per share amounts)
Weighted average grant date fair value of options granted	$5.28	$5.58	$4.95
Weighted average grant date fair value of restricted stock granted	25.39	25.42	20.65
Total intrinsic value of options exercised	5,880	6,576	7,246
Total fair value of options vested	1,696	913	1,425
Total fair value of restricted stock vested	333	308	586

	As of December 31, 2007
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable
Number	3,578,070	2,816,893	1,973,120
Weighted average exercise price	$19.12	$17.93	$14.88
Aggregate intrinsic value (in thousands)	$(19,962)	$(12,359)	$(2,644)
Weighted average remaining contractual life	6.12 years	5.59 years	4.24 years

The following table summarizes BancGroup’s restricted stock activity since December 31, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	466,839	$21.70

Granted	208,090	25.39
Vested	(14,260)	18.43
Cancelled	(142,503)	21.91

Nonvested at December 31, 2007	518,166	$23.21

As of December 31, 2007, the total unrecognized compensation cost related to nonvested awards of stock option and restricted stock not yet expensed was $9.9 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Company received $6.8 million in cash from the exercise of stock options during 2007. Windfall tax benefits realized during 2007 related to the exercise of stock options and vesting of restricted stock were $1.0 million and are included as an increase to shareholders’ equity.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2007, the Company instituted a compensation plan whereby directors of BancGroup and Colonial Bank must receive at least a certain portion of director fees in the form of common stock and may elect to receive additional portions of director fees in common stock. Directors of Regional Boards may also participate in the plan, however they are not required to receive a portion of their fees in the form of common stock. The election is made annually. Shares earned under the plan for regular fees are issued quarterly, while shares earned for supplemental fees are issued annually. All shares become vested at the end of the respective plan year. The plan also allows for the granting of restricted stock awards which become vested at the end of the director’s term. The plan is authorized to issue up to 500,000 shares of common stock, and as of December 31, 2007 had issued 14,303 shares of common stock for director fees and granted 9,664 shares of restricted stock. Prior to the plan that is currently in place, the Company had another compensation plan for directors whereby the receipt of fees in the form of common stock was optional, and under which a total of 18,348 shares of common stock were issued for director fees during 2007.

During 2007, 2006 and 2005, respectively, 32,651, 37,665 and 49,356 shares of common stock were issued under the plans, representing approximately $807,000, $793,000 and $859,000 in directors’ fees.

BancGroup maintains the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 and not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. As of December 31, 2007, approximately 185,000 shares remain eligible to be issued. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan.

22.  Related Parties

BancGroup and its subsidiaries pay legal fees to a law firm where one of the firm’s partners also serves on BancGroup’s Board of Directors. The total amount of legal fees paid to this firm were approximately $3.9 million, $4.4 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Colonial Bank subleased office space to this firm and received $147,000 in 2007, $87,000 in 2006 and $86,000 in 2005 in rental income.

As of December 31, 2007, Colonial Bank had five construction loans outstanding to unconsolidated real estate joint ventures in which BancGroup owns an equity interest. The maximum amounts that can be drawn on these loans totaled $51.1 million, and the maximum amount Colonial was participating in totaled $45.6 million. The outstanding balances totaled $39.9 million at December 31, 2007. The Company also had five such loans at December 31, 2006 with total outstanding balances of $30.2 million.

Refer to Note 6, Loans, for information on related party loans.

23.  Merger Related Expenses

The Company recognized external merger related expenses of $4.0 million and $4.2 million for the years ended December 31, 2007 and 2005, respectively. No external merger related expenses were recorded by the Company during 2006. Merger related expenses were comprised primarily of travel, training, marketing, retention bonuses and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Income Taxes

The components of the provision for income taxes were as follows:

	2007	2006	2005
	(In thousands)
Currently payable:
Federal	$128,402	$131,745	$123,567
State	6,708	2,994	1,765

Total	135,110	134,739	125,332

Deferred:
Federal	(52,160)	2,020	(9,305)
State	4,611	174	(1,424)

Total	(47,549)	2,194	(10,729)

Total provision for income taxes	$87,561	$136,933	$114,603

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

	2007	2006	2005
	(In thousands)
Tax at statutory rate on pre-tax income	$93,970	$140,961	$120,087
Add:
Tax-exempt income	(10,903)	(7,034)	(6,257)
Other	4,494	3,006	773

Total income taxes	$87,561	$136,933	$114,603

The components of BancGroup’s net deferred tax asset as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$93,454	$62,505
Unrealized loss on securities available for sale	2,157	18,887
Unrealized loss on cash flow hedging instruments	1,706	5,120
Fixed assets	6,875	—
Other	13,508	3,251

Total deferred tax asset	117,700	89,763
Less: valuation allowance	(11,967)	—

Net deferred tax asset	105,733	89,763

Deferred tax liabilities:
Intangible assets	28,920	22,920
Fixed assets	—	10,707
Debt repurchase premium	5,239	5,268
Pension	5,769	—
Other	—	2,690

Total deferred tax liability	39,928	41,585

Net deferred tax asset	$65,805	$48,178

The net deferred tax asset is included as a component of accrued interest and other assets in the Consolidated Statements of Condition.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of projected pretax income and tax adjustments at the individual state level, BancGroup has a valuation allowance against its state deferred tax asset. The Company intends to maintain this valuation allowance until BancGroup determines it is more likely than not that the asset can be realized through future taxable income in the respective states. No other valuation allowance is deemed necessary as BancGroup anticipates generating adequate future taxable income to realize the benefit of all remaining deferred tax assets.

BancGroup adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a material change to Colonial’s liability for unrecognized tax benefits. The amount of unrecognized tax benefits at December 31, 2007 was $22.6 million, $15.3 million of which would favorably impact the Company’s effective income tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2007	$15,472
Additions based on tax positions related to the current year	5,785
Additions for tax positions of prior years	4,037
Reductions for tax positions of prior years	—
Settlements	(2,709)

Balance at December 31, 2007	$22,585

BancGroup records accrued interest and penalties related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the year ended December 31, 2007, the Company recognized approximately ($0.1) million in interest and penalties. As of December 31, 2007, the Company had approximately $4.0 million, accrued for the payment of interest and penalties.

BancGroup has substantially concluded all U.S federal income tax matters for years through 2002. Substantially all state income tax matters have been concluded for years through 1996. Colonial and its subsidiaries have examinations, administrative appeals or litigation for various state income tax matters for years going back to 1997.

While the Company expects to potentially settle various state tax audits within the next 12 months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.  Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2007
Basic EPS
Income from continuing operations	$180,925	153,519	$1.18
Effect of dilutive instruments:
Options and nonvested restricted stock		872

Diluted EPS	$180,925	154,391	$1.17

2006
Basic EPS
Income from continuing operations	$265,813	153,598	$1.73
Effect of dilutive instruments:
Options and nonvested restricted stock		1,212

Diluted EPS	$265,813	154,810	$1.72

2005
Basic EPS
Income from continuing operations	$228,502	149,053	$1.53
Effect of dilutive instruments:
Options and nonvested restricted stock		1,737

Diluted EPS	$228,502	150,790	$1.52

The above calculations exclude awards that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such awards excluded was 1.9 million, 969,000 and 230,000 in 2007, 2006 and 2005, respectively.

26.  Financial Instruments

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

Deposits — SFAS 107, Disclosures About Fair Value of Financial Instruments, states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, is equal to the amount payable on demand at the measurement date. The amount included for these deposits in the following table is their carrying value at December 31, 2007 and 2006. The fair value of time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for comparable wholesale deposits with similar remaining maturities.

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

Commitments to extend credit and standby letters of credit — The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2007 and 2006.

The estimated fair values of BancGroup’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$2,624,772	$2,624,772	$1,048,619	$1,048,619
Securities available for sale	3,681,282	3,681,282	3,083,614	3,083,614
Held to maturity securities	1,228	1,361	1,874	2,007
Loans held for sale	1,544,222	1,544,222	1,474,000	1,474,000
Loans	15,923,178		15,478,889
Less: allowance for loan losses	(238,845)		(174,850)

Loans, net	15,684,333	15,801,351	15,304,039	15,281,531

Total	$23,535,837	$23,652,988	$20,912,146	$20,889,771

Financial liabilities:
Deposits	$18,544,267	$18,564,248	$16,091,054	$16,078,392
Short-term borrowings	568,721	568,721	1,965,672	1,965,672
Long-term debt	4,023,836	4,170,666	2,522,273	2,611,424

Total	$23,136,824	$23,303,635	$20,578,999	$20,655,488

Derivatives	$(3,372)	$(3,372)	$2,887	$2,887

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results for these segments are based on BancGroup’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. For 2006 and 2007, the provision for loan losses included in each segment was based on its actual net charge-off experience. The provision included in the mortgage warehouse segment remained consistent with the prior year. During 2005, the provision for loan losses included in each segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on BancGroup’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Year Ended December 31, 2007
Net interest income before intersegment income / expense	$326,472	$193,212	$65,077	$80,450	$56,894	$100,213	$(60,944)	$761,374
Intersegment interest income / expense	923	(109,342)	70,708	(31,711)	(10,009)	(43,256)	122,687	—

Net interest income	327,395	83,870	135,785	48,739	46,885	56,957	61,743	761,374
Provision for loan losses	24,205	(202)	22,099	6,572	518	939	52,319	106,450
Noninterest income	74,915	24,724	51,525	14,136	7,537	10,579	2,808	186,224
Noninterest expense	206,034	9,903	81,799	26,248	24,501	30,952	180,241	559,678
Minority interest expense/REIT preferred dividend	—	—	—	—	—	—	12,984	12,984

Income/(loss) before income taxes	$172,071	$98,893	$83,412	$30,055	$29,403	$35,645	$(180,993)	268,486

Income taxes								87,561

Net Income								$180,925

Total Assets	$11,856,805	$3,469,196	$4,274,357	$1,415,290	$1,048,301	$1,638,423	$2,273,617	$25,975,989
Total Deposits	$10,141,536	$609,717	$4,200,454	$725,079	$669,002	$710,559	$1,487,920	$18,544,267
Year Ended December 31, 2006
Net interest income before intersegment income / expense	$360,659	$157,680	$114,957	$80,652	$52,175	$86,848	$(97,704)	$755,267
Intersegment interest income / expense	277	(91,159)	35,752	(27,469)	(4,372)	(32,091)	119,062	—

Net interest income	360,936	66,521	150,709	53,183	47,803	54,757	21,358	755,267
Provision for loan losses	5,400	(1,373)	12,056	86	156	691	5,126	22,142
Noninterest income	61,855	27,375	45,569	9,520	6,844	7,915	30,144	189,222
Noninterest expense	202,790	8,499	83,422	24,100	22,899	27,685	150,206	519,601

Income/(loss) before income taxes	$214,601	$86,770	$100,800	$38,517	$31,592	$34,296	$(103,830)	402,746

Income taxes								136,933

Net Income								$265,813

Total Assets	$10,341,439	$2,462,670	$3,979,621	$1,418,289	$965,988	$1,404,676	$2,211,566	$22,784,249
Total Deposits	$8,933,095	$488,812	$3,869,159	$815,275	$750,530	$721,594	$512,589	$16,091,054
Year Ended December 31, 2005
Net interest income before intersegment income / expense	$332,515	$108,154	$124,796	$68,016	$50,162	$66,254	$(40,675)	$709,222
Intersegment interest income / expense	(8,764)	(46,757)	27,026	(17,362)	(5,354)	(19,429)	70,640	—

Net interest income	323,751	61,397	151,822	50,654	44,808	46,825	29,965	709,222
Provision for loan losses	9,503	96	3,574	601	1,712	2,330	9,022	26,838
Noninterest income	51,696	17,925	81,067	8,697	6,000	5,091	5,500	175,976
Noninterest expense	182,890	7,077	87,238	23,452	20,924	25,629	168,045	515,255

Income/(loss) before income taxes	$183,054	$72,149	$142,077	$35,298	$28,172	$23,957	$(141,602)	343,105

Income taxes								114,603

Net Income								$228,502

Total Assets	$9,768,518	$2,220,584	$3,508,666	$1,325,554	$881,870	$1,253,589	$2,467,416	$21,426,197
Total Deposits	$8,426,998	$523,602	$3,475,808	$790,986	$684,862	$645,612	$935,581	$15,483,449

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.  Condensed Financial Information of the Colonial BancGroup, Inc. (Parent Company Only)

Statements of Condition

	December 31,
	2007	2006
	(In thousands)
Assets:
Cash	$58,169	$154,146
Securities available for sale	3,670	—
Investment in subsidiaries:
Bank	2,289,986	2,157,079
Nonbank	34,490	51,810
Other assets	8,710	13,614

Total assets	$2,395,025	$2,376,649

Liabilities and Shareholders’ Equity:
Long-term debt	$115,981	$306,803
Other liabilities	5,473	12,511
Shareholders’ equity	2,273,571	2,057,335

Total liabilities and shareholders’ equity	$2,395,025	$2,376,649

Statements of Income

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Income:
Dividends from subsidiaries:
Bank	$624,573	$281,727	$224,421
Nonbank	8,123	3,219	1,459
Interest and dividends on short-term investments	3,248	2,372	1,358
Net cash settlement of swap derivatives	—	—	8,362
Change in fair value of swap derivatives	—	—	(8,550)
Other income	6,428	5,184	5,212

Total income	642,372	292,502	232,262

Expenses:
Interest	14,920	26,275	25,852
Salaries and employee benefits	2,913	2,128	3,230
Occupancy expense	657	243	254
Furniture and equipment expense	64	31	21
Net losses related to the early extinguishment of debt	6,908	—	—
Other expenses	11,759	7,703	2,994

Total expenses	37,221	36,380	32,351

Income before income taxes and equity in undistributed net income of subsidiaries	605,151	256,122	199,911
Income tax benefit	7,667	9,486	9,150

Income before (decrease) increase in undistributed earnings of subsidiaries	612,818	265,608	209,061
(Decrease) increase in undistributed earnings of subsidiaries	(431,893)	205	19,441

Net income	$180,925	$265,813	$228,502

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities	$616,263	$274,475	$220,677

Cash flows from investing activities:
Capital expenditures	(215)	(145)	(1)
Proceeds from sales of other assets	—	22	—
Net cash paid in acquisitions	(270,715)	—	(114,872)
Net investment in subsidiaries	17,864	(11,553)	(214,794)

Net cash from investing activities	(253,066)	(11,676)	(329,667)

Cash flows from financing activities:
Repayment of long-term debt	(193,941)	(8,247)	—
Proceeds from issuance of common stock	7,576	6,443	7,942
Proceeds from issuance of shares under forward sales agreement	—	—	179,575
Purchase of common stock	(157,830)	(50,996)	(31,510)
Dividends paid	(114,979)	(104,818)	(89,702)

Net cash from financing activities	(459,174)	(157,618)	66,305

Net (decrease) increase in cash and cash equivalents	(95,977)	105,181	(42,685)
Cash and cash equivalents at beginning of year	154,146	48,965	91,650

Cash and cash equivalents at end of year	$58,169	$154,146	$48,965

29.  Subsequent Event

On January 3, 2008, Colonial terminated its facility, whereby interests in certain mortgage warehouse loans and short-term participations in loans held for sale were sold to third-party commercial paper conduits. The facility was reduced to $0, all obligations related to the facility were paid in full and it was terminated by its terms. Management’s decision to terminate the facility was based on Colonial’s ability to obtain lower cost funding through other sources. The assets that had previously been sold were returned to Colonial’s balance sheet at fair value with no resulting gain or loss. The repurchase of these assets was funded through normal operating means and resulted in an increase in both assets and liabilities of $1 billion.

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

Based on their evaluation as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item as to BancGroup’s directors will be contained in BancGroup’s proxy statement that will be prepared and filed for BancGroup’s 2008 annual meeting of shareholders, under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 65, 1981	Chairman of the Board, Chief Executive Officer and President, BancGroup and Colonial Bank.	Chairman of the Board and Chief Executive Officer, BancGroup and Colonial Bank since 1981, also President of BancGroup and Colonial Bank from 1981 to 2003 and since 2005.

Sarah H. Moore 42, 1999	Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank since July 2005; Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer, BancGroup and Colonial Bank November 2005-March 2006; Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank 2003-July 2005; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003.

Caryn Cope Hughes 44, 2001	Senior Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Credit Officer BancGroup and Colonial Bank since July 2005; Executive Vice President and Chief Credit Officer, BancGroup and Colonial Bank, 2001-July 2005.

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Patti G. Hill 49, 2004	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank since November 2005; Senior Executive Vice President, Retail Banking, BancGroup and Colonial Bank, July 2005-November 2005; Executive Vice President, Retail Banking, BancGroup and Colonial Bank, 2004-July 2005; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank, May 2004-November 2005; President and CEO, Colonial Bank Retail Banking of South Alabama, October 2003-May 2004; President and CEO, Gulf Coast Region, July 1998-October 2003.

David B. Byrne, Jr. 66, 2006	Executive Vice President—General Counsel and Corporate Secretary, BancGroup and Colonial Bank	Executive Vice President—General Counsel, BancGroup and Colonial Bank, and Corporate Secretary, Colonial Bank since November 2006; Executive Vice President—General Counsel, BancGroup and Colonial Bank, January 2006-November 2006; Shareholder, Capell & Howard, P.C., (law offices) 2000-2005.

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

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2008 annual meeting of shareholders, under the caption “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2008 annual meeting of shareholders, under the caption “Voting Securities and Principal Shareholders” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2008 annual meeting of shareholders, under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2008 annual meeting of shareholders, under the caption “Relationship with Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are included herein at Item 8.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Condition as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

3. Exhibits

Exhibits		Description
Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated August 1, 1995, filed as the Registrant’s Registration Statement on Form S-3 (File No. 33-62071), filed August 24, 1995 and made effective September 12, 1995, as amended by Post-Effective Amendment No. 1, filed and made effective on May 10, 1995, and as amended by Post-Effective Amendment No. 2, filed and made effective on June 18, 2001, and all of which is incorporated herein by reference.

Exhibits		Description
4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	Colonial BancGroup 2007 Stock Plan for Directors, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007, and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Colonial Bank Management Team Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, dated March 3, 2006, and incorporated herein by reference.

10.6	—	Forms of award agreements under the Restated Colonial BancGroup 2001 Long-Term Incentive Plan.

10.7	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.10	—	Schedule of Directors Fees, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

10.11	—	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 25, 2006, and incorporated herein by reference.

10.12	—	Colonial BancGroup 2007 Change of Control Agreements, filed as Exhibits 10.4 and 10.5 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

Exhibits		Description

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K, dated February 27, 2004, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 25th day of February, 2008.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Its Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors, Chief Executive Officer and President	**

/s/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer and Senior Executive Vice President	**

/s/ T. BRENT HICKS T. Brent Hicks	Chief Accounting Officer and Senior Vice President	**

* Lewis E. Beville	Director	**

* Augustus K. Clements, III	Director	**

* Robert S. Craft	Director	**

Patrick F. Dye	Director

Hubert L. Harris, Jr.	Director

Clinton O. Holdbrooks	Director

* Deborah L. Linden	Director	**

Signature	Title	Date

* John Ed Mathison	Director	**

* Milton E. McGregor	Director	**

John C. H. Miller, Jr.	Director

* Joseph D. Mussafer	Director	**

* William E. Powell, III	Director	**

* James W. Rane	Director	**

* Simuel Sippial, Jr.	Director	**

* Edward V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

**	Dated: February 25, 2008

EXHIBIT INDEX

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated February 21, 1995, and incorporated herein by reference.

4.3	—

Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated August 1, 1995, filed as the Registrant’s Registration Statement on Form S-3 (File No. 33-62071), filed August 24, 1995 and made effective September 12, 1995, as amended by Post-Effective Amendment No. 1, filed and made effective on May 10, 1995, and as amended by Post-Effective Amendment No. 2, filed and made effective on June 18, 2001, and all of which is incorporated herein by reference.

4.4	—	All instruments defining the rights of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	Colonial BancGroup 2007 Stock Plan for Directors, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007, and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	Colonial Bank Management Team Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, dated March 3, 2006, and incorporated herein by reference.

10.6	—	Forms of award agreements under the Restated Colonial BancGroup 2001 Long-Term Incentive Plan.

Exhibits		Description

10.7	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.10	—	Schedule of Directors Fees, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

10.11	—	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 25, 2006, and incorporated herein by reference.

10.12	—	Colonial BancGroup 2007 Change of Control Agreements, filed as Exhibits 10.4 and 10.5 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K, dated February 27, 2004, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Certification of Chief Executive Officer.

Exhibit 31.2	—	Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification.

Exhibit 32.2	—	Section 906 Certification.