Form 10-Q
period 2008-03-31
COLONIAL BANCGROUP INC
filed 2008-05-05
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $2.50 Par Value	201,831,202

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes”, “estimates”, “plans”, “expects”, “should”, “may”, “might”, “outlook”, “potential” and “anticipates”, the negative of these terms and similar expressions as they relate to BancGroup (including its subsidiaries and its management), are intended to identify forward-looking statements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s Securities and Exchange Commission (the “SEC”) reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance. These factors are not exclusive:

•	losses in our loan portfolio are greater than estimated or expected;

•	an inability to raise additional capital on terms and conditions that are satisfactory;

•	the impact of current economic conditions on our ability to borrow additional funds to meet our liquidity needs;

•	economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable than expected;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments;

•	deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry and from non-banks;

•	costs or difficulties related to the integration of Bancgroup’s businesses and institutions it acquires are greater than expected;

•	Bancgroup’s inability to realize elements of its strategic plans for 2008 and beyond;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	acts of terrorism or war; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands, except share amounts)
ASSETS
Cash and due from banks	$400,880	$474,948
Interest bearing deposits in banks	1,375	28,993
Federal funds sold	9,821	71,167
Securities purchased under agreements to resell	2,106,205	2,049,664
Securities available for sale	3,493,454	3,681,282
Held to maturity securities (fair value: 2008, $1,360; 2007, $1,361)	1,200	1,228
Loans held for sale	2,951,777	1,544,222
Total loans, net of unearned income:	16,094,478	15,923,178
Less: Allowance for loan losses	(240,795)	(238,845)

Loans, net	15,853,683	15,684,333
Premises and equipment, net	509,164	500,558
Goodwill	1,005,211	1,008,168
Other intangible assets, net	59,274	63,437
Other real estate owned	19,717	15,760
Bank-owned life insurance	480,722	475,593
Accrued interest and other assets	460,264	376,636

Total	$27,352,747	$25,975,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,050,729	$2,988,457
Interest bearing transaction accounts	6,526,822	6,783,116

Total transaction accounts	9,577,551	9,771,573
Time deposits	7,828,384	7,317,108
Brokered time deposits	1,865,393	1,455,586

Total deposits	19,271,328	18,544,267
Repurchase agreements	540,589	568,721
Federal funds purchased	639,000	—
Subordinated debt	632,346	386,434
Junior subordinated debt	108,248	108,256
Other long-term debt	3,429,345	3,529,146
Accrued expenses and other liabilities	266,816	272,536

Total liabilities	24,887,672	23,409,360

Minority interest/REIT preferred securities	293,058	293,058

Contingencies and commitments (Note 8)
Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both March 31, 2008 and December 31, 2007	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both March 31, 2008 and December 31, 2007	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 168,063,887 and 167,407,169 shares issued and 158,097,161 and 157,440,442 shares outstanding at March 31, 2008 and December 31, 2007, respectively	420,160	418,518
Additional paid in capital	1,005,651	1,004,888
Retained earnings	1,089,011	1,094,916
Treasury stock, at cost (9,966,727 shares at March 31, 2008 and December 31, 2007)	(240,336)	(240,336)
Accumulated other comprehensive loss, net of taxes	(102,469)	(4,415)

Total shareholders’ equity	2,172,017	2,273,571

Total	$27,352,747	$25,975,989

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$301,640	$315,309
Interest and dividends on securities	52,646	42,435
Interest on federal funds sold and other short-term investments	29,251	19,136

Total interest income	383,537	376,880

Interest Expense:
Interest on deposits	137,506	133,085
Interest on short-term borrowings	15,297	23,832
Interest on long-term debt	49,110	40,018

Total interest expense	201,913	196,935

Net Interest Income	181,624	179,945
Provision for loan losses	35,543	2,250

Net Interest Income After Provision for Loan Losses	146,081	177,695

Noninterest Income:
Service charges on deposit accounts	19,228	17,679
Electronic banking	5,004	4,401
Other retail banking fees	2,548	3,612

Retail banking fees	26,780	25,692
Financial planning services	4,812	3,822
Mortgage banking origination and sales	6,760	3,187
Mortgage warehouse fees	995	6,955
Bank-owned life insurance	5,120	4,955
Securities gains, net	6,075	981
Securities restructuring losses	—	(36,006)
Gain on sale of mortgage loans	—	3,850
Other income	7,205	1,783

Total noninterest income	57,747	15,219

Noninterest Expense:
Salaries and employee benefits	73,667	69,554
Occupancy expense of bank premises, net	23,055	18,505
Furniture and equipment expenses	14,703	13,122
Professional services	5,638	4,100
FDIC insurance and other regulatory fees	4,562	1,213
Electronic banking and other retail banking expenses	4,157	4,212
Amortization of intangible assets	4,163	3,051
Communications	2,819	2,991
Loss on equity investments	2,747	255
Loan and real estate related costs	2,649	338
Postage and Courier	2,622	2,639
Advertising	2,603	2,215
Travel	1,439	1,739
Severance expense	236	3,025
Merger related expenses	—	429
Net losses related to the early extinguishment of debt	5,932	4,396
Other expenses	12,986	6,357

Total noninterest expense	163,978	138,141
Minority interest expense/REIT preferred dividends	5,336	—

Income before income taxes	34,514	54,773
Applicable income taxes	9,717	18,294

Net Income	$24,797	$36,479

Earnings per share:
Basic	$0.16	$0.24
Diluted	0.16	0.24
Average number of shares outstanding:
Basic	156,956	152,309
Diluted	157,528	153,450
Dividends declared per share	$0.19	$0.1875

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$24,797	$36,479
Other comprehensive income, net of taxes:
Available for sale securities:
Unrealized (losses) gains arising during the period, net of income taxes of $64,567 and $(5,276) in 2008 and 2007, respectively	(96,001)	9,798
Less: reclassification adjustment for net (gains) losses included in net income, net of income taxes of $2,437 and $(12,259) in 2008 and 2007, respectively	(3,638)	22,766
Cash flow hedging instruments:
Reclassification adjustment for losses included in net income, net of income taxes of $(853) in 2008 and 2007	1,585	1,585

Comprehensive (loss) income	$(73,257)	$70,628

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance, December 31, 2007	157,440,442	$418,518	$1,004,888	$(240,336)	$1,094,916	$(4,415)	$2,273,571
Adoption of EITF 06-4 and 06-10					(671)		(671)
Shares issued under:
Directors plan	12,339	31	286				317
Stock option plans	50,700	127	489				616
Restricted stock plan, net	577,091	1,443	(1,443)				—
Employee stock purchase plan	16,589	41	174				215
Tax benefit shortfall from stock based compensation			(31)				(31)
Stock-based compensation expense			1,288				1,288
Net income					24,797		24,797
Cash dividends ($0.19 per share)					(30,031)		(30,031)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments						(99,639)	(99,639)
Reclassification of cash flow hedging losses, net of taxes						1,585	1,585

Balance, March 31, 2008	158,097,161	$420,160	$1,005,651	$(240,336)	$1,089,011	$(102,469)	$2,172,017

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$24,797	$36,479
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	14,626	9,785
Provision for loan losses	35,543	2,250
Deferred taxes	506	(11,520)
Securities gains, net	(6,075)	(981)
Securities restructuring losses	—	36,006
Gain on sale of mortgage loans	—	(3,850)
(Gain) loss on sale of other assets	(3,099)	86
Net (increase) decrease in loans held for sale	(1,407,555)	360,002
Decrease in interest and other receivables	11,646	213
Decrease (increase) in prepaids	4,821	(7,143)
Increase in other assets	(12,403)	(4,845)
Increase in accrued expenses & accounts payable	2,991	9,831
(Decrease) increase in accrued income taxes	(8,086)	17,234
Increase in interest payable	4,859	8,283
Excess tax benefit from stock based compensation	(17)	(237)
Other, net	(1,050)	(2,102)

Total adjustments	(1,363,293)	413,012

Net cash from operating activities	(1,338,496)	449,491

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	26,289	49,492
Proceeds from sales of securities available for sale	227,491	163,829
Purchases of securities available for sale	(225,955)	(420,583)
Proceeds from maturities of held to maturity securities	28	304
Increase in securities purchased under agreements to resell	(56,541)	(721,673)
Net (increase) decrease in loans excluding proceeds from sale of mortgage loans	(210,572)	68,562
Proceeds from sale of mortgage loans	—	493,101
Capital expenditures	(24,180)	(31,569)
Proceeds from bank owned life insurance	—	319
Proceeds from sale of other assets	5,784	2,887
Net (contributions to) return of investment in affiliates	(7,726)	558

Net cash from investing activities	(265,382)	(394,773)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	726,938	291,054
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	610,868	(685,891)
Proceeds from issuance of long-term debt, net	242,273	600,000
Repayment of long-term debt	(110,050)	(72,279)
Purchase of common stock	—	(7,490)
Proceeds from issuance of common stock	831	2,985
Excess tax benefit from stock-based compensation	17	237
Dividends paid	(30,031)	(28,678)

Net cash from financing activities	1,440,846	99,938

Net (decrease) increase in cash and cash equivalents	(163,032)	154,656
Cash and cash equivalents at the beginning of the year	575,108	442,682

Cash and cash equivalents at March 31	$412,076	$597,338

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies and Basis of Presentation

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (referred to herein as BancGroup, Colonial, or the Company) are detailed in the Company’s 2007 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2008 Colonial changed certain of those policies as a result of the adoption of new accounting standards. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2007 Annual Report on Form 10-K.

In the opinion of BancGroup’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the interim periods ended March 31, 2008 and 2007. All 2008 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

During the first quarter of 2008, inadvertent errors relating to prior year financial statements, principally relating to the accounting for derivatives and the carrying value of loans held for sale, were identified. The effect of these errors, individually and in the aggregate, is not material to any previously issued financial statements and is not expected to be material to our expected results of operations, financial position or cash flows for fiscal 2008. As a result, no adjustments to prior period amounts have been made. Adjustments for the quarter ended March 31, 2008 were recorded that reduced net income by $4.0 million ($6.6 million pretax) and earnings per share by $0.02, representing the cumulative effect of these errors on prior periods.

Certain reclassifications were made to prior periods in order to conform to the current period presentation.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The definition of fair value in SFAS 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under the Statement, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets (Level 1), inputs other than quoted prices that are directly or indirectly observable for the asset or liability (Level 2) and unobservable data (Level 3). The Statement does not expand the use of fair value accounting in any new circumstances.

On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.

The Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities under FSP SFAS 157-2. The major categories of assets and liabilities that are recognized or disclosed at fair value for which the provisions of SFAS 157 have not been applied include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142, Goodwill And Other Intangible Assets, and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company’s adoption of SFAS 157 did not have an impact on BancGroup’s financial statements.

See Note 4, Fair Value Measurements, for disclosures related to fair value measurements.

Loans Held for Sale

Loans held for sale include originated loans and acquired short-term participations in mortgage loans. Prior to January 1, 2008, loans held for sale were carried at the lower of aggregate cost or market. As a result of adopting SFAS 157 on January 1, 2008, loans held for sale are now carried at the lower of aggregate cost or fair value. This change did not have a material impact on the Company’s financial statements.

Other Accounting Standards

The following is a list of other accounting standards which became effective as of January 1, 2008 but did not have a material impact on BancGroup and did not change the accounting and reporting policies detailed in the Company’s 2007 Annual Report on Form 10-K:

•

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—SFAS 159 permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. As the Company did not elect to apply SFAS 159 to any of its existing eligible items as of January 1, 2008, the adoption of SFAS 159 did not have an impact on BancGroup’s financial statements. The Company may elect to apply SFAS 159 to certain newly recognized eligible items in the future.

•

FSP FIN 39-1, Amendment of FASB Interpretation No. 39—FSP FIN 39-1 amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. The adoption of FSP FIN 39-1 did not have a material impact on BancGroup’s financial statements.

•

Emerging Issues Task Force (EITF) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements—EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. As a result of adopting EITF 06-4 on January 1, 2008, BancGroup recognized an increase of $539,000 to the balance of other liabilities and a corresponding decrease to beginning retained earnings.

•

EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements—EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. As a result of adopting EITF 06-10 on January 1, 2008, BancGroup recognized an increase of $257,000 to the balance of other liabilities, an increase of $125,000 to the balance of other assets and a decrease of $132,000 to beginning retained earnings.

•

Statement 133 Implementation Issue E23, Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68—Issue E23 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to explicitly permit use of the shortcut method for hedging relationships in which: the interest rate swaps have a nonzero fair value at the inception of the hedging relationship, provided that this value is attributable solely to a bid-ask spread; the settlement date of the hedged item is after the swap trade date, provided that these dates differ because of generally established conventions in the marketplace in which the transaction is executed. The adoption of Issue E23 did not have an impact on BancGroup’s financial statements.

•

SEC Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings—SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 did not have a material impact on BancGroup’s financial statements.

Note 2: Recent Accounting Standards

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied restrospectively. The Company is currently assessing the potential impact SFAS 160 will have on the financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.

Note 3: Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash paid during the year for:
Interest	$194,926	$183,726
Income taxes	5,896	—
Non-cash investing and financing activities:
Transfer of loans to other real estate	$11,036	$4,848
Assets acquired under capital leases	—	2,117
Capital leases terminated	—	2,191

Note 4: Fair Value Measurements

BancGroup adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, the FASB issued an FSP which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this FSP, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value for which the provisions of SFAS 157 have not been applied include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Directly or indirectly observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities would include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale(1)	$3,253,480	$2,890	$3,250,590	$—
Derivative assets	6,147	—	6,147	—

Total	$3,259,627	$2,890	$3,256,737	$—

Liabilities:
Derivative liabilities	$10,733	$—	$10,733	$—

(1)	Securities available for sale as of March 31, 2008 per the Consolidated Statements of Condition include $240 million in nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock). As these securities are accounted for under the cost method, they are not included in the table above.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Securities available for sale—The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include mortgage-backed securities, other pass-through securities and collateralized mortgage obligations of government sponsored entities (GSE’s) and private issuers and obligations of states and political subdivisions.

•

Derivative assets and liabilities—For derivatives traded in over-the-counter markets where quoted market prices are not readily available, fair value is measured using models that primarily use market observable inputs, such as yield curves and option volatilities. For derivatives arising in the course of BancGroup’s commercial banking and mortgage origination activities, fair value is based on changes in market prices of comparable securities traded in the market. Accordingly, these are classified as Level 2.

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in the first quarter of 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at March 31, 2008:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Loans held for sale	$2,839,385	$—	$2,839,385	$—
Loans	136,054	—	7,519	128,535

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans held for sale—Loans held for sale are carried at the lower of cost or fair value based on product pools. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 2.

•

Loans—Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

During the first quarter of 2008, BancGroup recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $38 million of losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses. During the first quarter, the Company also recognized approximately $30 million of losses related to loans held for sale accounted for at the lower of cost or fair value. The losses on loans held for sale were substantially offset by $28 million of gains on related call options and forward sales commitments that are measured at fair value on a recurring basis.

Note 5: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at March 31, 2008	Carrying Value at December 31, 2007
	(In thousands)
Securities available for sale:
Mortgage-backed securities and other pass-through securities of GSE’s	$648,008	$655,636
Collateralized mortgage obligations	2,236,593	2,404,914
Obligations of state and political subdivisions	361,998	371,930
Federal Reserve and FHLB stock and other	246,855	248,802

Total securities available for sale	3,493,454	3,681,282

Held to maturity securities:
U.S. Treasury securities and obligations of GSE’s	500	500
Mortgage-backed securities of GSE’s	458	486
Collateralized mortgage obligations	9	9
Obligations of state and political subdivisions	233	233

Total held to maturity securities	1,200	1,228

Total securities	$3,494,654	$3,682,510

During the first quarter of 2008, the Company sold approximately $217 million in securities and purchased approximately $219 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

The following table reflects gross unrealized losses and fair values of available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008:

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$23,133	$(204)	$12,886	$(156)	$36,019	$(360)
Collateralized mortgage obligations	1,151,337	(133,968)	418,406	(59,716)	1,569,743	(193,684)
Obligations of state and political subdivisions	208,725	(2,929)	—	—	208,725	(2,929)
Other	999	(1)	—	—	999	(1)

Subtotal, debt securities	1,384,194	(137,102)	431,292	(59,872)	1,815,486	(196,974)
Equity securities	2,606	(2,624)	—	—	2,606	(2,624)

Total temporarily impaired securities	$1,386,800	$(139,726)	$431,292	$(59,872)	$1,818,092	$(199,598)

The debt securities above consist of collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities, AAA-rated private CMO’s, obligations of state and political subdivisions and corporate bonds. As of March 31, 2008, there were 166 securities with an unrealized loss relating to the level of interest rates prevailing in the market. Illiquid capital markets have negatively impacted the Company’s highly-rated investment securities portfolio, which do not reflect the portfolio’s underlying performance. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates as well as the illiquid capital markets. Additionally, BancGroup has the ability to retain these securities until recovery of unrealized loss or maturity when full repayment would be received.

The following table reflects gross unrealized losses and market values of BancGroup’s portfolio of securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$105	$—	$44,720	$(597)	$44,825	$(597)
Collateralized mortgage obligations	900,225	(17,757)	584,327	(12,190)	1,484,552	(29,947)
Obligations of state and political subdivisions	71,518	(496)	—	—	71,518	(496)

Subtotal, debt securities	971,848	(18,253)	629,047	(12,787)	1,600,895	(31,040)
Equity securities	3,670	(1,560)	—	—	3,670	(1,560)

Total temporarily impaired securities	$975,518	$(19,813)	$629,047	$(12,787)	$1,604,565	$(32,600)

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

Note 6: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	March 31, 2008	December 31, 2007
	(In thousands)
Commercial, financial and agricultural	$1,792,340	$1,506,986
Commercial real estate	5,054,001	5,012,773
Real estate construction	6,179,380	6,296,262
Residential real estate	2,653,791	2,673,823
Consumer and other	434,006	452,642

Total loans	16,113,518	15,942,486
Less: unearned income	(19,040)	(19,308)

Total loans, net of unearned income	$16,094,478	$15,923,178

Note 7: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Three Months Ended March 31, 2008
(In thousands)
Balance, January 1	$238,845
Provision charged to income	35,543
Loans charged off	(35,090)
Recoveries	1,497

Balance, March 31	$240,795

Note 8: Commitments and Contingent Liabilities

Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank, N.A. (Colonial Bank or the Bank) generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which the Bank receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amounts recorded for deferred fees as of March 31, 2008 and December 31, 2007 were $788,000 and $823,000, respectively. At March 31, 2008, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Bank could be required to make under outstanding standby letters of credit at March 31, 2008 was $276 million.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at March 31, 2008 will have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 9: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2008, BancGroup entered into interest rate swaps with an aggregate notional amount of $250 million to hedge fixed rate subordinated debt. The fair value of these swaps as of March 31, 2008 was approximately $5.1 million. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during the three months ended March 31, 2008 or March 31, 2007.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions are still considered probable of occurring, therefore the net loss will remain in accumulated other comprehensive loss and be reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings (ending in June of 2008). The estimated amount of losses to be reclassified into earnings within the next three months is $1.6 million. There were no cash flow hedging gains or losses resulting from hedge ineffectiveness recognized for the three months ended March 31, 2008 or March 31, 2007.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $41.6 million at March 31, 2008. The fair value of the origination commitments was a gain of approximately $603,000 at March 31, 2008, which was offset by a loss of approximately $603,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on the retail portion of loans held for sale. The notional value of these forward sales commitments at March 31, 2008 was $68.8 million, none of which was designated as a hedge. The fair value of the sales commitments was a gain of approximately $395,000 at March 31, 2008.

Options

Colonial sells call options related to its interests in short-term participations in mortgage loans. Generally, the change in fair value of the participation interests offsets the change in fair value of the call options. The notional value of the call options at March 31, 2008 was $2.9 billion. The call options are not designated as hedges of the participation interests. The fair value of the call options was a loss of $10.1 million as of March 31, 2008.

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. However, there were no such option contracts outstanding at March 31, 2008.

Note 10: Short-Term Borrowings

Short-term borrowings are summarized as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Federal funds purchased	$639,000	$—
Repurchase agreements (retail)	540,589	568,721

Total	$1,179,589	$568,721

Note 11: Long-Term Debt

Long-term debt is summarized as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Variable rate subordinated debentures	$—	$7,725
Subordinated notes	632,346	378,709
Junior subordinated debt	108,248	108,256
FHLB borrowings	3,414,450	3,513,997
Capital lease obligations	14,895	15,149

Total	$4,169,939	$4,023,836

During the first quarter of 2008, the Company issued $250 million of 8.875% subordinated notes due March 15, 2038. The notes qualify as Tier II regulatory capital. Colonial may redeem the notes in whole or in part on or after March 15, 2013 in accordance with Federal Reserve guidelines. Colonial also paid off a $100 million FHLB borrowing at a rate of 4.68%; redeemed $7.7 million of variable rate subordinated debentures; and repurchased $2 million of its 8% subordinated notes due March 15, 2009.

There have been no other material changes in BancGroup’s long-term debt. Refer to the Company’s 2007 Annual Report on Form 10-K for additional information.

Note 12: Pension Plan

BancGroup and its subsidiaries sponsor a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2008.

The following table reflects the components of net periodic benefit income:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Components of net periodic benefit income:
Interest cost	$929	$727
Expected return on plan assets	(1,529)	(1,105)

Net periodic benefit income	$(600)	$(378)

Note 13: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) for the three months ended March 31, 2008 and 2007 was $1.3 million and $1.4 million, respectively. The related income tax benefit was $445,000 and $367,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,578,070	$19.12

Granted	1,055,301	11.37
Exercised	(50,700)	12.14
Cancelled	(170,767)	17.26

Outstanding at March 31, 2008	4,411,904	$17.42

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2008
Expected option term	5.33 years
Weighted average expected volatility	30.94%
Weighted average risk-free interest rate	3.08%
Weighted average expected annual dividend yield	4.50%

The following table summarizes BancGroup’s restricted stock activity since December 31, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	518,166	$23.21

Granted	596,303	11.29
Vested	—	—
Cancelled	(19,212)	13.27

Nonvested at March 31, 2008	1,095,257	$16.90

Note 14: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended March 31,
	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2008
Basic EPS
Income from continuing operations	$24,797	156,956	$0.16
Effect of dilutive instruments:
Options and nonvested restricted stock		572

Diluted EPS	$24,797	157,528	$0.16

2007
Basic EPS
Income from continuing operations	$36,479	152,309	$0.24
Effect of dilutive instruments:
Options and nonvested restricted stock		1,141

Diluted EPS	$36,479	153,450	$0.24

The above calculations exclude awards that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such awards excluded was approximately 3,692,000 and 1,692,000 for the three months ended March 31, 2008 and 2007, respectively.

Note 15: Income Taxes

In accordance with FIN 48, BancGroup has recorded a liability for unrecognized tax benefits and the related interest and penalties at March 31, 2008 totaling $28.6 million compared to $26.6 million at December 31, 2007. While the Company expects to settle various state tax audits within the next twelve months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

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

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Three Months Ended March 31, 2008
Net interest income before intersegment income / expense	$74,223	$66,269	$12,150	$15,710	$12,541	$22,961	$(22,230)	$181,624
Intersegment interest income / expense	2,548	(34,536)	18,991	(6,542)	(3,105)	(9,599)	32,243	—

Net interest income	76,771	31,733	31,141	9,168	9,436	13,362	10,013	181,624
Provision for loan losses	23,122	192	3,340	5,898	99	492	2,400	35,543
Noninterest income	17,890	2,671	13,456	5,857	1,611	1,450	14,812	57,747
Noninterest expense	61,015	7,573	21,874	9,561	6,841	8,400	48,714	163,978
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	5,336	5,336

Income/(loss) before income taxes	$10,524	$26,639	$19,383	$(434)	$4,107	$5,920	$(31,625)	34,514

Income taxes								9,717

Net Income								$24,797

Total Assets	$11,824,346	$5,206,211	$4,284,929	$1,391,314	$1,052,215	$1,685,262	$1,908,470	$27,352,747
Total Deposits	$10,232,132	$730,536	$4,198,142	$743,497	$667,697	$758,171	$1,941,153	$19,271,328

Three Months Ended March 31, 2007
Net interest income before intersegment income / expense	$85,275	$36,976	$20,712	$20,147	$13,324	$22,659	$(19,148)	$179,945
Intersegment interest income / expense	(409)	(20,508)	14,837	(7,588)	(1,894)	(9,616)	25,178	—

Net interest income	84,866	16,468	35,549	12,559	11,430	13,043	6,030	179,945
Provision for loan losses	445	(336)	531	1,060	27	165	358	2,250
Noninterest income	17,998	7,484	12,758	2,296	1,894	1,649	(28,860)	15,219
Noninterest expense	51,331	2,102	20,620	5,997	6,042	7,322	44,727	138,141

Income/(loss) before income taxes	$51,088	$22,186	$27,156	$7,798	$7,255	$7,205	$(67,915)	54,773

Income taxes								18,294

Net Income								$36,479

Total Assets	$10,774,886	$2,223,589	$4,196,828	$1,433,901	$997,609	$1,458,246	$1,986,843	$23,071,902
Total Deposits	$8,839,647	$603,247	$4,127,336	$825,143	$748,835	$671,145	$567,370	$16,382,723

Note 17: Subsequent Events

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.75 million shares at $8.00 per share for $350 million. The Company received proceeds of $333 million, which is net of all expenses, commissions and underwriters’ discounts. The Company will use the proceeds for general corporate purposes as well as investments in subsidiaries.

Dividend Reinvestment and Common Stock Purchase Plan

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock. On April 16, 2008, the Company’s Board of Directors approved the registration of 10 million additional shares that may be issued under this plan, bringing the total authorized for issuance to 12 million shares. On May 2, 2008, the Company filed the related registration statement with the Securities and Exchange Commission, registering the new shares and amending the plan.

401(k) Plan

BancGroup also has a 401(k) savings plan which provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants make elective contributions into a number of available investment options through payroll deductions, including the option to purchase BancGroup common stock. On April 16, 2008, the Company’s Board of Directors approved the registration of 10 million additional shares of the Company’s common stock that may be issued under this plan. On May 5, 2008, the Company filed the related registration statement with the Securities and Exchange Commission, registering the new shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation. Information concerning these policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis in BancGroup’s 2007 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $27.4 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage originations and insurance through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At March 31, 2008, BancGroup’s branch network consisted of 342 offices in Florida, Alabama, Georgia, Nevada and Texas.

Colonial reported net income of $24.8 million for the quarter ended March 31, 2008, compared to $36.5 million for the quarter ended March 31, 2007. The Company also reported earnings per diluted share of $0.16 for the quarter ended March 31, 2008 compared to $0.24 for the quarter ended March 31, 2007.

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

Beginning in late 2007 and early 2008, the yield curve returned to a more normalized level, although short-term Treasury yields remained below the Federal Reserve’s overnight borrowing rate for banks (the Federal Funds rate). The Federal Funds rate for banks remained constant at 5.25% from June 2006 to September 2007. The Federal Reserve lowered the Federal Funds rate 300 basis points between September 2007 and March 2008 as follows: 50 basis points on September 18, 2007; 25 basis points on October 31, 2007; 25 basis points on December 11, 2007; 75 basis points on January 22, 2008; 50 basis points on January 30, 2008 and 75 basis points on March 18, 2008. The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past five quarters.

The Company’s net interest income, on a tax equivalent basis, increased $3.1 million, or 1.7%, for the three months ended March 31, 2008, as compared to the same period of the prior year. The increase in net interest income was primarily caused by an increase of $4 billion, or 19% in average earning assets. The yield on average earning assets decreased 39 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 52 basis points. The rapid reductions in the prime and LIBOR rates in the first quarter of 2008 repriced approximately half of the Company’s loan portfolio since the fourth quarter of 2007. Deposit costs did not decline in tandem with the decline in prime and LIBOR rates due to intense competition for deposit dollars from financial services companies.

Interest Earning Assets

Average earning assets, as shown below, consist primarily of loans, securities and loans held for sale. For the three months ended March 31, 2008, approximately 64% of BancGroup’s average earning assets were variable, adjustable or short-term in nature, and the rate of earnings on those assets change when market rates change.

Average Funding

Average funding, as shown below, consists primarily of deposits and wholesale borrowings. Average funding grew $4.6 billion, or 20%, for the three months ended March 31, 2008, as compared to the same period of the prior year.

Average Volume and Rates

(Unaudited)

	Three Months Ended March 31,
	2008			2007
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, net of unearned income(2)	$15,994,073	$261,438	6.57%	$15,349,322	$293,474	7.74%
Loans held for sale(2)	3,160,736	40,397	5.14%	1,287,027	21,981	6.93%
Securities(2)	3,677,145	54,612	5.94%	3,265,920	43,005	5.27%
Securities purchased under agreements to resell	2,115,209	28,259	5.37%	1,058,496	17,964	6.87%
Other interest earning assets	120,231	992	3.32%	97,005	1,171	4.90%

Total interest earning assets(3)	25,067,394	$385,698	6.18%	21,057,770	$377,595	7.25%

Nonearning assets(2)	2,582,448			1,996,179

Total assets	$27,649,842			$23,053,949

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,609,657	$32,634	1.99%	$6,313,784	$48,481	3.11%
Time deposits(2)	9,080,876	104,872	4.64%	6,872,764	84,603	4.99%

Total interest bearing deposits	15,690,533	137,506	3.52%	13,186,548	133,084	4.09%
Repurchase agreements	544,218	3,705	2.74%	763,461	8,555	4.54%
Federal funds purchased and other short-term borrowings	1,379,961	11,592	3.38%	1,164,191	15,277	5.32%
Long-term debt(2)	4,084,015	49,110	4.83%	2,925,030	40,018	5.53%

Total interest bearing liabilities	21,698,727	$201,913	3.74%	18,039,230	$196,934	4.42%

Noninterest bearing demand deposits	3,067,214			2,780,374
Other liabilities(2)	309,546			166,607

Total liabilities	25,075,487			20,986,211
Minority interest/REIT preferred securities	293,058			0
Shareholders’ equity	2,281,297			2,067,738

Total liabilities and shareholders’ equity	$27,649,842			$23,053,949

RATE DIFFERENTIAL			2.44%			2.83%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$183,785	2.94%		$180,661	3.46%

Taxable equivalent adjustments(1):
Loans		(195)			(146)
Securities		(1,966)			(570)

Total taxable equivalent adjustments		(2,161)			(716)

Net interest income		$181,624			$179,945

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$15,690,533	$137,506	3.52%	$13,186,548	$133,084	4.09%
Noninterest bearing demand deposits	3,067,214	—	—	2,780,374	—	—

Total average deposits	$18,757,747	$137,506	2.95%	$15,966,922	$133,084	3.38%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities, the adjustments for mark to market valuations on hedged assets and liabilities and lower of cost or fair value adjustments have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended March 31, 2008 Change from March 31, 2007
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(32,036)	$12,246	$(44,282)
Loans held for sale	18,416	24,097	(5,681)
Securities	11,607	6,137	5,470
Securities purchased under agreements to resell	10,295	14,210	(3,915)
Other interest earning assets	(179)	199	(378)

Total interest income	8,103	56,889	(48,786)

INTEREST EXPENSE:
Interest bearing non-time deposits	(15,847)	1,589	(17,436)
Time deposits	20,269	26,200	(5,931)
Repurchase agreements	(4,850)	(1,461)	(3,389)
Federal funds purchased and other short-term borrowings	(3,685)	1,884	(5,569)
Long-term debt	9,092	14,141	(5,049)

Total interest expense	4,979	42,353	(37,374)

Net interest income	$3,124	$14,536	$(11,412)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Analysis of Average Rates

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)
Loans, net of unearned income	6.57%	7.74%	(1.17)%
Loans held for sale	5.14%	6.93%	(1.79)%
Securities	5.94%	5.27%	0.67%
Other earning assets	5.26%	6.70%	(1.44)%
Interest bearing deposits	3.52%	4.09%	(0.57)%
Total deposits	2.95%	3.38%	(0.43)%
Wholesale borrowings	4.31%	5.33%	(1.02)%
Federal Funds rate	3.22%	5.25%	(2.03)%
30-day LIBOR	3.31%	5.32%	(2.01)%
Wall Street Journal prime	6.22%	8.25%	(2.03)%

Interest income increased $8.1 million for the three months ended March 31, 2008, as compared to the same period of the prior year. Average earning assets increased $4 billion while the yield earned on those assets decreased 107 basis points. The drivers of these changes are more fully described below.

For the three months ended March 31, 2008, interest income on loans decreased $32 million, as compared to the same period of the prior year. The decrease was primarily due to the lowering of the Federal Funds, LIBOR and Treasury rates which resulted in the average yield earned on loans decreasing 117 basis points.

Interest income on loans held for sale increased $18.4 million for the three months ended March 31, 2008, as compared to the same period of the prior year. Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgage loans and other loans held for sale. The primary driver of the increase in interest income on loans held for sale was an average volume increase of $1.9 billion, or 146%, primarily from growth in the Company’s mortgage warehouse division. The yield on loans held for sale is influenced by the prevailing market rates which were lower in the three months ended March 31, 2008 than they were in the same period of the prior year.

Interest income on securities increased $11.6 million for the three months ended March 31, 2008, as compared to the same period of the prior year. The increase was primarily the result of a 67 basis point increase in yield on the average balances as well as a $411 million, or 12.6%, increase in average volume. The Company restructured its securities portfolio at the beginning of the second quarter of 2007, selling approximately one-third of the total portfolio and reinvesting into higher yielding securities.

For the three months ended March 31, 2008, interest income from securities purchased under agreements to resell increased $10 million, as compared to the same period of the prior year. The primary driver of the increase was a $1 billion, or 100%, increase in average volume. The growth in average volume was the result of growth in the Company’s mortgage warehouse division. The yield on securities purchased under agreements to resell is influenced by the prevailing market rates which were lower in the three months ended March 31, 2008 than they were in the same period of the prior year.

Interest expense increased approximately $5.0 million for the three months ended March 31, 2008, as compared to the same period of the prior year. The increase in interest expense was primarily caused by an increase of $3.7 billion, or 20%, in total interest bearing liabilities which was partially offset by a 68 basis point decrease in the Company’s average funding costs for interest bearing liabilities to 3.74%. Including the impact of noninterest bearing deposits, which increased $287 million, average funding costs decreased 55 basis points to 3.28%. The drivers of the increase in funding costs are described below.

For the three months ended March 31, 2008, interest expense on interest bearing non-time deposits decreased $15.8 million while interest expense on time deposits increased $20 million, as compared to the same period of the prior year. The decrease in interest expense for non-time deposits was due to a rate reduction of 112 basis points while the increase in interest expense on time deposits was due to an increase in average volume of $2.2 billion. The growth of time deposits is attributable to customer preference for higher rate products, increased competition for deposits and increased use of brokered time deposits as a funding source.

For the three months ended March 31, 2008, interest expense on wholesale borrowings increased $557,000, as compared to the same period of the prior year. The increase in interest expense was primarily caused by an increase of $1.2 billion in average wholesale borrowings which was mitigated by a decrease of 102 basis points in the average rate on wholesale borrowings. The decline in the cost of average wholesale borrowings was the result of the Company replacing higher rate short-term and long-term borrowings with lower cost long-term debt and the repricing of variable rate wholesale borrowings.

Loan Loss Provision

The real estate markets in the U.S. have deteriorated at an accelerated pace over the past two quarters, resulting in increased credit losses for many financial institutions. Many banks, including Colonial, have taken steps to increase reserve levels in response to these changing market conditions. Colonial’s provision for loan losses of $35.5 million for the three months ended March 31, 2008, exceeded net charge-offs by $2 million, increasing the Company’s loan loss reserve to $241 million, or 1.50% of period end loans at March 31, 2008. The Company recorded $2.3 million in provision for loan losses for the three months ended March 31, 2007, compared to $2.2 million in net charge-offs. Colonial’s loan loss reserve was $173 million, or 1.16% of period end loans at March 31, 2007.

Noninterest Income

The following table shows the dollar and percentage change in noninterest income by category for the three months ended March 31, 2008, compared to the same period of the prior year. Core noninterest income increased $5.3 million, or 11.4%, for the three months ended March 31, 2008, as compared to the same period of the prior year.

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$19,228	$17,679	$1,549	8.8%
Electronic banking	5,004	4,401	603	13.7
Other retail banking fees	2,548	3,612	(1,064)	(29.5)

Retail banking fees	26,780	25,692	1,088	4.2
Financial planning services	4,812	3,822	990	25.9
Mortgage banking origination and sales	6,760	3,187	3,573	112.1
Mortgage warehouse fees	995	6,955	(5,960)	(85.7)
Bank-owned life insurance	5,120	4,955	165	3.3
Other income	7,205	1,783	5,422	304.1

Core noninterest income	51,672	46,394	5,278	11.4
Securities gains, net	6,075	981	5,094	519.3
Securities restructuring charges	—	(36,006)	36,006	100.0
Gain on sale of mortgage loans	—	3,850	(3,850)	(100.0)

Total noninterest income	$57,747	$15,219	$42,528	279.4%

The increase in retail banking fees was primarily in service charges on deposit accounts which is comprised of nonsufficient funds fees and service charges on consumer and commercial deposit accounts. Nonsufficient funds fees is the largest component of the increase and is primarily due to an increase in the number of customer accounts.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased primarily because of an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retail banking fees decreased for the three months ended March 31, 2008, compared to the same period of the prior year, primarily due to lower official check commissions and the Company’s sale of its merchant services contracts in April 2007. The decline in official check commissions was primarily due to a decrease in rate. Merchant services revenue declined due to the Company’s sale of contracts and the subsequent agent bank agreement with a third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue to offer those services to its customer base. The referral fees for new contracts are less than the previous fee income, but the Company’s expenses and risks are also reduced.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Financial planning services revenue increased primarily due to fixed annuity sales, partially offset by a decline in the volume of insurance products sold and a decline in trust revenue.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking origination and sales income increased 112.1% compared to the same period of the prior year, primarily due to a team of experienced prime mortgage originators hired in late 2007. Sales volume in the first quarter of 2008 increased $80.3 million over the same period of the prior year. In addition, profit margins improved due to a shift to higher margin FHA and VA products from other products.

Mortgage warehouse fees are comprised of three revenue streams: servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits (conduits), custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. The decrease in mortgage warehouse fees for the three months ended March 31, 2008, as compared to the same period of the prior year, was primarily the result of lower servicing and other fees due to the discontinuation of sales of assets to third-party commercial paper conduits in early January 2008.

Income from bank-owned life insurance (BOLI) increased for the three months ended March 31, 2008, as compared to the same period of the prior year, primarily due to the increased value of the policies and an additional day of interest in 2008.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and several other small items. The increase for the three months ended March 31, 2008, as compared to the same period of the prior year, was primarily from a $2.1 million gain on the sale of Visa, Inc. stock from an initial public offering, $1.6 million amortization of gains on the 2007 sale-leaseback of 56 bank locations, and $1.4 million due to fair value adjustments to derivatives related to retail mortgages and short-term participations in mortgage loans held for sale portfolios.

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. In the first quarter of 2008, the Company recorded gains of $6.1 million from the sale of approximately $217 million in securities. In the first quarter of 2007, the Company recognized gains of $981,000 on the sale of $163 million in securities and recognized an impairment loss of $36.0 million as the Company declared its intent to restructure its securities portfolio by selling approximately $1.2 billion in available for sale securities. The securities were sold in April 2007.

The Company sold approximately $490 million of residential real estate loans in March 2007 and recognized a $3.9 million gain.

Noninterest Expense

The following table shows the dollar and percentage change in noninterest expense by category for the first quarter of 2008 compared to the same period in 2007. Core noninterest expense increased $27.5 million, or 21%, in the first quarter of 2008, as compared to the same period in 2007. Annualized core noninterest expense to average assets was 2.28% and 2.26% for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Salaries and employee benefits	$73,667	$69,554	$4,113	5.9%
Occupancy expense of bank premises, net	23,055	18,505	4,550	24.6
Furniture and equipment expenses	14,703	13,122	1,581	12.0
Professional services	5,638	4,100	1,538	37.5
FDIC insurance and other regulatory fees	4,562	1,213	3,349	276.1
Electronic banking and other retail banking expenses	4,157	4,212	(55)	(1.3)
Amortization of intangible assets	4,163	3,051	1,112	36.4
Communications	2,819	2,991	(172)	(5.8)
Loss on equity investments	2,747	255	2,492	977.3
Loan and other real estate related costs	2,649	338	2,311	683.7
Postage and courier	2,622	2,639	(17)	(0.6)
Advertising	2,603	2,215	388	17.5
Travel	1,439	1,739	(300)	(17.3)
Other expenses	12,986	6,357	6,629	104.3

Core noninterest expense	157,810	130,291	27,519	21.1
Severance expense	236	3,025	(2,789)	(92.2)
Merger related expenses	—	429	(429)	(100.0)
Net losses related to the early extinguishment of debt	5,932	4,396	1,536	34.9

Total noninterest expense	$163,978	$138,141	$25,837	18.7%

Salaries and employee benefits increased for the three months ended March 31, 2008, as compared to the same period of the prior year. The change was primarily due to increases in commissions and related benefits resulting from increased production in mortgage banking origination and sales as well as financial planning services.

The increases in occupancy and furniture and equipment expenses for the three months ended March 31, 2008, as compared to the same period of the prior year, were primarily the result of increased rent expense, repairs and maintenance and property taxes. These increases are attributable to the net addition of 34 branches, as well as increased lease expense resulting from the sale-leaseback of 56 properties in 2007. The increased occupancy expense from the sale-leaseback is more than offset by the amortization of deferred gains on the sales, which are included in noninterest income.

Professional fees increased for the three months ended March 31, 2008, as compared to the same period of the prior year, due to increased use of outsourced technology related services and higher legal fees associated with lending related activities.

FDIC insurance and other regulatory fees were higher for the three months ended March 31, 2008, as compared to the same period of the prior year, due to increases in deposits and assets on which they are based, as well as the depletion of Colonial Bank’s assessment credits in 2007 which reduced prior years’ fees.

Amortization of intangible assets increased for the three months ended March 31, 2008, as compared to the same period of the prior year, due to additional core deposit intangible assets recorded for the Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. acquisitions in 2007.

Loss on equity investments increased for the three months ended March 31, 2008, as compared to the same period of the prior year, due primarily to impairment recognized on certain equity investments.

The increase in loan and other related costs for the three months ended March 31, 2008, as compared to the same period of the prior year, were driven by higher expenses related to other real estate.

The increase in advertising expense for the three months ended March 31, 2008, as compared to the same period of the prior year, was primarily due to increased marketing related to deposit promotions during the first quarter of 2008. Advertising expenses increased further during the first quarter of 2008 as a result of higher marketing costs associated with new branch openings.

Travel expenses decreased for the three months ended March 31, 2008, as compared to the same period of the prior year, due to increased focus on reducing travel and entertainment expenses.

Other expenses increased for the three months ended March 31, 2008, as compared to the same period of the prior year, due to fair value adjustments related to short-term participations in mortgage loans held for sale as well as increased subservicing fees associated with the increased balances of mortgage warehouse assets partially offset by gains on the related call options and forward sales contracts.

Severance expense relates primarily to the reduction in force efforts in 2007. This expense decreased significantly for first quarter of 2008.

Merger related expenses were incurred to integrate Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. in 2007. The costs consisted of travel, training, marketing, retention bonuses and incremental charges related to the integration of the acquired banks.

During first quarter of 2008, the Company prepaid a $100 million Federal Home Loan Bank advance and incurred a $5.9 million net loss related to the early extinguishment of debt. During the first quarter of 2007, the Company redeemed $70 million of trust preferred securities and incurred a $4.4 million net loss related to the early extinguishment of debt.

Provision for Income Taxes

BancGroup’s provision for income taxes is based on an approximate 28.2% and 33.4% estimated effective tax rates for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate was lower in the first quarter of 2008 primarily due to increases in permanent exclusions and tax credits as a percentage of pretax income, as compared to the prior year. The provisions for income taxes for the three months ended March 31, 2008 and 2007 was $9.7 million and $18.3 million, respectively.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2007 to March 31, 2008 are as follows:

	March 31, 2008	December 31, 2007	Increase (Decrease)
			$	%
	(Dollars in thousands)
Securities purchased under agreements to resell	$2,106,205	$2,049,664	$56,541	2.8%
Securities	3,494,654	3,682,510	(187,856)	(5.1)
Loans held for sale	2,951,777	1,544,222	1,407,555	91.1
Loans, net of unearned income	16,094,478	15,923,178	171,300	1.1
Goodwill	1,005,211	1,008,168	(2,957)	(0.3)
Total assets	27,352,747	25,975,989	1,376,758	5.3
Non-time deposits	9,577,551	9,771,573	(194,022)	(2.0)
Total deposits	19,271,328	18,544,267	727,061	3.9
Short-term borrowings	1,179,589	568,721	610,868	107.4
Long-term debt	4,169,939	4,023,836	146,103	3.6
Minority interest/REIT preferred securities	293,058	293,058	—	—
Shareholders’ equity	2,172,017	2,273,571	(101,554)	(4.5)

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at March 31, 2008	Carrying Value at December 31, 2007
	(In thousands)
Securities available for sale:
Mortgage-backed securities and other pass-through securities of Government Sponsored Entities (GSE’s)	$648,008	$655,636
Collateralized mortgage obligations	2,236,593	2,404,914
Obligations of state and political subdivisions	361,998	371,930
Federal Reserve and FHLB stock and other	246,855	248,802

Total securities available for sale	3,493,454	3,681,282

Held to maturity securities:
U.S. Treasury securities and obligations of GSE’s	500	500
Mortgage-backed securities of GSE’s	458	486
Collateralized mortgage obligations	9	9
Obligations of state and political subdivisions	233	233

Total held to maturity securities	1,200	1,228

Total securities	$3,494,654	$3,682,510

Securities by Credit Rating at March 31, 2008

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	648,466	—	—	—	—	648,466
Collateralized mortgage obligations	711,364	1,525,238	—	—	—	2,236,602
Obligations of state and political subdivisions	—	215,315	142,953	1,264	2,699	362,231
Federal Reserve and FHLB stock and other	—	—	3,991	—	242,864	246,855

Total securities	$1,360,330	$1,740,553	$146,944	$1,264	$245,563	$3,494,654

Securities by Credit Rating at December 31, 2007

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	656,122	—	—	—	—	656,122
Collateralized mortgage obligations	703,876	1,701,047	—	—	—	2,404,923
Obligations of state and political subdivisions	—	368,048	2,321	1,794	—	372,163
Federal Reserve and FHLB stock and other	—	—	4,965	—	243,837	248,802

Total securities	$1,360,498	$2,069,095	$7,286	$1,794	$243,837	$3,682,510

During the first quarter of 2008, the Company sold approximately $217 million in securities and purchased approximately $219 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

Mortgage Warehouse Assets

Colonial had a facility in which it sold certain mortgage warehouse loans and short-term participations reported as loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits (conduits). The Company’s strong liquidity position enabled Colonial to reduce mortgage warehouse assets sold to $0, at which point the facility was terminated by its terms. The assets that had been sold to the conduits had the same high quality credit characteristics as those on Colonial’s balance sheet.

A summary of the major components of the mortgage warehouse division’s assets is shown in the table below:

	March 31, 2008	December 31, 2007
	(In thousands)
Securities purchased under agreements to resell	$1,606,205	$1,549,664
Loans held for sale	2,885,498	1,484,502
Mortgage warehouse loans	598,021	290,603

Total mortgage warehouse assets on balance sheet	5,089,724	3,324,769
Interests sold
Loans held for sale	—	769,221
Mortgage warehouse loans	—	230,779

Total mortgage warehouse assets under management	$5,089,724	$4,324,769

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale at March 31, 2008 increased $1.4 billion, or 91%, from December 31, 2007, primarily due to an increase in participations purchased by the mortgage warehouse division in the first quarter driven by customer demand and an increase in VA and FHA retail mortgages originated by Colonial. Loans held for sale fluctuate as demand for residential mortgages changes and customer demands change.

Loans

As real estate markets in the U.S. have deteriorated over the past two quarters, the demand for loan products has declined. The impact has been most noticeable in the residential construction market. The impact of the slowdown to Colonial is less demand for loans from customers who meet the Company’s underwriting criteria. While loans in the mortgage warehouse division increased $307 million from December 31, 2007, total loans, net of unearned income, excluding the mortgage warehouse division, decreased $136 million, or 1%.

Gross Loan Portfolio

The following table shows the Company’s loans by type at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Commercial, financial and agricultural	$1,792,340	$1,506,986
Commercial real estate	5,054,001	5,012,773
Real estate construction	6,179,380	6,296,262
Residential real estate	2,653,791	2,673,823
Consumer and other	434,006	452,642

Total loans	16,113,518	15,942,486
Less: unearned income	(19,040)	(19,308)

Total loans, net of unearned income	$16,094,478	$15,923,178

Loans classified as commercial, financial and agricultural consist of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses, as well as mortgage warehouse lines of credit.

Commercial real estate loans are collateralized by real estate held for investment and business purposes. Included in commercial real estate are loans categorized as owner-occupied, which totaled $1.8 billion, or 10.9% of the total loan portfolio, at March 31, 2008.

Real estate construction loans are made to individuals, companies or developers for use in the purchase or construction of commercial properties such as single and multi-family residential and non-residential real estate. These loans are repaid by the cash flows generated through the operation, sale or refinancing of the underlying commercial property.

Residential real estate loans consist primarily of adjustable and fixed rate first mortgages on single-family, owner-occupied properties.

Consumer and other loans include loans to individuals or businesses for various purposes that may be unsecured or secured with assorted types of collateral such as cars, trucks, boats, stocks and depository accounts.

Types of loans in this category include loans for investment purposes, vehicle purchases, purchases of personal property, personal expense loans and overdrafts of deposit accounts. These loans are made to individuals and businesses such as financial institutions, municipalities and not-for-profit organizations.

Other Earning Assets

Other earning assets is comprised of interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell. Total other earning assets decreased $32 million, or 2%, from December 31, 2007 to March 31, 2008, primarily from a decrease in federal funds sold offset by an increase in securities purchased under agreements to resell.

Goodwill

BancGroup records goodwill in an amount equal to the excess of the cost of an acquisition over the fair value of the net assets acquired. During the first quarter of 2008, BancGroup continued to finalize the purchase accounting for acquisitions that closed during 2007, thereby resulting in a $3 million reduction in goodwill from December 31, 2007. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The challenging interest rate and credit environments that have persisted since late 2007 have impacted BancGroup’s results of operations and, should they persist, could impact the recoverability of the Company’s goodwill, particularly with respect to the Florida reporting units. BancGroup continues to monitor this matter and, based on current results and expectations, has determined that the fair value of its reporting units continues to exceed their carrying values.

Deposits

Total deposits increased $727 million, or 4%, from December 31, 2007 to March 31, 2008. The increase was driven by time deposits which increased $921 million, or 10.5%, over that same time period. Refer to the Liquidity and Funding section of Management’s Discussion and Analysis for further information.

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of repurchase agreements and federal funds purchased. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt and capital lease obligations. Total short-term borrowings increased $611 million, or 107%, from December 31, 2007 to March 31, 2008. Asset growth outpaced the growth in deposits during the quarter, resulting in an increase in short-term borrowings, primarily of Federal Funds Purchased, which increased by $639 million. Total long-term debt increased $146 million, or 4%, from December 31, 2007 to March 31, 2008 as the Company issued $250 million of subordinated debt, which qualifies as Tier II regulatory capital, and paid off a $100 million FHLB borrowing and $7.7 million of variable rate subordinated debt. Refer to Note 11, Long-Term Debt, for additional information.

RISK MANAGEMENT

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial’s Credit Risk Management philosophy has historically been, and continues to be, focused on establishing and administering policies and procedures such that Colonial’s credit quality has outperformed Colonial’s peers in most economic environments. Consistent with this philosophy, Colonial has maintained conservative underwriting and credit product standards and has generally avoided nontraditional credit products. The Company’s credit risk management process is centered on comprehensive credit and underwriting policies and procedures, a strong and effective loan approval process, continual audit and review functions and experienced credit professionals at the regional, business-line and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group which falls under the supervision of the Chief Executive Officer. This group continually evaluates changes in credit risk, monitors large concentrations and exposures of all types and locations and implements Colonial Bank’s allowance methodology. Colonial also has a special assets/collections group which is charged with minimizing losses, maximizing recoveries and implementing strategies to reduce problem asset levels. In addition, the internal auditors and regulatory examiners review and perform detailed tests of the Company’s credit risk management activities, such as credit underwriting, loan administration and the allowance process. The overall goals of Colonial’s credit risk management activities include providing a sound basis for new credit extensions and early recognition of problems/risks so that Colonial can maintain a high quality loan portfolio and achieve long-term earnings growth.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and certain deposit activities. The Company’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Commercial Real Estate and Real Estate Construction Loan Categories

A large portion of BancGroup’s loans are secured by real estate, with commercial real estate and construction loans representing 31.4% and 38.3% of total loans as of March 31, 2008, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.67% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have historically experienced higher rates of growth. Currently, Florida, metro Atlanta and Nevada are experiencing a slow-down in real estate markets due to over supply of houses in said markets as well as less demand for real estate in the current environment. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. Colonial focuses its commercial real estate and construction lending efforts on high quality properties owned and/or developed by experienced customers with whom BancGroup has established relationships. In addition to the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 34.8% of the total commercial real estate portfolio outstanding at March 31, 2008. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally carry less risk than other commercial real estate loans.

Management believes that Colonial’s existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size and collateral function. This diversification, in addition to Colonial’s emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of total construction and commercial real estate loans at March 31, 2008:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$1,057		$694
Geographic Diversity (by property location)(1)
Florida	$2,973,466	48.1%	$3,237,770	64.1%
Alabama	622,560	10.1%	616,182	12.2%
Georgia	628,295	10.1%	331,965	6.5%
Texas	999,381	16.2%	309,982	6.1%
Nevada	511,473	8.3%	205,772	4.1%
Other	444,205	7.2%	352,330	7.0%

Total	$6,179,380	100.0%	$5,054,001	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential development and lots	26.3%	10.1%	Office	23.2%	7.3%
Residential land	7.4%	2.8%	Retail	22.9%	7.2%
Residential home construction	12.8%	4.9%	Warehouse	14.7%	4.6%
Commercial development and lots	9.9%	3.8%	Multi-Family	8.6%	2.7%
Commercial land	16.4%	6.3%	Healthcare	6.9%	2.1%
Condominium	6.3%	2.4%	Lodging	5.0%	1.6%
Retail	5.9%	2.3%	Church or School	3.9%	1.2%
Multi-Family	3.9%	1.5%	Industrial	2.6%	0.8%
Office	3.2%	1.2%	Farm	2.5%	0.8%
Healthcare	2.4%	0.9%	Recreation	0.8%	0.3%
Other(2)	5.5%	2.1%	Other(2)	8.9%	2.8%

Total Construction	100.0%	38.3%	Total Commercial Real Estate	100.0%	31.4%

(1)	No more than 12.67% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,404,281	$856,242
% of 75 largest loans to category total	22.7%	16.9%
Average Loan to Value Ratio (75 largest loans)	70.5%	69.9%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.51x

Residential Construction Loan Category

The Company’s residential construction portfolio consists of residential development and lots, residential land and residential home construction. The majority of the Company’s nonperforming assets and net charge-offs during the fourth quarter of 2007 and the first quarter of 2008 relate to residential construction loans. The loans are generally short-term, have the personal guarantees of the borrowers and were underwritten such that each borrower has substantial equity in the project. The lack of real estate sales has caused liquidity issues for some of the Company’s borrowers which has resulted in higher nonperforming loans and losses than historical norms in the portfolio.

The following table and chart show the components of residential construction loans at March 31, 2008:

Residential Construction Loans

	Total Outstanding		Acquisitions & Development	Builder Lot Inventory	Consumer- Owned Lots	Residential Presold	Residential Speculative	Land	Condominiums	National Builders
	Amount	%
	(Dollars in millions)
Florida	$1,608	49%	$568	$72	$99	$113	$214	$224	$298	$20
Texas	540	17	279	41	5	17	74	75	16	33
Georgia	410	13	188	32	2	30	115	20	23	—
Alabama	393	12	126	32	27	26	151	24	7	—
Nevada	204	6	80	1	2	22	25	49	25	—
Other	110	3	32	2	1	3	3	48	21	—

Total	$3,265	100%	$1,273	$180	$136	$211	$582	$440	$390	$53

Residential Construction Loans

Other Loan Categories

The risks associated with loans classified as commercial, financial and agricultural are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

BancGroup has a history of successful residential real estate lending, and the asset quality ratios for residential real estate loans remain favorable. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers and does not offer higher risk mortgage products such as option ARMS, “pick a payment” loans and low or no documentation loans.

Regarding consumer and other loans, the principal source of repayment is the earning capacity of the individual borrower and, on collateralized loans, the collateral serves as a secondary source of repayment.

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

Management reviews the methodology, calculations and results and ensures that the calculations are appropriate and that all material risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. Past due balances, nonaccrual balances, and potential problem loan balances are not absolute indicators of the losses inherent in the loan portfolio, but are considered in the overall evaluation of the adequacy of the allowance for loan losses. In addition, the allowance for loan losses methodology is discussed with and reviewed by the Risk Committee of the Board of Directors on a quarterly basis.

The following table summarizes the Company’s loan loss experience for the periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Allowance for loan losses—January 1	$238,845	$174,850
Net charge-offs	(33,593)	(2,195)
Provision for loan losses	35,543	2,250
Reduction due to sale of mortgage loans originally held for investment	—	(2,303)

Allowance for loan losses—end of period	$240,795	$172,602

Analysis of Net Charge-Offs

	March 31
	2008	2007
	(Dollars in thousands)
Charge-offs:
Commercial, financial and agricultural	$2,262	$1,021
Commercial real estate	994	236
Real estate construction	27,998	1,031
Residential real estate	1,460	213
Consumer and other	2,376	1,041

Total charge-offs	35,090	3,542

Recoveries:
Commercial, financial and agricultural	270	485
Commercial real estate	81	22
Real estate construction	277	39
Residential real estate	214	233
Consumer and other	655	568

Total recoveries	1,497	1,347

Net charge-offs:
Commercial, financial and agricultural	1,992	536
Commercial real estate	913	214
Real estate construction	27,721	992
Residential real estate	1,246	(20)
Consumer and other	1,721	473

Net charge-offs	$33,593	$2,195

Percent of net charge-offs to average loan category (annualized basis):
Commercial, financial and agricultural	0.50%	0.16%
Commercial real estate	0.07%	0.02%
Real estate construction	1.80%	0.06%
Residential real estate	0.19%	—
Consumer and other	1.36%	0.40%
Total	0.84%	0.06%

Nonperforming Assets and Potential Problem Loans

Management maintains an aggressive nonaccrual and problem loan identification philosophy. Through the ongoing monitoring and review of all pools of risk in the loan portfolio, this philosophy ensures that problem loans are identified quickly and the risk of loss is minimized.

Nonperforming assets consists of loans on nonaccrual status, renegotiated loans, other real estate owned, repossessions and loans held for sale. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge-off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual.

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest income or noninterest expense.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$2,088	$2,467
Commercial real estate	14,447	6,374
Real estate construction	210,701	96,397
Residential real estate	18,359	15,993
Consumer and other	887	655

Total nonaccrual loans	246,482	121,886
Renegotiated loans	—	—

Total nonperforming loans*	246,482	121,886
Other real estate owned and repossessions	19,831	15,760
Loans held for sale	—	—

Total nonperforming assets*	$266,313	$137,646

Allowance as a percent of nonperforming assets*	90%	174%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$70,638	$23,837
Net charge-offs quarter-to-date	$33,593	$33,895
Net charge-offs year-to-date	$33,593	$54,066
Total nonperforming assets* as a percent of net loans and other real estate	1.65%	0.86%
Allowance as a percent of net loans	1.50%	1.50%
Allowance as a percent of nonperforming loans*	98%	196%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions and the disproportionate impact of larger assets. The increase in nonperforming assets in the first quarter of 2008 was primarily due to the downturn in the residential real estate market during the latter part of 2007 and the first quarter of 2008, which negatively impacted the liquidity of a number of our borrowers. Refer to the Allowance for Loan Losses discussion in the Risk Management section of Management’s Discussion and Analysis for additional information.

Included in nonperforming assets are loans that are considered impaired. Impaired loans totaled $235.2 million and $105.4 million at March 31, 2008, and December 31, 2007 respectively. The related allowance for loan losses on impaired loans was $22.7 million at March 31, 2008 compared with $11.0 million at December 31, 2007. All of the impaired loans were on nonaccrual status.

In addition to nonperforming assets, the Company is aware of a number of potential problem loans where possible credit problems of borrowers cause management to have concerns as to the ability of such borrowers to comply with present loan repayment terms and which may result in these loans being classified as nonperforming in the future. There were $542 million of potential problem loans at March 31, 2008. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by commercial real estate or other assets, thus reducing the potential for loss should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

Asset/Liability Management

Asset/liability management (ALM) involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s ALM policies. To ensure adherence to these policies, the Risk Committee of the Board of Directors establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The guidelines apply to both on and off-balance sheet positions. The goal of the Risk Committee process is to maximize earnings while carefully controlling interest rate risk.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at March 31, 2008, with comparable information for December 31, 2007. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Basis Points Change
+200	4.25	6.25	3.6%	3.0%
+100	3.25	5.25	1.7%	2.1%
No rate change	2.25	4.25	—	—
-100	1.25	3.25	1.8%	(2.0)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the table, the Company's balance sheet became liability sensitive in rates down from December 31, 2007. On the asset side, an increase in the proportion of variable rate assets from December 31, 2007 to March 31, 2008 due to the increase in mortgage warehouse loans and loans held for sale increased asset sensitivity as these balances were funded primarily with term deposits and overnight wholesale borrowings. Due to the significant drop in market rates of 200 basis points in the base scenario, mortgage warehouse asset rate floors are now either in the money or close to their strike price which offsets and swings the sensitivity of the balance sheet structure in the down scenarios to be liability sensitive.

Liquidity and Funding

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of debt when due and payment of operating expenses and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs. Maintaining and managing adequate liquidity and funding are other prominent focuses of ALM. The Company expects its liquidity needs to be met by deposit growth and through wholesale funding sources.

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s period end noninterest bearing deposits grew by $62 million, or 8% annualized over December 31, 2007. Total average deposits for the three months ended March 31, 2008, increased $2.8 billion, or 17%, over the same period of the prior year. Excluding brokered deposits, total average deposits for the three months ended March 31, 2008 increased $1.6 billion, or 10%, over the same period of the prior year. With branches in four states where the population is expected to grow twice as fast as the rest of the United States, retail deposits have been and are expected to continue to be a major component of BancGroup’s funding growth. However, intense competition for retail deposits has increased the cost of deposits above certain wholesale sources.

At March 31, 2008 and December 31, 2007, the Company had estimated wholesale funding available to it in excess of $5 billion. BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources to complement its core deposit base. The Company draws on a variety of funding sources to assist in funding earning asset growth and managing deposit fluctuations. Federal funds lines and collateralized funding facilities are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding. From time to time, BancGroup has issued REIT preferred securities, subordinated debentures, subordinated notes and junior subordinated debt to provide both capital and funding.

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

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$2,172,017	$2,273,571
Unrealized losses on securities available-for-sale	103,313	3,673
Net impact of cash flow hedges and actuarial gains	(843)	741
Qualifying minority interests in consolidated subsidiaries	293,917	293,812
Qualifying trust preferred securities	105,000	105,000
Intangible assets (net of allowed deferred taxes)	(1,046,453)	(1,053,822)
Other adjustments	(4,278)	(3,304)

Tier I Capital	1,622,673	1,619,671

Allowable loan loss and unfunded commitment reserves	241,795	239,845
Subordinated debt	555,156	310,805

Tier II Capital	796,951	550,650

Total Capital	$2,419,624	$2,170,321

Risk-Adjusted Assets	$20,158,342	$19,715,951
Quarterly Average Assets (for regulatory purposes)	$26,600,393	$24,266,011

Tier I Leverage Ratio	6.10%	6.67%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.05%	8.22%
Total Capital Ratio	12.00%	11.01%

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. The Company received proceeds of $333 million, which is net of all expenses, commissions and underwriters’ discounts. The Company will use the proceeds for general corporate purposes as well as investments in subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—See Notes to the Unaudited Consolidated Financial Statements—Note 8—Commitments and Contingent Liabilities

Item 1A.	Risk Factors

The Company has identified the following additional risk factors that should be considered along with the risk factors included in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2007:

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

Any sustained period of weakness or weakening business or economic conditions in the markets in which we do business or in related markets could result in a decrease in the demand for loans, a reduction in the value of the real estate assets securing loans that we hold or an increase in the number of borrowers who become delinquent or default on their loans, any of which could adversely affect our results of operations and financial condition, including the value of our intangible assets. An increase in the number of delinquencies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses, which could adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provisions for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to maintain such levels and/or support our growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Conditions in the financial markets may limit our access to additional short-term funding to meet our liquidity needs.

We anticipate that our current sources of liquidity, which include deposits, Federal Home Loan Bank advances, cash on hand and short-term borrowings will remain adequate to meet our liquidity needs. However, the limited availability of liquidity as a result of the subprime mortgage crisis may require us to make short-term borrowings, if needed, on terms and conditions that adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2007 total	8,606,800	$24.26	8,606,800	$91,175,000

January 1—March 31, 2008	—	$—	—	$91,175,000

1st Quarter 2008 total	—	$—	—	$91,175,000

Cumulative total	8,606,800	$24.26	8,606,800	$91,175,000

(1)	Information is as of the end of the period.

In 2006, the Company publicly announced two share repurchase programs to purchase shares of BancGroup Common Stock not to exceed a combined total of $150 million. The 2006 repurchase programs were completed in 2007. On June 11, 2007, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $150 million, of which approximately $91.2 million has yet to be purchased. This program will terminate on the earlier of its completion or June 8, 2009.

Item 3. Defaults	Upon Senior Securities—N/A

Item 4. Submission	of Matters to a Vote of Security Holders—N/A

Item 5. Other	Information—N/A

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
1.1	Underwriting agreement dated February 28, 2008, between The Colonial BancGroup, Inc. and the underwriters, filed as exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.1	Indenture from The Colonial BancGroup, Inc. to The Bank of New York Trust Company, N.A., Trustee, relating to the 8.875% Subordinated Notes due 2038 dated March 1, 2008, filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.2	Form of the Subordinated Notes due 2038, filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.3	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated May 2, 2008, filed as the Registrant’s Registration Statement on Form S-3 (File No. 333-150623), filed and made effective May 2, 2008.

10.1	The Colonial BancGroup, Inc. Stock Plan for Directors, as amended.

10.2	The Colonial BancGroup, Inc. Management Incentive Plan, as amended.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer.

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer.

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 5th day of May, 2008.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer