Form 10-Q
period 2008-06-30
COLONIAL BANCGROUP INC
filed 2008-08-05
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

(334) 676-5000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

                                Large accelerated filer  ☒                                              Accelerated filer  ☐

                                Non-accelerated filer  ☐                                                 Smaller reporting company  ☐

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $2.50 Par Value	202,120,807

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Consolidated Statements of Condition—June 30, 2008 and December 31, 2007	4
	Consolidated Statements of Income—Three months ended June 30, 2008 and June 30, 2007, and six months ended June 30, 2008 and June 30, 2007	5
	Consolidated Statements of Comprehensive Income—Three months ended June 30, 2008 and June 30, 2007, and six months ended June 30, 2008 and June 30, 2007	6
	Consolidated Statement of Changes in Shareholders’ Equity—Six months ended June 30, 2008	7
	Consolidated Statements of Cash Flows—Six months ended June 30, 2008 and June 30, 2007	8
	Notes to the Unaudited Consolidated Financial Statements—June 30, 2008	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	60
Item 6.	Exhibits	60
SIGNATURE		61

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

•

economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;

•	deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry and from non-banks;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2008 and beyond;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	acts of terrorism or war; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands, except share amounts)
ASSETS
Cash and due from banks	$451,281	$474,948
Interest bearing deposits in banks	101,391	28,993
Federal funds sold	8,891	71,167
Securities purchased under agreements to resell	2,185,174	2,049,664
Securities available for sale	3,452,686	3,681,282
Held to maturity securities (fair value: 2008, $1,303; 2007, $1,361)	1,173	1,228
Loans held for sale	1,984,723	1,544,222
Total loans, net of unearned income:	15,468,832	15,923,178
Less: Allowance for loan losses	(247,009)	(238,845)

Loans, net	15,221,823	15,684,333
Premises and equipment, net	498,941	500,558
Goodwill	1,008,298	1,008,168
Other intangible assets, net	57,917	63,437
Other real estate owned	113,470	15,760
Bank-owned life insurance	485,840	475,593
Accrued interest and other assets	459,683	376,636

Total	$26,031,291	$25,975,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,912,071	$2,988,457
Interest bearing transaction accounts	6,052,774	6,783,116

Total transaction accounts	8,964,845	9,771,573
Time deposits	8,038,923	7,317,108
Brokered time deposits	1,345,397	1,455,586

Total deposits	18,349,165	18,544,267
Repurchase agreements	525,724	568,721
Federal funds purchased	135,000	—
Subordinated debt	612,134	386,434
Junior subordinated debt	108,248	108,256
Other long-term debt	3,317,359	3,529,146
Accrued expenses and other liabilities	268,611	272,536

Total liabilities	23,316,241	23,409,360

Minority interest/REIT preferred securities	293,058	293,058

Contingencies and commitments (Note 8)
Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both June 30, 2008 and December 31, 2007	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both June 30, 2008 and December 31, 2007	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 211,829,234 and 167,407,169 shares issued and 201,862,507 and 157,440,442 shares outstanding at June 30, 2008 and December 31, 2007, respectively	529,574	418,518
Additional paid in capital	1,231,797	1,004,888
Retained earnings	1,060,857	1,094,916
Treasury stock, at cost (9,966,727 shares at both June 30, 2008 and December 31, 2007)	(240,336)	(240,336)
Accumulated other comprehensive loss, net of taxes	(159,900)	(4,415)

Total shareholders’ equity	2,421,992	2,273,571

Total	$26,031,291	$25,975,989

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$270,637	$325,180	$572,277	$640,488
Interest and dividends on securities	51,957	35,264	104,603	77,699
Interest on federal funds sold and other short-term investments	25,146	23,430	54,397	42,566

Total interest income	347,740	383,874	731,277	760,753

Interest Expense:
Interest on deposits	120,407	139,069	257,913	272,153
Interest on short-term borrowings	5,078	13,730	20,375	37,562
Interest on long-term debt	47,831	40,858	96,941	80,876

Total interest expense	173,316	193,657	375,229	390,591

Net Interest Income	174,424	190,217	356,048	370,162
Provision for loan losses	79,000	6,105	114,543	8,355

Net Interest Income After Provision for Loan Losses	95,424	184,112	241,505	361,807

Noninterest Income:
Service charges on deposit accounts	19,259	18,694	38,487	36,373
Electronic banking	5,275	4,648	10,279	9,049
Other retail banking fees	2,540	3,255	5,088	6,867

Retail banking fees	27,074	26,597	53,854	52,289

Mortgage banking origination and sales	7,953	3,660	14,713	6,847
Financial planning services	5,061	4,283	9,873	8,105
Mortgage warehouse fees	1,251	6,332	2,246	13,287
Bank-owned life insurance	5,169	5,002	10,289	9,957
Securities gains, net	3,025	1,116	9,100	2,097
Securities restructuring losses	—	—	—	(36,006)
Gain on sale of mortgage loans	—	—	—	3,850
Gain on sale of merchant services	—	4,900	—	4,900
Other income	6,190	6,891	13,395	8,674

Total noninterest income	55,723	58,781	113,470	74,000

Noninterest Expense:
Salaries and employee benefits	74,761	70,256	148,428	139,810
Occupancy expense of bank premises, net	24,064	18,722	47,119	37,227
Furniture and equipment expenses	15,134	13,350	29,837	26,472
Professional services	7,807	4,628	13,445	8,728
FDIC insurance and other regulatory fees	4,414	1,232	8,976	2,445
Amortization of intangible assets	4,142	3,201	8,305	6,252
Electronic banking and other retail banking expenses	4,136	5,507	8,293	9,719
Loan and real estate related costs	4,486	898	7,135	1,236
Communications	2,863	2,900	5,682	5,891
Advertising	2,384	3,683	4,987	5,898
Postage and courier	2,270	2,692	4,892	5,331
Loss on equity investments	1,720	670	4,467	925
Travel	1,522	1,950	2,961	3,689
Severance expense	550	520	786	3,545
Merger related expenses	—	1,116	—	1,545
Net losses related to the early extinguishment of debt	4,111	2,512	10,043	6,908
Other expense	9,803	7,647	22,789	14,004

Total noninterest expense	164,167	141,484	328,145	279,625
Minority interest expense/REIT preferred dividends	5,336	2,312	10,672	2,312

(Loss) income before income taxes	(18,356)	99,097	16,158	153,870
Applicable income tax (benefit) expense	(9,400)	32,978	317	51,272

Net (Loss) Income	$(8,956)	$66,119	$15,841	$102,598

(Loss) Earnings per share:
Basic	$(0.05)	$0.43	$0.09	$0.67
Diluted	$(0.05)	$0.43	$0.09	$0.66
Average number of shares outstanding:
Basic	188,730	154,217	172,844	153,268
Diluted	188,730	155,176	173,072	154,336
Dividends declared per share	$0.095	$0.1875	$0.285	$0.375

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(8,956)	$66,119	$15,841	$102,598
Other comprehensive (loss) income, net of taxes:
Available for sale securities:
Unrealized losses on securities available for sale arising during the period, net of income taxes of $18,246 and $82,813 in 2008 and $18,242 and $12,966 in 2007, respectively	(59,016)	(33,877)	(155,016)	(24,080)
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $0 and $2,437 in 2008 and $391 and $(11,868) in 2007, respectively	—	(725)	(3,638)	22,041
Cash flow hedging instruments:
Reclassification adjustment for losses included in net income, net of income taxes of $(853) and $(1,707) in 2008 and $(853) and $(1,707) in 2007, respectively	1,585	1,585	3,169	3,169

Comprehensive (loss) income	$(66,387)	$33,102	$(139,644)	$103,728

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance, December 31, 2007	157,440,442	$418,518	$1,004,888	$(240,336)	$1,094,916	$(4,415)	$2,273,571
Adoption of EITF 06-4 and 06-10					(671)		(671)
Shares issued under:
Directors plan	28,712	72	445				517
Stock option plans	50,700	127	489				616
Restricted stock plan, net	601,428	1,504	(1,504)				—
Employee stock purchase plan	26,330	66	204				270
Dividend reinvestment plan	14,449	36	114				150
Common stock offering	43,700,446	109,251	224,645				333,896
Tax benefit (shortfall) from stock based compensation			(37)				(37)
Stock-based compensation expense			2,553				2,553
Net income					15,841		15,841
Cash dividends ($0.285 per share)					(49,229)		(49,229)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments						(158,654)	(158,654)
Reclassification of cash flow hedging losses, net of taxes						3,169	3,169

Balance, June 30, 2008	201,862,507	$529,574	$1,231,797	$(240,336)	$1,060,857	$(159,900)	$2,421,992

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$15,841	$102,598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	33,908	19,359
Provision for loan losses	114,543	8,355
Deferred taxes	(4,203)	650
Securities gains, net	(9,100)	(2,097)
Securities restructuring losses	—	36,006
Gain on sale of mortgage loans	—	(3,850)
Gain on sale of other assets	(6,725)	(858)
Net increase in loans held for sale	(434,880)	(566,352)
Decrease (increase) in interest and other receivables	24,119	(21,175)
Decrease (increase) in prepaids	8,547	(5,828)
(Increase) decrease in other assets	(16,421)	13,260
(Decrease) increase in other liabilities	(5,601)	26,009
Increase (decrease) in accrued income taxes	1,648	(13,458)
(Decrease) increase in interest payable	(7,523)	2,360
Excess tax benefit from stock based compensation	(17)	(762)
Other, net	(3,018)	(3,904)

Total adjustments	(304,723)	(512,285)

Net cash from operating activities	(288,882)	(409,687)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	57,216	69,505
Proceeds from sales of securities available for sale	293,959	1,642,704
Purchases of securities available for sale	(356,228)	(1,041,123)
Proceeds from maturities of held to maturity securities	55	454
Net increase in securities purchased under agreements to resell	(132,485)	(580,586)
Net decrease in loans excluding proceeds from sale of loans	199,773	112,940
Proceeds from sales of loans	34,830	493,101
Net cash paid in bank acquisition	—	(77,309)
Capital expenditures	(43,458)	(60,917)
Proceeds from bank owned life insurance	114	319
Proceeds from sale of other assets	38,541	10,023
Net (contributions to) return of investment in affiliates	(8,672)	3,551

Net cash from investing activities	83,645	572,662

Cash flows from financing activities:
Net (decrease) increase in demand, savings and time deposits	(195,447)	168,191
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	92,003	(967,700)
Proceeds from issuance of long-term debt, net	242,059	600,000
Repayment of long-term debt	(232,632)	(205,477)
Purchase of common stock	—	(57,135)
Proceeds from issuance of common stock	334,921	5,483
Proceeds from issuance of REIT preferred securities	—	293,278
Excess tax benefit from stock-based compensation	17	762
Dividends paid	(49,229)	(57,365)

Net cash from financing activities	191,692	(219,963)

Net decrease in cash and cash equivalents	(13,545)	(56,988)
Cash and cash equivalents at the beginning of the year	575,108	442,682

Cash and cash equivalents at June 30	$561,563	$385,694

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

In the opinion of BancGroup’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the interim periods ended June 30, 2008 and 2007. All 2008 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

During the first quarter of 2008, inadvertent errors relating to prior year financial statements, principally relating to the accounting for derivatives and the carrying value of loans held for sale, were identified. The effect of these errors, individually and in the aggregate, was not material to any previously issued financial statements and is not expected to be material to the Company’s expected results of operations, financial position or cash flows for fiscal 2008. As a result, no adjustments to prior period amounts have been made. Adjustments that reduced net income by $4.0 million ($6.6 million pretax) were recorded in the first quarter of 2008, representing the cumulative effect of these errors on prior periods.

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

•

SEC Staff Accounting Bulletin (SAB) 109, Written Loan Commitments Recorded at Fair Value Through Earnings—SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 did not have a material impact on BancGroup’s financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The Company is currently assessing the potential impact SFAS 160 will have on the financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit risk related contingent features in derivative agreements. SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, Earnings per Share. This FSP requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as a separate class of securities in calculating earnings per share. The provisions of this FSP are effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. Upon adoption of this FSP, all prior-period earnings per share data presented must be adjusted retrospectively to conform to the provisions of this FSP. The Company is currently assessing the potential impact FSP EITF 03-6-1 will have on earnings per share.

In June 2008, the EITF reached a final consensus on Issue 08-3, Accounting by Lessees for Maintenance Deposits. EITF 08-3 stipulates that a maintenance deposit should be accounted for as a deposit asset when paid to the lessor if it is probable that the deposit will be refunded to the lessee. If it is determined that a maintenance deposit is less than probable of being refunded to the lessee, the deposit should be recognized as additional expense. If it is probable at inception of the lease that a portion of the deposit will not be refunded, the lessee should recognize as expense a pro-rata portion of the deposit as it is paid. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. This consensus is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The effect of applying this consensus must be recognized as a cumulative effect of a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. The Company is currently assessing the potential impact EITF 08-3 will have on the financial statements.

Note 3: Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash paid during the year for:
Interest	$378,801	$381,814
Income taxes	23,896	48,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$115,362	$11,090
Transfer of loans to loans held for sale	5,621	—
Assets (non-cash) acquired in business combination	—	1,212,478
Liabilities assumed in business combination	—	980,302
Assets acquired under capital leases	2,115	2,136
Capital leases terminated	—	2,191

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale(1)	$3,277,112	$1,719	$3,275,393	$—
Derivative assets	234	—	—	234

Total	$3,277,346	$1,719	$3,275,393	$234

Liabilities:
Derivative liabilities(2)	$11,789	$—	$1,606	$10,183

(1)	Securities available for sale as of June 30, 2008 per the Consolidated Statement of Condition include $176 million in nonmarketable equity securities (Federal Home Loan Bank stock). As these securities are accounted for under the cost method, they are not included in the table above.
(2)	FIN 39 permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract. Derivative liabilities are presented net of cash collateral placed of $7.1 million.

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

•

Derivative assets and liabilities—For derivatives traded in over-the-counter markets where quoted market prices are not readily available, fair value is measured using models that primarily use market observable inputs, such as yield curves and option volatilities. For forward sales commitments on the retail portion of loans held for sale, fair value is based on changes in market prices of comparable securities traded in the market. Accordingly, these are classified as Level 2. In the first quarter of 2008, the Company’s call options related to interests in short-term participations in mortgage loans, interest rate lock commitments and the related forward sales commitments were classified as Level 2. Because of the significance of unobservable inputs (such as the probability of funding) to the overall value of these instruments, they were transferred to Level 3 in the second quarter.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized below:

Net derivative assets and (liabilities)
(In thousands)
Balance, April 1, 2008(1)	$—
Total net gains included in net income(2)	181
Net transfers into Level 3	(10,130)

Balance, June 30, 2008	$(9,949)

Net unrealized gains included in net income relating to assets and liabilities held at June 30, 2008(2)	$181

(1)	BancGroup did not have any Level 3 assets or liabilities as of either January 1, 2008 or March 31, 2008; therefore, the reconciliation of the beginning and ending balances of Level 3 assets and liabilities for the three and six months ended June 30, 2008 is the same.
(2)	Approximately $168,000 included in other noninterest income and $13,000 in other noninterest expense.

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in the first six months of 2008 that were still held in the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at June 30, 2008
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Loans held for sale	$1,810,153	$—	$1,810,153	$—
Loans	105,667	—	—	105,667

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

During the three and six months ended June 30, 2008, BancGroup recognized adjustments related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and loans held for sale). Approximately $58 million and $96 million of losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses for the three and six months ended June 30, 2008, respectively.

During the three months ended June 30, 2008, the Company recorded approximately $13.9 million of net gains due to the recovery of previous lower of cost or fair value adjustments on loans held for sale. The gains were substantially offset by net losses of approximately $13.2 million on related call options.

During the six months ended June 30, 2008, the Company recorded approximately $15.9 million of net losses due to lower of cost or fair value adjustments on loans held for sale. The losses were substantially offset by net gains of approximately $14.3 million on related call options.

Note 5: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at June 30, 2008	Carrying Value at December 31, 2007
	(In thousands)
Securities available for sale:
Mortgage-backed securities and other pass-through securities of GSE’s	$698,055	$655,636
Collateralized mortgage obligations	2,224,933	2,404,914
Obligations of state and political subdivisions	352,406	371,930
Corporate notes	—	6,819
Federal Reserve and FHLB stock and other	177,292	241,983

Total securities available for sale	3,452,686	3,681,282

Held to maturity securities:
U.S. Treasury securities and obligations of GSE’s	500	500
Mortgage-backed securities of GSE’s	432	486
Collateralized mortgage obligations	8	9
Obligations of state and political subdivisions	233	233

Total held to maturity securities	1,173	1,228

Total securities	$3,453,859	$3,682,510

During the second quarter of 2008, the Company did not sell any securities and purchased approximately $128 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock. In April 2008, the Company recorded a gain of $3.0 million from the early termination of a $250 million resell agreement. In connection with its conversion to a state chartered bank, during the second quarter of 2008, Colonial Bank surrendered approximately 1.2 million shares of Federal Reserve Bank Stock at a par value of $61.3 million plus accrued dividends.

During the first quarter of 2008, the Company sold approximately $217 million in securities and purchased approximately $219 million in new securities, excluding transactions in FHLB stock.

The following table reflects gross unrealized losses and fair values of the Company’s available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$437,260	$(5,143)	$12,362	$(476)	$449,622	$(5,619)
Collateralized mortgage obligations	1,244,828	(130,303)	643,099	(110,470)	1,887,927	(240,773)
Obligations of state and political subdivisions	286,713	(7,815)	—	—	286,713	(7,815)

Subtotal, debt securities	1,968,801	(143,261)	655,461	(110,946)	2,624,262	(254,207)
Equity securities	189	(46)	1,499	(3,730)	1,688	(3,776)

Total temporarily impaired securities	$1,968,990	$(143,307)	$656,960	$(114,676)	$2,625,950	$(257,983)

The following table reflects gross unrealized losses and fair values of the Company’s available for sale and held to maturity securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed and other pass-through securities of GSE’s	$105	$—	$44,720	$(597)	$44,825	$(597)
Collateralized mortgage obligations	900,225	(17,757)	584,327	(12,190)	1,484,552	(29,947)
Obligations of state and political subdivisions	71,518	(496)	—	—	71,518	(496)

Subtotal, debt securities	971,848	(18,253)	629,047	(12,787)	1,600,895	(31,040)
Equity securities	3,670	(1,560)	—	—	3,670	(1,560)

Total temporarily impaired securities	$975,518	$(19,813)	$629,047	$(12,787)	$1,604,565	$(32,600)

The debt securities shown in the previous tables consist of collateralized mortgage obligations (CMO’s) and mortgage-backed securities of Government Sponsored Entities (GSE’s), AAA-rated private CMO’s, and obligations of state and political subdivisions. As of June 30, 2008 and December 31, 2007, there were 302 and 129 debt securities, respectively, carried at an unrealized loss relating to the level of interest rates prevailing in the market. Illiquid capital markets have negatively impacted the Company’s highly-rated investment securities portfolio, which is not reflective of the portfolio’s underlying performance. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates as well as the liquidity of the capital markets. Additionally, BancGroup has the ability to retain these securities until recovery of unrealized loss or maturity when full repayment would be received. There are no known current funding needs which would require their liquidation.

Note 6: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	June 30, 2008	December 31, 2007
	(In thousands)
Commercial, financial and agricultural	$1,660,417	$1,506,986
Commercial real estate	4,989,456	5,012,773
Real estate construction	5,784,204	6,296,262
Residential real estate	2,608,066	2,673,823
Consumer and other	443,810	452,642

Total loans	15,485,953	15,942,486
Less: unearned income	(17,121)	(19,308)

Total loans, net of unearned income	$15,468,832	$15,923,178

Note 7: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Six Months Ended June 30, 2008
(In thousands)
Balance, January 1	$238,845
Provision charged to income	114,543
Loans charged off	(109,191)
Recoveries	2,812

Balance, June 30	$247,009

Note 8: Commitments and Contingent Liabilities

Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank (the Bank) generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which the Bank receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At inception, these commitments are recorded on the balance sheet at fair value. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amounts recorded for deferred fees as of June 30, 2008 and December 31, 2007 were $698,000 and $823,000, respectively. At June 30, 2008, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments the Bank could be required to make under outstanding standby letters of credit at June 30, 2008 was $254 million.

In connection with the sale of certain loans and related assets, Colonial makes representations, warrants and indemnifications to the purchasers thereof. At June 30, 2008, Colonial’s maximum potential amount of future undiscounted payments under these representations, warrants and indemnifications was $14 million. There were no potential future payments related to these transactions at December 31, 2007.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at June 30, 2008 will have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 9: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2008, BancGroup entered into interest rate swaps with an aggregate notional amount of $250 million to hedge fixed rate subordinated debt. The fair value of these swaps as of June 30, 2008 was a loss of approximately $7.5 million. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during the six months ended June 30, 2008, or June 30, 2007.

The Company has established collateral agreements with its swap counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At June 30, 2008, $7.1 million in collateral posted to a swap counterparty was outstanding and has been netted against the swap fair value loss of $7.5 million in other liabilities in the Consolidated Statement of Condition.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions were considered probable of occurring, therefore the net loss remained in accumulated other comprehensive loss and was reclassified into earnings in the same periods during which the hedged forecasted transactions affected earnings. For the six months ended June 30, 2008, losses reclassified into earnings totaled $3.2 million, leaving no further losses to be reclassified. There were no recognized cash flow hedging gains or losses resulting from hedge ineffectiveness for the six months ended June 30, 2008, or June 30, 2007.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $26.6 million at June 30, 2008. The fair value of the origination commitments was a gain of approximately $234,000 at June 30, 2008, which was partially offset by a loss of approximately $66,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on the retail portion of loans held for sale. The notional value of these forward sales commitments at June 30, 2008 was $74.7 million, none of which was designated as a hedge. The fair value of the sales commitments was a loss of approximately $1.2 million at June 30, 2008.

Options

Colonial sells call options related to its interests in short-term participations in mortgage loans. Generally, the change in fair value of the participation interests offsets the change in fair value of the call options. The notional amount of the call options at June 30, 2008 was $1.9 billion. The call options are not designated as hedges of the participation interests. The fair value of the call options was a loss of $10.1 million as of June 30, 2008.

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio. However, there were no such option contracts outstanding at June 30, 2008.

Note 10: Short-Term Borrowings

Short-term borrowings are summarized as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Repurchase agreements (retail)	$525,724	$568,721
Federal funds purchased	135,000	—

Total	$660,724	$568,721

Note 11: Long-Term Debt

Long-term debt is summarized as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Variable rate subordinated debentures	$—	$7,725
Subordinated notes	612,134	378,709
Junior subordinated debt	108,248	108,256
FHLB borrowings	3,300,756	3,513,997
Capital lease obligations	16,603	15,149

Total	$4,037,741	$4,023,836

During the second quarter of 2008, the Company paid off $114 million of FHLB borrowings with an interest rate of 4.66% and repurchased $8.1 million of its 8% subordinated notes due March 15, 2009.

During the first quarter of 2008, the Company issued $250 million of 8.875% subordinated notes due March 15, 2038. The notes qualify as Tier II regulatory capital. Colonial may redeem the notes in whole or in part on or after March 15, 2013 in accordance with Federal Reserve guidelines. Colonial also paid off a $100 million FHLB borrowing at a rate of 4.68%; redeemed $7.7 million of variable rate subordinated debentures; and repurchased $2 million of its 8% subordinated notes due March 15, 2009. The subordinated notes maturing in March 2009 ceased to qualify as regulatory capital in March 2008.

There have been no other material changes in BancGroup’s long-term debt. Refer to the Company’s 2007 Annual Report on Form 10-K for additional information.

Note 12: Employee Benefit Plans

Pension Plan

BancGroup and its subsidiaries sponsor a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to, nor does it expect to, make a contribution to the plan in 2008.

The following table reflects the components of net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic benefit income:
Interest cost	$929	$727	$1,857	$1,454
Expected return on plan assets	(1,529)	(1,104)	(3,057)	(2,209)

Net periodic benefit income	$(600)	$(377)	$(1,200)	$(755)

401(k) Savings Plan

BancGroup sponsors a 401(k) savings plan which provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants make elective contributions into a number of available investment options through payroll deductions, including the option to purchase BancGroup common stock. On April 16, 2008, the Company’s Board of Directors approved the registration of 10 million additional shares of the Company’s common stock that may be issued under the 401(k) savings plan. On May 5, 2008, the Company filed the related registration statement with the Securities and Exchange Commission registering the new shares.

Note 13: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) for the three months ended June 30, 2008 and 2007 was $1.3 million and $594,000, respectively. The related income tax benefit was $437,000 and $79,000, respectively. Total compensation cost for stock-based compensation awards for the six months ended June 30, 2008 and 2007 was $2.6 million and $2.0 million, respectively. The related income tax benefit was $882,000 and $446,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,578,070	$19.12

Granted	1,094,651	11.33
Exercised	(50,700)	12.14
Cancelled	(235,723)	17.85

Outstanding at June 30, 2008	4,386,298	$17.35

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2008
Expected option term	5.33 years
Weighted average expected volatility	31.15%
Weighted average risk-free interest rate	3.06%
Weighted average expected annual dividend yield	4.50%

The following table summarizes BancGroup’s restricted stock activity since December 31, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	518,166	$23.21

Granted	627,355	11.19
Vested	(1,220)	24.39
Cancelled	(25,927)	14.99

Nonvested at June 30, 2008	1,118,374	$16.66

Note 14: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended June 30,			Six Months Ended June 30,
	Net (Loss) Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
2008
Basic EPS	$(8,956)	188,730	$(0.05)	$15,841	172,844	$0.09
Effect of dilutive instruments:
Options and nonvested restricted stock		—			228

Diluted EPS	$(8,956)	188,730	$(0.05)	$15,841	173,072	$0.09

2007
Basic EPS	$66,119	154,217	$0.43	$102,598	153,268	$0.67
Effect of dilutive instruments:
Options and nonvested restricted stock		959			1,068

Diluted EPS	$66,119	155,176	$0.43	$102,598	154,336	$0.66

The above calculations exclude awards that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such awards excluded was approximately 5,505,000 and 4,516,000 for the three and six months ended June 30, 2008, respectively, and 1,705,000 and 1,643,000 for the three and six months ended June 30, 2007, respectively.

Note 15: Income Taxes

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes and Interpretation of FASB Statement No. 109, BancGroup has recorded a liability for unrecognized tax benefits and the related interest and penalties at June 30, 2008 totaling $30.4 million compared to $26.6 million at December 31, 2007. While the Company expects to settle various state tax audits within the next twelve months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

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

The results for these segments are based on BancGroup’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Colonial uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities as well as an internal capital allocation methodology with an offset in Corporate/Treasury/Other. The provision for loan losses included in each banking segment is based on their actual net charge-off experience. The provision for loan losses included in the mortgage warehouse segment was based on an allocation of the Company’s loan loss reserve. Certain back office support functions are allocated to each segment on the basis most applicable to the function being allocated. The management reporting process measures the performance of the defined segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or allocation process changes, allocations, transfers and assignments may change.

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Three Months Ended June 30, 2008
Net interest income before intersegment income / expense	$72,890	$60,543	$9,364	$13,544	$11,028	$20,334	$(13,279)	$174,424
Intersegment interest income / expense	4,154	(25,841)	18,505	(3,647)	(1,394)	(5,739)	13,962	—

Net interest income	77,044	34,702	27,869	9,897	9,634	14,595	683	174,424
Provision for loan losses	55,893	(45)	5,867	2,933	8,107	385	5,860	79,000
Noninterest income	18,202	3,019	13,442	6,408	1,981	1,539	11,132	55,723
Noninterest expense	61,262	5,140	21,748	10,689	6,777	7,788	50,763	164,167
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	5,336	5,336

Income/(loss) before income taxes	$(21,909)	$32,626	$13,696	$2,683	$(3,269)	$7,961	$(50,144)	(18,356)

Income taxes								(9,400)

Net Loss								$(8,956)

Total Assets	$11,486,888	$4,534,178	$4,240,404	$1,341,072	$1,061,086	$1,692,255	$1,675,408	$26,031,291
Total Deposits	$9,932,324	$594,358	$4,134,160	$724,068	$701,696	$741,555	$1,521,004	$18,349,165

Three Months Ended June 30, 2007
Net interest income before intersegment income / expense	$80,791	$49,704	$17,024	$21,086	$14,273	$26,312	$(18,973)	$190,217
Intersegment interest income / expense	876	(28,545)	17,791	(8,034)	(2,204)	(10,940)	31,056	—

Net interest income	81,667	21,159	34,815	13,052	12,069	15,372	12,083	190,217
Provision for loan losses	2,026	45	4,673	742	17	136	(1,534)	6,105
Noninterest income	18,129	6,919	12,902	4,819	1,938	1,725	12,349	58,781
Noninterest expense	51,600	2,140	20,932	5,697	6,303	7,629	47,183	141,484
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	2,312	2,312

Income/(loss) before income taxes	$46,170	$25,893	$22,112	$11,432	$7,687	$9,332	$(23,529)	99,097

Income taxes								32,978

Net Income								$66,119

Total Assets	$11,735,373	$3,007,608	$4,135,506	$1,410,015	$978,519	$1,557,473	$998,468	$23,822,962
Total Deposits	$9,563,386	$749,983	$4,095,146	$781,475	$709,751	$702,839	$481,483	$17,084,063

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Six Months Ended June 30, 2008
Net interest income before intersegment income / expense	$147,113	$126,812	$21,514	$29,254	$23,569	$43,295	$(35,509)	$356,048
Intersegment interest income / expense	6,702	(60,377)	37,496	(10,189)	(4,499)	(15,338)	46,205	—

Net interest income	153,815	66,435	59,010	19,065	19,070	27,957	10,696	356,048
Provision for loan losses	79,015	147	9,207	8,831	8,206	877	8,260	114,543
Noninterest income	36,092	5,690	26,898	12,265	3,592	2,989	25,944	113,470
Noninterest expense	122,277	12,713	43,622	20,250	13,618	16,188	99,477	328,145
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	10,672	10,672

Income/(loss) before income taxes	$(11,385)	$59,265	$33,079	$2,249	$838	$13,881	$(81,769)	16,158

Income taxes								317

Net Income								$15,841

Six Months Ended June 30, 2007
Net interest income before intersegment income / expense	$166,066	$86,680	$37,736	$41,233	$27,597	$48,971	$(38,121)	$370,162
Intersegment interest income / expense	467	(49,053)	32,628	(15,622)	(4,098)	(20,556)	56,234	—

Net interest income	166,533	37,627	70,364	25,611	23,499	28,415	18,113	370,162
Provision for loan losses	2,471	(291)	5,204	1,802	44	301	(1,176)	8,355
Noninterest income	36,127	14,403	25,660	7,115	3,832	3,374	(16,511)	74,000
Noninterest expense	102,931	4,242	41,552	11,694	12,345	14,951	91,910	279,625
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	2,312	2,312

Income/(loss) before income taxes	$97,258	$48,079	$49,268	$19,230	$14,942	$16,537	$(91,444)	153,870

Income taxes								51,272

Net Income								$102,598

Note 17: Capital Stock

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. Colonial received proceeds of $333.9 million, which is net of all expenses, commissions and underwriters’ discounts. The Company will use the proceeds for general corporate purposes as well as investment in subsidiaries.

Dividend Reinvestment and Common Stock Purchase Plan

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock. On April 16, 2008, the Company’s Board of Directors approved the registration of 10 million additional shares that may be issued under this plan, bringing the total authorized for issuance to 12 million shares. On May 2, 2008, the Company filed the related registration statement with the Securities and Exchange Commission registering the new shares and amending the plan.

Note 18: Goodwill

BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. In light of the challenging interest rate and credit environments that have persisted since late 2007, and the fact that the Company’s stock has been trading below book value per share, interim impairment testing was performed at December 31, 2007, March 31, 2008 and June 30, 2008. The estimated fair values of the Company’s reporting units were based on discounted cash flow models derived from internal earnings forecasts. Based on current results and expectations, BancGroup has determined that the fair values of its reporting units continue to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of June 30, 2008.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units, management will continue to monitor and evaluate the carrying value of goodwill, particularly with respect to the Florida reporting units. Earnings forecasts relating to the Company’s reporting units have generally declined over the past two quarters. If market and economic conditions or business performance deteriorate further, this could increase the likelihood of the Company recording an impairment charge to the extent that the book equity value, including goodwill, exceeds the estimated fair value of the reporting unit.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $26.0 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage origination and insurance products through its branch network, private banking offices and officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At June 30, 2008, BancGroup’s branch network consisted of 344 offices in Florida, Alabama, Georgia, Nevada and Texas.

Colonial reported a net loss of $9.0 million for the quarter ended June 30, 2008, compared to net income of $66.1 million for the quarter ended June 30, 2007. The Company also reported a loss per diluted share of $0.05 for the quarter ended June 30, 2008 compared to earnings per diluted share of $0.43 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, the Company reported net income of $15.8 million, or $0.09 per diluted share, compared to $102.6 million, or $0.66 per diluted share, over the same period in 2007.

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

Beginning in late 2007 and early 2008, the yield curve returned to a more normalized level after remaining flat or inverted since late 2005. Short-term rates were driven by rate decreases by the Federal Reserve, while long-term rates were driven by market supply and demand for debt instruments. After remaining constant at 5.25% from June 2006 to September 2007, the Federal Reserve Board lowered the Federal Funds rate 325 basis points from September 2007 to June 2008. Due to intense competition for deposits from financial services companies, cost of funds in the financial sector have not declined in tandem with the decrease in the Federal Funds rate. The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past five quarters.

The Company’s net interest income, on a tax equivalent basis, decreased $15.1 million, or 7.9%, for the three months ended June 30, 2008, as compared to the same period of the prior year. The yield on average earning assets decreased 58 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 78 basis points. The impact to net interest income caused by net interest margin contraction was mitigated by a $3.6 billion, or a 17%, increase in average earning assets and $333.9 million in net proceeds from the issuance of 43.7 million shares of common stock in April 2008.

For the six months ended June 30, 2008, the Company’s net interest income, on a tax equivalent basis, decreased $12 million, or 3.2%, as compared to the same period of the prior year. The yield on average earning assets decreased 50 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 65 basis points. The impact to net interest income caused by net interest margin contraction was mitigated by a $3.8 billion, or an 18% increase in average earning assets and $333.9 million in net proceeds from the issuance of 43.7 million shares of common stock in April 2008.

Net interest income was negatively impacted by the 325 basis point decline in the Wall Street Journal Prime rate and the 271 basis point decline in the 1 Month LIBOR rate from June 2007 to June 2008, as approximately 64% of Colonial’s earning assets for both the three and six months ended June 30, 2008 were variable, adjustable or short-term in nature. In addition, Colonial’s deposit costs did not decline in tandem with the decline in prime and LIBOR rates due to intense competition for deposit dollars from financial services companies. The average cost of deposits exceeded the average Federal Funds rate by 47 and 10 basis points, respectively, for the three and six months ended June 30, 2008, as compared to average deposit costs which were 186 and 187 basis points, respectively, lower than the average Federal Funds rate for the three and six months ended June 30, 2007. The following table shows average rates for selected balance sheet categories as well as selected market rates.

Analysis Of Average Rates

	Three Months Ended June 30,		Basis Point Increase/ (Decrease)	Six Months Ended June 30,		Basis Point Increase/ (Decrease)
	2008	2007		2008	2007
Loans, net of unearned income	6.02%	7.78%	(1.76)%	6.30%	7.76%	(1.46)%
Loans held for sale	4.64%	6.86%	(2.22)%	4.90%	6.89%	(1.99)%
Securities	5.88%	5.62%	0.26%	5.91%	5.42%	0.49%
Resell agreements and other interest earning assets	4.68%	6.81%	(2.13)%	4.97%	6.76%	(1.79)%
Total interest earning assets	5.72%	7.37%	(1.65)%	5.95%	7.31%	(1.36)%
Interest bearing deposits	3.04%	4.12%	(1.08)%	3.28%	4.11%	(0.83)%
Total deposits	2.55%	3.39%	(0.84)%	2.75%	3.38%	(0.63)%
Wholesale borrowings	4.19%	5.23%	(1.04)%	4.25%	5.28%	(1.03)%
Total interest bearing liabilities	3.32%	4.39%	(1.07)%	3.54%	4.40%	(0.86)%
Federal Funds	2.08%	5.25%	(3.17)%	2.65%	5.25%	(2.60)%
1 Month LIBOR	2.75%	5.32%	(2.57)%	3.05%	5.32%	(2.27)%
Wall Street Journal Prime	5.08%	8.25%	(3.17)%	5.65%	8.25%	(2.60)%

Interest Earning Assets

Average earning assets, as shown below, consist primarily of loans, securities, loans held for sale and securities purchased under agreements to resell (included in other earning assets below). Colonial invested a larger percentage of its funds in securities, loans held for sale, and securities purchased under agreements to resell for the three and six months ended June 30, 2008, as compared to the same periods of the prior year.

Average Funding

Average funding, as shown below, consists primarily of deposits and wholesale borrowings. Average funding grew $4 billion, or 17%, and $4.3 billion, or 18%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year.

Average Volume and Rates

(Unaudited)

	Three Months Ended June 30,
	2008			2007
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, net of unearned income(2)	$15,797,611	$236,737	6.02%	$15,112,712	$293,233	7.78%
Loans held for sale(2)	2,953,444	34,061	4.64%	1,881,595	32,180	6.86%
Securities(2)	3,663,516	53,897	5.88%	2,595,580	36,438	5.62%
Securities purchased under agreements to resell	2,110,183	24,814	4.73%	1,310,840	22,493	6.88%
Other interest earning assets	51,727	332	2.58%	68,127	938	5.52%

Total interest earning assets(3)	24,576,481	$349,841	5.72%	20,968,854	$385,282	7.37%

Nonearning assets(2)	2,439,659			2,128,630

Total assets	$27,016,140			$23,097,484

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,308,837	$22,988	1.47%	$6,374,663	$49,664	3.12%
Time deposits	8,022,407	80,317	4.03%	6,743,475	84,173	5.01%
Brokered time deposits	1,574,093	17,102	4.37%	410,034	5,232	5.12%

Total interest bearing deposits	15,905,337	120,407	3.04%	13,528,172	139,069	4.12%
Repurchase agreements	522,045	2,528	1.95%	511,175	5,327	4.18%
Federal funds purchased and other short-term borrowings	475,681	2,550	2.16%	635,665	8,404	5.30%
Long-term debt(2)	4,076,494	47,831	4.71%	3,033,776	40,858	5.40%

Total interest bearing liabilities	20,979,557	$173,316	3.32%	17,708,788	$193,658	4.39%

Noninterest bearing demand deposits	3,067,322			2,935,570
Other liabilities(2)	265,528			161,766

Total liabilities	24,312,407			20,806,124
Minority interest/REIT preferred securities	293,058			125,416
Shareholders’ equity	2,410,675			2,165,944

Total liabilities and shareholders’ equity	$27,016,140			$23,097,484

RATE DIFFERENTIAL			2.40%			2.98%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$176,525	2.88%		$191,624	3.66%

Taxable equivalent adjustments(1):
Loans		(161)			(232)
Securities		(1,940)			(1,175)

Total taxable equivalent adjustments		(2,101)			(1,407)

Net interest income		$174,424			$190,217

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$15,905,337	$120,407	3.04%	$13,528,172	$139,069	4.12%
Noninterest bearing demand deposits	3,067,322	—	—	2,935,570	—	—

Total average deposits	$18,972,659	$120,407	2.55%	$16,463,742	$139,069	3.39%

Total average deposits, excluding brokered time	$17,398,566	$103,305	2.39%	$16,053,708	$133,837	3.35%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities, the adjustments for mark to market valuations on hedged assets and liabilities and lower of cost or fair value adjustments have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended June 30, 2008 Change from June 30, 2007
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(56,496)	$9,819	$(66,315)
Loans held for sale	1,881	12,296	(10,415)
Securities	17,459	15,772	1,687
Securities purchased under agreements to resell	2,321	9,347	(7,026)
Other interest earning assets	(606)	(107)	(499)

Total interest income	(35,441)	47,127	(82,568)

INTEREST EXPENSE:
Interest bearing non-time deposits	(26,676)	(452)	(26,224)
Time deposits	(3,856)	12,620	(16,476)
Brokered time deposits	11,870	12,637	(767)
Repurchase agreements	(2,799)	43	(2,842)
Federal funds purchased and other short-term borrowings	(5,854)	(878)	(4,976)
Long-term debt	6,973	12,192	(5,219)

Total interest expense	(20,342)	36,162	(56,504)

Net interest income	$(15,099)	$10,965	$(26,064)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income decreased $35.4 million for the three months ended June 30, 2008, as compared to the same period of the prior year. Average earning assets increased $3.6 billion while the yield earned on those assets decreased 165 basis points. The drivers of these changes are more fully described in the paragraphs below.

For the three months ended June 30, 2008, interest income on loans decreased $56.5 million, as compared to the same period of the prior year. The decrease was primarily due to the decrease in the prime lending rate and an increase in average nonperforming loans which resulted in the average yield earned on loans decreasing 176 basis points.

Interest income on loans held for sale increased $1.9 million for the three months ended June 30, 2008, as compared to the same period of the prior year. Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgage loans and other loans held for sale. The primary driver of the increase in interest income on loans held for sale was the average volume increase of $1.1 billion, or 57%, primarily from growth in short-term participations in mortgage loans from the Company’s mortgage warehouse division. The yield on loans held for sale is influenced by the prevailing market rates which were lower in the three months ended June 30, 2008 than in the same period of the prior year.

Interest income on securities increased $17.5 million for the three months ended June 30, 2008, as compared to the same period of the prior year. The increase was primarily the result of a 26 basis point increase in yield on the average balances as well as a $1.1 billion, or 41%, increase in average volume. The Company restructured its securities portfolio at the beginning of the second quarter of 2007, selling approximately one-third of the total portfolio and reinvesting the proceeds into higher yielding securities.

For the three months ended June 30, 2008, interest income from securities purchased under agreements to resell increased $2.3 million, as compared to the same period of the prior year. The primary driver of the increase was an $800 million, or 61%, increase in average volume. The growth in average volume was the result of growth in the Company’s mortgage warehouse division. The yield on securities purchased under agreements to resell is influenced by the prevailing market rates which were lower in the three months ended June 30, 2008 than in the same period of the prior year.

Interest expense decreased approximately $20.3 million for the three months ended June 30, 2008, as compared to the same period of the prior year. The decrease in interest expense was driven primarily by a 107 basis points decrease in the cost of average interest bearing liabilities which was partially offset by a $3.3 billion, or 18%, increase in average interest bearing liabilities. Including the impact of average noninterest bearing deposits, which increased $132 million, average funding costs decreased 86 basis points to 2.90%. The drivers of the decrease in funding costs are described in the paragraphs below.

For the three months ended June 30, 2008, interest expense on interest bearing non-time deposits decreased $26.7 million while interest expense on time deposits increased $8 million, as compared to the same period of the prior year. The decrease in interest expense for non-time deposits was due to a rate reduction of 165 basis points while the increase in interest expense on time deposits was due to an increase in average volume of $2.4 billion. The growth of time deposits is attributable to customer preference for higher rate products, increased competition for deposits and increased use of brokered time deposits as a funding source.

For the three months ended June 30, 2008, interest expense on wholesale borrowings decreased $1.7 million, as compared to the same period of the prior year. The decrease in interest expense was primarily caused by a decrease of 104 basis points in the cost of average wholesale borrowings which was partially offset by an increase of $894 million in average wholesale borrowings. The decline in the cost of average wholesale borrowings was the result of the Company replacing higher rate short-term and long-term borrowings with lower cost long-term debt and the repricing of variable rate wholesale borrowings.

Average Volume and Rates

(Unaudited)

	Six Months Ended June 30,
	2008			2007
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, net of unearned income(2)	$15,895,842	$498,176	6.30%	$15,230,363	$586,707	7.76%
Loans held for sale(2)	3,057,090	74,458	4.90%	1,585,954	54,161	6.89%
Securities(2)	3,670,331	108,509	5.91%	2,928,898	79,443	5.42%
Securities purchased under agreements to resell	2,112,696	53,073	5.05%	1,185,365	40,457	6.87%
Other interest earning assets	85,978	1,323	3.10%	82,486	2,109	5.15%

Total interest earning assets(3)	24,821,937	$735,539	5.95%	21,013,066	$762,877	7.31%

Nonearning assets(2)	2,511,054			2,062,770

Total assets	$27,332,991			$23,075,836

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,459,247	$55,622	1.73%	$6,344,391	$98,145	3.12%
Time deposits	7,755,201	166,158	4.31%	6,648,503	164,747	5.00%
Brokered time deposits	1,583,487	36,133	4.59%	365,409	9,261	5.11%

Total interest bearing deposits	15,797,935	257,913	3.28%	13,358,303	272,153	4.11%
Repurchase agreements	533,131	6,233	2.35%	636,621	13,882	4.40%
Federal funds purchased and other short-term borrowings	927,821	14,142	3.07%	898,468	23,681	5.32%
Long-term debt(2)	4,080,255	96,941	4.77%	2,979,704	80,876	5.46%

Total interest bearing liabilities	21,339,142	$375,229	3.54%	17,873,096	$390,592	4.40%

Noninterest bearing demand deposits	3,067,268			2,858,401
Other liabilities(2)	287,537			164,173

Total liabilities	24,693,947			20,895,670
Minority interest/REIT preferred securities	293,058			63,054
Shareholders’ equity	2,345,986			2,117,112

Total liabilities and shareholders’ equity	$27,332,991			$23,075,836

RATE DIFFERENTIAL			2.41%			2.91%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$360,310	2.91%		$372,285	3.56%

Taxable equivalent adjustments(1):
Loans		(356)			(379)
Securities		(3,906)			(1,744)

Total taxable equivalent adjustments		(4,262)			(2,123)

Net interest income		$356,048			$370,162

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$15,797,935	$257,913	3.28%	$13,358,303	$272,153	4.11%
Noninterest bearing demand deposits	3,067,268	—	—	2,858,401	—	—

Total average deposits	$18,865,203	$257,913	2.75%	$16,216,704	$272,153	3.38%

Total average deposits, excluding brokered time	$17,281,716	$221,780	2.58%	$15,851,295	$262,892	3.34%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities, the adjustments for mark to market valuations on hedged assets and liabilities and lower of cost or fair value adjustments have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

	Six Months Ended June 30, 2008 Change from June 30, 2007
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(88,531)	$21,737	$(110,268)
Loans held for sale	20,297	35,948	(15,651)
Securities	29,066	21,890	7,176
Securities purchased under agreements to resell	12,616	23,314	(10,698)
Other interest earning assets	(786)	53	(839)

Total interest income	(27,338)	102,942	(130,280)

INTEREST EXPENSE:
Interest bearing non-time deposits	(42,523)	1,208	(43,731)
Time deposits	1,411	24,160	(22,749)
Brokered time deposits	26,872	27,814	(942)
Repurchase agreements	(7,649)	(1,177)	(6,472)
Federal funds purchased and other short-term borrowings	(9,539)	486	(10,025)
Long-term debt	16,065	26,260	(10,195)

Total interest expense	(15,363)	78,751	(94,114)

Net interest income	$(11,975)	$24,191	$(36,166)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income decreased $27.3 million for the six months ended June 30, 2008, as compared to the same period of the prior year. Average earning assets increased $3.8 billion while the yield earned on those assets decreased 136 basis points. The drivers of these changes are more fully described in the paragraphs below.

For the six months ended June 30, 2008, interest income on loans decreased $88.5 million, as compared to the same period of the prior year. The decrease was primarily due to the decrease in the prime lending rate and an increase in average nonperforming loans which resulted in the average yield earned on loans decreasing 146 basis points.

Interest income on loans held for sale increased $20.3 million for the six months ended June 30, 2008, as compared to the same period of the prior year. The primary driver of the increase in interest income on loans held for sale was the average volume increase of $1.5 billion, or 93%, primarily from growth in the Company’s mortgage warehouse division. The yield on loans held for sale is influenced by the prevailing market rates which were lower in the six months ended June 30, 2008 than in the same period of the prior year.

Interest income on securities increased $29.1 million for the six months ended June 30, 2008, as compared to the same period of the prior year. The increase was primarily the result of a $741 million, or 25%, increase in average volume as well as a 49 basis point increase in yield on the average balances. The Company restructured its securities portfolio at the beginning of the second quarter of 2007, selling approximately one-third of the total portfolio and reinvesting the proceeds into higher yielding securities.

For the six months ended June 30, 2008, interest income from securities purchased under agreements to resell increased $12.6 million, as compared to the same period of the prior year. The primary driver of the increase was a $927 million, or 78%, increase in average volume. The growth in average volume was the result of growth in the Company’s mortgage warehouse division. The yield on securities purchased under agreements to resell is influenced by the prevailing market rates which were lower in the six months ended June 30, 2008 than in the same period of the prior year.

Interest expense decreased approximately $15.4 million for the six months ended June 30, 2008, as compared to the same period of the prior year. The decrease in interest expense was driven primarily by an 86 basis points decrease in the cost of average interest bearing liabilities which was partially offset by a $3.5 billion, or 19%, increase in average interest bearing liabilities. Including the impact of average noninterest bearing deposits, which increased $209 million, average funding costs decreased 71 basis points to 3.09%. The drivers of the decrease in funding costs are described in the paragraphs below.

For the six months ended June 30, 2008, interest expense on interest bearing non-time deposits decreased $42.5 million while interest expense on time deposits increased $28.3 million, as compared to the same period of the prior year. The decrease in interest expense for non-time deposits was due to a rate reduction of 139 basis points while the increase in interest expense on time deposits was due to an increase in average volume of $2.3 billion. The growth of time deposits is attributable to customer preference for higher rate products, increased competition for deposits and increased use of brokered time deposits as a funding source.

For the six months ended June 30, 2008, interest expense on wholesale borrowings decreased $1.1 million, as compared to the same period of the prior year. The decrease in interest expense was primarily caused by a decrease of 103 basis points in the costs of average wholesale borrowings which was partially offset by an increase of $1.0 billion in average wholesale borrowings. The decline in the cost of average wholesale borrowings was the result of the Company replacing higher rate short-term and long-term borrowings with lower cost long-term debt and the repricing of variable rate wholesale borrowings.

Loan Loss Provision

The real estate markets in the U.S. have deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses for many financial institutions. Many banks, including Colonial, have taken steps to increase reserve levels in response to these changing market conditions. Colonial’s provision for loan losses for the three and six months ended June 30, 2008 was $79.0 million and $114.5 million, respectively, compared to $6.1 million and $8.4 million for the same periods in 2007. Net charge-offs for the three and six months ended June 30, 2008 were $72.8 million and $106.4 million, or an annualized 1.85% and 1.35% as a percent of average loans, respectively, compared to $7.6 million and $9.8 million, or an annualized 0.20% and 0.13% as a percent of average loans, respectively, for the same periods in 2007. BancGroup’s allowance for loan losses was 1.60% of period end net loans at June 30, 2008 compared to 1.50% at December 31, 2007 and 1.15% at June 30, 2007.

Noninterest Income

The following table shows the dollar and percentage change in noninterest income by category for the three and six months ended June 30, 2008, as compared to the same periods of the prior year. Core noninterest income declined approximately $67,000, or 0.1%, and increased $5.2 million, or 5.3%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year.

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$19,259	$18,694	$565	3.0%	$38,487	$36,373	$2,114	5.8%
Electronic banking	5,275	4,648	627	13.5%	10,279	9,049	1,230	13.6%
Other retail banking fees	2,540	3,255	(715)	(22.0)%	5,088	6,867	(1,779)	(25.9)%

Retail banking fees	27,074	26,597	477	1.8%	53,854	52,289	1,565	3.0%
Mortgage banking origination and sales	7,953	3,660	4,293	117.3%	14,713	6,847	7,866	114.9%
Financial planning services	5,061	4,283	778	18.2%	9,873	8,105	1,768	21.8%
Mortgage warehouse fees	1,251	6,332	(5,081)	(80.2)%	2,246	13,287	(11,041)	(83.1)%
Bank-owned life insurance	5,169	5,002	167	3.3%	10,289	9,957	332	3.3%
Other income	6,190	6,891	(701)	(10.2)%	13,395	8,674	4,721	54.4%

Core noninterest income	52,698	52,765	(67)	(0.1)%	104,370	99,159	5,211	5.3%
Securities and derivatives gains, net	3,025	1,116	1,909	171.1%	9,100	2,097	7,003	334.0%
Securities restructuring charges	—	—	—	—	—	(36,006)	36,006	100.0%
Gain on sale of mortgage loans	—	—	—	—	—	3,850	(3,850)	(100.0)%
Gain on sale of merchant services	—	4,900	(4,900)	(100.0)%	—	4,900	(4,900)	(100.0)%

Total noninterest income	$55,723	$58,781	$(3,058)	(5.2)%	$113,470	$74,000	$39,470	53.3%

Service charges on deposit accounts is comprised of nonsufficient funds fees and service charges on consumer and commercial deposit accounts. Noninterest income from service charges on deposit accounts increased for the three and six months ended June 30, 2008, as compared to the same periods of the prior year. Noninterest income from nonsufficient funds fees is the largest component of these increases and is primarily due to an increase in the number of customer accounts.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily because of an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retail banking fees decreased for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily due to lower official check commissions and the Company’s sale of its merchant services contracts in April 2007. The decline in official check commissions was primarily due to a decrease in rate. Merchant services revenue declined due to the Company’s sale of contracts and the subsequent agent bank agreement with a third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue to offer those services to its customer base. The referral fees for new contracts are less than the previous fee income, but the Company’s expenses and risks are also reduced. As part of the sale, Colonial recognized a $4.9 million gain as noted separately in the table above.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking sales volume increased 37% and 39% for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily due to a team of experienced prime mortgage originators hired in late 2007. In addition, profit margins improved due to a shift to higher margin FHA and VA products from other products and enhanced control over pricing and delivery.

Financial planning services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Financial planning services revenue increased for the three months ended June 30, 2008, as compared to the same period of the prior year, primarily due to fixed annuity sales and securities commissions, partially offset by a decline in variable annuity sales and trust revenues. Financial planning services revenue increased for the six months ended June 30, 2008, as compared to the same period of the prior year, primarily due to fixed and variable annuity sales, partially offset by a decline in security commissions and trust revenue.

Mortgage warehouse fees are comprised of three revenue streams: servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits, custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. The decrease in mortgage warehouse fees for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, was primarily the result of lower servicing and other fees due to the discontinuation of sales of assets to third-party commercial paper conduits in early January 2008.

Income from bank-owned life insurance increased for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily due to the increased value of the policies.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and several other small items. The decline for the three months ended June 30, 2008, as compared to the same period of the prior year, was primarily the result of a $3.5 million decline in revenue from joint ventures and a $1.3 million increase in the unfavorable fair value adjustment on retail mortgage forward sale commitments, partially offset by an increase in revenue of $4.3 million from gains related to the sale of bank premises and equipment and the continued amortization of gains associated with the 2007 sale-leaseback of 56 bank locations. The increase for the six months ended June 30, 2008, as compared to the same period of the prior year, was primarily the result of an increase in revenue of $5.9 million from gains related to the sale of bank premises, a $2.1 million gain on the sale of Visa, Inc. stock from an initial public offering and a $1.5 million increase in servicing income partially offset by a decline of $3.9 million in joint venture revenue.

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. During 2008, the Company recorded gains of $6.1 million in the first quarter from the sale of approximately $217 million in securities and a $3.0 million gain in the second quarter from the early termination of a $250 million resell agreement. In the first quarter of 2007, the Company recorded gains of $981,000 on the sale of $163 million in securities and recognized an impairment loss of $36.0 million as the Company declared its intent to restructure its securities portfolio by selling approximately $1.2 billion in available for sale securities. The securities were sold in April 2007. Also in the second quarter of 2007, the Company recorded gains of $1.1 million from the sale of additional available for sale debt securities and 15,570 shares of equity securities.

The Company sold approximately $490 million of residential real estate loans in March 2007 and recognized a $3.9 million gain.

Noninterest Expense

The following table shows the dollar and percentage change in noninterest expense by category for the three and six months ended June 30, 2008, as compared to the same periods of the prior year. Core noninterest expense increased $22.2 million, or 16.1%, and $49.7 million, or 18.6%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year. Annualized core noninterest expense to average assets was 2.36% and 2.32% for the three and six months ended June 30, 2008, respectively, as compared to 2.38% and 2.32% for the three and six months ended June 30, 2007, respectively.

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Salaries and employee benefits	$74,761	$70,256	$4,505	6.4%	$148,428	$139,810	$8,618	6.2%
Occupancy expense of bank premises, net	24,064	18,722	5,342	28.5%	47,119	37,227	9,892	26.6%
Furniture and equipment expenses	15,134	13,350	1,784	13.4%	29,837	26,472	3,365	12.7%
Professional services	7,807	4,628	3,179	68.7%	13,445	8,728	4,717	54.0%
FDIC insurance and other regulatory fees	4,414	1,232	3,182	258.3%	8,976	2,445	6,531	267.1%
Amortization of intangible assets	4,142	3,201	941	29.4%	8,305	6,252	2,053	32.8%
Electronic banking and other retail banking expenses	4,136	5,507	(1,371)	(24.9)%	8,293	9,719	(1,426)	(14.7)%
Loan and other real estate related costs	4,486	898	3,588	399.6%	7,135	1,236	5,899	477.3%
Communications	2,863	2,900	(37)	(1.3)%	5,682	5,891	(209)	(3.5)%
Advertising	2,384	3,683	(1,299)	(35.3)%	4,987	5,898	(911)	(15.4)%
Postage and courier	2,270	2,692	(422)	(15.7)%	4,892	5,331	(439)	(8.2)%
Loss on equity investments	1,720	670	1,050	156.7%	4,467	925	3,542	382.9%
Travel	1,522	1,950	(428)	(21.9)%	2,961	3,689	(728)	(19.7)%
Other expenses	9,803	7,647	2,156	28.2%	22,789	14,004	8,785	62.7%

Core noninterest expense	159,506	137,336	22,170	16.1%	317,316	267,627	49,689	18.6%
Severance expense	550	520	30	5.8%	786	3,545	(2,759)	(77.8)%
Merger related expense	—	1,116	(1,116)	(100.0)%	—	1,545	(1,545)	(100.0)%
Net losses related to the early extinguishment of debt	4,111	2,512	1,599	63.7%	10,043	6,908	3,135	45.4%

Total noninterest expense	$164,167	$141,484	$22,683	16.0%	$328,145	$279,625	$48,520	17.4%

Salaries and benefits increased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year. The change was primarily due to increases in commissions resulting from higher mortgage banking and financial planning services production as well as an increase in the Company’s number of full-time equivalent employees. The total number of full-time equivalent employees increased in both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily due to the Company’s two acquisitions in the prior year, but was partially offset by reductions in workforce in 2007 and 2008.

The increases in occupancy and furniture and equipment expenses for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, were primarily the result of the acquisitions of Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, information technology costs, charges related to abandoned leases and increased lease expense resulting from the sale-leaseback of 56 properties in 2007. The increased occupancy expense from the sale-leaseback is more than offset by the amortization of deferred gains on the sales, which are included in noninterest income.

Professional services increased for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily due to increased use of outsourced technology related services, higher legal fees associated with lending activities and higher accounting fees.

FDIC insurance and other regulatory fees were higher for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, due to increases in deposits and assets on which they are based, as well as the depletion of Colonial Bank’s assessment credits in 2007 which reduced prior years’ fees.

Amortization of intangible assets increased for the three and six months ended June 30, 2008, as compared to the same periods of the prior year, due to additional core deposit intangible assets recorded for the Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. acquisitions in 2007.

Electronic banking and other retail banking expenses are comprised of electronic banking costs, customer supplies, processing service charges, fraud and operating losses and other expenses. Total electronic banking and other retail banking expenses decreased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year. The decrease for both the three and six months ended June 30, 2008 was primarily due to an $804,000 and $858,000 decrease in fraud losses and a $710,000 and $1.2 million decrease in consulting expenses related to discontinued revenue enhancements, respectively.

The increase in loan and other related costs for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, were driven by higher expenses related to other real estate.

Advertising expenses decreased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, primarily due to decreased use of newspaper and radio ads for deposit gathering initiatives.

Postage and courier expenses decreased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, due to increased customer usage of e-statements and management’s focused efforts to control these costs.

Loss on equity investments increased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, due primarily to impairment recognized on certain equity investments.

Travel expenses decreased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year, due to management’s increased focus on reducing travel and entertainment expenses.

Other expenses increased for both the three and six months ended June 30, 2008, as compared to the same periods of the prior year. For the three months ended June 30, 2008, the increase was primarily due to a $2.4 million increase in subservicing fees associated with an increase in average balances of mortgage warehouse assets, increased expenses related to real estate joint ventures of $936,000 and numerous operational expenses that have increased in conjunction with an increase in the number of branches. Also included in other expenses for the three months ended June 30, 2008 is a net fair value gain between the lower of cost or fair value on mortgage loans held for sale and the related call options sold totaling $730,000.

For the six months ended June 30, 2008, the increase in other expenses was primarily due to a $5.0 million increase in subservicing fees associated with the increased balances of mortgage warehouse assets, increased expenses related to real estate joint ventures of $1.1 million and numerous operational expenses that have increased in conjunction with an increase in the number of branches. Also included in the six months ended June 30, 2008 is a net fair value loss between the lower of cost or fair value on mortgage loans held for sale and the related call options sold totaling $1.6 million.

Severance expense relates primarily to the reduction in force efforts in 2007. This expense decreased significantly for the first six months of 2008.

Merger related expenses were incurred to integrate Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. in 2007. The costs consisted of travel, training, marketing, retention bonuses and incremental charges related to the integration of the acquired banks.

During the first quarter of 2008, the Company prepaid a $100 million Federal Home Loan Bank (FHLB) advance at a rate of 4.68% and incurred a $5.9 million net loss related to the early extinguishment. During the second quarter of 2008, a $4.1 million loss was incurred on the early termination of $105 million in FHLB advances with an average interest rate of 4.66% and the call of $43 million in brokered time deposits with an average interest rate of 4.80%. During the first quarter of 2007, the Company redeemed $70 million of trust preferred securities at a rate of 8.92% and incurred a $4.4 million net loss related to the early extinguishment. During the second quarter of 2007, the Company redeemed an additional $100 million of trust preferred securities at a rate of 8.32% and incurred a $2.5 million net loss related to the early extinguishment.

Provision for Income Taxes

BancGroup’s provision for income taxes was based on an approximate 2.0% and 33.3% estimated effective tax rates for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate was lower in the first six months of 2008, as compared to the same period of the prior year, primarily due to increases in permanent exclusions and tax credits as a percentage of pretax income. The provisions for income taxes for the six months ended June 30, 2008 and 2007 was $0.3 million and $51.3 million, respectively.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2007 to June 30, 2008 are as follows:

	June 30, 2008	December 31, 2007	Increase (Decrease)
			$	%
	(Dollars in thousands)
Securities purchased under agreements to resell	$2,185,174	$2,049,664	$135,510	6.6%
Securities	3,453,859	3,682,510	(228,651)	(6.2)
Loans held for sale	1,984,723	1,544,222	440,501	28.5
Loans, net of unearned income	15,468,832	15,923,178	(454,346)	(2.9)
Goodwill	1,008,298	1,008,168	130	0.0
Other real estate owned	113,470	15,760	97,710	620.0
Total assets	26,031,291	25,975,989	55,302	0.2
Non-time deposits	8,964,845	9,771,573	(806,728)	(8.3)
Total deposits	18,349,165	18,544,267	(195,102)	(1.1)
Short-term borrowings	660,724	568,721	92,003	16.2
Long-term debt	4,037,741	4,023,836	13,905	0.4
Minority interest/REIT preferred securities	293,058	293,058	—	—
Shareholders’ equity	2,421,992	2,273,571	148,421	6.5

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at June 30, 2008	Carrying Value at December 31, 2007
	(In thousands)
Securities available for sale:
Mortgage-backed securities and other pass-through securities of GSE’s	$698,055	$655,636
Collateralized mortgage obligations	2,224,933	2,404,914
Obligations of state and political subdivisions	352,406	371,930
Corporate notes	—	6,819
Federal Reserve and FHLB stock and other	177,292	241,983

Total securities available for sale	3,452,686	3,681,282

Held to maturity securities:
U.S. Treasury securities and obligations of GSE’s	500	500
Mortgage-backed securities of GSE’s	432	486
Collateralized mortgage obligations	8	9
Obligations of state and political subdivisions	233	233

Total held to maturity securities	1,173	1,228

Total securities	$3,453,859	$3,682,510

Securities by Credit Rating at June 30, 2008

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	698,487	—	—	—	—	698,487
Collateralized mortgage obligations	745,604	1,479,336	—	—	—	2,224,940
Obligations of state and political subdivisions	—	158,017	191,379	1,166	2,078	352,640
Federal Reserve and FHLB stock and other	—	—	—	—	177,292	177,292

Total securities	$1,444,591	$1,637,353	$191,379	$1,166	$179,370	$3,453,859

Securities by Credit Rating at December 31, 2007

	Government / GSE Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities and obligations of GSE’s	$500	$—	$—	$—	$—	$500
Mortgage-backed and other pass-through securities of GSE’s	656,122	—	—	—	—	656,122
Collateralized mortgage obligations	703,876	1,701,047	—	—	—	2,404,923
Obligations of state and political subdivisions	—	368,048	2,321	1,794	—	372,163
Federal Reserve and FHLB stock and other	—	—	4,965	—	243,837	248,802

Total securities	$1,360,498	$2,069,095	$7,286	$1,794	$243,837	$3,682,510

During the second quarter of 2008, the Company did not sell any securities and purchased approximately $128 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock. In April 2008, the Company recorded a gain of $3.0 million from the early termination of a $250 million resell agreement. In connection with its conversion to a state chartered bank, during the second quarter of 2008, Colonial Bank surrendered approximately 1.2 million shares of Federal Reserve Bank Stock at a par value of $61.3 million plus accrued dividends.

During the first quarter of 2008, the Company sold approximately $217 million in securities and purchased approximately $219 million in new securities, excluding transactions in FHLB stock.

Mortgage Warehouse Assets

Colonial had a facility in which it sold certain mortgage warehouse loans and short-term participations reported as loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits (conduits). In January 2008, the Company’s strong liquidity position enabled Colonial to reduce mortgage warehouse assets sold to $0, at which point the facility was terminated by its terms. The assets that had been sold to the conduits had the same high quality credit characteristics as those on Colonial’s balance sheet.

A summary of the major components of the mortgage warehouse division’s assets is shown in the table below:

	June 30, 2008	December 31, 2007
	(In thousands)
Securities purchased under agreements to resell	$1,935,174	$1,549,664
Loans held for sale	1,904,174	1,484,502
Mortgage warehouse loans	580,555	290,603

Total mortgage warehouse assets on balance sheet	4,419,903	3,324,769
Interests sold
Loans held for sale	—	769,221
Mortgage warehouse loans	—	230,779

Total mortgage warehouse assets under management	$4,419,903	$4,324,769

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale at June 30, 2008 increased $441 million, or 28.5%, from December 31, 2007, primarily due to an increase in participations purchased by the mortgage warehouse division driven by customer demand and an increase in VA and FHA retail mortgages originated by Colonial. Loans held for sale fluctuate as demand for residential mortgages changes and customer demands change. A summary of the elements that make up loans held for sale is shown in the table below:

	June 30, 2008	December 31, 2007
	(In thousands)
Short-term participations in mortgage loans held for sale	$1,904,174	$1,484,502
Retail mortgage loans held for sale	74,927	59,720
Other loans held for sale	5,622	—

Total loans held for sale	$1,984,723	$1,544,222

Loans

As real estate markets in the U.S. have deteriorated over recent quarters, the demand for loan products has declined. The impact has been most noticeable in the residential construction market. An impact of the economic slowdown to Colonial is decreased demand for loans from customers who meet the Company’s underwriting criteria. Total loans, net of unearned income, excluding the mortgage warehouse division, decreased $744 million, or 4.8%, from December 31, 2007 to June 30, 2008. Loans in the mortgage warehouse division increased $290.0 million from December 31, 2007. Mortgage warehouse loans increased because Colonial stopped selling interests in mortgage warehouse loans to third-party commercial paper conduits and terminated the off balance sheet facility in January 2008. In addition, as the overall market demand for mortgages has become more concentrated, the Company’s mortgage warehouse customers have increased the usage of their lines as a result of their increased market share.

Gross Loan Portfolio

The following table shows the Company’s loans by type at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Commercial, financial and agricultural	$1,660,417	$1,506,986
Commercial real estate	4,989,456	5,012,773
Real estate construction	5,784,204	6,296,262
Residential real estate	2,608,066	2,673,823
Consumer and other	443,810	452,642

Total loans	15,485,953	15,942,486
Less: unearned income	(17,121)	(19,308)

Total loans, net of unearned income	$15,468,832	$15,923,178

Loans classified as commercial, financial and agricultural consist of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses, as well as mortgage warehouse lines of credit.

Commercial real estate loans are collateralized by real estate held for investment and business purposes. Included in commercial real estate are loans categorized as owner-occupied, which totaled $1.7 billion, or 11.2% of the total loan portfolio, at June 30, 2008.

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

Other Earning Assets

Other earning assets is comprised of interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell. Total other earning assets increased $146 million, or 7%, from December 31, 2007 to June 30, 2008, primarily due to an increase in interest bearing deposits in banks and securities purchased under agreements to resell partially offset by a decrease in federal funds sold.

Goodwill

BancGroup records goodwill in an amount equal to the excess of the cost of an acquisition over the fair value of the net assets acquired. During the first six months of 2008, BancGroup continued to finalize the purchase accounting for acquisitions that closed during 2007, thereby resulting in a $3 million reduction in goodwill in the first quarter and a $3 million increase in the second quarter. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. In light of the challenging interest rate and credit environments that have persisted since late 2007, and the fact that the Company’s stock has been trading below book value per share, interim impairment testing was performed at December 31, 2007, March 31, 2008 and June 30, 2008. The estimated fair values of the Company’s reporting units were based on discounted cash flow models derived from internal earnings forecasts. Based on current results and expectations, BancGroup has determined that the fair values of its reporting units continue to exceed their carrying values. Therefore, management determined that no goodwill impairment charge was required as of June 30, 2008.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units, management will continue to monitor and evaluate the carrying value of goodwill, particularly with respect to the Florida reporting units. Earnings forecasts relating to the Company’s reporting units have generally declined over the past two quarters. If market and economic conditions or business performance deteriorate further, this could increase the likelihood of the Company recording an impairment charge to the extent that the book equity value, including goodwill, exceeds the estimated fair value of the reporting unit.

Other Real Estate Owned

Total other real estate owned increased $97.7 million from December 31, 2007 to June 30, 2008. The increase was driven by the Company’s aggressive management of its problem loans in response to deteriorating credit quality. A substantial portion of the outstanding balance relates to properties in prime, waterfront locations in Florida and coastal Alabama.

Deposits

Total deposits decreased $195 million, or 1%, from December 31, 2007 to June 30, 2008. The decrease was driven by transaction accounts and brokered time deposits which decreased $807 million and $110 million, or 8.3% and 7.6%, respectively, over that same time period. This decrease was partially offset by an increase in time deposits of $722 million, or 9.9%. Refer to the Liquidity and Funding section of Management’s Discussion and Analysis for further information.

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of repurchase agreements and federal funds purchased. Total short-term borrowings increased $92 million, or 16%, from December 31, 2007 to June 30, 2008. Repurchase agreements decreased $43 million, or 8%, and federal funds purchased increased $135 million from December 31, 2007 to June 30, 2008. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt, and capital lease obligations. Total long-term debt increased $14 million, or 0.35%, from December 31, 2007 to June 30, 2008. During the period from December 31, 2007 to June 30, 2008, the Company issued $250 million in subordinated debt, which qualifies as Tier 2 regulatory capital; paid off $214 million in FHLB borrowings; and paid off $7.7 million of variable rate subordinated debt and $10.2 million of fixed rate subordinated debt. Refer to Note 11, Long-Term Debt, for additional information.

RISK MANAGEMENT

In January 2008, BancGroup created a Risk Committee composed of independent directors to monitor all of Colonial’s risk factors.

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial’s Credit Risk Management philosophy has historically been, and continues to be, focused on establishing and administering policies and procedures such that Colonial’s credit quality has outperformed Colonial’s peers in most economic environments. Consistent with this philosophy, Colonial has maintained conservative underwriting and credit product standards and has generally avoided nontraditional credit products. The Company’s credit risk management process is centered on comprehensive credit and underwriting policies and procedures, a strong and effective loan approval process, continual audit and review functions and experienced credit professionals at the regional, business-line and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group which continually evaluates changes in credit risk, monitors large concentrations and exposures of all types and locations and implements Colonial Bank’s allowance methodology. Colonial also has a special assets/collections group which is charged with minimizing losses, maximizing recoveries and implementing strategies to reduce problem asset levels. In addition, the internal auditors and regulatory examiners review and perform detailed tests of the Company’s credit risk management activities, such as credit underwriting, loan administration and the allowance process. The overall goals of Colonial’s credit risk management activities include providing a sound basis for new credit extensions and early recognition of problems/risks so that Colonial can maintain a high quality loan portfolio and achieve long-term earnings growth.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and certain deposit activities. The Company’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Commercial Real Estate and Real Estate Construction Loan Categories

A large portion of BancGroup’s loans are secured by real estate, with commercial real estate and construction loans representing 32.2% and 37.4% of total loans as of June 30, 2008, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.57% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have historically experienced higher rates of growth. Currently, Florida, metro Atlanta and Nevada are experiencing a slow-down in real estate markets due to over supply of houses as well as less demand for real estate. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines further reduce risk. Colonial focuses its commercial real estate and construction lending efforts on high quality properties owned and/or developed by experienced customers with whom BancGroup has established relationships. In addition to the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 34.6% of the total commercial real estate portfolio outstanding at June 30, 2008. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally carry less risk than other commercial real estate loans.

Management believes that Colonial’s existing diversity of commercial real estate and construction loans reduces BancGroup’s risk exposure. The current distribution remains diverse in location, size and collateral function. This diversification, in addition to Colonial’s emphasis on quality underwriting, serves to reduce the risk of losses. The following charts reflect the geographic diversity and property type distribution of total construction and commercial real estate loans at June 30, 2008:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$1,081		$718
Weighted Average Loan to Value	71.2%		63.9%
Geographic Diversity (by property location)(1)
Florida	$2,716,378	47.0%	$3,150,735	63.1%
Alabama	576,500	10.0%	586,614	11.8%
Georgia	613,942	10.6%	309,145	6.2%
Texas	927,236	16.0%	388,717	7.8%
Nevada	512,258	8.9%	190,315	3.8%
Other	437,890	7.5%	363,930	7.3%

Total	$5,784,204	100.0%	$4,989,456	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Construction			Office	22.7%	7.3%
Residential development and lots	26.5%	9.9%	Retail	22.0%	7.1%
Residential home construction	11.9%	4.5%	Warehouse	14.4%	4.6%
Residential land	7.3%	2.7%	Multi-Family	8.7%	2.8%
Condominium	5.2%	2.0%	Healthcare	8.4%	2.7%

Total Residential Construction	50.9%	19.1%	Lodging	5.1%	1.6%

Commercial Construction			Church or School	3.8%	1.2%
Commercial land	16.6%	6.2%	Industrial	3.0%	1.0%
Commercial development and lots	10.4%	3.9%	Farm	2.4%	0.8%
Retail	6.8%	2.5%	Other(2)	9.5%	3.1%

Multi-Family	3.6%	1.4%	Total Commercial Real Estate	100.0%	32.2%

Office	3.5%	1.3%
Other(2)	8.2%	3.0%

Total Commercial Construction	49.1%	18.3%

Total Construction	100.0%	37.4%

(1)	No more than 12.57% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,307,884	$938,752
% of 75 largest loans to category total	22.6%	18.8%
Average Loan to Value Ratio (75 largest loans)	70.9%	68.5%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.53

Residential Construction Loan Category

Residential construction represents approximately half of the Company’s total construction portfolio and consists of residential development and lots, residential home construction, residential land and condominiums. The loans are generally short-term, have the personal guarantees of the borrowers and are underwritten such that each borrower has substantial equity in the project. The weighted average loan to value of the residential construction portfolio was 73.6% at June 30, 2008.

The majority of the Company’s nonperforming assets and net charge-offs during recent quarters relate to residential construction loans. The lack of real estate sales has caused liquidity issues for some of the Company’s borrowers which have resulted in higher than historical levels of nonperforming loans and losses in this portfolio.

The following table and chart show the components of residential construction loans, excluding nonperforming loans of approximately $184.7 million, at June 30, 2008:

Residential Construction Loans

	Total Outstanding		Residential Development	Builder Lot Inventory	Consumer- Owned Lots	Residential Presold	Residential Speculative	Land	Condominiums	National Builders
	Amount	%
	(Dollars in millions)
Florida	$1,368	49%	$529	$62	$82	$77	$204	$199	$215	$—
Texas	495	18	262	38	5	14	57	73	17	29
Georgia	354	13	171	23	1	37	76	26	20	—
Alabama	318	11	95	36	27	35	99	19	7	—
Nevada	154	6	60	1	2	22	29	40	—	—
Other	77	3	13	1	1	2	5	40	15	—

Total	$2,766	100%	$1,130	$161	$118	$187	$470	$397	$274	$29

Residential Construction Loans

Other Loan Categories

The risks associated with loans classified as commercial, financial and agricultural are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

BancGroup has a history of successful residential real estate lending, and the asset quality ratios for residential real estate loans remain favorable. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers and does not offer higher risk mortgage products such as option ARMs, “pick a payment” loans and low or no documentation loans. The weighted average loan to value of this portfolio was 71.4% at June 30, 2008.

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

Colonial, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to validate that credit risks are appropriately identified. The Company remains committed to the early recognition of problem loans and to ensuring an adequate level of allowance to cover inherent losses. Using information derived from the credit risk identification process, the Company’s credit risk management area analyzes and validates the Company’s allowance for loan losses calculations. The analysis includes four basic components: general allowances for loan pools, specific allowances for individual loans, allowances based on identified economic conditions and other risk factors and the overall allowance level (which gives rise to the unallocated component of the allowance).

Management reviews the methodology, calculations and results and ensures that the calculations are appropriate and that all material risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. Past due balances, nonaccrual balances, and potential problem loan balances are not absolute indicators of the losses inherent in the loan portfolio, but are considered in the overall evaluation of the adequacy of the allowance for loan losses. In addition, the allowance for loan losses methodology is discussed with, and reviewed by, the Risk Committee of the Board of Directors on a quarterly basis.

The following table summarizes the Company’s loan loss experience for the periods ended June 30, 2008 and 2007:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Balance, January 1	$238,845	$174,850
Addition due to acquisition	—	7,147
Provision charged to income	114,543	8,355
Reduction due to sale of mortgage loans originally held for investment	—	(2,303)
Loans charged off	(109,191)	(12,776)
Recoveries	2,812	3,001

Balance, June 30	$247,009	$178,274

Analysis of Net Charge-Offs

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Charge-offs:
Commercial, financial and agricultural	$2,189	$1,381	$4,451	$2,402
Commercial real estate	6,931	632	7,925	868
Real estate construction	58,956	5,945	86,954	6,976
Residential real estate	4,580	338	6,040	551
Consumer and other	1,445	938	3,821	1,979

Total charge-offs	74,101	9,234	109,191	12,776

Recoveries:
Commercial, financial, agricultural	593	893	863	1,378
Commercial real estate	126	15	207	37
Real estate construction	91	2	368	41
Residential real estate	93	137	307	370
Consumer and other	412	607	1,067	1,175

Total recoveries	1,315	1,654	2,812	3,001

Net charge-offs:
Commercial, financial, agricultural	1,596	488	3,588	1,024
Commercial real estate	6,805	617	7,718	831
Real estate construction	58,865	5,943	86,586	6,935
Residential real estate	4,487	201	5,733	181
Consumer and other	1,033	331	2,754	804

Total net charge-offs	$72,786	$7,580	$106,379	$9,775

Percent of net charge-offs to average loan category (annualized basis):
Commercial, financial, agricultural	0.39%	0.14%	0.44%	0.15%
Commercial real estate	0.54%	0.06%	0.31%	0.04%
Real estate construction	3.91%	0.37%	2.84%	0.22%
Residential real estate	0.68%	0.03%	0.44%	0.01%
Consumer and other	0.96%	0.27%	1.18%	0.33%
Total	1.85%	0.20%	1.35%	0.13%

Nonperforming Assets and Potential Problem Loans

Management maintains an aggressive nonaccrual and problem loan identification philosophy. Through the ongoing monitoring and review of all pools of risk in the loan portfolio, this philosophy aids in the quick identification of problem loans and the minimization of the risk of loss.

Nonperforming assets consist of loans on nonaccrual status, renegotiated loans, other real estate owned, repossessions and loans held for sale on nonaccrual status. When management determines that a loan no longer meets the criteria for a performing loan and collection of interest appears doubtful, the loan is placed on nonaccrual status. Loans are generally placed on nonaccrual if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge-off consumer installment loans 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management closely monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual.

Other real estate owned includes real estate acquired through foreclosure or by deed taken in lieu of foreclosure. These properties are recorded at estimated fair value, less costs to sell, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest income or noninterest expense.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$2,414	$2,467
Commercial real estate	16,535	6,374
Real estate construction	240,872	96,397
Residential real estate	34,090	15,993
Consumer and other	905	655

Total nonaccrual loans*	294,816	121,886
Other real estate owned and repossessions	113,604	15,760

Total nonperforming assets*	$408,420	$137,646

Allowance as a percent of nonperforming assets*	60%	174%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$31,337	$23,837
Net charge-offs quarter-to-date	$72,786	$33,895
Net charge-offs year-to-date	$106,379	$54,066
Total nonperforming assets* as a percent of loans, other real estate and repossessions	2.62%	0.86%
Allowance as a percent of loans	1.60%	1.50%
Allowance as a percent of nonperforming loans*	84%	196%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The increase in nonperforming assets in 2008 was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Refer to the Allowance for Loan Losses discussion in the Risk Management section of Management’s Discussion and Analysis for additional information.

Impaired loans totaled $263.9 million and $105.4 million at June 30, 2008, and December 31, 2007 respectively. The related allowance for loan losses on impaired loans was $33.5 million at June 30, 2008 compared with $11.0 million at December 31, 2007. Substantially all of the impaired loans were on nonaccrual status, and as such were included in nonperforming assets.

In addition to nonperforming assets, the Company is aware of a number of potential problem loans where possible credit problems of borrowers cause management to have concerns as to the ability of such borrowers to comply with present loan repayment terms and which may result in these loans being classified as nonperforming in the future. There were $491.5 million of potential problem loans identified at June 30, 2008 compared to $542.0 million at March 31, 2008. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by real estate or other assets, thus reducing the potential for loss should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

As noted in the preceding data, a large percentage of the Company’s loan losses and nonperforming loans have been concentrated in the residential real estate related loan portfolios; whereas most commercial real estate assets have remained generally stable. If market conditions deteriorate thereby placing pressure on the commercial real estate market, Colonial’s commercial real estate loan portfolio could be adversely impacted.

Asset/Liability Management

Asset/liability management (ALM) involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s ALM policies. To ensure adherence to these policies, the Risk Committee of the Board of Directors establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The guidelines apply to both on- and off-balance sheet positions. The goal of ALM is to maximize earnings while carefully controlling interest rate risk.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at June 30, 2008 with comparable information for December 31, 2007. The table measures, consistently for both quarters, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Basis Points Change
+200	4.00	6.25	1.8%	3.0%
+100	3.00	5.25	1.0%	2.1%
No rate change	2.00	4.25	—	—
-100	1.00	3.25	1.5%	(2.0)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the tables, the Company’s balance sheet became less asset sensitive in the up rates scenarios from December 31, 2007. The change in the sensitivity in the up rates scenarios is a function of in-the-money floors on mortgage warehouse assets. These floors are in-the-money in the base scenario and therefore do not increase the full amount of the up rates change. The improvement in the down rates scenario is a function of floored mortgage warehouse assets which effectively have a fixed rate in the down scenario as market rates are below the strike rates on these assets.

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

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s period end deposits comprise 79% of the Company’s total funding sources and fund 70% of the Company’s total assets at June 30, 2008. Total average deposits for the six months ended June 30, 2008 increased $2.6 billion, or 16.3%, over the same period of the prior year. Excluding brokered time deposits, total average deposits for the six months ended June 30, 2008 increased $1.4 billion, or 9.0%, over the same period of the prior year. With branches in four states where the population is expected to grow twice as fast as the rest of the United States, retail deposits have been, and are expected to continue to be, a major component of BancGroup’s funding growth. However, intense competition for retail deposits has increased the cost of deposits above certain wholesale sources.

At June 30, 2008 and December 31, 2007, the Company had estimated available wholesale funding in excess of $5 billion. BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources to complement its core deposit base. The Company draws on a variety of funding sources to assist in funding earning asset growth and managing deposit fluctuations. Federal funds lines, collateralized funding facilities and brokered time deposits are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding. From time to time, BancGroup has issued REIT preferred securities, subordinated debentures, subordinated notes, junior subordinated debt and common stock and has utilized brokered time deposits to provide both capital and long-term funding.

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

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$2,421,992	$2,273,571
Unrealized losses on securities available-for-sale	162,327	3,673
Net impact of cash flow hedges and actuarial gains	(2,428)	741
Qualifying minority interests in consolidated subsidiaries	293,972	293,812
Qualifying trust preferred securities	105,000	105,000
Intangible assets (net of allowed deferred taxes)	(1,048,300)	(1,053,822)
Other adjustments	(4,071)	(3,304)

Tier I Capital	1,928,492	1,619,671

Allowable loan loss and unfunded commitment reserves	238,258	239,845
Subordinated debt	531,167	310,805

Tier II Capital	769,425	550,650

Total Capital	$2,697,917	$2,170,321

Risk-Adjusted Assets	$19,050,417	$19,715,951
Quarterly Average Assets (for regulatory purposes)	$26,143,897	$24,266,011

Tier I Leverage Ratio	7.38%	6.67%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	10.12%	8.22%
Total Capital Ratio	14.16%	11.01%

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. The Company received proceeds of $333.9 million, which is net of all expenses, commissions and underwriters’ discounts. The Company will use the proceeds for general corporate purposes as well as investments in subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

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

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provisions for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities—N/A

Item 3.    Defaults Upon Senior Securities—N/A

Item 4.    Submission of Matters to a Vote of Security Holders

On April 16, 2008, the annual meeting of the shareholders of Colonial BancGroup was held. The following numbered matters were considered by the shareholders and the following tables list the results of the shareholders’ votes. With respect to the election of directors, the table indicates the votes cast for or withheld for each director, and the percentage of the votes cast for each director out of the number of votes cast. With respect to the other matters, each table indicates the votes abstaining or cast for or against a particular matter, and the percentage of votes cast for the matter out of the total outstanding or the total number of votes cast, as appropriate.

1.	To elect the nominees named in the Proxy Statement as directors to serve terms of three years as set out therein.

The following directors were elected for a term expiring in 2011:

	For	Withheld	Percent For
Augustus K. Clements	130,726,754	3,029,307	97.7%
Patrick F. Dye	129,368,508	4,387,553	96.7%
Milton E. McGregor	130,400,830	3,355,231	97.5%
William E. Powell, III	130,631,578	3,124,483	97.7%
Simuel Sippial, Jr.	130,499,990	3,256,071	97.6%

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2010: Robert S. Craft, Hubert L. Harris, Jr., Clinton O. Holdbrooks, Robert E. Lowder, John C.H. Miller, Jr., James W. Rane

Directors whose terms expire in 2009: Lewis E. Beville, Deborah L. Linden, John Ed Mathison, Joe D. Mussafer, Edward V. Welch

2.	To ratify the appointment of PricewaterhouseCoopers, LLP as BancGroup’s independent auditor for 2008:

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
131,045,416	2,485,592	225,053	98.0%

3.	To approve the amended Stock Plan for Directors:

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
122,602,115	10,352,468	801,478	91.7%

4.	To approve the amended Management Incentive Plan:

FOR	AGAINST	ABSTAIN	Percent FOR out of Total Votes Cast
118,052,517	14,959,845	743,699	88.3%

5.	To vote on the shareholder proposed resolution to declassify the Board:

FOR	AGAINST	ABSTAIN	NOT VOTED	Percent FOR out of Total Votes Cast
56,325,394	41,186,462	1,606,526	34,637,679	42.1%

Item 5.    Other Information

Certain Regulatory Considerations

Colonial Bank converted from a national banking association to an Alabama state-chartered non-member bank on June 10, 2008. Colonial Bank as a state-chartered non-member bank is subject to substantially similar laws and regulations as a national banking association. Therefore, the discussion of Colonial Bank’s and BancGroup’s regulatory considerations in BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2007 is still substantially correct. However, any reference to Colonial Bank being a national banking association should now be read to reference Colonial Bank as a state-chartered non-member bank. Any reference to Colonial Bank being regulated by the Office of the Comptroller of the Currency should now be read to reference Colonial Bank as being regulated by the Alabama State Banking Department and the Federal Deposit Insurance Corporation. All banks, including Colonial Bank, are subject to a regulatory assessment by their chartering authority. This will now be paid to the Alabama State Banking Department whereas before it was paid to the Office of the Comptroller of the Currency.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
1.1	Underwriting agreement dated February 28, 2008, between The Colonial BancGroup, Inc. and the underwriters, filed as exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.1	Indenture from The Colonial BancGroup, Inc. to The Bank of New York Trust Company, N.A., Trustee, relating to the 8.875% Subordinated Notes due 2038 dated March 1, 2008, filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.2	Form of the Subordinated Notes due 2038, filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.3	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated May 2, 2008, filed as the Registrant’s Registration Statement on Form S-3 (File No. 333-150623), filed and made effective May 2, 2008 and incorporated herein by reference.

10.1	The Colonial BancGroup, Inc. Stock Plan for Directors, as amended, filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

10.2	The Colonial BancGroup, Inc. Management Incentive Plan, as amended, filed as exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer.

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer.

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 5th day of August, 2008.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer