Form 10-Q
period 2008-09-30
COLONIAL BANCGROUP INC
filed 2008-11-06
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $2.50 Par Value	202,432,910

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

In addition to factors mentioned elsewhere in this report or previously disclosed in BancGroup’s Securities and Exchange Commission (the “SEC”) reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance. These factors are not exclusive:

•	losses in our loan portfolio are greater than estimated or expected;

•	an inability to raise additional capital on terms and conditions that are satisfactory;

•	the impact of current economic conditions and the impact of our results of operations on our ability to borrow additional funds to meet our liquidity needs;

•

economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;

•	continued or sustained deterioration of market and economic conditions or business performance could increase the likelihood that we would have to record a significant goodwill impairment charge;

•	deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry and from non-banks;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic plans for 2008 and beyond;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	acts of terrorism or war; and

•	changes in the securities markets.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands, except share amounts)
ASSETS
Cash and due from banks	$1,328,493	$474,948
Interest bearing deposits in banks	669	28,993
Federal funds sold	7,096	71,167
Securities purchased under agreements to resell	1,493,585	2,049,664
Securities available for sale	3,619,509	3,681,282
Held to maturity securities (fair value: 2008, $209,807; 2007, $1,361)	206,014	1,228
Loans held for sale (includes $1,873,985 measured at fair value at September 30, 2008)	2,060,709	1,544,222
Total loans, net of unearned income:	15,168,356	15,923,178
Less: Allowance for loan losses	(285,000)	(238,845)

Loans, net	14,883,356	15,684,333
Premises and equipment, net	507,167	500,558
Goodwill	1,007,053	1,008,168
Other intangible assets, net	53,763	63,437
Other real estate owned	134,893	15,760
Bank-owned life insurance	490,585	475,593
Accrued interest and other assets	469,679	376,636

Total	$26,262,571	$25,975,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$2,843,971	$2,988,457
Interest bearing transaction accounts	5,232,769	6,783,116

Total transaction accounts	8,076,740	9,771,573
Time deposits	8,707,034	7,317,108
Brokered time deposits	1,709,159	1,455,586

Total deposits	18,492,933	18,544,267
Repurchase agreements	458,658	568,721
Federal funds purchased	—	—
Other short-term borrowings	300,000	—
Subordinated debt	610,716	386,434
Junior subordinated debt	108,248	108,256
Other long-term debt	3,319,711	3,529,146
Accrued expenses and other liabilities	290,290	272,536

Total liabilities	23,580,556	23,409,360
Minority interest/REIT preferred securities	293,058	293,058

Contingencies and commitments (Note 8)
Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both September 30, 2008 and December 31, 2007	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both September 30, 2008 and December 31, 2007	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 212,317,639 and 167,407,169 shares issued and 202,350,912 and 157,440,442 shares outstanding at September 30, 2008 and December 31, 2007, respectively	530,794	418,518
Additional paid in capital	1,232,020	1,004,888
Retained earnings	970,442	1,094,916
Treasury stock, at cost; 9,966,727 shares at both September 30, 2008 and December 31, 2007	(240,336)	(240,336)
Accumulated other comprehensive loss, net of taxes	(103,963)	(4,415)

Total shareholders’ equity	2,388,957	2,273,571

Total	$26,262,571	$25,975,989

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$255,046	$325,696	$827,323	$966,184
Interest and dividends on securities	53,871	43,246	158,474	120,945
Interest on federal funds sold and other short-term investments	27,500	26,592	81,897	69,158

Total interest income	336,417	395,534	1,067,694	1,156,287

Interest Expense:
Interest on deposits	117,401	142,217	375,314	414,370
Interest on short-term borrowings	3,049	14,301	23,424	51,863
Interest on long-term debt	49,218	43,005	146,159	123,881

Total interest expense	169,668	199,523	544,897	590,114

Net Interest Income	166,749	196,011	522,797	566,173
Provision for loan losses	159,399	4,800	273,942	13,155

Net Interest Income After Provision for Loan Losses	7,350	191,211	248,855	553,018

Noninterest Income:
Service charges on deposit accounts	19,645	19,376	58,132	55,749
Electronic banking	5,149	4,923	15,428	13,972
Other retail banking fees	2,209	2,794	7,297	9,661

Retail banking fees	27,003	27,093	80,857	79,382

Mortgage banking origination and sales	8,095	3,236	22,808	10,083
Wealth management services	4,370	4,506	14,243	12,611
Mortgage warehouse fees	1,467	5,936	3,713	19,223
Bank-owned life insurance	4,720	5,070	15,009	15,027
Securities and derivatives gains (losses), net	(6,057)	—	3,043	2,097
Securities restructuring charges	—	—	—	(36,006)
Gain on sale of mortgage loans	—	—	—	3,850
Gain on sale of merchant services	—	—	—	4,900
Other income	6,042	7,117	19,437	15,791

Total noninterest income	45,640	52,958	159,110	126,958

Noninterest Expense:
Salaries and employee benefits	75,129	68,345	223,557	208,155
Occupancy expense of bank premises, net	24,177	19,634	71,296	56,861
Furniture and equipment expenses	15,215	13,226	45,052	39,698
Professional services	7,252	4,967	20,697	13,695
FDIC insurance and other regulatory fees	4,169	1,727	13,145	4,173
Amortization of intangible assets	4,154	3,500	12,459	9,752
Electronic banking and other retail banking expenses	3,479	5,766	11,772	15,485
Loan and real estate related costs	4,550	1,170	11,685	2,407
Communications	2,799	2,677	8,481	8,568
Advertising	3,440	1,570	8,427	7,468
Postage and courier	2,373	2,589	7,265	7,920
Loss on equity investments	4,995	660	9,462	1,585
Travel	1,572	1,586	4,533	5,275
Severance expense	—	500	786	4,045
Merger related expenses	—	753	—	2,298
Net losses related to the early extinguishment of debt	284	—	10,327	6,908
Other expenses	8,851	6,281	31,640	20,283

Total noninterest expense	162,439	134,951	490,584	414,576
Minority interest expense/REIT preferred dividends	5,336	5,336	16,008	7,648

Income (loss) before tax	(114,785)	103,882	(98,627)	257,752
Income tax expense (benefit)	(43,575)	34,527	(43,258)	85,799

Net Income (Loss)	$(71,210)	$69,355	$(55,369)	$171,953

Earnings (Loss) per share:
Basic	$(0.35)	$0.45	$(0.30)	$1.12
Diluted	$(0.35)	$0.45	$(0.30)	$1.11
Average number of shares outstanding:
Basic	200,757	153,536	182,216	153,358
Diluted	200,757	154,320	182,216	154,310
Dividends declared per share	$0.095	$0.1875	$0.38	$0.5625

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$(71,210)	$69,355	$(55,369)	$171,953
Other comprehensive income(loss), net of taxes:
Available for sale securities:
Unrealized gains (losses) on securities available for sale arising during the period, net of income taxes of $(28,317) and $54,496 in 2008 and $(7,433) and $5,533 in 2007, respectively	52,589	15,742	(102,427)	(8,338)
Less: reclassification adjustment for net (gains) losses on securities available for sale included in net income, net of income taxes of $(1,801) and $636 in 2008 and $0 and $(11,867) in 2007, respectively	3,348	—	(290)	22,042
Cash flow hedging instruments:
Reclassification adjustment for losses included in net income, net of income taxes of $0 and $(1,707) in 2008 and $(853) and $(2,560) in 2007, respectively	—	1,585	3,169	4,754

Comprehensive income(loss)	$(15,273)	$86,682	$(154,917)	$190,411

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance, December 31, 2007	157,440,442	$418,518	$1,004,888	$(240,336)	$1,094,916	$(4,415)	$2,273,571
Adoption of EITF 06-4 and 06-10					(671)		(671)
Shares issued under:
Directors plan	28,235	71	435				506
Stock option plans	50,700	127	489				616
Restricted stock plan, net	1,078,703	2,697	(2,697)				—
Employee stock purchase plan	37,937	94	231				325
Dividend reinvestment plan	14,449	36	114				150
Common stock offering	43,700,446	109,251	224,721				333,972
Tax benefit (shortfall) from stock based compensation			(59)				(59)
Stock-based compensation expense			3,898				3,898
Net income (loss)					(55,369)		(55,369)
Cash dividends ($0.38 per share)					(68,434)		(68,434)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments						(102,717)	(102,717)
Reclassification of cash flow hedging losses, net of taxes						3,169	3,169

Balance, September 30, 2008	202,350,912	$530,794	$1,232,020	$(240,336)	$970,442	$(103,963)	$2,388,957

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(55,369)	$171,953
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion	44,257	29,889
Provision for loan losses	273,942	13,155
Deferred taxes	(5,847)	3,378
Securities and derivatives gains (losses), net	(3,043)	(2,097)
Securities restructuring losses	—	36,006
Gain on sale of mortgage loans	—	(3,850)
Gain on sale of other assets	(8,398)	(5,704)
Net (increase) decrease in loans held for sale	(514,105)	230,735
(Increase) decrease in interest and other receivables	32,419	(15,951)
(Increase) decrease in prepaids	5,955	(7,491)
(Increase) decrease in other assets	731	14,219
Increase (decrease) in other liabilities	21,825	14,262
Increase (decrease) in accrued income taxes	(60,540)	(7,891)
Increase (decrease) in interest payable	(1,368)	8,359
Excess tax benefit from stock based compensation	(17)	(915)
Other, net	(1,793)	(8,552)

Net cash from operating activities	(271,351)	469,505

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	78,971	139,925
Proceeds from sales of securities available for sale	293,959	1,647,519
Purchases of securities available for sale	(465,866)	(1,947,072)
Proceeds from maturities of held to maturity securities	944	616
Purchases of held to maturity securities	(205,741)	—
Net (increase) decrease in securities purchased under agreements to resell	559,104	(1,469,324)
Net (increase) decrease in loans excluding proceeds from sale of loans	331,903	356,086
Proceeds from sales of loans	53,347	493,101
Net cash paid in bank acquisition	—	(77,309)
Capital expenditures	(62,190)	(92,657)
Proceeds from bank owned life insurance	114	319
Proceeds from sale of other assets	57,125	88,241
Net (contributions to) return of investment in affiliates	(12,706)	2,162

Net cash from investing activities	628,964	(858,393)

Cash flows from financing activities:
Net increase (decrease) in demand, savings and time deposits	(52,207)	19,070
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	189,937	(793,978)
Proceeds from issuance of long-term debt, net	241,971	1,300,000
Repayment of long-term debt	(242,799)	(221,216)
Purchase of common stock	—	(157,830)
Proceeds from issuance of common stock	335,052	6,962
Proceeds from issuance of REIT preferred securities	—	293,206
Excess tax benefit from stock-based compensation	17	915
Dividends paid	(68,434)	(86,352)

Net cash from financing activities	403,537	360,777

Net increase (decrease) in cash and cash equivalents	761,150	(28,111)
Cash and cash equivalents at the beginning of the year	575,108	442,682

Cash and cash equivalents at September 30	$1,336,258	$414,571

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

In the opinion of BancGroup’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the interim periods ended September 30, 2008 and 2007. All 2008 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

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

At adoption, SFAS 157 did not have an impact on BancGroup’s financial statements.

See Note 4, Fair Value Measurements, for disclosures related to fair value measurements.

Loans Held for Sale

Loans held for sale include originated loans and acquired short-term participations in mortgage loans. Acquired short-term participations in mortgage loans for which the Company has elected to apply the fair value option are carried at fair value. All other loans held for sale are carried at the lower of aggregate cost or fair value.

Other Accounting Standards

The following is a list of other accounting standards which became effective as of January 1, 2008 but did not have a material impact on BancGroup and did not change the accounting and reporting policies detailed in the Company’s 2007 Annual Report on Form 10-K:

•

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—SFAS 159 permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items are reported in earnings. Upfront costs and fees related to those items are reported in earnings as incurred and not deferred. As the Company did not elect to apply SFAS 159 to any of its existing eligible items as of January 1, 2008, the adoption of SFAS 159 did not have an impact on BancGroup’s financial statements. During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. See Note 4, Fair Value Measurements, for further discussion.

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

•

Statement 133 Implementation Issue E23, Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68—Issue E23 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to explicitly permit use of the shortcut method for hedging relationships in which: the interest rate swaps have a nonzero fair value at the inception of the hedging relationship, provided that this value is attributable solely to a bid-ask spread, and the settlement date of the hedged item is after the swap trade date, provided that these dates differ because of generally established conventions in the marketplace in which the transaction is executed. The adoption of Issue E23 did not have an impact on BancGroup’s financial statements.

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

Note 2: Recent Accounting Standards

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. Colonial is in the process of reviewing the potential impact of FAS 141(R). The adoption of FAS 141(R) could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of FAS 141(R).

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit risk related contingent features in derivative agreements. SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit risk disclosures. The provisions of this Statement are effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is permitted. Because SFAS 161 only requires additional disclosures, the adoption of the standard will not impact the Company’s financial condition, results of operations or cash flows.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends SFAS 133 to require a seller of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose for each statement of financial position presented: the nature of the credit derivative; the maximum potential amount of future undiscounted payments the seller could be required to make under the credit derivative contract (or the fact that there is no limit to the maximum potential future payments); the fair value of the derivative; and the nature of any recourse provisions and assets held as collateral or by third parties that the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative contract. These disclosures must be provided even if the likelihood of having to make payments is remote. In addition, this FSP amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require guarantors to disclose the current status of the payment/performance risk of a guarantee. The provisions of this FSP that amend SFAS 133 and FIN 45 are effective for annual or interim reporting periods ending after November 15, 2008. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only requires additional disclosures, the adoption of the standard will not impact the Company’s financial condition, results of operations or cash flows.

In September 2008, the SEC Office of the Chief Accountant and the FASB Staff jointly issued Release 2008-234, SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting. Release 2008-234 provides general clarification guidance on determining fair value under SFAS 157 when markets are inactive. On October 10, 2008, the FASB Staff issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which includes guidance that is consistent with Release 2008-234. FSP FAS 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. With regard to the measurement principles of SFAS 157, this FSP reaffirms the notion of fair value as an exit price as of the measurement date. Additionally, this FSP provides clarification on how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP became effective upon issuance and should be applied to prior periods for which financial statements have not been issued. BancGroup applied the guidance in Release 2008-234 and FSP FAS 157-3 when determining fair value for the Company’s non-agency mortgage-backed securities as of September 30, 2008. See Note 4, Fair Value Measurements, for further discussion.

Note 3: Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash paid during the year for:
Interest	$539,595	$569,736
Income taxes	23,896	77,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$170,317	$14,596
Transfer of loans to loans held for sale	2,382	—
Assets (non-cash) acquired in business combination	—	1,212,372
Liabilities assumed in business combination	—	980,196
Assets acquired under capital leases	4,421	2,153
Capital leases terminated	—	(2,191)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale(1)(2)	$3,443,936	$32	$1,899,813	$1,544,091
Loans held for sale	1,873,985	—	1,873,985	—
Derivative assets	654	—	278	376

Total	$5,318,575	$32	$3,774,076	$1,544,467

Liabilities:
Derivative liabilities	$15,996	$—	$443	$15,553

(1)	Securities available for sale as of September 30, 2008 per the Consolidated Statement of Condition include $176 million in nonmarketable equity securities (Federal Home Loan Bank stock). As these securities are accounted for under the cost method, they are not included in the table above.
(2)	See valuation methodology used for securities available for sale as discussed below.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Securities available for sale—The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include agency mortgage-backed securities and obligations of states and political subdivisions. In the first and second quarter of 2008, BancGroup’s non-agency mortgage-backed securities were classified as Level 2. During the third quarter of 2008, the Company noted that the market for these securities had become increasingly inactive. This inactivity was first evidenced by a significant widening of the bid-ask spread and then by a significant decrease in the volume of trades and new issuances relative to historical levels. Since there were few observable transactions, the prices for those transactions that had occurred were not current, and the observable prices for those transactions varied substantially over time, the Company determined that the market for its non-agency mortgage-backed securities was not active as of September 30, 2008. After considering the guidance in SEC Release 2008-234 and FSP FAS 157-3, the Company determined that multiple inputs from different sources would collectively provide the best evidence of fair value as of September 30, 2008. Therefore, fair value was determined based on consideration of current market participant expectations of future cash flows from the securities as well as based on pricing provided by a third party pricing service. The fair value provided by the third party pricing service was given a one-third weighting, while the fair value determined through discounting the related cash flows was given a two-thirds weighting. More weight was given to the fair value determined through discounting the related cash flows because (a) the quotes provided by the third party were nonbinding quotes based on the third party’s own models using significant unobservable inputs, and (b) the Company was able to corroborate some of the inputs to the discounted cash flow fair value with relevant observable market data. Because of the significance of unobservable inputs to the overall value of these securities, they were transferred from Level 2 to Level 3 on September 30, 2008.

•

Loans held for sale—During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

•

Derivative assets and liabilities—For derivatives traded in over-the-counter markets where quoted market prices are not readily available, fair value is measured using models that primarily use market observable inputs, such as yield curves and option volatilities. For forward sales commitments on the retail portion of loans held for sale, fair value is based on changes in market prices of comparable securities traded in the market. Accordingly, these are classified as Level 2. Because of the significance of unobservable inputs (such as the probability of funding) to the overall value of these instruments, the Company’s call options related to interests in short-term participations in mortgage loans, interest rate lock commitments and the related forward sales commitments are classified as Level 3. They were transferred to Level 3 in the second quarter.

Items Measured at Fair Value on a Recurring Basis

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized below:

	Net derivative assets and (liabilities)	Securities available for sale
	(In thousands)
Three months ended September 30, 2008:
Balance, June 30, 2008	$(9,949)	$—
Total gains or losses (realized/unrealized)
Included in net income(1)	(5,228)	—
Included in other comprehensive loss	—	(168,501)
Net transfers into Level 3	—	1,712,592

Balance, September 30, 2008	$(15,177)	$1,544,091

Net unrealized losses included in net income relating to assets and liabilities held at September 30, 2008(1)	$(5,228)	$—

(1)	Approximately $89,000 included in other noninterest income and ($5.3) million in other noninterest expense.

	Net derivative assets and (liabilities)	Securities available for sale
	(In thousands)
Nine months ended September 30, 2008:
Balance, January 1, 2008	$—	$—
Total gains or losses (realized/unrealized)
Included in net income(1)	(5,047)	—
Included in other comprehensive loss	—	(168,501)
Net transfers into Level 3	(10,130)	1,712,592

Balance, September 30, 2008	$(15,177)	$1,544,091

Net unrealized losses included in net income relating to assets and liabilities held at September 30, 2008(1)	$(5,047)	$—

(1)	Approximately $257,000 included in other noninterest income and ($5.3) million in other noninterest expense.

Items Measured at Fair Value on a Nonrecurring Basis

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in the first nine months of 2008 that were still held in the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at September 30, 2008
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Loans held for sale	$83,186	$—	$83,186	$—
Loans	294,722	—	—	294,722
Equity investments	41,173	—	—	41,173

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans held for sale—Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value based on product pools. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 2.

•

Loans—Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

•

Equity investments—Nonrecurring fair value adjustments on equity investments reflect impairment write-downs in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the investments; as a result, equity investments subjected to nonrecurring fair value adjustments are classified as Level 3.

During the three and nine months ended September 30, 2008, BancGroup recognized adjustments related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans, loans held for sale and equity investments). Approximately $110.6 million and $206.3 million of losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses for the three and nine months ended September 30, 2008, respectively.

During the three months ended September 30, 2008, the Company recorded approximately $13.1 million of net gains due to the recovery of previous lower of cost or fair value adjustments on loans held for sale. The gains were substantially offset by net losses of approximately $12.4 million on related call options.

During the nine months ended September 30, 2008, the Company recorded approximately $2.8 million of net losses due to lower of cost or fair value adjustments on loans held for sale. The losses were substantially offset by net gains of approximately $1.9 million on related call options.

During the three and nine months ended September 30, 2008, the Company recorded approximately $2.7 million and $5.3 million, respectively, of impairment on equity investments.

Fair Value Option

BancGroup adopted SFAS 159 on January 1, 2008. SFAS 159 permits companies to elect to measure certain eligible items at fair value, with subsequent unrealized gains and losses on those items reported in earnings. Upfront costs and fees related to those items are reported in earnings as incurred and are not deferred. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. As the Company did not elect to apply SFAS 159 to any of its existing eligible items as of January 1, 2008, the adoption of SFAS 159 did not have an impact on BancGroup’s financial statements.

During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. This election allows for a more effective accounting offset of the changes in fair value of the loans and the call options that the Company sells in relation to these loans. BancGroup has not elected the fair value option for other loans held for sale primarily because they represent an immaterial portion of the total loans held for sale portfolio. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. At September 30, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $1.87 billion and an aggregate outstanding principal balance of $1.86 billion and were recorded in loans held for sale in the consolidated balance sheet. At September 30, 2008, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on short-term participations in mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the consolidated income statement. Net losses resulting from changes in fair value of these loans of $8.7 million were recorded in noninterest expense during the third quarter of 2008. These changes in fair value were mostly offset by net gains of approximately $8.1 million on related call options. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Note 5: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at September 30, 2008	Carrying Value at December 31, 2007
	(In thousands)
Securities available for sale:
Agency mortgage-backed securities	$1,554,428	$1,359,503
Non-agency mortgage-backed securities	1,544,091	1,701,047
Obligations of state and political subdivisions	345,385	371,930
Corporate notes	—	6,819
Federal Reserve and FHLB stock and other	175,605	241,983

Total securities available for sale	3,619,509	3,681,282

Held to maturity securities:
U.S. Treasury securities	500	500
Agency mortgage-backed securities	205,280	495
Obligations of state and political subdivisions	234	233

Total held to maturity securities	206,014	1,228

Total securities	$3,825,523	$3,682,510

During the third quarter of 2008, the Company sold approximately $5 million in securities and purchased approximately $315 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) stock.

During the second quarter of 2008, the Company did not sell any securities, but did purchase approximately $128 million in new securities, excluding transactions in FHLB stock. In April 2008, the Company recorded a gain of $3.0 million from the early termination of a $250 million resell agreement. In connection with its conversion to a state chartered bank, during the second quarter of 2008, Colonial Bank surrendered approximately 1.2 million shares of Federal Reserve Bank Stock at a par value of $61.3 million plus accrued dividends.

During the first quarter of 2008, the Company sold approximately $217 million in securities and purchased approximately $219 million in new securities, excluding transactions in FHLB stock.

The following table reflects gross unrealized losses and fair values of the Company’s available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Agency mortgage-backed securities	$109,245	$(1,378)	$41,321	$(278)	$150,566	$(1,656)
Non-agency mortgage-backed securities	887,972	(79,546)	656,119	(88,956)	1,544,091	(168,502)
Obligations of state and political subdivisions	298,742	(13,050)	335	(3)	299,077	(13,053)

Subtotal, debt securities	1,295,959	(93,974)	697,775	(89,237)	1,993,734	(183,211)
Equity securities	0	(0)	1	(2)	1	(2)

Total temporarily impaired securities	$1,295,959	$(93,974)	$697,776	$(89,239)	$1,993,735	$(183,213)

The following table reflects gross unrealized losses and fair values of the Company’s available for sale and held to maturity securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Agency mortgage-backed securities	$50,022	$(562)	$368,346	$(3,634)	$418,368	$(4,196)
Non-agency mortgage-backed securities	850,308	(17,195)	260,701	(9,153)	1,111,009	(26,348)
Obligations of state and political subdivisions	71,518	(496)	—	—	71,518	(496)

Subtotal, debt securities	971,848	(18,253)	629,047	(12,787)	1,600,895	(31,040)
Equity securities	3,670	(1,560)	—	—	3,670	(1,560)

Total temporarily impaired securities	$975,518	$(19,813)	$629,047	$(12,787)	$1,604,565	$(32,600)

The debt securities shown in the previous tables consist of agency mortgage-backed securities, non-agency mortgage-backed securities, and obligations of state and political subdivisions. As of September 30, 2008 and December 31, 2007, there were 245 and 129 debt securities, respectively, carried at an unrealized loss relating to the level of interest rates prevailing in the market. Illiquid capital markets have negatively impacted the Company’s highly-rated investment securities portfolio, which is not reflective of the portfolio’s underlying performance. Because of the creditworthiness of the issuers, the relatively high credit quality of mortgages underlying such securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates as well as the liquidity of the capital markets. Additionally, BancGroup has the ability and intent to retain these securities until recovery of unrealized loss or maturity when full repayment would be received. There are no known current funding needs which would require their liquidation.

Note 6: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	September 30, 2008	December 31, 2007
	(In thousands)
Commercial, financial and agricultural	$1,675,774	$1,506,986
Commercial real estate	5,001,780	5,012,773
Real estate construction	5,448,351	6,296,262
Residential real estate	2,587,610	2,673,823
Consumer and other	471,160	452,642

Total loans	15,184,675	15,942,486
Less: unearned income	(16,319)	(19,308)

Total loans, net of unearned income	$15,168,356	$15,923,178

Note 7: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Nine Months Ended September 30, 2008
(In thousands)
Balance, January 1	$238,845
Provision charged to income	273,942
Loans charged off	(231,878)
Recoveries	4,091

Balance, September 30	$285,000

Note 8: Commitments and Contingent Liabilities

Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which Colonial Bank receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Colonial Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At inception, these commitments are recorded on the balance sheet at fair value. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amounts recorded for deferred fees as of September 30, 2008 and December 31, 2007 were $635,000 and $823,000, respectively. At September 30, 2008, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments Colonial Bank could be required to make under outstanding standby letters of credit at September 30, 2008 was $196 million.

In connection with the sale of certain loans and related assets, Colonial makes representations, warrants and indemnifications to the purchasers thereof. At September 30, 2008, Colonial’s maximum potential amount of future undiscounted payments under these representations, warrants and indemnifications was $14 million. There were no potential future payments related to these transactions at December 31, 2007.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. Management does not anticipate that the outcome of any litigation presently pending at September 30, 2008 will have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 9: Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2008, BancGroup entered into interest rate swaps with an aggregate notional amount of $250 million to hedge fixed rate subordinated debt. Due to counterparty default during the third quarter of 2008, an interest rate swap with a $210 million notional amount was terminated. At the time of termination, the related derivative had a fair value of approximately $658,000, and the counterparty also owed the Company approximately $1.4 million in interest. As it is probable that the Company will not be able to collect these amounts from the counterparty, the fair value of the derivative and the interest receivable were written off. As of September 30, 2008, the fair value of the remaining interest rate swap with a notional amount of $40 million was a loss of approximately $443,000. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during the nine months ended September 30, 2008, or September 30, 2007.

The Company has established a collateral agreement with its swap counterparty that provides for exchanges of marketable securities or cash to collateralize either party’s net gains above a stated threshold. At September 30, 2008, no outstanding collateral was posted to or received from the swap counterparty.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions were considered probable of occurring, therefore the net loss remained in accumulated other comprehensive loss and was reclassified into earnings in the same periods during which the hedged forecasted transactions affected earnings. For the six months ended June 30, 2008, losses reclassified into earnings totaled $3.2 million, leaving no further losses to be reclassified. There were no recognized cash flow hedging gains or losses resulting from hedge ineffectiveness for the nine months ended September 30, 2008 or September 30, 2007.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $42 million at September 30, 2008. The fair value of the origination commitments was a loss of approximately $119,000 at September 30, 2008, which was more than offset by a gain of approximately $376,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on the retail portion of loans held for sale. The notional value of these forward sales commitments at September 30, 2008 was $65.5 million, none of which was designated as a hedge. The fair value of the sales commitments was a gain of approximately $278,000 at September 30, 2008.

Options

Colonial sells call options related to its interests in short-term participations in mortgage loans. Generally, the change in fair value of the participation interests offsets the change in fair value of the call options. The notional amount of the call options at September 30, 2008 was $2 billion. The call options are not designated as hedges of the participation interests. The fair value of the call options was a liability of $15.4 million as of September 30, 2008.

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio; however, there were no such option contracts outstanding at September 30, 2008.

Note 10: Short-Term Borrowings

Short-term borrowings are summarized as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Repurchase agreements (retail)	$458,658	$568,721
U.S. Treasury term investment option	300,000	—

Total	$758,658	$568,721

Note 11: Long-Term Debt

Long-term debt is summarized as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Variable rate subordinated debentures	$—	$7,725
Subordinated notes	610,716	378,709
Junior subordinated debt	108,248	108,256
FHLB borrowings	3,301,236	3,513,997
Capital lease obligations	18,475	15,149

Total	$4,038,675	$4,023,836

During the third quarter of 2008, the company repurchased $9.7 million of its 8% subordinated notes due March 15, 2009.

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

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts that will not affect future cash payments associated with the maturity of this debt.

	Parent Only	Consolidated BancGroup
	(In thousands)
2008	$—	$254
2009	—	43,263
2010	—	6,449
2011	—	92,819
2012	—	2,205
Thereafter	358,248	3,951,840

Total	$358,248	$4,096,830

Note 12: Employee Benefit Plans

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

The following table reflects the components of net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic benefit income:
Interest cost	$937	$1,127	$2,794	$2,580
Expected return on plan assets	(1,545)	(1,761)	(4,602)	(3,970)

Net periodic benefit income	$(608)	$(634)	$(1,808)	$(1,390)

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

Note 13: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (both stock options and restricted stock awards) for the three months ended September 30, 2008 and 2007 was $1.3 million and $447,000, respectively. The related income tax benefit was $469,000 and $27,000, respectively. Total compensation cost for stock-based compensation awards for the nine months ended September 30, 2008 and 2007 was $3.9 million and $2.4 million, respectively. The related income tax benefit was $1.4 million and $472,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,578,070	$19.12

Granted	1,129,151	11.13
Exercised	(50,700)	12.14
Cancelled	(283,703)	18.54

Outstanding at September 30, 2008	4,372,818	$17.20

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30, 2008
Expected option term	5.33 years
Weighted average expected volatility	31.63%
Weighted average risk-free interest rate	3.08%
Weighted average expected annual dividend yield	4.50%

The following table summarizes BancGroup’s restricted stock activity since December 31, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	518,166	$23.21

Granted	1,113,505	8.45
Vested	(4,670)	23.75
Cancelled	(34,802)	14.77

Nonvested at September 30, 2008	1,592,199	$13.07

Note 14: Earnings Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
	(In thousands, except per share amounts)
2008
Basic EPS	$(71,210)	200,757	$(0.35)	$(55,369)	182,216	$(0.30)
Effect of dilutive instruments:
Options and nonvested restricted stock		—			—

Diluted EPS	$(71,210)	200,757	$(0.35)	$(55,369)	182,216	$(0.30)

2007
Basic EPS	$69,355	153,536	$0.45	$171,953	153,358	$1.12
Effect of dilutive instruments:
Options and nonvested restricted stock		784			952

Diluted EPS	$69,355	154,320	$0.45	$171,953	154,310	$1.11

The above calculations exclude awards that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such awards excluded was approximately 5,965,000 for both the three and nine months ended September 30, 2008, respectively, and 1,933,000 and 1,621,000 for the three and nine months ended September 30, 2007, respectively. Because Colonial had a net loss for the three and nine months ended September 30, 2008, diluted EPS does not include the impact of potentially dilutive awards of approximately 395,000 and 289,000, respectively.

Note 15: Income Taxes

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, BancGroup has recorded a liability for unrecognized tax benefits and the related interest and penalties at September 30, 2008 totaling $30.4 million compared to $26.6 million at December 31, 2007. While the Company expects to settle various state tax audits within the next twelve months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

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

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Three Months Ended September 30, 2008
Net interest income before intersegment income / expense	$63,177	$58,142	$8,609	$12,638	$10,141	$21,485	$(7,443)	$166,749
Intersegment interest income / expense	6,148	(22,646)	19,944	(2,812)	(466)	(5,236)	5,068	—

Net interest income	69,325	35,496	28,553	9,826	9,675	16,249	(2,375)	166,749
Provision for loan losses	101,544	5,508	6,726	4,505	2,102	885	38,129	159,399
Noninterest income	19,010	3,171	12,967	7,194	2,003	1,696	(401)	45,640
Noninterest expense	61,277	4,868	20,873	11,345	6,500	8,358	49,218	162,439
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	5,336	5,336

Income/(loss) before income taxes	$(74,486)	$28,291	$13,921	$1,170	$3,076	$8,702	$(95,459)	(114,785)

Income taxes								(43,575)

Net Loss								$(71,210)

Total Assets	$11,227,224	$4,257,680	$4,217,757	$1,324,214	$1,074,615	$1,725,845	$2,435,236	$26,262,571
Total Deposits	$9,804,365	$640,241	$4,101,698	$735,369	$757,692	$731,542	$1,722,026	$18,492,933

Three Months Ended September 30, 2007
Net interest income before intersegment income / expense	$80,531	$50,636	$13,789	$20,121	$14,903	$26,405	$(10,374)	$196,011
Intersegment interest income / expense	1,144	(28,002)	19,149	(8,262)	(2,710)	(11,573)	30,254	—

Net interest income	81,675	22,634	32,938	11,859	12,193	14,832	19,880	196,011
Provision for loan losses	2,074	(150)	7,631	446	141	129	(5,471)	4,800
Noninterest income	18,535	6,538	12,706	2,698	1,914	1,806	8,761	52,958
Noninterest expense	50,372	2,585	20,052	6,094	5,775	7,686	42,387	134,951
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	5,336	5,336

Income/(loss) before income taxes	$47,764	$26,737	$17,961	$8,017	$8,191	$8,823	$(13,611)	103,882

Income taxes								34,527

Net Income								$69,355

Total Assets	$11,403,781	$3,076,091	$4,009,515	$1,413,308	$1,029,184	$1,579,079	$2,033,108	$24,544,066
Total Deposits	$9,113,148	$1,250,414	$3,970,979	$731,220	$678,954	$696,367	$493,559	$16,934,641

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Nine Months Ended September 30, 2008
Net interest income before intersegment income / expense	$210,290	$184,954	$30,123	$41,892	$33,710	$64,780	$(42,952)	$522,797
Intersegment interest income / expense	12,850	(83,023)	57,440	(13,001)	(4,965)	(20,574)	51,273	—

Net interest income	223,140	101,931	87,563	28,891	28,745	44,206	8,321	522,797
Provision for loan losses	180,559	5,655	15,933	13,336	10,308	1,762	46,389	273,942
Noninterest income	55,102	8,861	39,865	19,459	5,595	4,685	25,543	159,110
Noninterest expense	183,554	17,581	64,495	31,595	20,118	24,546	148,695	490,584
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	16,008	16,008

Income/(loss) before income taxes	$(85,871)	$87,556	$47,000	$3,419	$3,914	$22,583	$(177,228)	(98,627)

Income taxes								(43,258)

Net Income								$(55,369)

Nine Months Ended September 30, 2007
Net interest income before intersegment income / expense	$246,597	$137,316	$51,525	$61,354	$42,500	$75,376	$(48,495)	$566,173
Intersegment interest income / expense	1,611	(77,055)	51,777	(23,884)	(6,808)	(32,129)	86,488	—

Net interest income	248,208	60,261	103,302	37,470	35,692	43,247	37,993	566,173
Provision for loan losses	4,545	(441)	12,835	2,248	185	430	(6,647)	13,155
Noninterest income	54,662	20,941	38,366	9,813	5,746	5,180	(7,750)	126,958
Noninterest expense	153,303	6,827	61,604	17,788	18,120	22,637	134,297	414,576
Minority interest expense/REIT preferred dividends	—	—	—	—	—	—	7,648	7,648

Income/(loss) before income taxes	$145,022	$74,816	$67,229	$27,247	$23,133	$25,360	$(105,055)	257,752

Income taxes								85,799

Net Income								$171,953

Note 17: Capital Stock

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. Colonial received proceeds of $334 million, which is net of all expenses, commissions and underwriters’ discounts. The Company will use the proceeds for general corporate purposes as well as investment in subsidiaries.

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

Note 18: Goodwill

BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. The Company’s annual impairment test was performed at September 30, 2008 with the assistance of the valuation group of an international accounting firm. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment, if any. The second step initially involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit. Management determined that no goodwill impairment charge was required as of September 30, 2008 as the implied value of goodwill for each tested reporting unit exceeded its carrying value.

Fair values of reporting units are estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on future growth rates, and discount rates that reflect the range of the Company’s market capitalization plus a control premium. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units, management will continue to monitor and evaluate the carrying value of goodwill.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $26.3 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage origination and insurance products through its branch network, private banking offices and officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At September 30, 2008, BancGroup’s branch network consisted of 344 offices in Florida, Alabama, Georgia, Nevada and Texas.

Colonial reported a net loss of $71.2 million and $55.4 million for the three and nine months ended September 30, 2008, respectively, as the Company recorded $159.4 million and $273.9 million in provision for loan losses during these same periods. This is compared to net income of $69.4 million and $172.0 million for the three and nine months ended September 30, 2007, respectively. Colonial recorded net charge-offs of $121.4 million and $227.8 million for the three and nine months ended September 30, 2008, respectively, compared to $10.4 million and $20.2 million for the same periods in 2007. The Company reported a loss per share of $0.35 and $0.30 for the three and nine months ended September 30, 2008, respectively, compared to earnings per diluted share of $0.45 and $1.11 for the same periods in 2007.

The Company’s capital ratios remained significantly above the regulatory “well capitalized” limits at September 30, 2008. The Company’s board of directors suspended dividend payments on common stock beginning in the fourth quarter of 2008. The board evaluates the payment of dividends each quarter. The suspension of the dividend will preserve approximately $77 million per year in capital.

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

Beginning in late 2007 and early 2008, the yield curve returned to a more normalized level after remaining flat or inverted since late 2005. Short-term rates were driven by rate decreases by the Federal Reserve, while long-term rates were driven by market supply and demand for debt instruments. After remaining constant at 5.25% from June 2006 to September 2007, the Federal Reserve Board lowered the Federal Funds rate 325 basis points from September 2007 to September 2008. Due to intense competition for deposits from financial services companies, cost of funds in the financial sector have not declined in tandem with the decrease in the Federal Funds rate. The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past five quarters.

The Company’s net interest income, on a tax equivalent basis, decreased $29.1 million, or 14.7%, for the three months ended September 30, 2008, as compared to the same period of the prior year. The yield on average earning assets decreased 60 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 80 basis points. The impact to net interest income caused by net interest margin contraction was mitigated by a $2.0 billion, or 9.4%, increase in average earning assets and $333.9 million in net proceeds from the issuance of 43.7 million shares of common stock in April 2008.

For the nine months ended September 30, 2008, the Company’s net interest income, on a tax equivalent basis, decreased $41.1 million, or 7.2%, as compared to the same period of the prior year. The yield on average earning assets decreased 53 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 70 basis points. The impact to net interest income caused by net interest margin contraction was mitigated by a $3.2 billion, or a 15.1% increase in average earning assets and $333.9 million in net proceeds from the issuance of 43.7 million shares of common stock in April 2008.

Net interest income was negatively impacted by a 280 basis point decline in the average Wall Street Journal Prime rate and a 252 basis point decline in the average 1 Month LIBOR rate for the nine months ended September 2008, as compared to the same period of the prior year. For the three and nine months ended September 30, 2008, approximately 63% and 64%, respectively, of Colonial’s earning assets were variable, adjustable, or short-term in nature. In addition, Colonial’s deposit costs did not decline in tandem with the decline in prime and LIBOR rates due to intense competition for deposits from financial services companies. The average cost of deposits exceeded the average Federal Funds rate by 53 and 25 basis points, respectively, for the three and nine months ended September 30, 2008, as compared to average deposit costs which were 180 and 185 basis points, respectively, lower than the average Federal Funds rate for the three and nine months ended September 30, 2007. The following table shows average rates for selected balance sheet categories as well as selected market rates.

Analysis of Average Rates

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007		2008	2007
Loans, net of unearned income	5.93%	7.69%	(1.76)%	6.18%	7.74%	(1.56)%
Loans held for sale	5.08%	7.17%	(2.09)%	4.95%	6.98%	(2.03)%
Securities	5.73%	5.82%	(0.09)%	5.85%	5.56%	0.29%
Resell agreements & other interest earning assets	4.86%	6.83%	(1.97)%	4.94%	6.79%	(1.85)%
Total interest earning assets	5.71%	7.32%	(1.61)%	5.87%	7.31%	(1.44)%
Interest bearing deposits	3.00%	4.11%	(1.11)%	3.19%	4.11%	(0.92)%
Total deposits	2.53%	3.38%	(0.85)%	2.68%	3.38%	(0.70)%
Wholesale borrowings	4.44%	5.05%	(0.61)%	4.31%	5.20%	(0.89)%
Total interest bearing liabilities	3.33%	4.34%	(1.01)%	3.47%	4.38%	(0.91)%
Federal Funds rate	2.00%	5.18%	(3.18)%	2.43%	5.23%	(2.80)%
1 Month LIBOR	2.62%	5.43%	(2.81)%	2.84%	5.36%	(2.52)%
Wall Street Journal Prime	5.00%	8.18%	(3.18)%	5.43%	8.23%	(2.80)%

Interest Earning Assets

Average earning assets, as shown below, consist primarily of loans, securities, loans held for sale and securities purchased under agreements to resell (included in other earning assets below). Colonial invested a larger percentage of its funds in securities, loans held for sale, and securities purchased under agreements to resell for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year.

Average Funding

Average funding, as shown below, consists primarily of deposits and wholesale borrowings. Average funding grew $2.2 billion, or 9.2%, and $3.6 billion, or 15.3%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods of the prior year.

Average Volume and Rates

(Unaudited)

	Three Months Ended September 30,
	2008			2007
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, net of unearned income(2)	$15,226,350	$226,684	5.93%	$15,312,020	$296,369	7.69%
Loans held for sale(2)	2,235,273	28,560	5.08%	1,637,193	29,572	7.17%
Securities(2)	3,896,374	55,797	5.73%	3,087,712	44,944	5.82%
Securities purchased under agreements to resell	2,123,426	26,953	5.05%	1,467,957	25,616	6.93%
Federal funds sold	114,005	509	1.77%	70,406	921	5.19%
Other interest earning assets	11,870	39	1.31%	8,581	56	2.60%

Total interest earning assets(3)	23,607,298	$338,542	5.71%	21,583,869	$397,478	7.32%

Nonearning assets(2)	2,472,366			2,288,847

Total assets	$26,079,664			$23,872,716

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$5,515,157	$21,265	1.53%	$6,412,818	$50,106	3.10%
Time deposits	8,538,910	81,670	3.81%	6,982,656	87,791	4.99%
Brokered time deposits	1,523,366	14,466	3.78%	337,411	4,320	5.08%

Total interest bearing deposits	15,577,433	117,401	3.00%	13,732,885	142,217	4.11%
Repurchase agreements	509,712	2,375	1.85%	562,344	5,826	4.11%
Federal funds purchased	86,464	417	1.92%	501,321	6,558	5.19%
Other short-term borrowings	45,652	257	2.24%	153,804	1,916	4.94%
Long-term debt(2)	4,040,852	49,218	4.85%	3,290,566	43,005	5.19%

Total interest bearing liabilities	20,260,113	$169,668	3.33%	18,240,920	$199,522	4.34%

Noninterest bearing demand deposits	2,871,552			2,949,526
Other liabilities(2)	281,097			213,124

Total liabilities	23,412,762			21,403,570
Minority interest/REIT preferred securities	293,058			293,244
Shareholders’ equity	2,373,844			2,175,902

Total liabilities and shareholders’ equity	$26,079,664			$23,872,716

RATE DIFFERENTIAL			2.38%			2.98%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$168,874	2.85%		$197,956	3.65%

Taxable equivalent adjustments(1):
Loans		(199)			(247)
Securities		(1,926)			(1,698)

Total taxable equivalent adjustments		(2,125)			(1,945)

Net interest income		$166,749			$196,011

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$15,577,433	$117,401	3.00%	$13,732,885	$142,217	4.11%
Noninterest bearing demand deposits	2,871,552	—	—	2,949,526	—	—

Total average deposits	$18,448,985	$117,401	2.53%	$16,682,411	$142,217	3.38%

Total average deposits, excluding brokered time	$16,925,619	$102,935	2.42%	$16,345,000	$137,897	3.35%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities, the adjustments for mark to market valuations on hedged assets and liabilities and lower of cost or fair value adjustments have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended September 30, 2008 Change from September 30, 2007
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(69,685)	$(1,758)	$(67,927)
Loans held for sale	(1,012)	7,613	(8,625)
Securities	10,853	11,548	(695)
Securities purchased under agreements to resell	1,337	8,293	(6,956)
Federal funds sold	(412)	195	(607)
Other interest earning assets	(17)	11	(28)

Total interest income	(58,936)	25,902	(84,838)

INTEREST EXPENSE:
Interest bearing non-time deposits	(28,841)	(3,464)	(25,377)
Time deposits	(6,121)	14,647	(20,768)
Brokered time deposits	10,146	11,252	(1,106)
Repurchase agreements	(3,451)	(248)	(3,203)
Federal funds purchased	(6,141)	(2,009)	(4,132)
Other short-term borrowings	(1,659)	(612)	(1,047)
Long-term debt	6,213	9,033	(2,820)

Total interest expense	(29,854)	28,599	(58,453)

Net interest income	$(29,082)	$(2,697)	$(26,385)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income decreased $58.9 million for the three months ended September 30, 2008, as compared to the same period of the prior year. Average earning assets increased $2.0 billion while the yield earned on those assets decreased 161 basis points. The drivers of these changes are more fully described in the paragraphs below.

Interest income on loans decreased $69.7 million for the three months ended September 30, 2008, as compared to the same period of the prior year. The decrease in interest income was primarily due to the decrease in the prime lending rate and an increase in average nonperforming loans which resulted in the average yield earned on loans decreasing 176 basis points.

Interest income on loans held for sale decreased $1.0 million for the three months ended September 30, 2008, as compared to the same period of the prior year. The average volume of loans held for sale increased $598.1 million, or 36.5%, primarily from growth in the Company’s mortgage warehouse lending division. The increase in volume was offset by a decrease in the yield on loans held for sale which decreased 209 basis points to 5.08% compared to 7.17% in the same period of the prior year. The yield is driven by the prevailing market rates which were significantly lower in the three months ended September 30, 2008 than in the same period of the prior year.

Interest income on securities increased $10.9 million for the three months ended September 30, 2008, as compared to the same period of the prior year. The increase was primarily the result of an average volume increase of $808.7 million, or 26%.

For the three months ended September 30, 2008, interest income from securities purchased under agreements to resell increased $1.3 million, as compared to the same period of the prior year. The average volume of securities purchased under agreements to resell increased $655.5 million, or 44.7%, primarily from growth in the Company’s mortgage warehouse division. The yield on securities purchased under agreements to resell decreased 188 basis points to 5.05% compared to 6.93% in the same period of the prior year. The yield is driven by the prevailing market rates which were significantly lower in the three months ended September 30, 2008 than in the same period of the prior year.

Interest expense decreased approximately $29.9 million for the three months ended September 30, 2008, as compared to the same period of the prior year. The decrease in interest expense was driven primarily by a 101 basis points decrease in the cost of average interest bearing liabilities which was partially offset by a $2.0 billion, or 11.1%, increase in average interest bearing liabilities. Including the impact of average noninterest bearing deposits, which decreased $78.0 million, average funding costs decreased 82 basis points to 2.92%. The drivers of the decrease in funding costs are described in the paragraphs below.

For the three months ended September 30, 2008, interest expense on interest bearing non-time deposits decreased $28.8 million, as compared to the same period of the prior year. The decrease in interest expense was due to a rate reduction of 157 basis points and an average volume decrease of $897.7 million, or 14.0%.

For the three months ended September 30, 2008, interest expense on time deposits decreased $6.1 million, as compared to the same period of the prior year. The decrease in interest expense was due to an interest rate decrease of 118 basis points which was partially offset by an average volume increase of $1.6 billion, or 22.3%. The growth of time deposits is attributable to customer preference for higher rate products and increased competition for deposits as a funding source.

For the three months ended September 30, 2008, interest expense on brokered time deposits increased $10.1 million, as compared to the same period of the prior year. The increase in interest expense was due to an increase in average volume of $1.2 billion, or 351.5%, which was partially offset by an interest rate decrease of 130 basis points.

For the three months ended September 30, 2008, interest expense on short-term borrowings, consisting of repurchase agreements, federal funds purchased, and other short-term borrowings, decreased $11.3 million, as compared to the same period of the prior year. The decrease in interest expense was primarily caused by a decrease in average short-term borrowings of $575.6 million, or 47.3%, and a rate decrease of 277 basis points.

For the three months ended September 30, 2008, interest expense on long-term debt increased $6.2 million, as compared to the same period of the prior year. The increase in interest expense was primarily caused by an increase in average long-term debt of $750.3 million, or 22.8%, partially offset by an interest rate decrease of 34 basis points.

Average Volume and Rates

(Unaudited)

	Nine Months Ended September 30,
	2008			2007
	Average Volume	Interest	Rate	Average Volume	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans, net of unearned income(2)	$15,671,050	$724,860	6.18%	$15,257,881	$883,076	7.74%
Loans held for sale(2)	2,781,151	103,018	4.95%	1,603,221	83,733	6.98%
Securities(2)	3,746,228	164,306	5.85%	2,982,418	124,387	5.56%
Securities purchased under agreements to resell	2,116,299	80,026	5.05%	1,280,597	66,073	6.90%
Federal funds sold	85,955	1,762	2.74%	75,259	2,956	5.25%
Other interest earning assets	13,419	109	1.09%	6,048	130	2.87%

Total interest earning assets(3)	24,414,102	$1,074,081	5.87%	21,205,424	$1,160,355	7.31%

Nonearning assets(2)	2,498,064			2,138,957

Total assets	$26,912,166			$23,344,381

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing non-time deposits	$6,142,254	$76,888	1.67%	$6,367,451	$148,251	3.11%
Time deposits	8,018,344	247,827	4.13%	6,761,111	252,538	4.99%
Brokered time deposits	1,563,300	50,599	4.32%	355,974	13,581	5.10%

Total interest bearing deposits	15,723,898	375,314	3.19%	13,484,536	414,370	4.11%
Repurchase agreements	525,268	8,608	2.19%	611,590	19,708	4.31%
Federal funds purchased	515,905	11,615	3.01%	650,231	25,729	5.29%
Other short-term borrowings	144,744	3,201	2.95%	166,231	6,426	5.17%
Long-term debt(2)	4,067,025	146,159	4.80%	3,084,463	123,881	5.37%

Total interest bearing liabilities	20,976,840	$544,897	3.47%	17,997,051	$590,114	4.38%

Noninterest bearing demand deposits	3,001,553			2,889,110
Other liabilities(2)	285,375			180,669

Total liabilities	24,263,768			21,066,830

Minority interest/REIT preferred securities	293,058			140,627
Shareholders’ equity	2,355,340			2,136,924

Total liabilities and shareholders’ equity	$26,912,166			$23,344,381

RATE DIFFERENTIAL			2.40%			2.93%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$529,184	2.89%		$570,241	3.59%

Taxable equivalent adjustments(1):
Loans		(555)			(626)
Securities		(5,832)			(3,442)

Total taxable equivalent adjustments		(6,387)			(4,068)

Net interest income		$522,797			$566,173

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$15,723,898	$375,314	3.19%	$13,484,536	$414,370	4.11%
Noninterest bearing demand deposits	3,001,553	—	—	2,889,110	—	—

Total average deposits	$18,725,451	$375,314	2.68%	$16,373,646	$414,370	3.38%

Total average deposits, excluding brokered time	$17,162,151	$324,715	2.53%	$16,017,672	$400,789	3.35%

(1)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(2)	Unrealized gains (losses) on available for sale securities, the adjustments for mark to market valuations on hedged assets and liabilities and lower of cost or fair value adjustments have been classified in either other assets or other liabilities.
(3)	Net yield on interest earning assets is calculated by taking annualized fully tax equivalent net interest income divided by average total interest earning assets.

	Nine Months Ended September 30, 2008 Change from September 30, 2007
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(158,216)	$19,812	$(178,028)
Loans held for sale	19,285	43,627	(24,342)
Securities	39,919	33,432	6,487
Securities purchased under agreements to resell	13,953	31,673	(17,720)
Federal funds sold	(1,194)	219	(1,413)
Other interest earning assets	(21)	60	(81)

Total interest income	(86,274)	128,823	(215,097)

INTEREST EXPENSE:
Interest bearing non-time deposits	(71,363)	(2,783)	(68,580)
Time deposits	(4,711)	38,779	(43,490)
Brokered time deposits	37,018	39,095	(2,077)
Repurchase agreements	(11,100)	(1,402)	(9,698)
Federal funds purchased	(14,114)	(3,026)	(11,088)
Other short-term borrowings	(3,225)	(465)	(2,760)
Long-term debt	22,278	35,428	(13,150)

Total interest expense	(45,217)	105,626	(150,843)

Net interest income	$(41,057)	$23,197	$(64,254)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income decreased $86.3 million for the nine months ended September 30, 2008, as compared to the same period of the prior year. Average earning assets increased $3.2 billion while the yield earned on those assets decreased 144 basis points. The drivers of these changes are more fully described in the paragraphs below.

Interest income on loans decreased $158.2 million for the nine months ended September 30, 2008, as compared to the same period of the prior year. The decrease was primarily due to the decrease in the prime lending rate and an increase in average nonperforming loans which resulted in the average yield earned on loans decreasing 156 basis points, partially offset by a $413.2 million, or 2.7%, increase in average loans.

Interest income on loans held for sale increased $19.3 million for the nine months ended September 30, 2008, as compared to the same period of the prior year. The average volume of loans held for sale increased $1.2 billion, or 73.5%, primarily from growth in the Company’s mortgage warehouse division. The increase in volume was partially offset by a decrease in the yield on loans held for sale which decreased 203 basis points to 4.95% from 6.98% in the same period of the prior year. The yield is driven by the prevailing market rates which were significantly lower in the nine months ended September 30, 2008 than in the same period of the prior year.

Interest income on securities increased $39.9 million for the nine months ended September 30, 2008, as compared to the same period of the prior year. The increase was primarily the result of a $763.8 million, or 25.6%, increase in average volume as well as a 29 basis point increase in yield on the average balances.

For the nine months ended September 30, 2008, interest income from securities purchased under agreements to resell increased $14.0 million, as compared to the same period of the prior year. The average volume of securities purchased under agreements to resell increased $835.7 million, or 65.3%, primarily from growth in the Company’s mortgage warehouse division. The yield on securities purchased under agreements to resell decreased

185 basis points to 5.05% from 6.90% in the same period of the prior year. The yield is driven by the prevailing market rates which were significantly lower in the nine months ended September 30, 2008 than in the same period of the prior year.

Interest expense decreased approximately $45.2 million for the nine months ended September 30, 2008, as compared to the same period of the prior year. The decrease in interest expense was driven primarily by a 91 basis points decrease in the cost of average interest bearing liabilities which was partially offset by a $3.0 billion, or 16.6%, increase in average interest bearing liabilities. Including the impact of average noninterest bearing deposits, which increased $112.4 million, average funding costs decreased 74 basis points to 3.04%. The drivers of the decrease in funding costs are described in the paragraphs below.

For the nine months ended September 30, 2008, interest expense on interest bearing non-time deposits decreased $71.4 million, as compared to the same period of the prior year. The decrease in interest expense was due to a rate reduction of 144 basis points and an average volume decrease of $225.2 million, or 3.5%.

For the nine months ended September 30, 2008, interest expense on time deposits decreased $4.7 million, as compared to the same period of the prior year. The decrease in interest expense was due to an interest rate decrease of 86 basis points which was partially offset by an average volume increase of $1.3 billion, or 18.6%. The growth of time deposits is attributable to customer preference for higher rate products and increased competition for deposits as a funding source.

For the nine months ended September 30, 2008, interest expense on brokered time deposits increased $37.0 million, as compared to the same period of the prior year. The increase in interest expense was due to an increase in average volume of $1.2 billion, or 339.2%, which was partially offset by an interest rate decrease of 78 basis points.

For the nine months ended September 30, 2008, interest expense on short-term borrowings decreased $28.4 million, as compared to the same period of the prior year. The decrease in interest expense was primarily due to an interest rate decrease of 222 basis points and an average volume decrease of $242.1 million, or 17.0%.

For the nine months ended September 30, 2008, interest expense on long-term debt increased $22.3 million, as compared to the same period of the prior year. The increase in interest expense was primarily caused by an increase in average long-term debt of $982.6 million, or 31.9%, partially offset by an interest rate decrease of 57 basis points.

Loan Loss Provision

The real estate markets in the U.S. have deteriorated at an accelerating pace over recent quarters, resulting in increased credit losses for many financial institutions. Many banks, including Colonial, have taken steps to increase reserve levels in response to these changing market conditions. Colonial’s provision for loan losses for the three and nine months ended September 30, 2008 was $159.4 million and $273.9 million, respectively, compared to $4.8 million and $13.2 million for the same periods in 2007. Net charge-offs for the three and nine months ended September 30, 2008 were $121.4 million and $227.8 million, or an annualized 3.17% and 1.94% as a percentage of average loans, respectively, compared to $10.4 million and $20.2 million, or an annualized 0.27% and 0.18% as a percentage of average loans, respectively, for the same periods in 2007. BancGroup’s allowance for loan losses was 1.88% of period end net loans at September 30, 2008 compared to 1.50% at December 31, 2007 and 1.14% at September 30, 2007.

Noninterest Income

The following table shows the dollar and percentage change in noninterest income by category for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year. Core noninterest income declined approximately $1.3 million, or 2.4%, and increased $4.0 million, or 2.6%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods of the prior year.

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$19,645	$19,376	$269	1.4%	$58,132	$55,749	$2,383	4.3%
Electronic banking	5,149	4,923	226	4.6%	15,428	13,972	1,456	10.4%
Other retail banking fees	2,209	2,794	(585)	(20.9)%	7,297	9,661	(2,364)	(24.5)%

Retail banking fees	27,003	27,093	(90)	(0.3)%	80,857	79,382	1,475	1.9%
Mortgage banking origination and sales	8,095	3,236	4,859	150.2%	22,808	10,083	12,725	126.2%
Wealth management services	4,370	4,506	(136)	(3.0)%	14,243	12,611	1,632	12.9%
Mortgage warehouse fees	1,467	5,936	(4,469)	(75.3)%	3,713	19,223	(15,510)	(80.7)%
Bank-owned life insurance	4,720	5,070	(350)	(6.9)%	15,009	15,027	(18)	(0.1)%
Other income	6,042	7,117	(1,075)	(15.1)%	19,437	15,791	3,646	23.1%

Core noninterest income	51,697	52,958	(1,261)	(2.4)%	156,067	152,117	3,950	2.6%
Securities and derivatives gains (losses), net	(6,057)	—	(6,057)	(100.0)%	3,043	2,097	946	45.1%
Securities restructuring charges	—	—	—	—	—	(36,006)	36,006	100.0%
Gain on sale of mortgage loans	—	—	—	—	—	3,850	(3,850)	(100.0)%
Gain on sale of merchant services	—	—	—	—	—	4,900	(4,900)	(100.0)%

Total noninterest income	$45,640	$52,958	$(7,318)	(13.8)%	$159,110	$126,958	$32,152	25.3%

Service charges on deposit accounts is comprised of nonsufficient funds fees and service charges on consumer and commercial deposit accounts. Noninterest income from service charges on deposit accounts increased for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, primarily due to an increase in the number of customer accounts as well as customers maintaining lower balances in those accounts.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, primarily because of an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retail banking fees decreased for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, primarily due to lower official check commissions due to a decrease in rate. In addition, the decline for the nine months ended September 30, 2008, as compared to the same period of the prior year, also included a decline in merchant services revenue due to the Company’s sale of its merchant services contracts in April 2007 and the subsequent agent bank agreement with a third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue to offer those services to its customer base. The referral fees for new contracts are less than the previous fee income, but the Company’s expenses and risks are also reduced. As part of the sale, Colonial recognized a $4.9 million gain as noted separately in the table above.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking sales volume increased 59% and 49% for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, primarily due to a team of experienced prime mortgage originators hired in late 2007. In addition, profit margins improved due to a shift to higher margin FHA and VA products from other products and enhanced control over pricing and delivery.

Wealth management services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Wealth management services revenue declined for the three months ended September 30, 2008, as compared to the same period of the prior year, primarily due to variable annuity sales, securities commissions, and insurance commissions partially offset by an increase in fixed annuity sales. Wealth management services revenue increased for the nine months ended September 30, 2008, as compared to the same period of the prior year, primarily due to fixed and variable annuity sales, partially offset by a decline in security commissions, insurance commissions and trust revenue.

Mortgage warehouse fees are comprised of three revenue streams: servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits, custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. The decrease in mortgage warehouse fees for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, was primarily the result of lower servicing and other fees due to the discontinuation of sales of assets to third-party commercial paper conduits in early January 2008.

Income from bank-owned life insurance decreased for the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, primarily due to lower crediting rates.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and several other small items. The decline for the three months ended September 30, 2008, as compared to the same period of the prior year, was primarily the result of a $1.9 million decline in revenue from joint ventures and a $3.3 million decline in gains related to the sale of bank premises and equipment partially offset by a $1.5 million increase in the favorable fair value adjustment on retail mortgage forward sale commitments and a $1.4 million increase in income from an equity investment. The increase for the nine months ended September 30, 2008, as compared to the same period of the prior year, was primarily the result of an increase in revenue of $2.6 million from gains related to the sale of bank premises, a $2.1 million gain on the sale of Visa, Inc. stock from the initial public offering, a $1.5 million increase in income from an equity investment, and a $2.0 million increase in servicing income partially offset by a decline of $5.7 million in joint venture revenue.

The Company’s decision to buy and sell securities is based primarily on its management of interest rate risk. During 2008, the Company recorded gains of $6.1 million in the first quarter from the sale of approximately $217 million in securities, a $3.0 million gain in the second quarter from the early termination of a $250 million resell agreement, and losses of $4.9 million on the sale of Wachovia stock and $658,000 on an interest rate swap due to the bankruptcy of the counterparty in the third quarter. In the first quarter of 2007, the Company recorded gains of $981,000 on the sale of $163 million in securities and recognized an impairment loss of $36.0 million as the Company declared its intent to restructure its securities portfolio by selling approximately $1.2 billion in available for sale securities. The securities were sold in April 2007. Also in the second quarter of 2007, the Company recorded gains of $1.1 million from the sale of additional available for sale debt securities and 15,570 shares of equity securities.

The Company sold approximately $490 million of residential real estate loans in March 2007 and recognized a $3.9 million gain.

Noninterest Expense

The following table shows the dollar and percentage change in noninterest expense by category for the third quarter of 2008, compared to the same period in 2007. Core noninterest expense increased $28.5 million, or 21.3%, and $78.1 million, or 19.5%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Annualized core noninterest expense to average assets was 2.49% and 2.38% for the three and nine months ended September 30, 2008, respectively, as compared to 2.24% and 2.29% for the three and nine months ended September 30, 2007, respectively.

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Salaries and employee benefits	$75,129	$68,345	$6,784	9.9%	$223,557	$208,155	$15,402	7.4%
Occupancy expense of bank premises, net	24,177	19,634	4,543	23.1	71,296	56,861	14,435	25.4
Furniture and equipment expenses	15,215	13,226	1,989	15.0	45,052	39,698	5,354	13.5
Professional services	7,252	4,967	2,285	46.0	20,697	13,695	7,002	51.1
FDIC insurance and other regulatory fees	4,169	1,727	2,442	141.4	13,145	4,173	8,972	215.0
Amortization of intangible assets	4,154	3,500	654	18.7	12,459	9,752	2,707	27.8
Electronic banking and other retail banking expenses	3,479	5,766	(2,287)	(39.7)	11,772	15,485	(3,713)	(24.0)
Loan and other real estate related costs	4,550	1,170	3,380	288.8	11,685	2,407	9,278	385.5
Communications	2,799	2,677	122	4.6	8,481	8,568	(87)	(1.0)
Advertising	3,440	1,570	1,870	119.1	8,427	7,468	959	12.8
Postage and courier	2,373	2,589	(216)	(8.3)	7,265	7,920	(655)	(8.3)
Loss on equity investments	4,995	660	4,335	656.8	9,462	1,585	7,877	497.0
Travel	1,572	1,586	(14)	(0.9)	4,533	5,275	(742)	(14.1)
Other expenses	8,851	6,281	2,570	40.9	31,640	20,283	11,357	56.0

Core noninterest expense	$162,155	$133,698	$28,457	21.3	$479,471	$401,325	$78,146	19.5
Severance expense	—	500	(500)	(100.0)	786	4,045	(3,259)	(80.6)
Merger related expenses	—	753	(753)	(100.0)	—	2,298	(2,298)	(100.0)
Net losses related to the early extinguishment of debt	284	—	284	100.0	10,327	6,908	3,419	49.5

Total noninterest expense	$162,439	$134,951	$27,488	20.4%	$490,584	$414,576	$76,008	18.3%

Salaries and benefits increased for both the three and nine months ended September 30, 2008, as compared to the same periods of the prior year. The change was primarily due to increases in commissions, an annual salary increase effective at the beginning of March, an increase in the Company’s number of full-time equivalent employees, and related benefits. The total number of full-time equivalent employees increased in both the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, primarily due to the Company’s two acquisitions in the prior year, but was partially offset by reductions in workforce in 2007 and 2008. Both periods also included one more working day than the same periods in 2007.

The increases in occupancy and furniture and equipment expenses for both the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, were primarily the result of acquisitions of Commercial Bankshares, Inc. and Citrus and Chemical Bancorporation, information technology costs, charges related to abandoned leases and increased lease expense resulting from the sale leaseback of 56 properties in 2007. The increased occupancy expense from the sale leasebacks is offset by the amortization of deferred gains on sales, which is included noninterest income.

Professional services increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to increases in technology related services, higher legal fees associated with lending activities, and accounting fees for work related to the valuation of certain mortgage warehouse assets.

FDIC insurance and other regulatory fees were higher for the three and nine months ended September 30, 2008, as compared to the same period of the prior year due to increases in deposits and assets on which they are based as well as the depletion of Colonial Bank’s assessment credits in late 2007.

Amortization of intangible assets increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to additional core deposit intangible assets recorded for the Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation acquisitions in 2007.

Total electronic banking and other retail banking expenses decreased for both the three and nine months ended September 30, 2008, as compared to the same periods of the prior year. The decrease for both the three and nine months ended September 30, 2008, was primarily due to a $772,000 and $1.6 million decrease in fraud losses and an $803,000 and $2 million decrease in consulting expenses, respectively.

The increase in loan and other real estate related costs for the three and nine months ended September 30, 2008, as compared to the same period of the prior year were driven by higher expenses related to the current real estate environment.

Advertising expense increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to increased newspaper and radio ads associated with Colonial’s Image Campaign.

Postage and courier expenses decreased for both the three and nine months ended September 30, 2008, as compared to the same periods of the prior year, due to increased customer usage of e-statements and management’s focused efforts to control these costs.

Loss on equity investments increased for both the three and nine months ended September 30, 2008, as compared to the same period of the prior year due to a $3.5 million loss reserve established related to real estate joint ventures and low income housing tax credit investments, as well as an impairment recognized on certain equity investments.

Travel expenses decreased for both the three and nine months ended September 30, 2008, as compared to the same period in 2007, due to increased focus on reducing travel and entertainment expenses.

Other expenses increased for both the three and nine months ended September 30, 2008, as compared to the same periods of the prior year. For the three months ended September 30, 2008, the increase was primarily due to a $1.3 million increase in the off balance sheet credit reserve. For the nine months ended September 30, 2008, the increase in other expenses was primarily due to a $6.9 million increase in subservicing fees associated with the increased balances of mortgage warehouse assets, an increase in the off balance sheet credit reserve of $1.8 million and numerous operational expenses that have increased in conjunction with an increase in the number of branches. Also included in the nine months ended September, 30, 2008 is a net fair value loss related to the lower of cost or fair value adjustment on mortgage loans held for sale, the fair value adjustment on mortgage loans held for sale for which BancGroup has elected the fair value option and the call options the Company sells in relation to these loans totaling $1.6 million.

Severance expense relates primarily to the reduction in force efforts in 2007. This expense decreased significantly for the nine months ended September 30, 2008.

During the first quarter of 2008, the Company prepaid a $100 million Federal Home Loan Bank (FHLB) advance at a rate of 4.68% and incurred a $5.9 million net loss related to the early extinguishment. During the second quarter of 2008, a $4.1 million loss was incurred on the early termination of $105 million in FHLB advances with an average interest rate of 4.66% and the call of $43 million in brokered time deposits with an average interest rate of 4.80%. During the first quarter of 2007, the Company redeemed $70 million of trust preferred securities at a rate of 8.92% and incurred a $4.4 million net loss related to the early extinguishment. During the second quarter of 2007, the Company redeemed an additional $100 million of trust preferred securities at a rate of 8.32% and incurred a $2.5 million net loss related to the early extinguishment. During the third quarter, a $283,000 loss was incurred on the early termination of $47.5 million in brokered CD’s.

Provision (Benefit) for Income Taxes

BancGroup’s provision (benefit) for income taxes was based on an approximate 43.9% and 33.3% estimated effective tax rate for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate in the first nine months of 2008 differs as compared to the same period of the prior year, primarily due to increases in permanent exclusions and tax credits as a percentage of pretax income (loss). The provision (benefit) for income taxes for the nine months ended September 30, 2008 and 2007 was ($43.3) million and $85.8 million, respectively.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2007 to September 30, 2008 are as follows:

	September 30, 2008	December 31, 2007	Increase (Decrease)
			$	%
	(Dollars in thousands)
Cash and due from banks	$1,328,493	$474,948	$853,545	179.7%
Securities purchased under agreements to resell	1,493,585	2,049,664	(556,079)	(27.1)
Securities	3,825,523	3,682,510	143,013	3.9
Loans held for sale	2,060,709	1,544,222	516,487	33.4
Loans, net of unearned income	15,168,356	15,923,178	(754,822)	(4.7)
Goodwill	1,007,053	1,008,168	(1,115)	(0.1)
Other real estate owned	134,893	15,760	119,133	755.9
Total assets	26,262,571	25,975,989	286,582	1.1
Non-time deposits	8,076,740	9,771,573	(1,694,833)	(17.3)
Total deposits	18,492,933	18,544,267	(51,334)	(0.3)
Short-term borrowings	758,658	568,721	189,937	33.4
Long-term debt	4,038,675	4,023,836	14,839	0.4
Shareholders’ equity	2,388,957	2,273,571	115,386	5.1

Cash and Due From Banks

In response to significant uncertainty in the marketplace at September 30, 2008, and to increase liquid assets, Colonial increased the level of cash balances maintained at the Federal Reserve, thereby increasing Cash and Due From Banks by $854 million to $1.3 billion as of September 30, 2008.

Securities Purchased Under Agreements to Resell

Colonial’s securities purchased under agreements to resell at September 30, 2008 represent mortgage backed securities which have been securitized by customers of the Company’s mortgage warehouse lending division and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information. At December 31, 2007, Colonial had an additional $500 million invested in traditional resell agreements that were terminated in the first nine months of 2008 which caused the decline in the balance.

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at September 30, 2008	Carrying Value at December 31, 2007
	(In thousands)
Securities available for sale:
Agency mortgage-backed securities	$1,554,428	$1,359,503
Non-agency mortgage-backed securities	1,544,091	1,701,047
Obligations of state and political subdivisions	345,385	371,930
Corporate notes	—	6,819
Federal Reserve and FHLB stock and other	175,605	241,983

Total securities available for sale	3,619,509	3,681,282

Held to maturity securities:
U.S. Treasury securities	500	500
Agency mortgage-backed securities	205,280	495
Obligations of state and political subdivisions	234	233

Total held to maturity securities	206,014	1,228

Total securities	$3,825,523	$3,682,510

Securities by Credit Rating at September 30, 2008

	Government/ Agency Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities	$500	$—	$—	$—	$—	$500
Agency mortgage-backed securities	1,759,708	—	—	—	—	1,759,708
Non-agency mortgage-backed securities	—	1,204,043	249,572	—	90,476	1,544,091
Obligations of state and political subdivisions	—	154,564	187,866	1,315	1,874	345,619
Federal Reserve and FHLB stock and other	—	—	—	—	175,605	175,605

Total securities	$1,760,208	$1,358,607	$437,438	$1,315	$267,955	$3,825,523

Securities by Credit Rating at December 31, 2007

	Government/ Agency Obligations	Standard & Poor’s or Equivalent Designation			Other	Total
		AAA	A-to AA+	Unrated
	(In thousands)
U.S. Treasury securities	$500	$—	$—	$—	$—	$500
Agency mortgage-backed securities	1,359,998	—	—	—	—	1,359,998
Non-agency mortgage-backed securities	—	1,701,047	—	—	—	1,701,047
Obligations of state and political subdivisions	—	368,048	2,321	1,794	—	372,163
Federal Reserve and FHLB stock and other	—	—	4,965	—	243,837	248,802

Total securities	$1,360,498	$2,069,095	$7,286	$1,794	$243,837	$3,682,510

During the third quarter of 2008, the Company sold approximately $5 million in securities and purchased approximately $315 million in new securities, excluding transactions in Federal Home Loan Bank of Atlanta (FHLB) Stock. During the third quarter of 2008, one of the rating agencies downgraded approximately $90.5 million of non-agency mortgage-backed securities that had previously been rated AAA to less than A-. Colonial reviews all non-agency mortgage-backed securities at least quarterly and does not expect to lose any principal or interest on its holdings.

During the second quarter of 2008, the Company did not sell any securities but did purchase approximately $128 million in new securities, excluding transactions in FHLB stock. In April 2008, the Company recorded a gain of $3.0 million from the early termination of a $250 million resell agreement. In connection with its conversion to a state chartered bank, during the second quarter of 2008, Colonial Bank surrendered approximately 1.2 million shares of Federal Reserve Bank Stock at a par value of $61.3 million plus accrued dividends.

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

A summary of the major components of the mortgage warehouse division’s assets is shown in the table below:

	September 30, 2008	December 31, 2007
	(In thousands)
Securities purchased under agreements to resell	$1,493,585	$1,549,664
Loans held for sale	1,986,088	1,484,502
Mortgage warehouse loans	653,398	290,603

Total on balance sheet	4,133,071	3,324,769
Interests sold
Loans held for sale	—	769,221
Mortgage warehouse loans	—	230,779

Total under management	$4,133,071	$4,324,769

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale at September 30, 2008 increased $516 million, or 33.5%, from December 31, 2007, primarily due to an increase in participations purchased by the mortgage warehouse division driven by customer demand and an increase in VA and FHA retail mortgages originated by Colonial. Loans held for sale fluctuate as demand for residential mortgages changes and customer demands change. A summary of the elements that make up loans held for sale is shown in the table below:

	September 30, 2008	December 31, 2007
	(In thousands)
Short-term participations in mortgage loans held for sale (includes $1,873,985 measured at fair value at September 30, 2008)	$1,986,088	$1,484,502
Retail mortgage loans held for sale	72,239	59,720
Other loans held for sale	2,382	—

Total loans held for sale	$2,060,709	$1,544,222

During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4, Fair Value Measurements.

Loans

As real estate markets in the U.S. have deteriorated over recent quarters, the demand for loan products has declined. The impact has been most noticeable in the residential construction market. An impact of the economic slowdown to Colonial is decreased demand for loans from customers who meet the Company’s underwriting criteria. Total loans, net of unearned income, excluding the mortgage warehouse division, decreased $1.1 billion, or 7.2%, from December 31, 2007 to September 30, 2008. Loans in the mortgage warehouse division increased $362.8 million from December 31, 2007. Mortgage warehouse loans increased because Colonial stopped selling interests in mortgage warehouse loans to third-party commercial paper conduits and terminated the off balance sheet facility in January 2008.

Gross Loan Portfolio

The following table shows the Company’s loans by type at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Commercial, financial and agricultural	$1,675,774	$1,506,986
Commercial real estate	5,001,780	5,012,773
Real estate construction	5,448,351	6,296,262
Residential real estate	2,587,610	2,673,823
Consumer and other	471,160	452,642

Total loans	15,184,675	15,942,486
Less: unearned income	(16,319)	(19,308)

Total loans, net of unearned income	$15,168,356	$15,923,178

Loans classified as commercial, financial and agricultural consist of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses, as well as mortgage warehouse lines of credit.

Commercial real estate loans are collateralized by real estate held for investment and business purposes. Included in commercial real estate are loans categorized as owner-occupied, which totaled $1.7 billion, or 33.2% of the commercial real estate loan portfolio, at September 30, 2008.

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

Goodwill

BancGroup records goodwill in an amount equal to the excess of the cost of an acquisition over the fair value of the net assets acquired. During the first nine months of 2008, BancGroup continued to finalize the purchase accounting for acquisitions, thereby resulting in a $3 million increase in goodwill in the second quarter and a $1 million reduction in the third quarter. BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company’s annual impairment test was performed at September 30, 2008 with the assistance of the valuation group of an international accounting firm. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment, if any. The second step initially involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit. Management determined that no goodwill impairment charge was required as of September 30, 2008 as the implied value of goodwill for each tested reporting unit exceeded its carrying value.

Fair values of reporting units are estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on future growth rates, and discount rates that reflect the range of the Company’s market capitalization plus a control premium. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units, management will continue to monitor and evaluate the carrying value of goodwill.

Other Real Estate Owned

Total other real estate owned increased $119.1 million from December 31, 2007 to September 30, 2008. The increase was driven by the Company’s aggressive management of its problem loans in response to deteriorating credit quality. A substantial portion of the outstanding balance relates to properties in waterfront locations in Florida and coastal Alabama.

Deposits

Total deposits decreased $51 million, or 0.3%, from December 31, 2007 to September 30, 2008. The decrease was driven by transaction accounts which decreased $1.7 billion, or 17.3%, over that same time period. This decrease was substantially offset by an increase in time deposits of $1.6 billion, or 18.7%. Refer to the Liquidity and Funding section of Management’s Discussion and Analysis for further information.

Wholesale Borrowings

Wholesale borrowings are comprised of short-term borrowings and long-term debt. Short-term borrowings consist of repurchase agreements, federal funds purchased and U.S. Treasury term investment options. Short-term borrowings increased $189.9 million, or 33%, from December 31, 2007 to September 30, 2008 as Colonial purchased $300 million in U.S. Treasury term investment options and decreased repurchase agreements by $110 million, or 19%. Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt, and capital lease obligations. Total long-term debt increased $14.8 million, or 0.37%, from December 31, 2007 to September 30, 2008. During the period from December 31, 2007 to September 30, 2008, the Company issued $250 million in subordinated debt, which qualifies as Tier 2 regulatory capital; paid off $214 million in FHLB borrowings; and paid off $7.7 million of variable rate subordinated debt and $19.8 million of fixed rate subordinated debt. Refer to Notes 10 and 11, Short-Term Borrowings and Long-Term Debt, respectively, for additional information.

RISK MANAGEMENT

In January 2008, BancGroup created a Risk Committee composed of independent directors to monitor all of Colonial’s risk factors.

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. Colonial seeks to maintain conservative underwriting and credit product standards and has generally avoided nontraditional credit products. The Company’s credit risk management process is centered on comprehensive credit and underwriting policies and procedures, a strong and effective loan approval process, continual audit and review functions and experienced credit professionals at the regional, business-line and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group which continually evaluates changes in credit risk, monitors large concentrations and exposures of all types and locations and implements Colonial Bank’s allowance methodology. Colonial also has a special assets/collections group which is charged with minimizing losses, maximizing recoveries and implementing strategies to reduce problem asset levels. In addition, the internal auditors and regulatory examiners review and perform detailed tests of the Company’s credit risk management activities, such as credit underwriting, loan administration and the allowance process. The overall goals of Colonial’s credit risk management activities include providing a sound basis for new credit extensions and early recognition of problems/risks so that Colonial can maintain a high quality loan portfolio and achieve long-term earnings growth.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and certain deposit activities. The Company’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Commercial Real Estate and Real Estate Construction Loan Categories

A large portion of BancGroup’s loans are secured by real estate, with commercial real estate and construction loans representing 32.9% and 35.9% of total loans as of September 30, 2008, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.4% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have historically experienced higher rates of growth. Currently, Florida, metro Atlanta and Nevada are experiencing a slow-down in real estate markets due to an over supply of houses as well as less demand for real estate. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. The relatively small average loan size and the application of conservative underwriting guidelines help to further reduce risk. Colonial focuses its commercial real estate and construction lending efforts on high quality properties owned and/or developed by experienced customers with whom BancGroup has established relationships. In addition to the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 33.2% of the total commercial real estate portfolio outstanding at September 30, 2008. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally carry less risk than other commercial real estate loans.

The following charts reflect the geographic diversity and property type distribution of total construction and commercial real estate loans at September 30, 2008:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Average Loan Size	$1,119		$737
Weighted Average Loan to Value	71.1%		64.4%
Geographic Diversity (by property location)(1)
Florida	$2,499,727	45.9%	$3,076,404	61.5%
Alabama	526,103	9.6%	588,363	11.8%
Georgia	591,530	10.9%	320,846	6.4%
Texas	901,816	16.5%	436,436	8.7%
Nevada	504,366	9.3%	213,164	4.3%
Other	424,809	7.8%	366,567	7.3%

Total	$5,448,351	100.0%	$5,001,780	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Construction			Retail	22.3%	7.4%
Residential development and lots	25.9%	9.3%	Office	21.8%	7.2%
Residential home construction	10.9%	3.9%	Warehouse	14.4%	4.7%
Residential land	7.6%	2.7%	Multi-Family	9.1%	3.0%
Condominium	5.4%	2.0%	Healthcare	8.4%	2.8%

Total Residential Construction	49.8%	17.9%	Lodging	6.2%	2.0%

Commercial Construction			Church or School	3.7%	1.2%
Commercial land	17.4%	6.2%	Industrial	2.5%	0.8%
Commercial development and lots	11.1%	4.0%	Farm	2.4%	0.8%
Retail	6.8%	2.5%	Other(2)	9.2%	3.0%

Multi-Family	3.9%	1.4%	Total Commercial Real Estate	100.0%	32.9%

Office	3.7%	1.3%
Other(2)	7.3%	2.6%

Total Commercial Construction	50.2%	18.0%

Total Construction	100.0%	35.9%

(1)	No more than 12.4% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,324,644	$938,131
% of 75 Largest Loans to Category Total	24.3%	18.8%
Average Loan to Value Ratio (75 largest loans)	70.8%	68.5%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.46

Residential Construction Loan Category

Residential construction represents approximately half of the Company’s total construction portfolio and consists of residential development and lots, residential home construction, residential land and condominiums. The loans are generally short-term, have the personal guarantees of the principals involved and are underwritten such that each borrower has substantial equity in the project. The weighted average loan to value of the residential construction portfolio was 75.7% at September 30, 2008.

The majority of the Company’s nonperforming assets and net charge-offs during recent quarters relate to residential construction loans. The lack of real estate sales has caused liquidity issues for some of the Company’s borrowers which have resulted in higher than historical levels of nonperforming loans and losses in this portfolio.

The following table and chart show the components of residential construction loans, excluding nonperforming loans of approximately $326.7 million, at September 30, 2008:

Residential Construction Loans

	Total Outstanding		Residential Development	Builder Lot Inventory	Consumer- Owned Lots	Residential Presold	Residential Speculative	Land	Condominium Construction
	Amount	%
	(Dollars in millions)
Florida	$1,102	46%	$406	$57	$75	$60	$143	$178	$183
Texas	476	20	289	29	5	10	44	84	15
Georgia	329	14	168	19	1	18	82	20	21
Alabama	292	12	93	38	27	25	86	16	7
Nevada	145	6	49	1	2	23	20	50	—
Other	43	2	10	1	1	2	4	12	13

Total	$2,387	100%	$1,015	$145	$111	$138	$379	$360	$239

Residential Construction Loans

Other Loan Categories

The risks associated with loans classified as commercial, financial and agricultural are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

BancGroup has a history of successful residential real estate lending, and the asset quality ratios for residential real estate loans remain favorable. The Company has conservative underwriting guidelines and has not offered any products targeting sub-prime borrowers and does not offer higher risk mortgage products such as option ARMs, “pick a payment” loans and low or no documentation loans. The weighted average loan to value of this portfolio was 73.0% at September 30, 2008.

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

The following table summarizes the Company’s loan loss experience for the periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Balance, January 1	$238,845	$174,850
Addition due to acquisition	—	7,147
Provision charged to income	273,942	13,155
Reduction due to sale of mortgage loans originally held for investment	—	(2,303)
Loans charged off	(231,878)	(26,520)
Recoveries	4,091	6,349

Balance, September 30	$285,000	$172,678

Analysis of Net Charge-Offs

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Charge-offs:
Commercial, financial and agricultural	$17,960	$519	$22,411	$2,921
Commercial real estate	4,762	1,917	12,687	2,785
Real estate construction	86,809	8,217	173,763	15,193
Residential real estate	6,904	2,200	12,944	2,751
Consumer and other	6,252	891	10,073	2,870

Total charge-offs	122,687	13,744	231,878	26,520

Recoveries:
Commercial, financial, agricultural	364	2,779	1,227	4,157
Commercial real estate	27	24	234	61
Real estate construction	431	6	799	47
Residential real estate	96	134	403	504
Consumer and other	361	405	1,428	1,580

Total recoveries	1,279	3,348	4,091	6,349

Net charge-offs:
Commercial, financial, agricultural	17,596	(2,260)	21,184	(1,236)
Commercial real estate	4,735	1,893	12,453	2,724
Real estate construction	86,378	8,211	172,964	15,146
Residential real estate	6,808	2,066	12,541	2,247
Consumer and other	5,891	486	8,645	1,290

Total net charge-offs	$121,408	$10,396	$227,787	$20,171

Percent of net charge-offs to average loan category (annualized basis):
Commercial, financial, agricultural	4.39%	(0.65)%	1.75%	(0.12)%
Commercial real estate	0.38%	0.17%	0.33%	0.08%
Real estate construction	6.11%	0.51%	3.88%	0.32%
Residential real estate	1.04%	0.30%	0.64%	0.11%
Consumer and other	5.36%	0.40%	2.52%	0.35%
Total	3.17%	0.27%	1.94%	0.18%

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

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$6,018	$2,467
Commercial real estate	57,155	6,374
Real estate construction	436,352	96,397
Residential real estate	42,125	15,993
Consumer and other	1,135	655

Total nonaccrual loans*	542,785	121,886
Other real estate owned and repossessions	134,951	15,760

Total nonperforming assets*	$677,736	$137,646

Allowance as a percent of nonperforming assets*	42%	174%
Aggregate loans contractually past due 90 days or more for which interest is still accruing	$42,454	$23,837
Net charge-offs quarter-to-date	$121,408	$33,895
Net charge-offs year-to-date	$227,787	$54,066
Total nonperforming assets* as a percent of loans, other real estate and repossessions	4.43%	0.86%
Allowance as a percent of loans	1.88%	1.50%
Allowance as a percent of nonperforming loans*	53%	196%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The increase in nonperforming assets in 2008 was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Refer to the Allowance for Loan Losses discussion in the Risk Management section of Management’s Discussion and Analysis for additional information.

Impaired loans totaled $502.4 million and $105.4 million at September 30, 2008, and December 31, 2007 respectively. The related allowance for loan losses on impaired loans was $65.4 million at September 30, 2008 compared with $11.0 million at December 31, 2007. Substantially all of the impaired loans were on nonaccrual status, and as such were included in nonperforming assets.

In addition to nonperforming assets, the Company is aware of a number of potential problem loans where possible credit problems of borrowers cause management to have concerns as to the ability of such borrowers to comply with present loan repayment terms and which may result in these loans being classified as nonperforming in the future. There were $685.4 million of potential problem loans identified at September 30, 2008 compared to $491.5 million at June 30, 2008. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Additionally, these loans are generally secured by real estate or other assets, thus reducing the potential for loss should they become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

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

The following table represents the output from the Company’s simulation model based on the balance sheet at September 30, 2008 with comparable information for December 31, 2007. The table measures, consistently for both quarters, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the 12 calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Basis Points Change
+200	4.00	6.25	1.1%	3.0%
+100	3.00	5.25	2.8%	2.1%
No rate change	2.00	4.25	—	—
-100	1.00	3.25	(4.7)%	(2.0)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the tables, the Company’s balance sheet became more asset sensitive from December 31, 2007. The change of sensitivity on the asset side was created by an increase in the proportion of variable rate assets from December, 2007 to September, 2008. In addition, on the liability side there has been a shift from non-term transaction accounts to time deposits, there was a shift from variable FHLB and long-term debt to fixed due to FHLB advances converting to fixed rate, and the termination of a received fixed swap on $210 million of subordinated debt. Another key factor contributing to the increase in asset sensitivity in down rates is lower beta assumptions due to the inability to reprice non-term deposits down due to competition and current market strategy.

On each of October 8, 2008 and October 29, 2008, the Federal Reserve lowered the Federal Funds rate target level by 50 basis points, bringing the target Federal Funds rate to 1.00%.

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

Deposit growth remains a primary focus of BancGroup’s funding and liquidity strategy. Colonial’s period end deposits comprise 78% of the Company’s total funding sources and fund 70% of the Company’s total assets at September 30, 2008. Total average deposits for the nine months ended September 30, 2008 increased $2.4 billion, or 14.4%, over the same period of the prior year. Excluding brokered time deposits, total average deposits for the nine months ended September 30, 2008 increased $1.1 billion, or 7.2%, over the same period of the prior year. With branches in four states where the population is expected to grow twice as fast as the rest of the United States, retail deposits have been, and are expected to continue to be, a major component of BancGroup’s funding growth. However, intense competition for retail deposits has increased the cost of deposits above certain wholesale sources.

At September 30, 2008 and December 31, 2007, the Company estimated available wholesale funding in excess of $5 billion. BancGroup has worked to expand the availability of short-term and long-term wholesale funding sources to complement its core deposit base. The Company draws on a variety of funding sources to assist in funding earning asset growth and managing deposit fluctuations. Federal funds lines, collateralized funding facilities, U.S. Treasury term investment options and brokered time deposits are sources for short-term borrowings. Availability from the FHLB is also an important part of BancGroup’s wholesale funding. From time to time, BancGroup has issued REIT preferred securities, subordinated debentures, subordinated notes, junior subordinated debt and common stock and has utilized brokered time deposits to provide both capital and long-term funding.

During October 2008, Colonial secured $700 million of funding through the Federal Reserve’s Term Auction Facility (TAF) at a rate of 1.39% that matures in January 2009. This funding was utilized to further enhance Colonial’s liquidity.

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

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Risk-Based Capital:
Shareholders’ equity	$2,388,957	$2,273,571
Unrealized losses on securities available-for-sale	106,391	3,673
Net impact of cash flow hedges and actuarial gains	(2,428)	741
Qualifying minority interests in consolidated subsidiaries	294,020	293,812
Qualifying trust preferred securities	105,000	105,000
Intangible assets (net of allowed deferred taxes)	(1,044,138)	(1,053,822)
Other adjustments	(1,531)	(3,304)

Tier I Capital	1,846,271	1,619,671

Allowable loan loss and unfunded commitment reserves	231,425	239,845
Subordinated debt	539,247	310,805
45% of net unrealized gains on equity securities available-for-sale	13	—

Tier II Capital	770,685	550,650

Total Capital	$2,616,956	$2,170,321

Risk-Adjusted Assets	$18,457,673	$19,715,951
Quarterly Average Assets (for regulatory purposes)	$25,341,050	$24,266,011

Tier I Leverage Ratio	7.29%	6.67%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	10.00%	8.22%
Total Capital Ratio	14.18%	11.01%

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. The Company received proceeds of $334 million, which is net of all expenses, commissions and underwriters’ discounts. The Company will use the proceeds for general corporate purposes as well as investments in subsidiaries.

FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. A portion of BancGroup’s assets and liabilities are measured at fair value on a recurring basis, including securities available for sale, loans held for sale for which BancGroup has elected the fair value option, and derivative assets and liabilities. Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. In the absence of quoted market prices, management determines the fair value of BancGroup’s assets and liabilities using models which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. The Company’s adoption of SFAS 157 and the process used in determining fair values is more fully described in Note 1, Accounting Policies and Basis of Presentation, and Note 4, Fair Value Measurements.

At September 30, 2008, $5.3 billion, or 20.3%, of BancGroup’s total assets were measured at fair value on a recurring basis. Approximately 71.0% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2008, $16 million, or 0.1%, of BancGroup’s total liabilities were measured at fair value on a recurring basis. Approximately 2.8% of these liabilities were classified as Level 1 or Level 2 within the fair value hierarchy.

At September 30, 2008, $419 million, or 1.6%, of BancGroup’s total assets were measured at fair value on a nonrecurring basis. Approximately 19.8% of these assets were classified as Level 1 or Level 2. At September 30, 2008, there were no liabilities measured at fair value on a nonrecurring basis.

Level 3 assets measured at fair value on a recurring basis were 29.0% of total assets measured at fair value and 5.9% of total assets at September 30, 2008. Level 3 liabilities measured at fair value on a recurring basis were 97.2% of total liabilities measured at fair value and 0.1% of total liabilities at September 30, 2008.

Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 include the following: the Company’s call options related to interests in short-term participations in mortgage loans, interest rate lock commitments and the related forward sales commitments which were transferred into Level 3 during the second quarter of 2008 due to the significance of unobservable inputs (such as the probability of funding) to the overall value of these instruments; and, the Company’s non-agency mortgage-backed securities which were transferred into Level 3 in the third quarter of 2008. The transfer of these securities available for sale into Level 3 was based on a significant reduction in market liquidity for these securities. For further discussion on Level 3 instruments, see Note 4, Fair Value Measurements.

Imprecision in estimating unobservable market inputs can impact the amount of income or loss recorded for a particular fair value measurement. Furthermore, while BancGroup believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4, Fair Value Measurements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

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

Current market volatility and industry developments may adversely affect our business and financial results

The volatility in the capital and credit markets along with the housing declines during the last year have resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

Further, if other financial institutions fail to be adequately capitalized or funded, it may negatively impact our business and financial results. We routinely interact with numerous financial institutions in the ordinary course of business and are therefore exposed to operational and credit risk to those institutions. Failures of such institutions may significantly adversely impact our operations.

The impact of the Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry

The EESA was signed into law on October 3, 2008. The legislation is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. The EESA may not have the intended effect and therefore the condition of the financial services industry may worsen instead of improving. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely impact our business, our financial condition, our financial results, our access to funding or capital as well as the trading price of our common stock or other instruments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities—N/A

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders —N/A

Item 5.	Other Information —N/A

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
1.1	Underwriting agreement dated February 28, 2008, between The Colonial BancGroup, Inc. and the underwriters, filed as exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.1	Indenture from The Colonial BancGroup, Inc. to The Bank of New York Trust Company, N.A., Trustee, relating to the 8.875% Subordinated Notes due 2038 dated March 1, 2008, filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.2	Form of the Subordinated Notes due 2038, filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

4.3	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated May 2, 2008, filed as the Registrant’s Registration Statement on Form S-3 (File No. 333-150623), filed and made effective May 2, 2008 and incorporated herein by reference.

10.1	The Colonial BancGroup, Inc. Stock Plan for Directors, as amended, filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

10.2	The Colonial BancGroup, Inc. Management Incentive Plan, as amended, filed as exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer.

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer.

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 6th day of November, 2008.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer