Form 10-K
period 2008-12-31
COLONIAL BANCGROUP INC
filed 2009-03-02
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $840,485,626, based on the closing price of $4.42 per share as reported on the New York Stock Exchange. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2009
Common Stock, $2.50 par value per share	202,449,152 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Definitive Proxy Statement for 2009 Annual Meeting as specifically referred to herein	Part III

PART I

Item 1.	Business

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

At December 31, 2008, BancGroup and its subsidiaries had 4,808 full-time equivalent employees. BancGroup’s principal offices are located at 100 Colonial Bank Blvd., Montgomery, Alabama 36117, and its mailing address is: P.O. Box 241148, Montgomery, Alabama 36124. BancGroup’s telephone number at its principal office is (334) 676-5000.

Subsidiary Bank

Colonial Bank was converted into an Alabama state-chartered non-member bank on June 10, 2008. Its legal name was changed to “Colonial Bank.” As of December 31, 2008, Colonial Bank had a total of 347 branches, with 197 branches in Florida, 90 branches in Alabama, 19 branches in Georgia, 21 branches in Texas and 20 branches in Nevada. Colonial Bank conducts a general commercial banking business in its respective service areas and offers a variety of demand, savings and time deposit products as well as extensions of credit through personal, commercial and mortgage loans within each of its market areas. Colonial Bank also provides additional services to its markets through wealth management services, electronic banking services and credit card services. Through its wealth management area, Colonial Bank’s wholly owned subsidiaries, Colonial Investment Services, Inc., Colonial Investment Services of Florida, Georgia, Nevada and Tennessee offer various insurance products and annuities for sale to the public. These subsidiaries are regulated by each state’s department of insurance.

Colonial Bank encounters intense competition in its commercial banking business, generally from other banks located in its respective metropolitan and service areas. Colonial Bank competes for interest bearing funds with other banks and with many non-bank issuers of securities. Competition also exists with banks in other metropolitan areas of the United States, many of which are larger in terms of capital resources and personnel. In the conduct of certain aspects of its commercial banking business, Colonial Bank competes with savings and loan associations, credit unions, mortgage banks, factors, insurance companies and other financial institutions. At December 31, 2008, Colonial Bank accounted for approximately 99.3% of BancGroup’s consolidated assets.

Other Financial Services Operations

BancGroup’s subsidiary Colonial Brokerage, Inc., a Delaware corporation, provides full service and discount brokerage services and investment advice and is a member of and is regulated by the Financial Industry Regulatory Authority.

Executive Overview of Operations and Condition

The financial services industry in the United States is operating today in an exceptionally difficult, uncertain and rapidly changing environment presenting risks that are difficult to assess and quantify. As of December 31, 2008, BancGroup and Colonial Bank met all applicable regulatory requirements relating to capital. For the year ended December 31, 2008, however, BancGroup reported a net loss of $880.5 million (including a net goodwill impairment charge of $534.4 million) compared to net income of $180.9 million in 2007. During 2008, Colonial charged off $642.8 million of loans and recorded a provision for loan losses of $728.9 million, representing substantial increases over the 2007 net charge-offs of $54.1 million and a loan loss provision of $106.5 million. The results of operations and financial condition of BancGroup and Colonial Bank led to increased regulatory scrutiny during the fourth quarter.

Because of continued economic uncertainty, the Company elected to apply for participation in the U.S. Treasury Department’s Capital Purchase Program (TARP). During the fourth quarter of 2008, the Company received preliminary approval to issue a maximum of $553 million of TARP preferred stock to the U.S. Treasury Department. The preliminary approval is subject to certain conditions, including the raising of $300 million in additional capital from unaffiliated parties. As of December 31, 2008, the maximum amount of TARP preferred stock the Company could issue would be approximately $536 million.

Since receiving preliminary approval, the Company has pursued a number of capital-raising alternatives. On January 27, 2009, SunTx Capital Partners (SunTx) of Dallas, Texas, signed a non-binding letter of intent with BancGroup relating to a potential investment by SunTx and prospective co-investors of up to 24.9% of the Company’s proforma capitalization, subject to the negotiation of a definitive agreement, completion of due diligence and obtaining the necessary approvals. In addition, BancGroup is currently in discussions with other third parties regarding potential investments in or other transactions with the Company. The current condition of the banking industry and the overall uncertainty in financial markets have negatively impacted Colonial’s capital raising efforts. No assurances can be given that the Company will be able to raise the capital necessary to satisfy the conditions of the TARP preliminary approval or as to the price, terms or structure of any such transactions.

BancGroup’s common stock has recently traded below $1 per share. Raising $300 million of additional capital through the sale of common equity interests at current prices would therefore dilute existing shareholders to a minority position. Moreover, in the event BancGroup is not successful in raising additional capital in the near term, both Colonial Bank and BancGroup would likely become subject to even greater regulatory supervision, which could result in additional restrictions. Although the New York Stock Exchange, on which BancGroup’s stock is traded, has recently announced a proposed temporary suspension through June 30, 2009 of its stock-price rule, the Exchange’s existing rules require that a listed company’s stock trade at or above $1 per share.

The preceding discussion is only a brief summary of the Company’s condition, results of operations and regulatory categorization and should be read in conjunction with Risk Factors, Legal Proceedings, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Segment Information

The Company has six reportable segments for management reporting — five regional bank segments located in Florida, Alabama, Georgia, Nevada and Texas, and the mortgage warehouse segment headquartered in Orlando, Florida. Each regional bank segment consists of commercial lending and full service branches in its geographic region. The branches provide a full range of traditional banking products as well as wealth management and mortgage banking services. The mortgage warehouse segment provides financing collateralized by residential mortgage loans and other services to mortgage origination companies. Corporate functions not included in these reportable segments include treasury and parent activities, back office operations and intercompany eliminations. These functions are reported together as Corporate/Treasury/Other. For additional information related to segments, see Note 27, Segment Information, in the Notes to Consolidated Financial Statements.

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

Regulatory Environment

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

Colonial Bank converted from a national banking association subject to supervision and examination by the Office of the Comptroller of the Currency (OCC) to an Alabama state-chartered bank on June 10, 2008, subject to supervision and examination by the Alabama State Banking Department and the Federal Deposit Insurance Corporation (FDIC). To the extent provided by law, the deposits of Colonial Bank are insured by the FDIC. The FDIC assesses deposit insurance premiums, the amount of which may, in the future, depend in part on the condition of Colonial Bank. Moreover, the FDIC may terminate deposit insurance of Colonial Bank under certain very limited circumstances. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.

Current Regulatory Matters

Due to their current condition and results of operations, BancGroup and Colonial Bank are operating under heightened regulatory scrutiny and have been and will be taking steps which are expected to improve their asset quality and capital. Colonial Bank entered into an informal Memorandum of Understanding (the Bank MOU) with the FDIC and the Alabama State Banking Department on December 15, 2008, and BancGroup entered into an informal Memorandum of Understanding (the BancGroup MOU) with the Federal Reserve Bank of Atlanta on January 6, 2009. Neither the Bank MOU nor the BancGroup MOU is considered to be a “written agreement” pursuant to Section 8 of the FDI Act.

Key elements of the Bank MOU include: improvement of regulatory capital ratios to an 8% Tier I leverage ratio and a 12% total risk-based capital ratio by March 31, 2009; reduction in classified asset levels by dates beginning June 30, 2009; enhancement of the Company’s credit process and prior regulatory approval for the payment of dividends on Colonial Bank common stock.

Key elements of the BancGroup MOU include: utilization of holding company resources to support Colonial Bank in meeting the requirements of the Bank MOU and prior regulatory approval for the issuance of debt, payment of BancGroup dividends, or purchase or redemption of treasury stock.

As of December 31, 2008, Colonial Bank maintained capital sufficient to meet the minimum capital levels to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.

The attainment of the targeted capital ratios included in the Bank MOU will require either (1) a significant increase in Colonial Bank’s capital, or (2) a substantial decrease in Colonial Bank’s asset levels. One means of achieving the significant increase to Colonial Bank’s capital is the issuance of preferred stock under the U.S. Treasury Department’s Capital Purchase Program. As discussed under Risk Factors, Colonial’s final approval to sell preferred stock to the U.S. Treasury Department is contingent upon Colonial raising additional capital of $300 million and the closing conditions set forth in the final definitive agreements.

These matters are a major focus of the attention and efforts of the Board of Directors and management.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, among other things, amended the BHCA to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that bank holding company’s home state regardless of state law prohibitions. In addition, this legislation also amended the Federal Deposit Insurance Act to permit the merger of insured banks with banks in other states, subject to certain limitations.

FDIC Improvement Act

As a result of enactment of the FDIC Improvement Act (FDICIA) in 1991, banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including, but not limited to, compensation standards, loan underwriting standards, asset growth and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place the institution into receivership.

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

Privacy Laws

In 2000, the federal banking regulators issued final regulations implementing certain provisions of GLBA governing the privacy of consumer financial information. The regulations limit the disclosure by financial institutions, such as BancGroup, Colonial Bank and certain of their subsidiaries, of nonpublic personal information about individuals who obtain financial products or services for personal, family or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for customers to opt-out of disclosures to nonaffiliated third parties.

The Fair Credit Reporting Act (FCRA) governs the ability of a financial institution to share customer financial information with its affiliates. The FCRA requires financial institutions to provide their customers with notice and an opportunity to opt-out before sharing certain information with its affiliates. In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (FACTA) was enacted. FACTA includes a provision further limiting a financial institution’s ability to share customer information with its affiliates for marketing purposes by requiring financial institutions to provide their customers with the ability to opt-out of such sharing of customer information. Regulations implementing this provision of FACTA had a mandatory effective date of October 1, 2008. FACTA section 114, which requires institutions to develop and implement a written program to detect, prevent and mitigate identity theft for certain new and existing accounts, was required to be in place by November 1, 2008.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of GLBA relating to the protection of customer information. The regulations, applicable to financial institutions, like Colonial Bank, and certain of their nonbank subsidiaries, and to bank holding companies, like BancGroup, and certain of their nonbank subsidiaries, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to: (i) ensure the security and confidentiality of customer records and information; (ii) protect against any anticipated threats or hazards to the security or integrity of such records; (iii) protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer; and (iv) ensure the proper disposal of such information.

In March 2005, the federal banking agencies jointly issued Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice. The guidance requires all financial institutions to implement a response program to address security breaches involving customer information. The guidance requires a financial institution’s response to include, among other things, procedures for notifying customers about incidents of unauthorized access when certain criteria are met.

Bank Secrecy Act

The Bank Secrecy Act (BSA) is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports and currency transaction reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties. In July 2007, federal banking regulators issued the Interagency Statement on Enforcement of Bank Secrecy Act/Anti- Money Laundering Requirements to provide greater consistency among the agencies in enforcement decisions in BSA matters and to offer insight into the considerations that form the basis of such BSA enforcement decisions.

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law. The USA PATRIOT Act amended the BSA and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. BancGroup has adopted policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

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

Payment of Dividends and Other Restrictions

BancGroup is a legal entity separate and distinct from its subsidiaries, including Colonial Bank. There are various legal and regulatory limitations on the extent to which BancGroup’s subsidiaries can, among other things, finance, or otherwise supply funds to, BancGroup. There are legal restrictions under federal and state law on the payment of dividends by banks. The relevant regulatory agencies also have authority to prohibit BancGroup and Colonial Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of BancGroup and Colonial Bank, be deemed to constitute such an unsafe or unsound practice. As previously discussed, both Colonial Bank and BancGroup are required to receive prior regulatory approval for the payment of dividends on common stock.

In addition, Colonial Bank and its subsidiaries are subject to limitations under Sections 23A and 23B of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, BancGroup and its other subsidiaries. Furthermore, loans and extensions of credit are also subject to various collateral requirements. The Federal Reserve has adopted Regulation W, which combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act.

Capital Adequacy

The Federal Reserve has adopted regulations which provide for minimum risk-based and leverage capital guidelines for bank holding companies. The minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier I capital. The minimum required leverage capital ratio is 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. A minimum leverage ratio of 4% is required for bank holding companies not meeting these criteria. Generally, bank holding companies are expected to operate well above the minimum capital ratios. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Failure to meet capital guidelines can subject a bank holding company to a variety of formal and informal enforcement remedies, including restrictions on its operations and activities.

Regarding depository institutions, the prompt corrective action provisions of the federal banking statutes establish five capital categories (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. To be considered “well capitalized,” an institution must maintain a ratio of total capital to risk weighted assets of at least 10% of which 6% must consist of Tier I capital as well as a Tier I leverage ratio of at least 5%. To be considered adequately capitalized, the institution must maintain those same capital ratios at levels equal to or exceeding 8%, 4% and 4%, respectively. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels and subjected to the supervisory restrictions applicable to institutions in the lower capital category. As of December 31, 2008, Colonial Bank met the minimum capital levels to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. See specific discussion of Colonial Bank’s and BancGroup’s capital adequacy as previously discussed under Current Regulatory Matters.

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

Colonial Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. Colonial Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2008, assessment rates for insured institutions ranged from 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. In 2009, assessment rates are expected to range between 12 and 50 cents per $100 of assessable deposits for the first quarter and 8 and 77.5 cents per $100 of assessable deposits for the remainder of the year. The large premium increase is due to the Emergency Economic Stabilization Act of 2008 and the Temporary Liquidity Guarantee Program, both of which increased the deposit insurance coverage available to Colonial’s depositors.

Emergency Economic Stabilization Act of 2008.    In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor. This revision is currently effective through December 31, 2009.

Temporary Liquidity Guarantee Program.    In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) on October 13, 2008. Participation in the program is voluntary. However, once participation is elected, it can not be revoked. Colonial has chosen to participate in the Transaction Account Guarantee Program component of the TLGP. Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts. Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal. Also covered are interest on lawyers’ trust accounts (IOLTA) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points. These revisions are only effective through December 31, 2009.

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

The Reform Act authorized the FDIC to revise the risk-based assessment system. Accordingly, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF. The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.50% for the DIF, depending on projected losses, economic changes and assessment rates at the end of each calendar year. In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.

In November 2006, the FDIC adopted changes to its risk-based assessment system. Under the new system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred during the 1980’s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2008 was 1.12 cents per $100 for insured deposits. For the first quarter of 2009, the FICO assessment rate for such deposits will be 1.14 cents per $100 of assessable deposits.

Alabama State Banking Department Assessment

The Alabama State Banking Department imposes a quarterly assessment on all state banks under its supervision. The amount of the quarterly assessment is based on the bank’s total assets at the end of the prior quarter. Colonial Bank’s state assessment expense for the year ended December 31, 2008 was $1.2 million. Prior to Colonial Bank converting to a state-chartered bank on June 10, 2008, Colonial paid assessments to the OCC totaling $1.6 million for the first half of 2008. No assessment was paid to the OCC for the second half of the year.

Other Subsidiary Regulation

Certain subsidiaries of BancGroup and Colonial Bank are regulated by other governmental agencies. Where material, such regulation is disclosed with the disclosure of the subsidiary.

Additional Information

Additional information, including statistical information concerning the business of BancGroup, is set forth herein. See Selected Financial Data and Selected Quarterly Financial Data 2008-2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of BancGroup is contained herein at Item 10.

Item 1A.	Risk Factors

Industry Factors

As a financial services company, our business and earnings are significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be further harmed in the event of a continuation or deepening of the current U.S. recession or further market deterioration or disruption.

Our business and earnings are sensitive to general business, economic and market conditions in the United States. These conditions include changes in short-term and long-term interest rates, inflation, deflation, fluctuation in the real estate and debt capital markets, developments in national and regional economies and changes in government policies and regulations.

Our business and earnings are particularly sensitive to economic and market conditions affecting the real estate industry because most of our loan portfolio consists of commercial real estate, construction and residential loans. While generally containing lower risk than unsecured loans, commercial real estate and construction loans generally involve higher credit risk than conventional single-family residential loans. Such loans also generally involve larger individual loan balances. In addition, real estate construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because many real estate construction borrowers’ ability to repay their loans is dependent on successful development of their properties, as well as the factors affecting residential real estate borrowers. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property’s value at completion of construction equals or exceeds the cost of property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Construction and commercial real estate loans also involve greater risk because they may not be fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower being able to refinance the loan, timely sell the underlying property or liquidate other assets.

The current U.S. recession has resulted in a reduction in the value of the real estate assets securing a large portion of the loans that we hold. An increasing number of borrowers have become delinquent or defaulted on their loans, thereby adversely affecting our results of operations and financial condition, including the value of our intangible assets. A further increase in the number of delinquencies or defaults would result in higher levels of nonperforming assets, net charge-offs and provision for loan losses, adversely affecting our results of operations and financial condition.

The condition of the residential mortgage and related markets and the economy may deteriorate further and adversely affect our business.

Recently, the residential mortgage market in the United States has experienced a variety of worsening economic conditions that have adversely affected the performance and market value of our residential construction and mortgage loans. Across the United States, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans generally have increased and may continue to increase. In addition, housing prices and appraisal values in most markets have declined or stopped appreciating. An extended period of flat or declining housing values may result in additional increases in delinquencies and further losses on residential construction and mortgage loans.

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

We operate in a highly competitive industry which has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a financial services company called a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. A number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures. Many nonbanks have converted to bank holding companies in order to receive government assistance under the U.S. Treasury Department’s Capital Purchase Program (TARP). The newly formed bank holding companies are expected to increase competition for deposits and other business traditionally pursued by banks.

The financial services industry is heavily regulated by federal and state agencies.

The Company, its subsidiary bank and certain nonbank subsidiaries are heavily regulated by federal and state agencies. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to discussions of regulatory considerations contained in Item 1 — Business and Note 19, Regulatory Matters and Restrictions.

The Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2009 (ARRA) may not stabilize the financial services industry or the U.S. economy.

The EESA was signed into law on October 3, 2008. The legislation was intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs have been and are being developed and implemented under EESA. The EESA may not have the intended effect and therefore the condition of the financial services industry may worsen instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely impact our business, our financial condition, our financial results, our access to funding or capital as well as the trading price of our common stock or other instruments.

The ARRA was signed into law on February 17, 2009. The legislation was intended to provide immediate and long-term solutions to the current U.S. recession. The ARRA may not have the intended effect; therefore, the current U.S. recession and the condition of the financial services industry may worsen instead of improve. The failure of the ARRA to improve the current U.S. recession and/or improve the condition of the U.S. banking system could significantly adversely impact our business, our financial condition, our financial results, or our access to funding or capital, as well as the trading price of our common stock or other instruments.

Current market volatility and industry developments may adversely affect our business and financial results.

The volatility in the capital and credit markets along with the housing declines during the last year have resulted in significant pressure on the financial services industry. We have experienced a higher level of foreclosures and higher losses upon foreclosure than we have historically. If current volatility and market conditions continue or worsen, there can be no assurance that our industry, results of operations or our business will not continue to be significantly adversely impacted. We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital, if needed.

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

Strategies to manage interest rate risk may yield results other than those anticipated.

Changes in the interest rate environment are difficult to predict. Net interest margins can expand or contract which can significantly impact our overall earnings. Changes in interest rates can also adversely affect how we apply critical management estimates, our projected returns on investments, as well as the determination of fair values of certain assets.

Events such as natural disasters, acts of terrorism or war occurring in the U.S. could affect our business and financial results.

Our business and earnings are sensitive to general business, economic and market conditions occurring in the U.S. and particularly in our primary markets. Events such as natural disasters, a terrorist attack or war could result in prolonged business disruption and/or materially impair the value of collateral securing loans, which could adversely impact our business.

Company Factors

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA), and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program are evolving and may have adverse effects on us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the Troubled Asset Relief Program will limit (without the consent of the U.S. Treasury Department) our ability to pay a dividend on common stock or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the Federal Deposit Act, may have an adverse effect on us, whether or not we participate in the programs. Participation in the FDIC Temporary Liquidity Guarantee Program requires the payment of additional insurance premiums to the FDIC based upon the increased deposit coverage afforded thereunder. Further, we will be required to pay significantly higher Federal

Deposit Insurance Corporation premiums because market developments have decreased the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The full effects of these various programs cannot reliably be determined at this time.

Failure to receive final approval for participation in the U.S. Treasury Department’s Capital Purchase Program (TARP) or our inability to raise additional capital on terms and conditions that are satisfactory to us could have a significant impact on our Company.

During the fourth quarter of 2008, we received preliminary approval from the U.S. Treasury Department to participate in its Capital Purchase Program subject to raising additional capital of at least $300 million. The amount of TARP preferred stock to be issued is subject to a maximum of 3% of our latest bank holding company total risk weighted assets. As of December 31, 2008, if all conditions are satisfied the maximum amount of TARP preferred stock we would expect to issue to the U.S. Treasury Department is approximately $536 million. The preliminary approval also includes provisions concerning the timely completion of the preferred stock agreements by Colonial, which time has since elapsed. BancGroup has been informed by a representative of the U.S. Treasury Department that the Company will be allowed additional time to satisfy the conditions contained in the preliminary approval. The preliminary approval also contains other provisions which, along with the time constraints, would allow the U.S. Treasury Department to modify or revoke the preliminary approval. While we are actively pursuing a variety of capital raising alternatives to satisfy the preliminary approval conditions to issue TARP preferred stock, we cannot guarantee our success, and therefore we may not receive additional third party capital or issue TARP preferred stock, and could therefore be subject to increased regulatory oversight pursuant to the MOUs discussed in Item 1 and in these Risk Factors below. Failure to adequately address the regulatory concerns in these informal MOUs may result in actions by our banking regulators under the prompt corrective action provisions ranging from a formal written agreement pursuant to Section 8 of the FDIC Improvement Act which would preclude Colonial Bank from being considered well capitalized to the restriction or prohibition of certain activities by BancGroup or Colonial Bank. If Colonial Bank were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring Colonial Bank to an acceptable capital category and our failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of Colonial Bank’s net assets.

The issuance of preferred stock and convertible warrants to the U.S. Treasury Department as well as any additional capital raised from the private sector would dilute the Company’s existing common shareholders.

As discussed above, if the Company is successful in raising additional capital and issues TARP preferred stock and warrants to the U.S. Treasury Department, existing common shareholders will experience significant dilution to their current ownership in the Company.

The holding company and Colonial Bank are subject to heightened regulatory scrutiny and oversight.

Due to their current condition and results of operations, BancGroup and Colonial Bank are operating under heightened regulatory scrutiny and have been and will be taking steps which are expected to improve their asset quality and capital. Colonial Bank entered into an informal Memorandum of Understanding with the FDIC and the Alabama State Banking Department on December 15, 2008, and BancGroup entered into an informal Memorandum of Understanding with the Federal Reserve Bank of Atlanta on January 6, 2009, addressing, among other items, management of asset quality and increased capital for Colonial Bank. Colonial Bank has agreed to increase its Tier I leverage ratio to 8% and its total risk-based capital ratio to 12% by March 31, 2009 and to improve asset quality by dates beginning June 30, 2009. While management is attempting to comply with these deadlines through the capital raising transactions described in Item 1 under Executive Overview of Operations and Conditions, failure to do so may result in the consequences described in the following paragraph. Colonial Bank may not pay dividends on its common stock owned by BancGroup without the prior written consent of the FDIC and the Alabama State Banking Department. BancGroup has agreed to use its resources to support Colonial Bank. BancGroup will not pay dividends on its common or preferred stock, purchase or redeem treasury stock, or incur additional debt or refinance existing debt without prior written consent of the Federal Reserve and the Alabama State Banking Department. Additionally, if BancGroup receives the U.S. Treasury

Department’s Capital Purchase Program funds, we will be required to receive approval from the U.S. Treasury Department prior to the payment of any dividend on common stock or the repurchase of any common stock so long as any securities issued under such program remain outstanding. These matters are a major focus of the attention and efforts of the Board of Directors and management.

Failure to adequately address the regulatory concerns in these informal memoranda may result in actions by our banking regulators against BancGroup and/or Colonial Bank such as the imposition of a written agreement or a cease and desist order pursuant to Section 8 of the FDIC Act. Such actions could preclude Colonial Bank from being considered well capitalized and/or impose other restrictions or prohibitions of certain activities by BancGroup or Colonial Bank. If Colonial Bank were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring Colonial Bank to an acceptable capital category, and our failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of Colonial Bank’s net assets.

Any current or future litigation, regulatory investigations, proceedings, inquiries or changes could have a significant impact on our Company.

The financial services industry, including BancGroup, has experienced unprecedented market value declines caused primarily by the current U.S. recession and real estate market deterioration. As a result of the current market perceptions of shareholder advocacy groups as well as the new U.S. Administration in Washington, D.C., litigation, proceedings, inquiries or regulatory changes are all distinct possibilities for financial institutions. We are, and will in the future be, the subject of shareholder litigation. Such actions or changes could result in significant costs. See Legal Proceedings in Item 3 for more information.

The concentration of our assets in Florida makes us sensitive and more susceptible to changes in the economic, demographic and regulatory conditions in that state.

A significant portion of the loans in our portfolio are secured by residential and commercial properties in Florida. Deteriorating real estate market conditions and a significant economic downturn in Florida have negatively impacted our business. Worsening conditions in the Florida real estate markets could continue to adversely affect our borrowers’ ability to repay as well as impact the value of the collateral underlying our loans. Real estate values are impacted by various factors, including general economic conditions, governmental rules or policies and natural disasters. The occurrence of a natural disaster, such as a hurricane, could result in a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on the uninsured portions of these loans. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our results.

Negative public opinion could damage our reputation and adversely impact our business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual, alleged or perceived conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance, acquisitions, as a defendant in litigation, or from actions taken by government regulators or community organizations. Negative public opinion can adversely affect our ability to attract and/or retain customers and can expose us to litigation or regulatory action. Negative public opinion could also affect our credit ratings, which are important to our access to certain sources of wholesale borrowings, thereby increasing the cost or reducing, or eliminating, the availability of these sources of funding.

Disruptions in our ability to access capital markets may negatively affect our capital resources and liquidity.

In managing our consolidated balance sheet, we depend on access to capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include deposits, inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank of Atlanta and the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of depositors, debt purchasers, or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our borrowing costs and our liquidity.

Deposit pricing may continue to negatively impact our net interest margin and earnings.

Intense competition for liquidity during 2008 resulted in elevated rates being paid on time deposits, thereby compressing net interest margin and reducing net interest income. A continuation or exacerbation of such competition for time deposits would continue to adversely impact our earnings and financial condition.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from its subsidiaries. Dividends from Colonial Bank are a significant source of funds for BancGroup to pay any future dividends on the holding company’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Colonial Bank may not currently pay dividends on its common stock without prior written consent of its regulators. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to Payment of Dividends and Other Restrictions in Item 1 and Note 19, Regulatory Matters and Restrictions.

Our accounting policies and methods determine how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with accounting principles generally accepted in the United States but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1, Summary of Significant Accounting and Reporting Policies and Basis of Presentation, describes our significant accounting policies.

We have identified six accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) allowance for loan losses; (2) fair value of financial instruments; (3) purchase accounting and goodwill; (4) income taxes; (5) consolidations; and (6) stock-based compensation. A change in management’s assumptions and estimates underlying these critical accounting policies could result in a material change to the Company’s financial position and results of operations. For more information, refer in this report to Critical Accounting Policies in Management’s Discussion and Analysis.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing the inherent losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any inherent losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

Our financial instruments carried at fair value expose us to certain market risks.

We maintain an available for sale securities portfolio which includes various types of instruments and maturities. In addition, we elected to record selected loans held for sale at fair value. The changes in fair value of the loans held for sale that we have elected to carry at fair value are recognized in earnings. The securities and loans held for sale are exposed to market risks related to changes in interest rates, market liquidity, and market-based credit spreads, as well as to the risk of default by specific borrowers. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may elect to carry additional financial assets or financial liabilities at fair value in the future.

Our mix of products and customers subjects us to potential concentration risk.

Colonial Bank offers a defined group of products, both retail and commercial, to its customers throughout the branch network. As a result of the products offered and customers served, BancGroup is subject to concentration risk. See the Concentration discussion within the Risk Management section of Management’s Discussion and Analysis for further information.

We depend on the expertise of key personnel. If these individuals leave without effective replacements, operations may suffer.

The future success of our business will be dependent to a large degree on the continued services of executive officers and other key personnel who have extensive experience in the banking industry. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business could be negatively impacted. Current compensation limits for key personnel at institutions receiving any government funds may increase the risk of loss of their services and create a competitive disadvantage with non-U.S. peer institutions or institutions not receiving any government funds.

We may not realize the expected benefits from our Colonial 1st Project.

The Colonial 1st Project, launched in December 2008, is an employee-driven effort to create a more efficient organization that delivers greater value for our shareholders and an enhanced banking experience for our customers. We are still in the early stages of this project and cannot be sure what the ultimate increase to annual pre-tax earnings will be, but other financial institutions of comparable size that have gone through this process have reported significant increases. The amounts of efficiency gains and earnings from new revenue growth initiatives are based on estimates and assumptions regarding future business performance and operating expenses. The anticipated cost savings and revenue enhancements from the Colonial 1st Project may not be achieved in their entirety or accomplished within our expected time frame. Accordingly, we cannot guarantee that the anticipated benefits from the Colonial 1st Project will be realized.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including, but not limited to:

•	actual or anticipated variations in our quarterly operating results;

•	recommendations by securities analysts;

•	short selling of our stock and increased failures to deliver;

•	new technology used, or services offered, by our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate our acquisitions or realize anticipated benefits from our acquisitions, or, conversely, a more successful integration or realization of more benefits than anticipated;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	potential actions of the banking regulators.

The current price of our common stock is below the minimum allowed by New York Stock Exchange (NYSE) listing requirements.

BancGroup’s stock is listed on the NYSE. The NYSE requires that listed stocks trade at or above $1 per share. The closing price of our stock has recently fallen below $1 per share for a number of days. If the average closing price is below $1 per share for 30 consecutive trading days, the NYSE may send us a de-listing notification, which we would disclose in a press release. Within ten days after receiving such notification, we can submit a proposal to the NYSE to bring our stock price above $1 within six months. However, there can be no assurance we will be successful in implementing such a proposal. If our common stock were to be de-listed from the NYSE, it would be traded over the counter, unless we were able to list it on another exchange. A de-listing by the NYSE would likely cause trading in our stock to be less liquid.

On February 26, 2009, the NYSE announced a proposed temporary suspension of the stock-price rule through June 30, 2009. Although effective immediately, the rule is subject to a 30-day operative delay under Securities and Exchange Commission rules, for which the NYSE has requested and expects to receive a waiver. As the suspension is currently proposed, if our stock price remains below $1 per share during the suspension period, the compliance period for the 30 consecutive trading days will resume on July 1, 2009.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause our stock price to decrease regardless of our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

BancGroup owns its corporate offices in Montgomery, Alabama. Operations centers in Birmingham, Alabama and Orlando, Florida are leased. BancGroup maintains regional executive offices in Alabama, Florida, Georgia, Nevada and Texas.

As of December 31, 2008, Colonial Bank owned 189 and leased 158 of its full-service branches. For additional information, see Note 1, Summary of Significant Accounting and Reporting Policies and Basis of Presentation, Note 10, Commitments and Contingent Liabilities, and Note 13, Premises and Equipment.

Item 3.	Legal Proceedings

During the first quarter of 2009, BancGroup, certain officers and directors were named as defendants in purported class action lawsuits filed in the U.S. District Court for the Middle District of Alabama alleging violations of federal securities laws. These lawsuits, brought on behalf of shareholders who purchased BancGroup securities as early as January 23, 2008 and as late as January 27, 2009, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period. The lawsuits seek unspecified compensatory damages (including interest), cost and expense, and injunctive relief. The lead plaintiff and class counsel have not been selected. Colonial has until March 4, 2009 to respond to the claims in the first lawsuit.

On February 24, 2009, BancGroup received notice of a shareholder derivative action filed in the Circuit Court of Montgomery County, Alabama, seeking to recover damages caused to the Company by its officers and directors. BancGroup’s directors and senior officers are alleged to have breached their fiduciary obligations to the Corporation in connection with the Company’s participation in the U.S. Treasury Department’s TARP programs. Colonial has until March 24, 2009 to respond to the claims.

Because these lawsuits were recently filed and there are significant uncertainties involved in any potential class action litigation, management is unable to predict the outcome of the purported class action or derivative lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. BancGroup and its directors and officers intend to vigorously defend each of the lawsuits.

In the opinion of BancGroup, based on review and consultation with legal counsel, the outcome of all other litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancGroup’s Common Stock is traded on the New York Stock Exchange under the symbol “CNB.” As of February 18, 2009, BancGroup had 202,449,152 outstanding shares of Common Stock, with 9,959 registered shareholders.

The following table indicates the high and low sales prices for and dividends paid on Common Stock during 2008 and 2007.

	Sale Price of Common Stock		Dividends Declared On Common Stock (per share)
	High	Low
2008
1st Quarter	$16.06	$9.57	$0.190
2nd Quarter	10.67	3.38	0.095
3rd Quarter	10.50	3.05	0.095
4th Quarter	9.50	1.40	0.000

2007
1st Quarter	$26.80	$23.86	$0.1875
2nd Quarter	25.43	23.49	0.1875
3rd Quarter	25.50	19.30	0.1875
4th Quarter	22.47	12.85	0.1875

In the fourth quarter of 2008, BancGroup’s Board of Directors suspended its quarterly dividend. The restrictions imposed upon Colonial Bank in regard to its ability to pay dividends to BancGroup, which in turn limit BancGroup’s ability to pay dividends, are described further herein as well as in Payment of Dividends and Other Restrictions in Item 1.

The information required by this item concerning Equity Compensation Plans is included in Item 12 and Note 22, Stock-Based Compensation, both of which are incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Cumulative through December 31, 2007	8,606,800	$24.26	8,606,800	$91,175,000

January 1 – December 31, 2008	—	$—	—	$91,175,000

Cumulative through December 31,2008	8,606,800	$24.26	8,606,800	$91,175,000

(1)	Information is as of the end of the period.

In 2006, the Company publicly announced two share repurchase programs to purchase shares of BancGroup Common Stock not to exceed a combined total of $150 million. During 2007, both of these repurchase programs were completed. On June 11, 2007, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $150 million, of which approximately $91.2 million has yet to be purchased. This program will terminate on the earlier of its completion or June 8, 2009. BancGroup did not make any purchases during 2008 and is not expected to make any purchases in 2009.

Shareholder Performance Graph

Set forth below is a line graph comparing the five-year cumulative return of BancGroup common stock, based on an initial investment of $100 on December 31, 2003 and assuming reinvestment of dividends, with that of the Standard & Poor’s 500 Index (the “S&P 500”) and the S&P 500 Bank Index and the KBW Regional Banks index. The comparisons in this graph are set forth in response to the Securities and Exchange Commission’s (the “SEC”) disclosure requirements, and therefore are not intended to forecast or be indicative of future performance of the common stock.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years:

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Income:
Interest income	$1,385,827	$1,556,485	$1,455,585	$1,162,055	$848,017
Interest expense	722,314	795,111	700,318	452,833	280,769

Net interest income	663,513	761,374	755,267	709,222	567,248
Provision for loan losses	728,942	106,450	22,142	26,838	26,994

Net interest income after provision for loan losses	(65,429)	654,924	733,125	682,384	540,254
Noninterest income	203,896	186,224	189,222	175,976	153,201
Noninterest expense excluding goodwill impairment	670,262	559,678	519,601	515,255	431,649
Goodwill impairment	575,000	—	—	—	—
Minority interest expense/REIT preferred dividends	21,344	12,984	—	—	—

Income (loss) before income taxes	(1,128,139)	268,486	402,746	343,105	261,806
Income tax expense (benefit)	(247,667)	87,561	136,933	114,603	88,929

Net Income (Loss)	$(880,472)	$180,925	$265,813	$228,502	$172,877

Earnings (loss) Per Common Share:
Net income (loss):
Basic	$(4.71)	$1.18	$1.73	$1.53	$1.32
Diluted	(4.71)	1.17	1.72	1.52	1.31
Average shares outstanding:
Basic	186,897	153,519	153,598	149,053	131,144
Diluted	186,897	154,391	154,810	150,790	132,315
Cash dividends per common share	$0.38	$0.75	$0.68	$0.61	$0.58

	2008	2007	2006	2005	2004
	(In thousands)
Statement of Condition data at year end:
Total assets	$25,816,306	$25,975,989	$22,784,249	$21,426,197	$18,896,610
Interest bearing deposits in banks and the Federal Reserve	1,534,463	28,993	2,200	9,417	3,828
Securities purchased under agreements to resell	1,556,157	2,049,664	605,937	589,902	221,491
Total securities	3,503,380	3,682,510	3,085,488	2,844,354	3,653,554
Loans, net of unearned income	14,530,018	15,923,178	15,478,889	14,899,864	12,857,811
Loans held for sale	2,082,248	1,544,222	1,474,000	1,097,892	678,496
Non-time deposits	7,989,907	9,771,573	9,092,663	9,012,943	7,546,038
Total deposits	18,673,265	18,544,267	16,091,054	15,483,449	11,863,695
Long-term debt	4,043,807	4,023,836	2,522,273	2,338,831	2,260,957
Shareholders’ equity	1,344,978	2,273,571	2,057,335	1,932,691	1,398,291

Average balances:
Total assets	26,761,999	23,845,264	22,237,690	20,682,310	17,433,571
Interest-earning assets	24,308,648	21,636,867	20,409,906	18,943,511	16,173,539
Interest bearing deposits in banks and the Federal Reserve	334,294	10,504	3,887	23,748	7,734
Securities purchased under agreements to resell	2,029,631	1,467,233	592,840	489,688	76,554
Total securities	3,811,537	3,170,823	3,014,453	3,400,782	3,397,000
Loans, net of unearned income	15,454,146	15,290,766	15,339,699	14,139,380	12,148,513
Loans held for sale	2,598,804	1,613,170	1,374,115	823,177	497,315
Non-time deposits	8,830,863	9,278,950	9,080,151	8,543,542	6,847,334
Total deposits	18,685,112	16,566,120	15,788,319	13,987,525	10,862,040
Shareholders’ equity	2,264,692	2,166,296	1,992,772	1,779,081	1,285,772

	2008	2007	2006	2005	2004
Selected Financial Measures:
Net income to:
Average assets	NM	0.76%	1.20%	1.10%	0.99%
Average shareholders’ equity	NM	8.35	13.34	12.84	13.45
Noninterest income/average assets	0.76%	0.78	0.85	0.85	0.88
Noninterest expense/average assets	4.65	2.35	2.34	2.49	2.48
Efficiency ratio(1)	142.17	58.68	54.94	58.11	59.76
Dividend payout ratio	NM	64.10	39.53	40.13	44.27
Shareholders’ equity to assets	5.21	8.75	9.03	9.02	7.40
Tangible common equity ratio	3.41	4.83	6.26	5.97	5.43
Tangible capital ratio	4.56	6.00	6.26	5.97	5.43
Book value per share	$6.64	$14.44	$13.46	$12.53	$10.45
Tangible book value per share	$4.26	$7.63	$9.05	$8.02	$7.50
Risk-based capital:(2)
Tier I	8.58%	8.22%	9.09%	9.15%	8.80%
Total	12.88	11.01	11.77	12.17	11.39
Tier I leverage(2)	5.90	6.67	7.81	7.77	7.16
Total nonperforming assets to net loans, other real estate and repossessions(3)	4.83	0.86	0.16	0.21	0.29
Net charge-offs to average loans	4.16	0.35	0.12	0.14	0.19
Allowance for loan losses to total loans (net of unearned income)	2.24	1.50	1.13	1.15	1.16
Allowance for loan losses to nonperforming loans(3)	61	196	1247	662	548
Non-GAAP Measures:(4)
Core noninterest income/average assets(5)	0.75	0.88	0.82	0.85	0.84
Core noninterest expense/average assets(6)	2.46	2.27	2.33	2.42	2.42
Core efficiency ratio(7)	75.52	55.49	55.34	56.58	59.04

(1)	Includes a goodwill impairment charge of $575.0 million for 2008. Refer to Note 14, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements for additional information.
(2)	Refer to Note 19, Regulatory Matters and Restrictions, in the Notes to Consolidated Financial Statements for additional information.
(3)	Nonperforming loans and nonperforming assets are shown as defined in the Risk Management section of Management’s Discussion and Analysis.
(4)	Management believes that these non-GAAP measures provide information that is useful to investors in understanding the performance of the Company’s underlying operations and performance trends. Specifically, these measures permit evaluation and comparison of results for ongoing business operations, and it is on this basis that Management internally assesses the Company’s performance.
(5)	Excluded from core noninterest income are securities and derivatives gains (losses), net totaling $3.0 million, $4.0 million, $4.8 million, ($24.7) million, and $7.5 million for 2008, 2007, 2006, 2005, and 2004, respectively; securities restructuring charges of ($36.0) million for 2007; gain on sale of mortgages and businesses of $8.8 million and $2.8 million for 2007 and 2006, respectively; gain on sale of branches of $37.0 million for 2005; and changes in fair value of swap derivatives of ($12.1) million for 2005 and ($0.4) million for 2004.
(6)	Excluded from core noninterest expense are severance expense of $786,000, $6.6 million and $413,000 for 2008, 2007 and 2006, respectively; merger related expenses of $4.0 million, $4.2 million, and $2.0 million for 2007, 2005, and 2004, respectively; net losses related to the early extinguishment of debt of $10.3 million, $6.9 million, $9.6 million and $7.4 million for 2008, 2007, 2005 and 2004, respectively; and goodwill impairment of $575.0 million for 2008.
(7)	This ratio utilizes core noninterest income and core noninterest expense as detailed in notes (5) and (6) above.
NM	Not meaningful

Selected Quarterly Financial Data 2008-2007

	2008				2007
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(In thousands, except per share amounts)
Interest income	$318,133	$336,417	$347,740	$383,537	$400,197	$395,534	$383,874	$376,880
Interest expense	177,417	169,668	173,316	201,913	204,996	199,523	193,657	196,935

Net interest income	140,716	166,749	174,424	181,624	195,201	196,011	190,217	179,945
Provision for loan losses	455,000	159,399	79,000	35,543	93,295	4,800	6,105	2,250

Net interest income after provision for loan losses	(314,284)	7,350	95,424	146,081	101,906	191,211	184,112	177,695
Noninterest income	44,786	45,640	55,723	57,747	59,266	52,958	58,781	15,219
Noninterest expense excluding goodwill impairment	179,680	162,439	164,167	163,978	145,102	134,951	141,484	138,141
Goodwill impairment	575,000	—	—	—	—	—	—	—
Minority interest expense/REIT preferred dividends	5,336	5,336	5,336	5,336	5,336	5,336	2,312	—
Income tax expense (benefit)	(204,409)	(43,575)	(9,400)	9,717	1,762	34,527	32,978	18,294

Net income (loss)	$(825,105)	$(71,210)	$(8,956)	$24,797	$8,972	$69,355	$66,119	$36,479

Earnings (Loss) Per Share:
Net income (loss)
Basic	$(4.11)	$(0.35)	$(0.05)	$0.16	$0.06	$0.45	$0.43	$0.24
Diluted	$(4.11)	$(0.35)	$(0.05)	$0.16	$0.06	$0.45	$0.43	$0.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report to shareholders, the Annual Report on Form 10-K and the information incorporated by reference contain “forward-looking statements” within the meaning of the federal securities laws. Words such as “believes”, “estimates”, “plans”, “expects”, “should”, “may”, “might”, “could”, “outlook”, “potential”, “would”, “anticipates”, the negative of these terms and similar expressions as they relate to BancGroup (including its subsidiaries and its management), are intended to identify forward-looking statements. The forward-looking statements in these reports are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

In addition to factors mentioned elsewhere in this annual report or previously disclosed in BancGroup’s SEC reports (accessible on the SEC’s website at www.sec.gov or on BancGroup’s website at www.colonialbank.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance. These factors are not exclusive:

•	losses in our loan portfolio are greater than estimated or expected;

•	an inability to raise additional capital on terms and conditions that are satisfactory;

•	failure to receive final approval for the U.S. Treasury Department’s Capital Purchase Program;

•	the impact of current economic conditions and the impact of our results of operations on our ability to borrow additional funds to meet our liquidity needs;

•

economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;

•	continued or sustained deterioration of market and economic conditions or business performance could increase the likelihood that we would have an additional goodwill impairment charge;

•	deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry and from non-banks;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic and operating plans for 2009 and beyond;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	changes in the securities markets;

•	acts of terrorism or war; and

•

details of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and various announced and unannounced programs implemented by the U.S. Treasury Department and bank regulators to address capital and liquidity concerns in the banking system, are still being finalized and may have a significant effect on the financial services industry and BancGroup.

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

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $25.8 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage banking and insurance products through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At December 31, 2008, BancGroup had 347 branches in Florida, Alabama, Georgia, Nevada and Texas.

The following chart includes the Company’s assets, deposits and branches by state as of December 31, 2008.

	Assets		Deposits		Branches
	Amount	%	Amount	%	Number	%
	(Dollars in millions)
Florida	$15,949	62%	$10,770	58%	197	57%
Alabama	4,422	17%	4,224	23%	90	26%
Georgia	1,286	5%	775	4%	19	5%
Texas	1,778	7%	793	4%	21	6%
Nevada	976	4%	833	4%	20	6%
Corporate/Other	1,405	5%	1,278	7%	—	—

Total	$25,816	100%	$18,673	100%	347	100%

Strategy

BancGroup is built upon the foundation of a community banking philosophy that emphasizes local responsibility for customer relationships. The local market personnel are supported by centralized operations, which allow the local banking officers to concentrate on serving their customers. Through this structure of local customer relationship responsibility and centralized operations, the local banking officers generally have customer level decision making capability while at the same time having an operational support structure.

Overview of Financial Condition and Earnings

Earnings

Colonial incurred a net loss for the year ended December 31, 2008 of $4.71 per diluted share, a significant decrease from the $1.17 earned in 2007. Colonial’s net loss for the year was $880 million compared to net income of $181 million for 2007. The 2008 loss was driven by credit costs and goodwill impairment which are more fully described below.

Colonial’s net interest income decreased 13% from 2007, driven by a 79 basis point compression of net interest margin. The net interest margin for 2008 was 2.76% compared to 3.55% for 2007. The margin compression was driven by these primary factors: (1) a 35 basis point reduction from the impact of customer preference for certificates of deposits, which resulted in a mix change to higher cost deposits from low cost deposits and fierce deposit pricing competition during 2008 which kept deposit rates high compared to other market rates; (2) a 20 basis point reduction from the impact of credit related reductions on interest income, including interest reversals when loans are placed on nonaccrual status as well as a lack of income while those loans remain on nonaccrual status and (3) a 16 basis point reduction from a decrease in loans which were replaced with lower yielding assets. These factors caused yields on interest earning assets to contract by 148 basis points while the cost of deposits only decreased 69 basis points despite a decrease of 296 basis points in the average Federal Funds rate.

Noninterest income for 2008 increased 9% from 2007. Mortgage warehouse fees decreased by $17.0 million as a result of discontinuing the sales of assets to the commercial paper conduits in January 2008. Other income also declined by $6.2 million due to less income from joint ventures and gains on the sales of assets. These decreases were partially offset by increases in mortgage banking origination and sales of $15.0 million and wealth management revenues of $1.2 million. Non-core items increased over 2007 by $26.3 million, primarily due to the securities restructuring charges of $36.0 million recognized in 2007.

Noninterest expense increased in 2008 by 122%, or $685.6 million, compared to 2007. The increase reflects a noncash goodwill impairment charge of $575.0 million in 2008, increased losses and expenses on other real estate of $27.2 million, increased losses on equity investments of $13.9 million, increased FDIC insurance and other regulatory fees of $11.8 million as 2007 fees were substantially offset by credits, increased costs related to the addition of branches through acquisition and de novo expansion and a net loss on early extinguishment of debt totaling $10.3 million. Reductions in severance expense and merger related expenses of $5.8 million and $4.0 million, respectively, partially offset the increases.

Colonial recorded a noncash charge of $575.0 million in the fourth quarter of 2008 for goodwill impairment. Goodwill recorded on past acquisitions in Florida and Nevada became impaired in the fourth quarter primarily due to declining bank market valuations and increased credit costs. Refer to the Goodwill section of Management’s Discussion and Analysis for additional information.

Colonial’s loan loss provision was $728.9 million in 2008 compared to $106.5 million in 2007. The Company provided for net charge-offs of $642.8 million in 2008 and increased its allowance for loan losses by $86.2 million to $325.0 million, or 2.24% of net loans, at December 31, 2008 compared to $238.8 million, or 1.50% of net loans, at December 31, 2007.

Asset Quality

For the year ended December 31, 2008, Colonial charged off $642.8 million of loans compared to $54.1 million for 2007, and recorded provision for loan losses of $728.9 million, compared to $106.5 million for 2007. With provision exceeding net charge-offs, the allowance for loan losses increased to 2.24% of net loans at December 31, 2008, from 1.50% at December 31, 2007. Nonperforming assets were $710.5 million, or 4.83%, of loans, net of unearned income, and other real estate, at December 31, 2008, compared to $137.6 million, or 0.86%, at December 31, 2007. At December 31, 2008, 79% of Colonial’s nonperforming assets were real estate construction-related. During 2008, Colonial reduced real estate construction loans to $4.9 billion, a $1.4 billion, or 22%, reduction compared to December 31, 2007.

Liquidity

The Company’s liquidity position at December 31, 2008 exceeded the Company’s forecasted cash uses for 2009.

The Company’s primary source of funding is deposits which funded 72% of total assets at December 31, 2008. During 2008, deposits increased $129.0 million to $18.7 billion, with retail deposits comprising $17.4 billion of the total. Colonial has chosen to participate in the deposit insurance component of the Temporary Liquidity Guarantee Program (TLGP) and as such, the FDIC insures up to $250,000 per deposit relationship and provides unlimited deposit insurance for certain transaction accounts. All banks that participate in the TLGP deposit insurance program have the same FDIC insurance coverage. Time deposits of $9.4 billion that mature during 2009 are expected to be renewed or substantially replaced by new originations. Total deposits increased after year end to $19.5 billion on February 28, 2009.

During 2009, only $42.4 million of the Company’s long-term debt will mature. The Company expects to repay the debt as it becomes due.

In response to the significant market and economic uncertainty in the United Sates, Colonial had cash and interest bearing deposits in banks and the Federal Reserve of over $2.0 billion at December 31, 2008.

Capital

BancGroup’s total risk-based capital ratio at December 31, 2008 was 12.88%, and its Tier I risk-based capital ratio was 8.58%, exceeding the regulatory definitional guidelines for “well capitalized” of 10% and 6%, respectively. The Company’s total and Tier I risk-based capital ratios at December 31, 2007 were 11.01% and 8.22%, respectively. The Company’s Tier I leverage ratios were 5.90% and 6.67% at December 31, 2008 and 2007, respectively, also exceeding the regulatory guidelines for “well capitalized” of 5%.

Dividends

In 2008, the Company paid dividends of $68.4 million, or $0.38 per share to its shareholders, compared to $115.0 million, or $0.75 per share, in 2007. The Company suspended dividend payments in the fourth quarter of 2008.

Business Combinations

While Colonial did not make any acquisitions during 2008, the Company made two acquisitions in 2007 — Miami, Florida based Commercial Bankshares, Inc. and its subsidiary Commercial Bank of Florida, and Lakeland, Florida based Citrus & Chemical Bancorporation, Inc. and its subsidiary Citrus & Chemical Bank. For more information about the 2007 acquisitions, refer to Note 4, Business Combinations, in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

BancGroup’s significant accounting and reporting policies are presented in Note 1, Summary of Significant Accounting and Reporting Policies and Basis of Presentation. These policies, along with the disclosures presented in the other notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Fair Value of Financial Instruments, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation.

Allowance for Loan Losses

Management’s ongoing evaluation of the adequacy of the allowance considers both impaired and unimpaired loans and takes into consideration the Company’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, an analysis of existing guarantees and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans or other factors will not require further increases in the allowance. A more detailed discussion of BancGroup’s allowance for loan losses is included in the Risk Management section of Management’s Discussion and Analysis as well as Note 1, Summary of Significant Accounting and Reporting Policies and Basis of Presentation.

The table below illustrates BancGroup’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses.

	Estimated Effect on 2008 Provision Expense Assuming the Following Changes in Each Determining Factor(2)
Factors	+10%	-10%
	(In thousands)
Loan portfolio size	$25,160	$(25,160)
Net charge-offs	20,625	(20,625)
Criticized loans(1)	9,107	(9,107)

(1)	Criticized loans include all loans rated special mention or worse.
(2)	These computations do not contemplate any action BancGroup could or would undertake in response to changes in each of these risk factors.

Fair Value of Financial Instruments

A portion of BancGroup’s assets and liabilities are measured at fair value on a recurring basis, including securities available for sale, loans held for sale for which BancGroup has elected the fair value option, and derivative assets and liabilities. Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. SFAS 157 defines fair value as the price that would be received to sell a financial asset or to transfer a financial liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. This classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimates about market data. These three levels of inputs that may be used to measure fair value are:

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

In accordance with SFAS 157, it is the Company’s policy to maximize the use of observable inputs and to minimize the use of unobservable inputs when developing fair value measurements. When active markets exist, quoted market prices for identical or similar financial instruments are used to measure fair value. In the absence of active markets, management determines the fair value of BancGroup’s assets and liabilities using models which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. A substantial portion of the Company’s financial instruments are measured using Level 1 or Level 2 inputs. However, in certain cases, when market observable prices and inputs are not based on actively traded instruments, judgments must be made about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of judgment involved in determining the fair value of a financial instrument depends on the availability of quoted market prices or observable market data from active markets. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity. When observable market data from active markets is not available, judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted market prices or observable market data. For example, reduced liquidity in the capital markets or changes in secondary market activity could result in observable market data becoming unavailable. Therefore, when market data is not available, the Company uses valuation methods requiring more management judgment to estimate fair value.

Carrying financial assets and liabilities at fair value inherently results in more financial statement volatility as compared to carrying such assets and liabilities at historical or amortized cost. At December 31, 2008, $5.1 billion, or 19.6%, of BancGroup’s total assets were measured at fair value on a recurring basis. Approximately 76.2% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2008, $27.3 million, or 0.1%, of BancGroup’s total liabilities were measured at fair value on a recurring basis. Approximately 1.5% of these liabilities were classified as Level 1 or Level 2 within the fair value hierarchy. The measurement of these financial instruments therefore is less subjective to judgment than those classified as Level 3 as they are based upon quoted market prices or observable market-driven or market-based information.

At December 31, 2008, $378.5 million, or 1.5%, of BancGroup’s total assets were measured at fair value on a nonrecurring basis. Approximately 1.9% of these assets were classified as Level 1 or Level 2. At December 31, 2008, there were no liabilities measured at fair value on a nonrecurring basis.

Level 3 assets measured at fair value on a recurring basis were 23.8% of total assets measured at fair value and 4.7% of total assets at December 31, 2008. Level 3 liabilities measured at fair value on a recurring basis were 98.5% of total liabilities measured at fair value and 0.1% of total liabilities at December 31, 2008.

Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 include the following: the Company’s call options related to interests in short-term participations in mortgage loans, interest rate lock commitments and the related forward sales commitments which were transferred into Level 3 during the second quarter of 2008 due to the significance of unobservable inputs (such as the probability of funding) to the overall value of these instruments; and, the Company’s non-agency mortgage-backed securities which were transferred into Level 3 in the third quarter of 2008. The transfer of these securities available for sale into Level 3 was based on a significant reduction in market liquidity for these securities. In valuing Level 3 assets and liabilities, significant inputs include market interest rates, future cash flows, the fair value of underlying mortgages (call options, interest rate lock commitments and forward sales commitments) and pull through rates (interest rate lock commitments and forward sales commitments). For further discussion on Level 3 instruments, see Note 5, Fair Value Measurements.

Imprecision in estimating unobservable market inputs can impact the amount of income or loss recorded for a particular fair value measurement. Furthermore, while BancGroup believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 5, Fair Value Measurements.

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

Fair values of reporting units are estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on estimated future growth rates and discount rates that reflect the range of the Company’s market capitalization plus a control premium.

The more significant fair value adjustments in the second step of the impairment test were to loans in each of the reporting units. These adjustments reflect current market conditions and include significant liquidity discounts. Also, the step two analysis included adjustments to previously recorded identifiable intangible assets to reflect them at fair value and also included the fair value of additional intangibles not previously recognized. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Statements of Condition.

The Company’s annual goodwill impairment test was performed as of September 30, 2008. As a result of the annual impairment test, even though four reporting units were required to perform a second step analysis, management determined that no goodwill impairment charge was required at that time, as the implied fair value of goodwill for each tested reporting unit exceeded its carrying value. Due to the decline in market valuations for financial institutions, including Colonial, and an increase in credit costs during the fourth quarter of 2008, an interim impairment test was performed as of December 31, 2008. As a result of the interim impairment test, the Company computed and recorded a $575.0 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test. See Note 14, Goodwill and Other Intangible Assets, for additional information.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units as well as the market valuations of financial institutions, including Colonial, management will continue to monitor and evaluate the carrying value of goodwill. Additional goodwill impairment could be recorded in future periods and such impairment could be material to the Company’s results of operations.

The table below illustrates BancGroup’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the interim test date of December 31, 2008. Further discussion regarding BancGroup’s accounting for goodwill is included at Note 1, Summary of Significant Accounting and Reporting Policies and Basis of Presentation.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates(1)
	No Change	+10%	- 10%
	(In thousands)
Total goodwill impairment	$575,000	$676,970	$416,365

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancGroup could undertake in response to changes in the risks associated with the operations of each reporting unit.

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

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established and could be material to the results of operations. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, the ability to carryback losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results that differ from expectations may result in significant changes in the deferred tax asset valuation allowance. See Note 25, Income Taxes, for additional information.

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

Consolidations

The Company enters into a variety of financing and investing arrangements in the normal course of business. Financing arrangements are entered into to meet balance sheet management, funding, liquidity and market or credit risk management needs. Investing arrangements are entered into in order to earn a return on investment. Because certain financing arrangements are made through legal entities and certain investments are in separate legal entities, the Company must evaluate whether or not these entities should be consolidated into the Company for financial reporting. In determining whether the entities involved in these arrangements should be consolidated, the Company first considers the guidance in Accounting Research Bulletin 51, Consolidated Financial Statements, which requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement is usually applied to subsidiaries in which a company has a majority voting interest. However, for entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks, the Company follows the guidance in FIN 46(R), Consolidation of Variable Interest Entities. Determining whether a variable interest entity (VIE) should be consolidated requires the Company to make estimates about the VIE’s expected losses and expected residual returns, as well as the extent to which those expected losses and expected residual returns will be absorbed by the Company. If the Company absorbs a majority of either, it is considered the primary beneficiary and is required to consolidate the VIE.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires all stock-based payments to employees to be recognized in the income statement based on their fair values. Prior to January 1, 2006, the Company accounted for stock based-compensation under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, which only required the recognition of compensation cost for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company generally recognized no compensation expense for stock options since the exercise prices equaled the market prices of BancGroup common stock on the grant dates. The Company did, however, recognize compensation cost for restricted stock awards since such awards have no exercise price. Also, under APB 25 the Company accounted for forfeitures as they occurred. Under SFAS 123(R), the Company is required to estimate forfeitures for awards which are not expected to vest.

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

For options granted during 2008, 2007 and 2006, the expected option term was determined based upon analysis of the Company’s historical experience with exercise and post-vesting termination behavior of employees. The resulting expected option term was 5.33 years. The expected volatility was determined based upon historical daily prices of the Company’s common stock over the most recent period equal to the expected option term, as well as implied price volatility based on the Company’s exchange traded options. The indicated historical and implied volatilities were weighted 75% and 25%, respectively. Less emphasis was placed on implied volatility compared to historical volatility because the volume of exchange traded options is relatively low. The resulting weighted average expected volatility was 34.9%, 21.4% and 22.8% in 2008, 2007 and 2006, respectively. The expected forfeiture rate was determined based on analysis of the Company’s historical experience with employees’ pre-vesting termination behavior.

As of December 31, 2008, the total unrecognized compensation cost related to nonvested awards was $11.8 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.

REVIEW OF RESULTS OF OPERATIONS

The Company reported a net loss of $880.5 million in 2008 compared to net income of $180.9 million for 2007, representing a loss per diluted share of $4.71 and earnings per diluted share of $1.17 for 2008 and 2007, respectively.

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

Beginning in late 2007 and early 2008, the yield curve returned to a more normalized level after remaining flat or inverted since late 2005. Short-term rates were driven by rate decreases by the Federal Reserve, while long-term rates were driven by market supply and demand for debt instruments. After remaining constant at 5.25% from June 2006 to September 2007, the Federal Reserve Board lowered the Federal Funds rate resulting in a Federal Funds rate at December 31, 2008 between zero and 0.25%. Due to intense competition for deposits from financial services companies, the cost of funds in the financial sector has not declined in tandem or commensurate with the decrease in the Federal Funds rate. The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past two years.

For the twelve months ended December 31, 2008, the Company’s net interest income, on a tax equivalent basis, decreased $95.6 million, or 12.5%, as compared to the same period of the prior year. The yield on average earning assets decreased 61 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 79 basis points. The impact to net interest income caused by net interest margin contraction was somewhat mitigated by $334.2 million in net proceeds from the issuance of 43.7 million shares of BancGroup common stock in April 2008.

Net interest income was negatively impacted by a 296 basis point decline in the average Wall Street Journal Prime rate and a 258 basis point decline in the average 1 Month LIBOR rate for the twelve months ended December 2008, as compared to the same period of the prior year. For the twelve months ended December 31, 2008 and December 31, 2007, approximately 64% and 63%, respectively, of Colonial’s earning assets were variable, adjustable, or short-term in nature. In addition, Colonial’s deposit costs did not decline in tandem with the decline in prime and LIBOR rates due to intense competition for deposits from financial services companies. The average cost of deposits exceeded the average Federal Funds rate by at least 57 basis points for the twelve months ended December 31, 2008, as compared to the twelve months ended December 31, 2007, when the average cost of deposits was lower than the average Federal Funds rate by 170 basis points. The spread between the average Federal Funds rate and the average cost of deposits increased throughout 2008 as the average cost of deposits was 26 basis points less than the average Federal Funds rate in the first quarter of 2008 and was 155 basis points greater than the average Federal Funds rate for the fourth quarter of 2008.

In an effort to mitigate the impact to earnings from the Company’s asset sensitive balance sheet, Colonial added interest rate floors on certain mortgage warehouse assets during 2008 and slowed the decline in Colonial’s base rate. At December 31, 2008, approximately $4.3 billion, or 16.5%, of total assets had a weighted average floor of 5.10%. In addition, Colonial did not reduce its base rate at the same pace as the Wall Street Journal Prime Rate. Colonial’s average base rate of 8.05% for 2007 equaled the Wall Street Journal Prime Rate while Colonial’s average base rate of 5.71% for 2008 was greater than the Wall Street Journal Prime Rate by 62 basis points. At December 31, 2008, approximately $2.9 billion, or 12.2%, of earning assets were tied to Colonial’s base rate of 4.5%. The following table shows average rates for selected balance sheet categories as well as selected market rates:

Analysis of Average Rates

	Twelve Months Ended December 31,		Increase/ (Decrease)
	2008	2007
Loans, net of unearned income	6.02%	7.64%	(1.62)%
Loans held for sale	5.12%	6.87%	(1.75)%
Securities	5.78%	5.66%	0.12%
Resell agreements & other interest earning assets	4.50%	6.67%	(2.17)%
Total interest earning assets	5.74%	7.22%	(1.48)%
Interest bearing deposits	3.16%	4.06%	(0.90)%
Total deposits	2.66%	3.35%	(0.69)%
Wholesale borrowings	4.30%	5.07%	(0.77)%
Total interest bearing liabilities	3.45%	4.32%	(0.87)%
Federal Funds rate	2.09%	5.05%	(2.96)%
1 Month LIBOR	2.67%	5.25%	(2.58)%
Wall Street Journal Prime	5.09%	8.05%	(2.96)%
Colonial’s base rate	5.71%	8.05%	(2.34)%

Interest Earning Assets

Average earning assets increased $2.7 billion, or 12.3%, from 2007. Average earning assets, as shown below, consisted primarily of loans, securities, loans held for sale and securities purchased under agreements to resell (included in other earning assets below). Colonial had a larger proportion of securities, loans held for sale, and securities purchased under agreements to resell for the twelve months ended December 31, 2008, as compared to the same period of the prior year.

Average Funding

Average funding grew $2.9 billion, or 12.2%, for the twelve months ended December 31, 2008, as compared to the same period of the prior year. While average deposits remained fairly consistent, comprising 70% of total funding at December 31, 2008, compared to 69% at December 31, 2007, there was a customer shift from interest bearing non-time deposits into time deposits during 2008.

The “Average Volume and Rates” and “Analysis of Interest Increases (Decreases)” tables present the individual components of net interest income and the net interest margin.

Average Volume and Rates

	2008			2007			2006
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(In thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income(1)(2)(4)	$15,454,146	$930,972	6.02%	$15,290,766	$1,168,231	7.64%	$15,339,699	$1,165,917	7.60%
Loans held for sale(1)(4)	2,598,804	133,149	5.12%	1,613,170	110,858	6.87%	1,374,115	92,921	6.76%
Held to maturity securities and securities available for sale:
Taxable(4)	3,245,131	189,198	5.83%	2,701,562	150,951	5.59%	2,823,409	141,918	5.03%
Nontaxable(2)(4)	359,021	22,746	6.34%	267,212	16,482	6.17%	45,497	2,967	6.52%
Equity securities(4)	207,385	8,337	4.02%	202,049	11,977	5.93%	145,547	8,498	5.84%

Total securities(4)	3,811,537	220,281	5.78%	3,170,823	179,410	5.66%	3,014,453	153,383	5.09%
Securities purchased under agreements to resell	2,029,631	105,833	5.21%	1,467,233	99,602	6.79%	592,840	40,176	6.78%
Federal funds sold	80,236	1,879	2.34%	84,371	4,158	4.93%	84,912	4,283	5.04%
Interest bearing deposits in banks and the Federal Reserve	334,294	2,183	0.65%	10,504	440	4.19%	3,887	151	3.88%

Total interest earning assets(2)	24,308,648	$1,394,297	5.74%	21,636,867	$1,562,699	7.22%	20,409,906	$1,456,831	7.14%

Allowance for loan losses	(252,594)			(174,419)			(175,060)
Cash and due from banks	377,115			336,814			376,815
Premises and equipment, net	517,874			449,744			362,142
Net unrealized loss on available for sale securities	(194,052)			(33,880)			(81,613)
Other assets(4)	2,005,008			1,630,138			1,345,500

Total assets	$26,761,999			$23,845,264			$22,237,690

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$5,461,533	$94,005	1.72%	$5,814,153	$184,057	3.17%	$4,886,875	$137,986	2.82%
Savings deposits	406,885	1,428	0.35%	552,270	7,758	1.40%	1,223,991	33,574	2.74%
Time deposits	8,146,815	331,652	4.07%	6,741,839	335,493	4.98%	6,154,774	272,669	4.43%
Brokered time deposits	1,573,889	65,429	4.16%	473,795	24,405	5.15%	509,611	23,161	4.54%
Reciprocal brokered time deposits	133,545	4,509	3.38%	71,536	3,120	4.36%	43,783	1,899	4.34%

Total brokered time deposits	1,707,434	69,938	4.10%	545,331	27,525	5.05%	553,394	25,060	4.53%
Total interest bearing deposits	15,722,667	497,023	3.16%	13,653,593	554,833	4.06%	12,819,034	469,289	3.66%
Repurchase agreements	515,089	10,360	2.01%	600,176	24,773	4.13%	867,534	37,327	4.30%
Federal funds purchased	386,965	11,616	3.00%	645,686	33,169	5.14%	1,079,743	55,331	5.12%
Other short-term borrowings	278,578	5,539	1.99%	201,167	9,971	4.96%	39,426	2,133	5.41%
Long-term debt(4)	4,059,823	197,776	4.87%	3,292,036	172,365	5.24%	2,324,505	136,237	5.86%

Total interest bearing liabilities	20,963,122	$722,314	3.45%	18,392,658	$795,111	4.32%	17,130,242	$700,317	4.09%

Noninterest bearing demand deposits	2,962,445			2,912,527			2,969,285
Other liabilities(4)	278,682			194,725			145,391

Total liabilities	24,204,249			21,499,910			20,244,918
Minority interest/REIT preferred securities	293,058			179,058			—
Shareholders’ equity	2,264,692			2,166,296			1,992,772

Total liabilities and shareholders’ equity	$26,761,999			$23,845,264			$22,237,690

RATE DIFFERENTIAL			2.29%			2.90%			3.05%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(3)		$671,983	2.76%		$767,588	3.55%		$756,514	3.71%

Taxable equivalent adjustments(2):
Loans		(726)			(830)			(325)
Held to maturity securities and securities available for sale		(7,744)			(5,384)			(922)

Total taxable equivalent adjustments		(8,470)			(6,214)			(1,247)

Net interest income		$663,513			$761,374			$755,267

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$15,722,667	$497,023	3.16%	$13,653,593	$554,833	4.06%	$12,819,034	$469,289	3.66%
Noninterest bearing demand deposits	2,962,445	—	—	2,912,527	—	—	2,969,285	—	—

Total average deposits	$18,685,112	$497,023	2.66%	$16,566,120	$554,833	3.35%	$15,788,319	$469,289	2.97%

Total average deposits, excluding brokered time(5)	$17,111,223	$431,594	2.52%	$16,092,325	$530,428	3.30%	$15,278,708	$446,128	2.92%

(1)	Loans and loans held for sale classified as nonaccrual are included in the average volume calculation. Interest income on loans includes loan fees of $33 million, $38 million and $48 million for 2008, 2007 and 2006, respectively.
(2)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(3)	Net yield on interest earning assets is net interest income divided by average total interest earning assets.
(4)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.
(5)	Reciprocal brokered time deposits are not excluded.

Analysis of Interest Increases (Decreases)

	2008 Change From 2007			2007 Change From 2006
		Attributed To(1)			Attributed To(1)
	Amount	Volume	Rate	Amount	Volume	Rate
	(In thousands)
Interest income:
Loans, net of unearned income	$(237,259)	$10,451	$(247,710)	$2,314	$(3,822)	$6,136
Loans held for sale	22,291	50,521	(28,230)	17,937	16,425	1,512
Taxable securities	38,247	31,763	6,484	9,033	(6,778)	15,811
Nontaxable securities	6,264	5,810	454	13,515	13,674	(159)
Equity securities	(3,640)	219	(3,859)	3,479	3,348	131

Total securities	40,871	37,792	3,079	26,027	10,244	15,783
Securities purchased under agreements to resell	6,231	29,413	(23,182)	59,426	59,367	59
Federal funds sold	(2,279)	(94)	(2,185)	(125)	(32)	(93)
Interest bearing deposits in banks and the Federal Reserve	1,743	2,116	(373)	289	278	11

Total interest income	(168,402)	130,199	(298,601)	105,868	82,460	23,408

Interest expense:
Interest bearing non-time deposits	(90,052)	(5,747)	(84,305)	46,071	28,967	17,104
Savings deposits	(6,330)	(531)	(5,799)	(25,816)	(9,415)	(16,401)
Time deposits	(3,841)	57,510	(61,351)	62,824	28,973	33,851
Brokered time deposits	41,024	45,715	(4,691)	1,244	(1,865)	3,109
Reciprocal brokered time deposits	1,389	2,090	(701)	1,221	1,212	9
Repurchase agreements	(14,413)	(1,689)	(12,724)	(12,554)	(11,079)	(1,475)
Federal funds purchased	(21,553)	(7,735)	(13,818)	(22,162)	(22,378)	216
Other short-term borrowings	(4,432)	1,543	(5,975)	7,838	8,016	(178)
Long-term debt	25,411	37,590	(12,179)	36,128	50,540	(14,412)

Total interest expense	(72,797)	128,746	(201,543)	94,794	72,971	21,823

Net interest income	$(95,605)	$1,453	$(97,058)	$11,074	$9,489	$1,585

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is included in Volume Change above.

Interest income decreased $168.4 million from 2007. Average earning assets increased $2.7 billion while the yield earned on those assets decreased 148 basis points. The drivers of these changes are more fully described in the following paragraphs.

Interest income on loans decreased $237.3 million compared to 2007. The decrease was primarily due to the decrease in the prime lending rate and an increase in average nonperforming loans which resulted in the average yield earned on loans decreasing 162 basis points.

Interest income on loans held for sale increased $22.3 million compared to 2007. The average volume of loans held for sale increased $985.6 million, or 61.1%, primarily from an increase in loans held for sale in the Company’s mortgage warehouse division. The increase in volume was partially offset by a decrease in the yield on loans held for sale, which decreased 175 basis points to 5.12% from 6.87% in the same period of the prior year. The yield is driven by the prevailing market rates which were significantly lower in 2008 than in 2007. Certain of the loans held for sale contain floors which prevented the yield on these assets from decreasing further.

Interest income on securities increased $40.9 million compared to 2007. The increase was primarily the result of a $640.7 million, or 20.2%, increase in average volume, as well as a 12 basis point increase in yield on the average balances.

Interest income from securities purchased under agreements to resell increased $6.2 million from 2007. The average volume of securities purchased under agreements to resell increased $562.4 million, or 38.3%, primarily from growth in the Company’s mortgage warehouse division. The yield on securities purchased under agreements to resell decreased 158 basis points to 5.21% from 6.79% in the prior year. The yield is driven by the prevailing market rates which were significantly lower in 2008 than in 2007. Certain of the securities purchased under agreements to resell contain floors which prevented the yield on these assets from decreasing further.

Interest expense decreased approximately $72.8 million from 2007. The decrease in interest expense was driven primarily by an 87 basis point decrease in the cost of average interest bearing liabilities which was partially offset by a $2.6 billion, or 14.0%, increase in average interest bearing liabilities. The drivers of the decrease in funding costs are described in the following paragraphs.

Interest expense on interest bearing non-time deposits decreased $90.1 million compared to 2007. The decrease in interest expense was due to a rate reduction of 145 basis points and an average volume decrease of $352.6 million, or 6.1%. During 2008, customer preference shifted away from interest bearing non-time deposits towards time deposits, thereby reducing the average balances in these accounts.

Interest expense on savings deposits decreased $6.3 million from 2007. The decrease in interest expense was primarily due to an interest rate decrease of 105 basis points and an average volume decrease of $145.4 million, or 26.3%. During 2008, customer preference shifted away from savings deposits towards time deposits, thereby reducing the average balances in these accounts.

Interest expense on time deposits decreased $3.8 million compared to 2007. The decrease in interest expense was due to an interest rate decrease of 91 basis points which was partially offset by an average volume increase of $1.4 billion, or 20.8%. The growth of time deposits is attributable to customer preference for higher rate products and increased competition for deposits as a funding source.

Interest expense on brokered time deposits increased $42.4 million compared to 2007. The increase in interest expense was due to an increase in average volume of $1.2 billion, or 213.1%, which was partially offset by an interest rate decrease of 95 basis points. The volume increase was due to the Company’s increased use of brokered time deposits as a funding source.

Interest expense on short-term borrowings decreased $40.4 million from 2007. The decrease in interest expense was primarily due to an interest rate decrease of 236 basis points and an average volume decrease of $266.4 million, or 18.4%. As the Company has continued to deleverage its balance sheet, it has reduced the need for short-term borrowings.

Interest expense on long-term debt increased $25.4 million compared to 2007. The increase in interest expense was primarily caused by an increase in average long-term debt of $767.8 million, or 23.3%, partially offset by an interest rate decrease of 37 basis points. Colonial issued $250 million in subordinated debt during the first quarter of 2008 causing average long term debt to increase $205.6 million over 2007. Average Federal Home Loan Bank of Atlanta (FHLB) borrowings increased $628.2 million over 2007 as the Company increased its use of FHLB borrowings as a funding source.

Loan Loss Provision

The provision for loan losses for the year ended December 31, 2008 was $728.9 million compared to $106.5 million for 2007. The provision for loan losses exceeded net charge-offs by $86.2 million and $52.4 million for the years ended December 31, 2008 and 2007, respectively. Net charge-offs were $642.8 million and $54.1 million for the years ended December 31, 2008 and 2007, respectively. During 2008, approximately $427 million of troubled assets were sold at a 58% discount, which was a significant driver of the increase in net charge-offs for the year.

At December 31, 2008, BancGroup’s allowance for loan losses was $325.0 million, up $86.2 million over December 31, 2007. The allowance for loan losses represented 2.24% of period end net loans at December 31, 2008 compared to 1.50% at December 31, 2007. For more information, refer to the Allowance for Loan Losses discussion presented in the Risk Management section of Management’s Discussion and Analysis.

Noninterest Income

The following charts detail the Company’s core noninterest income by category for the years ended December 31, 2008 and 2007:

The following table shows the dollar and percentage change in noninterest income by category for 2008 as compared to 2007, and 2007 as compared to 2006. Core noninterest income decreased $8.6 million, or 4%, in 2008 as compared to 2007.

				Increase (Decrease)
	Year Ended December 31,			2008 Compared to 2007%		2007 Compared to 2006%
	2008	2007	2006
	(In thousands)
Service charges on deposit accounts	$76,058	$75,466	$65,071	$592	0.8%	$10,395	16.0%
Electronic banking	20,363	18,815	17,212	1,548	8.2	1,603	9.3
Other retail banking fees	9,417	12,275	14,436	(2,858)	(23.3)	(2,161)	(15.0)

Retail banking fees	105,838	106,556	96,719	(718)	(0.7)	9,837	10.2
Mortgage banking origination and sales	29,951	14,923	13,540	15,028	100.7	1,383	10.2
Wealth management services	17,930	16,734	14,054	1,196	7.2	2,680	19.1
Mortgage warehouse fees	5,235	22,240	25,323	(17,005)	(76.5)	(3,083)	(12.2)
Bank-owned life insurance	19,395	20,230	15,954	(835)	(4.1)	4,276	26.8
Other income	22,504	28,750	16,031	(6,246)	(21.7)	12,719	79.3

Core noninterest income	200,853	209,433	181,621	(8,580)	(4.1)	27,812	15.3
Securities and derivatives gains (losses), net	3,043	4,047	4,772	(1,004)	(24.8)	(725)	(15.2)
Securities restructuring charges	—	(36,006)	—	36,006	100.0	(36,006)	(100.0)
Gain on sale of mortgages and businesses	—	8,750	2,829	(8,750)	(100.0)	5,921	209.3

Total noninterest income	$203,896	$186,224	$189,222	$17,672	9.5%	$(2,998)	(1.6)%

Service charges on deposit accounts increased 1% over 2007. Service charges on deposit accounts are comprised of nonsufficient funds fees and service charges on consumer and commercial deposit accounts. Noninterest income from service charges on deposit accounts increased, as compared to the prior year, primarily due to an increase in the number of customer accounts as well as customers maintaining lower balances in those accounts.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services increased 8% from 2007 to 2008 primarily due to an increase in the number of Colonial customer accounts as well as the Company’s focused efforts to increase customer check card usage and ATM network fees.

Other retailing banking fees decreased from 2007 to 2008 by $2.9 million. Official check commissions represent $2.4 million of the decrease from prior year primarily due to a decrease in rate. The remainder of the decline from 2007 to 2008 is the result of a decline in merchant services revenue due to the Company’s sale of its merchant services contracts in April 2007 and the subsequent agent bank agreement with a third party service provider of merchant services. The outsourced relationship lowers Colonial’s inherent risk of providing merchant services while enabling the Company to continue to offer those services to its customer base. The referral fees for new contracts are less than the previous fee income, but the Company’s expenses and risks are also reduced. As part of the sale, Colonial recognized a $4.9 million gain in 2007 as noted separately in the table above.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking origination and sales income increased 100.7% from 2007 to 2008, with a 39% increase in sales volume, primarily due to a team of mortgage originators hired in late 2007. In addition, profit margins improved due to a shift to higher margin FHA and VA products from other products and enhanced controls over pricing and delivery.

Wealth management services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Wealth management services increased $1.2 million from 2007 to 2008 primarily due to increased volumes in fixed annuity products sold, partially offset by a decline in the volume of variable annuities and securities sold and in trust revenues. The increased volumes of fixed annuities were driven by customer demand and uncertainty in the financial markets.

Mortgage warehouse fees are comprised of three revenue streams: custodial fees associated with mortgage document services for mortgage warehouse customers, syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans and servicing and other fees associated with interests in mortgage warehouse assets sold to third-party commercial paper conduits (conduits). The decrease of $17.0 million in mortgage warehouse fees from 2007 to 2008 was primarily related to lower servicing and other fees associated with interests sold because Colonial discontinued the sales of assets to the conduits in early January 2008.

Income from bank-owned life insurance (BOLI) decreased from 2007 to 2008 primarily due to lower crediting rates.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and other assets and several other small items. The decrease from 2007 to 2008 was primarily the result of a $10.0 million decline in revenue from joint ventures as well as a $2.7 million decrease in gains related to the sale of bank premises, partially offset by a $2.1 million gain on the sale of Visa, Inc. stock from the initial public offering, a $1.5 million increase in equity investment income and a $526,000 increase in the fair value of retail mortgage forward sale commitments.

The Company’s decision to buy and sell securities is based on its management of interest rate risk and projected liquidity and funding needs. During 2008, the Company recorded gains of $6.1 million in the first quarter from the sale of approximately $217 million in securities, a $3.0 million gain in the second quarter from the early termination of a $250 million resell agreement, and a loss of $4.9 million on the sale of Wachovia stock, $658,000 on a derivative swap transaction and a $489,000 write-down of securities in the third quarter. In the first quarter of 2007, the Company recorded gains of $981,000 on the sale of $163 million in securities and recognized an impairment loss of $36.0 million as the Company declared its intent to restructure its securities portfolio by selling approximately $1.2 billion in available for sale securities. The securities were sold in April 2007. In the second quarter of 2007, the Company recorded gains of $1.1 million from the sale of additional available for sale debt securities and equity securities.

The Company sold approximately $490 million of residential real estate loans in March 2007 and recognized a $3.9 million gain.

Noninterest Expense

The following charts detail the Company’s core noninterest expense by category for the years ended December 31, 2008 and 2007:

(1)	Other consists of other expenses and any category of core noninterest expense that falls below 5% of total core noninterest expense.

The following table shows the dollar and percentage changes in noninterest expense by category for 2008 as compared to 2007, and 2007 as compared to 2006. Core noninterest expense increased $117.0 million, or 21.6%, in 2008 as compared to 2007. Core noninterest expense to average assets was 2.46% and 2.27% for 2008 and 2007, respectively.

				Increase (Decrease)
	Year Ended December 31,			2008 Compared to 2007%		2007 Compared to 2006%
	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$295,881	$279,055	$279,612	$16,826	6.0%	$(557)	(0.2)%
Occupancy expense of bank premises, net	95,485	78,709	67,338	16,776	21.3	11,371	16.9
Furniture and equipment expenses	59,865	53,262	48,585	6,603	12.4	4,677	9.6
Professional services	29,112	18,787	18,465	10,325	55.0	322	1.7
FDIC insurance and other regulatory fees	18,081	6,301	4,822	11,780	187.0	1,479	30.7
Amortization of intangible assets	16,613	13,358	12,209	3,255	24.4	1,149	9.4
Electronic banking and other retail banking expenses	16,043	19,660	13,521	(3,617)	(18.4)	6,139	45.4
Losses and expenses on other real estate	28,366	1,171	854	27,195	2322.4	317	37.1
Loss on equity investments	16,925	3,019	1,514	13,906	460.6	1,505	99.4
Advertising	12,092	10,065	10,782	2,027	20.1	(717)	(6.6)
Communications	11,371	11,099	10,845	272	2.5	254	2.3
Postage and courier	9,896	10,656	10,476	(760)	(7.1)	180	1.7
Loan closing costs	6,628	5,549	5,067	1,079	19.4	482	9.5
Travel	6,525	6,945	8,200	(420)	(6.1)	(1,255)	(15.3)
Other expenses	36,266	24,503	26,898	11,763	48.0	(2,395)	(8.9)

Core noninterest expense	659,149	542,139	519,188	117,010	21.6	22,951	4.4
Goodwill impairment	575,000	—	—	575,000	100.0	—	—
Severance expense	786	6,616	413	(5,830)	(88.1)	6,203	1501.9
Merger related expenses	—	4,015	—	(4,015)	(100.0)	4,015	100.0
Net loss related to the early extinguishment of debt	10,327	6,908	—	3,419	49.5	6,908	100.0

Total noninterest expense	$1,245,262	$559,678	$519,601	$685,584	122.5%	$40,077	7.7%

Salaries and employee benefits increased 6% from 2007 to 2008. The change was primarily due to a decrease in deferred salary costs and increases in commissions and separation payments along with an additional working day in 2008. Stock-based compensation expense decreased from 2007 due to certain performance criteria not being met, resulting in the reversal of previously expensed performance-based restricted stock. The Company’s average number of full-time equivalent employees increased from 4,588 in 2007 to 4,671 in 2008. The increase in employees was primarily due to the Company’s two acquisitions in 2007, but was partially offset by reductions in workforce in 2007 and 2008.

The increases in occupancy and furniture and equipment expenses were primarily due to the 2007 acquisitions of Commercial Bankshares, Inc. and Citrus and Chemical Bancorporation, Inc. Additional increases resulted from higher information technology costs, charges related to abandoned leases and increased lease expense resulting from the sale-leaseback of 56 properties in 2007. The increased occupancy expense from the sale-leasebacks is more than offset by the amortization of deferred gains on the sales, which are included in noninterest income.

Professional services increased from 2007 to 2008 primarily due to increases in legal fees associated with credit related matters, accounting fees, consulting fees related to the Colonial 1st Project and technology related services.

FDIC insurance and other regulatory fees increased from 2007 to 2008 due to increases in deposits on which the FDIC assessment is based, as well as the depletion of Colonial Bank’s available FDIC assessment credits in late 2007.

Amortization of intangible assets increased from 2007 to 2008 due to additional core deposit intangible assets that were recorded for the Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc. acquisitions in 2007.

Electronic banking and other retail banking expenses decreased from 2007 to 2008 due to the discontinuance of consulting services related to revenue enhancement initiatives, as well as management’s focused efforts to reduce fraud and operating losses.

The increases in losses and expenses on other real estate were driven by higher charges resulting from real estate value declines arising from the current U.S. recession. The losses and expenses on other real estate for 2008 included $4.8 million of write downs on properties sold, $11.7 million of additional write downs on other real estate and $11.9 million in other real estate expenses.

Loss on equity investments increased from 2007 to 2008 due to the recognition of $10.4 million of impairment charges during 2008 along with operating losses related to real estate joint ventures and low income housing tax credit investments, as well as the establishment of a $1.5 million reserve for losses.

Advertising expense increased from 2007 to 2008 primarily due to increased newspaper and radio advertisements to attract and retain deposits.

Loan closing costs increased from 2007 to 2008 primarily due to the increased frequency of appraisals driven by rapid declines in real estate values in late 2007 and throughout 2008.

Other expenses increased from 2007 to 2008 primarily due to an $8.6 million increase in subservicing fees associated with the increased balances of mortgage warehouse assets, an increase in the off-balance sheet credit reserve of $2.0 million and a charge of $1.1 million related to a litigation settlement.

Colonial recorded a noncash charge of $575.0 million in the fourth quarter of 2008 for goodwill impairment. Goodwill recorded on past acquisitions in Florida and Nevada became impaired in the fourth quarter primarily due to declining bank market valuations and increased credit costs. Refer to the Goodwill section of Management’s Discussion and Analysis for additional information.

Severance expense relates primarily to the reduction in force efforts in 2007. This expense decreased significantly for 2008.

Merger related expenses in 2007 related to the acquisitions of Commercial Bankshares, Inc. and Citrus & Chemical Bancorporation, Inc.

During 2008, the Company incurred a $10.3 million net loss related to the early extinguishment of debt. A $9.7 million loss was incurred on the early termination of $205 million in FHLB advances, which bore interest averaging 4.68%, and a $597,000 loss was incurred on the call of $90.5 million in brokered time deposits, which bore interest at 4.90%. During 2007, the Company redeemed $185 million of trust preferred securities, which bore interest averaging 8.58%, and incurred a $6.9 million net loss related to the early extinguishment of debt.

Minority Interest Expense/REIT Preferred Dividends

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. These securities pay dividends at a rate of 7.114% until May 15, 2012 and 3-month LIBOR plus 2.02% for each dividend period thereafter. The dividends are reflected, before tax, as minority interest expense on the Company’s consolidated statements of income. CBG Florida REIT Corp. may redeem the preferred stock, in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter. Refer to Note 20, Minority Interest/REIT Preferred Securities, for additional information.

Provision for Income Taxes

The effective income tax rate was 22.0% in 2008 and 32.6% in 2007. During 2008, the loss recognized created an income tax benefit of $247.7 million. The provision for income taxes in 2007 was $87.6 million. The decrease in the effective tax rate from 2007 was primarily the result of substantial losses recognized during 2008, which was partially offset by the impairment of goodwill, much of which was a non-taxable charge. For further information concerning the provision for income taxes, refer to Note 25, Income Taxes.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2007 to December 31, 2008 are as follows:

	December 31, 2008	December 31, 2007	Increase (Decrease)
			$	%
	(Dollars in thousands)
Interest bearing deposits in banks and the Federal Reserve	$1,534,463	$28,993	$1,505,470	5,192.5%
Securities purchased under agreements to resell	1,556,157	2,049,664	(493,507)	(24.1)
Securities	3,503,380	3,682,510	(179,130)	(4.9)
Loans held for sale	2,082,248	1,544,222	538,026	34.8
Loans, net of unearned income	14,530,018	15,923,178	(1,393,160)	(8.7)
Goodwill	432,053	1,008,168	(576,115)	(57.1)
Other real estate owned	127,850	15,760	112,090	711.2
Total assets	25,816,306	25,975,989	(159,683)	(0.6)
Non-time deposits	7,989,907	9,771,573	(1,781,666)	(18.2)
Total deposits	18,673,265	18,544,267	128,998	0.7
Short-term borrowings	1,172,706	568,721	603,985	106.2
Long-term debt	4,043,807	4,023,836	19,971	0.5
Minority interest/REIT preferred securities	293,058	293,058	0	0.0
Shareholders’ equity	1,344,978	2,273,571	(928,593)	(40.8)

Interest Bearing Deposits in Banks and the Federal Reserve

In response to significant uncertainty in the marketplace and to increase liquid assets, Colonial increased the level of cash balances maintained at the Federal Reserve and the FHLB, thereby increasing interest bearing deposits in banks and the Federal Reserve to $1.5 billion as of December 31, 2008 as compared to $29 million at December 31, 2007. The balance held at the Federal Reserve at December 31, 2008 was $1.1 billion while the balance held at the FHLB was $388.5 million.

Securities Purchased Under Agreements to Resell

Colonial’s securities purchased under agreements to resell at December 31, 2008 represent mortgage backed securities which have been securitized by customers of the Company’s mortgage warehouse lending division and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information. At December 31, 2007, Colonial had an additional $500 million invested in traditional resell agreements that were terminated during 2008.

Securities

BancGroup determines the funds available for investment based upon anticipated loan and deposit growth, liquidity needs and pledging requirements, as well as other factors. An investment strategy is developed based on these factors, along with BancGroup’s balance sheet position and relative value opportunities in the market.

All securities are either classified as held to maturity or available for sale. Held to maturity securities are those securities which management has the ability and intent to hold until maturity. The carrying value of held to maturity securities was $200.4 million at the end of 2008 compared to $1.2 million at the end of 2007. The current year increase was the result of purchases during 2008. Securities classified as held to maturity consisted primarily of agency mortgage-backed securities and included U.S. Treasury bonds and municipal obligations. The following chart details the Company’s held to maturity securities at December 31, 2008 by category:

Held To Maturity Securities

Securities available for sale represent those securities that the Company intends to hold for an indefinite period of time and may be sold in response to changes in BancGroup’s interest rate risk position, prepayment risk or other similar factors. These securities are recorded at fair value with unrealized gains or losses, net of any tax effect, added to or deducted from shareholders’ equity. At December 31, 2008, the net unrealized pretax loss on securities available for sale was $476.9 million, compared to $5.8 million at December 31, 2007. The unrealized loss, net of income taxes, is reflected in the Company’s shareholders’ equity in the amount of $310.0 million and $3.7 million at December 31, 2008 and 2007, respectively. At December 31, 2008, securities available for sale totaled $3.3 billion, or 94.3% of the total securities portfolio, compared to $3.7 billion, or 99.97%, at December 31, 2007. The following chart details the Company’s securities available for sale at December 31, 2008 by category:

The composition of the Company’s securities portfolio is reflected in the following tables.

Securities by Category

	Carrying Value at December 31,
	2008	2007	2006
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government sponsored entities (GSE’s)	$25,222	$—	$166,481
Agency mortgage-backed securities	1,533,391	1,359,503	1,012,855
Non-agency mortgage-backed securities	1,203,263	1,701,047	1,670,973
Obligations of state and political subdivisions	345,695	371,930	78,603
Corporate notes	—	6,819	—
Federal Reserve and FHLB stock and other	195,388	241,983	154,702

Total securities available for sale	3,302,959	3,681,282	3,083,614

Held to maturity securities:
U.S. Treasury securities	500	500	500
Agency mortgage-backed securities	199,687	495	747
Obligations of state and political subdivisions	234	233	627

Total held to maturity securities	200,421	1,228	1,874

Total securities	$3,503,380	$3,682,510	$3,085,488

Securities to total assets	13.6%	14.2%	13.5%

Average securities to average earning assets	15.7%	14.7%	14.8%

Average duration (excluding equities)	5.71 years	4.97 years	4.45 years

Securities by Credit Rating at December 31, 2008

	Government / GSE Obligations	Lower of Standard & Poor’s or Moody’s Designation			Unrated/ Other	Total
		AAA	A-to AA+	BBB-to BBB+
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$25,722	$—	$—	$—	$—	$25,722
Agency mortgage-backed securities	1,733,078	—	—	—	—	1,733,078
Non-agency mortgage-backed securities	—	653,576	264,589	148,509	136,589	1,203,263
Obligations of state and political subdivisions	—	24,060	305,442	14,082	2,345	345,929
FHLB stock and other	—	19,511	—	—	175,877	195,388

Total securities	$1,758,800	$697,147	$570,031	$162,591	$314,811	$3,503,380

As of December 31, 2008, the ratings for approximately $136.6 million of securities in Colonial’s portfolio were reduced to below investment grade by the rating agencies due to deteriorating U.S. economic conditions. Colonial still expects to collect all contractual principal and interest amounts on these securities.

Securities by Credit Rating at December 31, 2007

	Government / GSE Obligations	Lower of Standard & Poor’s or Moody’s Designation			Unrated/ Other	Total
		AAA	A-to AA+	BBB-to BBB+
	(In thousands)
U.S. Treasury securities	$500	$—	$—	$—	$—	$500
Agency mortgage-backed securities	1,359,998	—	—	—	—	1,359,998
Non-agency mortgage-backed securities	—	1,701,047	—	—	—	1,701,047
Obligations of state and political subdivisions	—	367,136	2,321	—	2,706	372,163
Federal Reserve and FHLB stock and other	—	—	4,965	1,856	241,981	248,802

Total securities	$1,360,498	$2,068,183	$7,286	$1,856	$244,687	$3,682,510

Securities by Credit Rating at December 31, 2006

	Government / GSE Obligations	Lower of Standard & Poor’s or Moody’s Designation			Unrated/ Other	Total
		AAA	A-to AA+	BBB-to BBB+
	(In thousands)
U.S. Treasury securities	$166,981	$—	$—	$—	$—	$166,981
Agency mortgage-backed securities	1,013,602	—	—	—	—	1,013,602
Non-agency mortgage-backed securities	—	1,670,973	—	—	—	1,670,973
Obligations of state and political subdivisions	—	72,965	2,258	—	4,007	79,230
Federal Reserve and FHLB stock and other	—	—	—	—	154,702	154,702

Total securities	$1,180,583	$1,743,938	$2,258	$—	$158,709	$3,085,488

The maturities of the Company’s debt securities portfolio at December 31, 2008 are as follows:

Contractual Maturity Distribution of Debt Securities(1)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(In thousands)
Securities available for sale:
U.S Treasury securities and obligations of GSE’s	$—	—%	$—	—%	$25,222	3.00%	$—	—%
Agency mortgage-backed securities	36	5.50%	1,313	6.14%	45,849	5.68%	1,486,192	5.55%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	1,203,263	6.06%
Obligations of state and political subdivisions(2)	1,802	6.99%	9,124	6.40%	60,556	6.31%	274,363	6.33%
Federal Reserve and FHLB stock and other	—	—%	—	—%	—	—%	—	—%

Total securities available for sale	1,838	6.96%	10,437	6.37%	131,627	5.46%	2,963,818	5.83%

Held to maturity securities:
U.S. Treasury securities	—	—%	—	—%	500	7.25%	—	—%
Agency mortgage-backed securities	5	10.01%	55	7.01%	92	8.53%	199,535	5.89%
Obligations of state and political subdivisions(2)	—	—%	234	7.76%	—	—%	—	—%

Total held to maturity securities	5	10.01%	289	7.62%	592	7.45%	199,535	5.89%

Total debt securities	$1,843	6.97%	$10,726	6.40%	$132,219	5.47%	$3,163,353	5.83%

(1)	These are contractual maturities; expected and actual maturities could differ from contractual maturities because underlying borrowers may have the right to call or prepay obligations without call or prepayment penalties.
(2)	The weighted average yields are calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security. The yield is reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.

Mortgage Warehouse Assets

The mortgage warehouse lending division provides short-term, secured funding to mortgage companies. Colonial’s fundings to the mortgage companies are reflected in loans, loans held for sale and securities purchased under agreements to resell. The mortgage warehouse assets are secured by mortgage loans that are sold to investors such as Fannie Mae, Freddie Mac, Ginnie Mae and money center financial institutions who have committed to purchase the mortgage loans collateralizing the mortgage warehouse assets. The mortgage loans are generally delivered to investors within one month. Colonial controls the collateral files (which include the underlying mortgage legal documents) for the majority of the outstanding mortgage warehouse assets. In the event of a default by a mortgage company, Colonial could assume ownership of the underlying individual mortgage loan and the related forward sales commitment pursuant to which Colonial could deliver the loan to the permanent investor. During 2008, Colonial’s mortgage warehouse lending division provided approximately $70 billion of interim funding to the industry representing nearly 400,000 residential mortgage loans.

Mortgage warehouse loans represent collateralized draws on lines of credit to mortgage origination companies. The loans are used to originate mortgage loans to their customers. Investors have committed to purchase the mortgage loans securing the mortgage warehouse loans. Short-term participations in loans held for sale are another source of funding provided to these companies whereby Colonial purchases participations in certain mortgage loans which have commitments to be sold to third-party investor institutions. Securities purchased under agreements to resell represent mortgage backed securities which have been securitized by these companies and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors.

Colonial had a facility in which it sold certain mortgage warehouse loans and short-term participations in loans held for sale to a wholly-owned special purpose entity which then sold interests in those assets to third-party commercial paper conduits (conduits). The Company reduced the interests in mortgage warehouse assets that were sold by $500 million in each of April and November 2007, for a total 2007 reduction of $1.0 billion. At December 31, 2007, the total outstanding balances of interests sold to the conduits was $1.0 billion. In January 2008, the balance outstanding to the conduits was reduced to $0 and the facility was terminated by its terms. Refer to Note 9, Sales and Servicing of Financial Assets, for additional information.

A summary of the major components of mortgage warehouse assets is shown in the table below:

	December 31,
	2008	2007
	(In thousands)
Securities purchased under agreements to resell	$1,556,157	$1,549,664
Loans held for sale	1,975,654	1,484,502
Mortgage warehouse loans	731,176	290,603

Total mortgage warehouse assets on balance sheet	4,262,987	3,324,769
Interests sold:
Loans held for sale	—	769,221
Mortgage warehouse loans	—	230,779

Total mortgage warehouse assets under management	$4,262,987	$4,324,769

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale at December 31, 2008 increased $538 million, or 34.8%, from December 31, 2007, primarily due to an increase in participations purchased by the mortgage warehouse division driven by customer demand and the elimination of the sales of participations to the third party commercial paper conduits, as well as an increase in other loans held for sale. Loans held for sale fluctuate as demand for residential mortgages changes and customer demands change. A summary of the elements that make up loans held for sale is shown in the table below:

	December 31, 2008	December 31, 2007
	(In thousands)
Short-term participations in mortgage loans held for sale (includes $1,950,445 measured at fair value at December 31, 2008)	$1,975,654	$1,484,502
Retail mortgage loans held for sale	57,396	59,720
Other loans held for sale	49,198	—

Total loans held for sale	$2,082,248	$1,544,222

BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 5, Fair Value Measurements.

Loans

During 2008, Colonial and many other financial institutions became focused on capital preservation. As credit quality in the industry deteriorated and the current U.S. recession severely impacted property values, Colonial’s focus shifted from balance sheet growth to balance sheet contraction, or deleveraging. Colonial focused on reducing exposures in specific markets and to specific borrowers. The result of these factors is a $1.8 billion, or 11.7%, decrease in Colonial’s outstanding loan portfolio, excluding mortgage warehouse lending, from December 31, 2007 to December 31, 2008. The impact has been most noticeable in the residential construction market. As the current U.S. recession’s impact on real estate values has negatively impacted developers and other borrowers, Colonial has been, and continues to be, more selective in approving new loans or expansions of existing loan relationships. Loans in the mortgage warehouse division increased $440.6 million from December 31, 2007. Mortgage warehouse loans increased because Colonial stopped selling interests in mortgage warehouse loans to third-party commercial paper conduits and terminated the off balance sheet facility in January 2008.

Gross Loan Portfolio

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Commercial, financial and agricultural	$1,713,267	$1,506,986	$1,440,448	$1,591,195	$2,123,664
Commercial real estate	4,935,944	5,012,773	4,291,979	4,424,465	4,270,817
Real estate construction	4,922,190	6,296,262	6,340,324	5,483,424	3,936,800
Residential real estate	2,572,077	2,673,823	2,987,212	3,048,007	2,228,648
Consumer and other	402,070	452,642	438,375	372,470	315,386

Total loans	14,545,548	15,942,486	15,498,338	14,919,561	12,875,315
Less: unearned income	(15,530)	(19,308)	(19,449)	(19,697)	(17,504)

Total loans, net of unearned income	$14,530,018	$15,923,178	$15,478,889	$14,899,864	$12,857,811

Loans classified as commercial, financial and agricultural represented 11.8% of total loans at December 31, 2008, and consisted of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses, as well as mortgage warehouse lines of credit.

Commercial real estate loans represented 33.9% of total loans at December 31, 2008. These loans are collateralized by seasoned real estate held for investment and business purposes.

Real estate construction loans were 33.8% of total loans at December 31, 2008. Loans of this type are made to individuals, companies or developers for use in the purchase or construction of properties such as single and multi-family residential and non-residential real estate. These loans are repaid by the cashflows generated through the operation, sale or refinancing of the underlying commercial property.

Residential real estate loans represented 17.7% of total loans at December 31, 2008. The majority of Colonial’s residential real estate loans are adjustable and fixed rate first mortgages on single-family, owner-occupied properties.

Consumer and other loans represented 2.8% of total loans at December 31, 2008. Loans in this category may be unsecured or secured and include loans for investment purposes, vehicle purchases, purchases of personal property, personal expense loans and overdrafts of deposit accounts. These loans are made to individuals and businesses such as financial institutions, municipalities and not-for-profit organizations.

The contractual maturities of loans may vary significantly from actual maturities due to loan extensions, early payoffs due to refinancing and other factors. Fluctuations in interest rates and availability of credit from other sources are major factors in early loan payoffs. The uncertainties of future events, particularly with respect to interest rates, make it difficult to predict the actual maturities. The following table represents the contractual maturities of loans at December 31, 2008:

Loan Maturity/Rate Sensitivity

	Maturing			Rate Sensitivity		Rate Sensitivity, Loans Maturing Over 1 Year
	Within 1 Year	1-5 Years	Over 5 Years	Fixed	Floating/ Adjustable	Fixed	Floating/ Adjustable
	(Dollars in thousands)
Commercial, financial and agricultural	$1,255,467	$284,490	$173,310	$366,042	$1,347,225	$225,141	$232,659
Commercial real estate	1,241,636	2,446,233	1,248,075	2,978,002	1,957,942	2,365,264	1,329,044
Real estate construction	3,141,352	1,568,945	211,893	1,087,143	3,835,047	505,663	1,275,175
Residential real estate	1,059,969	909,912	602,196	654,337	1,917,740	269,591	1,242,517
Consumer and other loans	99,231	130,144	172,695	292,356	109,714	227,459	75,380

Totals	$6,797,655	$5,339,724	$2,408,169	$5,377,880	$9,167,668	$3,593,118	$4,154,775

For additional discussion of loans, refer to the Risk Management section of Management’s Discussion and Analysis.

Goodwill

The Company’s annual goodwill impairment test was performed as of September 30, 2008. As a result of the annual impairment test, even though four reporting units were required to perform a second step analysis, management determined that no goodwill impairment charge was required at that time, as the implied fair value of goodwill for each tested reporting unit exceeded its carrying value. Due to the decline in market valuations for financial institutions, including Colonial, and increased credit costs during the fourth quarter of 2008, an interim impairment test was performed as of December 31, 2008. As a result of the interim impairment test, the Company computed and recorded a $575.0 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test. The impairment impacted two of the Company’s six reportable segments, representing four of the Company’s seven reporting units. Refer to Note 14, Goodwill and Other Intangible Assets, as well as the Purchase Accounting and Goodwill section of Critical Accounting Polices in Management’s Discussion and Analysis for additional information.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units as well as the market valuations of financial institutions, including Colonial, management will continue to monitor and evaluate the carrying value of goodwill. Additional goodwill impairment could be recorded in future periods and such impairment could be material to the Company’s results of operations.

Other Real Estate Owned

Total other real estate owned increased $112.1 million from December 31, 2007 to December 31, 2008. The increase was driven by deteriorating credit quality in the Company’s loan portfolio. A substantial portion of the outstanding balance relates to properties in waterfront locations in Florida and coastal Alabama.

Deposits

BancGroup’s period end deposits consisted of the following:

	December 31,		% of Total
	2008	2007	2008	2007
	(In thousands)
Noninterest bearing demand deposits	$2,816,699	$2,988,457	15.1%	16.1%
Interest bearing demand deposits	4,826,328	6,307,491	25.8	34.0
Savings deposits	346,880	475,625	1.9	2.6

Non-time deposits	7,989,907	9,771,573	42.8	52.7
Certificates of deposit less than $100,000	4,527,459	3,566,220	24.3	19.2
Certificates of deposit $100,000 or more	3,911,446	3,143,193	20.9	16.9
Other time deposits	678,483	538,740	3.6	2.9

Retail deposits	17,107,295	17,019,726	91.6	91.7
Brokered time deposits	1,297,651	1,455,586	7.0	7.9
Reciprocal brokered time deposits	268,319	68,955	1.4	0.4

Total brokered time deposits	1,565,970	1,524,541	8.4	8.3

Total deposits	$18,673,265	$18,544,267	100.0%	100.0%

BancGroup continues to focus on growing deposits throughout its market areas. Total deposits increased 0.7% from December 31, 2007. The increase was driven by retail time deposits which increased $1.9 billion, or 25.8%, during 2008. This increase was substantially offset by a decrease in non-time deposit accounts of $1.8 billion, or 18.2%. Total brokered time deposits increased $41.4 million, or 2.7%, driven primarily by an increase of $199.3 million in reciprocal brokered time deposits which was partially offset by a reduction of $157.9 million in brokered time deposits from 2007 to 2008. In 2008, due to the current U.S. recession and its impact on the banking industry, reciprocal brokered time deposits became more attractive to customers looking to maximize FDIC insurance coverage. As market demographics change, products and services are restructured to meet the needs of a particular region or customer base. Refer to the Liquidity and Funding section of Management’s Discussion and Analysis for further information.

The following chart details BancGroup’s deposit base by state at December 31, 2008:

Total Deposit Base

At December 31, 2008, the scheduled maturities of time deposits in amounts of $100,000 or more were as follows:

Months to Maturity	(In thousands)
3 or less	$1,187,997
Over 3 through 6	799,447
Over 6 through 12	1,641,419
Over 12	512,445

Total	$4,141,308

Time deposit maturities of $9.4 billion in 2009 are expected to be renewed or substantially replaced by new originations. Over the past 12 months, 57.5% of total matured time deposits were renewed while new originations exceeded the level of maturing time deposits that did not renew. During January and February of 2009, $2.1 billion of time deposits matured and 49.7% of those deposits were renewed while Colonial increased total time deposits with $1.0 billion of new originations. If the level of time deposit renewals and originations is less than the level of maturities, Colonial could modify other deposit offerings or increase utilization of wholesale funding.

Short-Term Borrowings

Short-term borrowings consist of repurchase agreements, federal funds purchased and Federal Reserve Term Auction Facility (TAF) funds. Short-term borrowings increased $604 million, or 106%, from December 31, 2007 to December 31, 2008 as Colonial purchased $700 million in Federal Reserve TAF funds and decreased repurchase agreements by $96 million, or 17%. Refer to Note 16, Short-Term Borrowings, for additional information.

Long-Term Debt

Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt, and capital lease obligations. Total long-term debt increased $20 million, or 0.50%, from December 31, 2007 to December 31, 2008. During 2008, the Company issued $250 million in subordinated debt, which qualifies as Tier II regulatory capital; paid off $214 million in FHLB borrowings; and paid off $7.7 million of variable rate subordinated debt and $20.7 million of fixed rate subordinated debt. In addition, Colonial increased capital lease obligations by $3.4 million, or 22%. Refer to Note 17, Long-Term Debt, for additional information.

REIT Preferred Securities

During May 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock through its indirect subsidiary CBG Florida REIT Corp. When declared, dividends on these securities are payable at a rate of 7.114% until May 15, 2012 and at a rate of 3-month LIBOR plus 2.02% for each dividend period thereafter. CBG Florida REIT Corp., at its option and subject to certain restrictions, may redeem the preferred stock, in whole or in part, on May 15, 2012 and each fifth succeeding year thereafter. These securities qualify as Tier I capital. Refer to Note 20, Minority Interest/REIT Preferred Securities, for additional information.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

As a financial services provider, the Company routinely commits to extend credit, including loan commitments, letters of credit and financial guarantees. A significant portion of commitments to extend credit may expire without being drawn upon. These commitments are subject to the same credit policies and approval process used for loans. Also, in the ordinary course of business, the Company enters into indemnification agreements, including underwriting agreements relating to offers and sales of its securities, acquisition agreements and various other business arrangements, such as relationships arising from service as a director or officer of BancGroup or its subsidiaries. For more information regarding off-balance sheet arrangements, see Note 10, Commitments and Contingent Liabilities.

Contractual Obligations

The Company enters into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations and leases for premises and equipment. The table below summarizes contractual obligations as of December 31, 2008 except for obligations of short-term borrowing arrangements and pension and postretirement benefits plans. More information on these obligations is contained in Note 16, Short-Term Borrowings, and Note 21, Employee Benefit Plans.

The Company also enters into derivatives, which create contractual obligations, as part of its interest rate risk management process. For more information, see the Interest Rate Risk section of Management’s Discussion and Analysis and Note 12, Derivatives.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
	(In thousands)
Long-term debt par value(1)(2)	$4,095,908	$42,421	$99,388	$3,590	$3,950,509	$—
Long-term debt interest(3)(4)	2,616,204	197,076	388,723	377,657	1,652,748	—
Operating leases	411,195	40,442	75,786	54,491	240,476	—
Time deposits	10,683,358	9,397,048	1,117,651	167,196	1,463	—
Uncertain tax positions(5)	26,027	—	—	—	—	26,027

Total	$17,832,692	$9,676,987	$1,681,548	$602,934	$5,845,196	$26,027

(1)	Excludes purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts.
(2)	Includes principal payments related to capital leases totaling $18.5 million, payable as follows: $1.4 million in less than 1 year; $2.7 million in 1-3 years; $2.7 million in 3-5 years; and $11.7 million after 5 years.
(3)	Includes interest payments related to capital leases totaling $9.3 million, payable as follows: $1.2 million in less than 1 year; $2.2 million in 1-3 years; $1.9 million in 3-5 years; and $4.0 million after 5 years.
(4)	Includes interest on variable rate debt calculated using the effective contractual rates as of December 31, 2008.
(5)	As of December 31, 2008, the Company had $26.0 million in uncertain tax positions. Due to the uncertainty of the timing of future cash flows associated with these obligations, reasonably reliable estimates of the periods of cash settlement with the respective taxing authorities cannot be made.

Time deposit maturities of $9.4 billion in 2009 are expected to be renewed or substantially replaced by new originations. Over the past 12 months, 57.5% of total matured time deposits were renewed while new originations exceeded the level of maturing time deposits that did not renew. During January and February of 2009, $2.1 billion of time deposits matured and 49.7% of those deposits were renewed while Colonial increased total time deposits with $1.0 billion of new originations. If the level of time deposit renewals and originations is less than the level of maturities, Colonial could modify other deposit offerings or increase utilization of wholesale funding. See the Deposits section of Management’s Discussion and Analysis, and Note 15, Time Deposits, for additional information.

RISK MANAGEMENT

Credit Risk Management

Colonial has some measure of credit risk in most of its primary banking activities, but the majority of this risk is associated with lending. The Company’s credit risk management process is centered on credit and underwriting policies and procedures, a loan approval process that uses a committee structure, audit and review functions and credit professionals at the regional, business-line and BancGroup levels. In addition, Colonial has a credit risk reporting and analysis group which evaluates changes in credit risk, monitors large concentrations and exposures by types and locations and implements the Company’s loan loss allowance methodology. Colonial also has a special assets/collections group which is charged with controlling losses, obtaining recoveries and implementing strategies to reduce problem asset levels. In addition, the internal auditors and regulatory examiners review and perform detailed tests of the Company’s credit risk management activities, such as credit underwriting, loan administration and the loan loss allowance process. The overall goals of Colonial’s credit risk management activities include providing an appropriate basis for new credit extensions and timely recognition of problems and risks.

In addition to lending, credit risk is present in Colonial’s securities portfolio, derivative instruments and certain deposit activities. The Company’s treasury and deposit departments have credit risk management processes in place in order to manage credit risk in these activities.

Loan Approval and Underwriting

The Chief Credit and Risk Officer, who reports directly to the Chief Executive Officer, provides company-wide credit oversight through a senior credit administration function. This function reviews larger credits prior to approval and also provides an independent review of credits on an ongoing basis. In addition, the Company has established regional loan committees comprised of local officers and directors that approve loans up to certain dollar amounts. These committees provide local business and market views while BancGroup’s senior management provides oversight by participating in the state loan committees. Loans to the Company’s largest borrowers and loans originated out of specialized business units may go through these committees for approval, but also are generally reviewed and approved by additional committees established by the Board of Directors and administered by the Chief Credit and Risk Officer.

Below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

•

Cash flow and debt service coverage — adequate cash flow is a necessary condition of credit worthiness. Loans not clearly supported by a borrower’s cash flow must be justified by secondary repayment sources.

•	Secondary repayment sources — alternative repayment funds significantly mitigate risk as long as the funds are liquid, easily accessible and adequate to supplement the primary cash flow source.

•

Underlying collateral value — loans are generally secured by the asset being financed. However, unless it is liquid, it does not justify loans that cannot be serviced by the borrower’s normal cash flows.

•

Overall credit worthiness of the customer — the customer’s relationships, both past and current, with both Colonial and other lenders are taken into account. Success depends on building lasting, mutually beneficial relationships with clients, which involves assessing their financial position and background.

•	Equity invested in the transaction — in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.

Collateral guidelines vary with the type of loan and creditworthiness of the borrower, but generally require loan-to-value ratios ranging from 50% to 90%, depending on the loan type. Collateral values are monitored and estimated by loan officers and the senior credit administration function through inspections, independent appraisals, reference to broad measures of market values and current experience with similar properties or collateral.

Commercial Real Estate and Real Estate Construction Loan Categories

A large portion of BancGroup’s loans are secured by real estate, with commercial real estate and construction loans representing 33.9% and 33.8% of total loans as of December 31, 2008, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.5% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have historically experienced higher rates of growth. Currently, all of BancGroup’s markets are experiencing a decline in real estate values due to an over supply of houses along with reduced demand for real estate, particularly residential real estate. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. Colonial focuses its commercial real estate and construction lending efforts on properties owned and/or developed by experienced customers with whom BancGroup has established relationships. In addition to the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 34.0% of the total commercial real estate portfolio outstanding at December 31, 2008. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally contain different inherent risks than other commercial real estate loans.

The following charts reflect the geographic diversity and property type distribution of total construction and commercial real estate loans at December 31, 2008:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Geographic Diversity (by property location)(1)
Florida	$2,144,120	43.6%	$3,015,510	61.1%
Alabama	488,710	9.9%	543,261	11.0%
Georgia	511,470	10.4%	349,924	7.1%
Texas	947,705	19.2%	440,882	9.0%
Nevada	432,433	8.8%	199,693	4.0%
Other	397,752	8.1%	386,674	7.8%

Total	$4,922,190	100.0%	$4,935,944	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Construction			Retail	22.0%	7.5%
Residential development and lots	24.3%	8.2%	Office	21.5%	7.3%
Residential home construction	9.5%	3.2%	Warehouse	13.7%	4.6%
Residential land	7.0%	2.4%	Multi-Family	9.4%	3.2%
Condominium	5.5%	1.9%	Healthcare	9.1%	3.1%

Total Residential Construction	46.3%	15.7%	Lodging	6.2%	2.1%

Commercial Construction			Church or School	3.7%	1.3%
Commercial land	17.6%	6.0%	Industrial	2.5%	0.8%
Commercial development and lots	11.0%	3.7%	Farm	2.5%	0.8%
Retail	8.1%	2.7%	Other(2)	9.4%	3.2%

Multi-Family	3.9%	1.3%	Total Commercial Real Estate	100.0%	33.9%

Office	4.2%	1.4%
Other(2)	8.9%	3.0%

Total Commercial Construction	53.7%	18.1%

Total Construction	100.0%	33.8%

(1)	No more than 12.5% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,321,673	$1,001,470
% of 75 Largest Loans to Category Total	26.9%	20.3%
Average Loan to Value Ratio (75 largest loans)	73.2%	68.4%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.51x

Residential Construction Loan Category

Residential construction represents approximately 46% of the Company’s construction portfolio and consists of residential development and lots, residential home construction, residential land and condominiums. The loans are generally short-term, have the personal guarantees of the principals involved and are underwritten such that each borrower has substantial equity in the project.

The majority of the Company’s nonperforming assets and net charge-offs during recent quarters relate to residential construction loans. The lack of real estate sales has caused liquidity issues for some of the Company’s borrowers which have resulted in higher levels of nonperforming loans and losses in this portfolio.

The following table and chart show the components of residential construction loans, excluding nonperforming loans of approximately $300.4 million, at December 31, 2008:

Residential Construction Loans

	Total Outstanding		Residential Development	Builder Lot Inventory	Consumer- Owned Lots	Residential Presold	Residential Speculative	Land	Condominium Construction
	Amount	%
	(Dollars in millions)
Florida	$885	45%	$309	$45	$65	$47	$109	$137	$173
Texas	483	24	303	23	5	12	42	84	14
Georgia	267	14	153	13	1	9	57	12	22
Alabama	227	11	71	22	24	17	62	25	6
Nevada	85	4	33	1	—	22	10	19	—
Other	33	2	7	1	1	3	2	7	12

Total	$1,980	100%	$876	$105	$96	$110	$282	$284	$227

Residential Construction Loans

Other Loan Categories

The risks associated with loans classified as commercial, financial and agricultural are generally related to the earnings capacity of, and the cash flows generated from, the specific business activities of the borrowers.

The risks associated with residential real estate loans are primarily related to the earnings capacity of the individual borrowers, as well as overall economic conditions which can adversely impact employment levels and property values. The Company has not offered any products targeting sub-prime borrowers and does not offer higher risk mortgage products such as option ARMs, “pick a payment” loans and low or no documentation loans.

Regarding consumer and other loans, the principal source of repayment is the earnings of the individual borrower and, on collateralized loans, the collateral serves as a secondary source of repayment.

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

Colonial, through its lending and credit functions, performs ongoing reviews of its loan portfolio for credit risk. Colonial employs an independent credit review area that reviews the lending and credit functions to test the identification of credit risks. The Company remains committed to the timely recognition of problem loans and to ensuring an adequate level of allowance to cover inherent losses. Using information derived from the credit risk identification process, the Company’s credit risk management area analyzes and performs the Company’s allowance for loan losses calculations. The analysis includes four basic components: general allowances for loan pools, specific allowances for individual loans, allowances based on identified economic conditions and other risk factors and the overall allowance level (which gives rise to the unallocated component of the allowance).

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

As a result of the significant real estate market deterioration in the fourth quarter of 2007 and throughout 2008, the levels of classified and criticized loans, as well as net charge-offs, have increased. As a result the Tier I component of the Company’s allowance for loan losses increased to $206.2 million at December 31, 2008, from $182.2 million at December 31, 2007

Tier II Reserves

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

Colonial tests a broad group of loans for impairment each quarter (this includes all loans over $1 million that have internal risk ratings below a predetermined classification level, plus all loans over $500,000 that are more than 60 days past due). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, Colonial utilizes the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other market data) to estimate the current fair value (less cost to sell) of the subject property. As a result of the increase in the level of impaired loans, the Tier II component of the allowance for loan losses increased to $48.6 million at December 31, 2008, from $11.0 million at December 31, 2007.

Tier III Reserves

The third component of the allowance (i.e. Tier III Reserves) represents the effect of risks or losses that are not fully captured elsewhere. This part of the allowance is calculated in accordance with SFAS 5 and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses contained in the portfolio. This component includes amounts for portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance tier are more subjective and require a high degree of management judgment. Currently, the Tier III Reserves include additional reserves for Colonial’s concentration in commercial real estate and construction loans as well as reserves for mortgage warehouse loans, and residential real estate loans. While the Tier III factors represent incremental risks inherent in the portfolio, due to the nature of the risks, the loss factors utilized in this component are not readily observable and therefore are based upon management’s best estimation and are directionally consistent with current market conditions.

The Tier III Reserves for commercial real estate and construction are intended to provide for current elevated levels of economic risk as well as the inherent incremental risk resulting from Colonial’s relative concentration in those loan types. The reserves for mortgage warehouse lending are included in Tier III because historical losses for this portfolio have been de minimis, and as such no Tier I reserve is calculated for this portfolio. The incremental reserves for residential mortgage loans are intended to represent the additional levels of inherent risk in this portfolio. As a result of the overall market deterioration during 2008 and the impact on the Company’s asset quality metrics, the Tier III component of the allowance for loan losses increased to $55.4 million at December 31, 2008, from $28.6 million at December 31, 2007.

Unallocated Allowance

In addition to the Tier I, II and III reserves, unallocated reserves are included in the overall allowance for loan losses. The unallocated allowance is the result of management’s judgment of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in the estimates used for the allocated portions of the allowance. Management reviews the overall level of the allowance for loan losses as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves to be maintained given the overall inherent risk in Colonial’s total loan portfolio. The unallocated allowance totaled $14.7 million and $17.0 million at December 31, 2008 and 2007, respectively.

Allocation of the Allowance for Loan Losses

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial, financial and agricultural	$50,859	11.8%	$44,425	9.5%	$42,148	9.3%	$44,244	10.6%	$47,404	16.5%
Commercial real estate	66,859	33.9%	28,678	31.4%	26,820	27.7%	40,311	29.7%	37,393	33.2%
Real estate construction	157,576	33.8%	119,723	39.5%	64,487	40.9%	41,826	36.8%	30,357	30.5%
Residential real estate	24,947	17.7%	16,702	16.8%	18,337	19.3%	20,734	20.4%	12,494	17.3%
Consumer and other	10,070	2.8%	12,328	2.8%	11,265	2.8%	10,030	2.5%	9,075	2.5%
Unallocated	14,689	NA	16,989	NA	11,793	NA	13,906	NA	12,079	NA

Total	$325,000	100.0%	$238,845	100.0%	$174,850	100.0%	$171,051	100.0%	$148,802	100.0%

Percent of Reserve to Loan Category
Commercial, financial and agricultural	2.97%		2.95%		2.93%		2.78%		2.23%
Commercial real estate	1.35%		0.57%		0.62%		0.91%		0.88%
Real estate construction	3.20%		1.90%		1.02%		0.76%		0.77%
Residential real estate	0.97%		0.62%		0.61%		0.68%		0.56%
Consumer and other	2.50%		2.72%		2.57%		2.69%		2.88%
Unallocated	NA		NA		NA		NA		NA
Total	2.24%		1.50%		1.13%		1.15%		1.16%

The following table summarizes changes in the balance of the allowance for loan losses as well as loan loss experience:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance — January 1	$238,845	$174,850	$171,051	$148,802	$138,549
Additions due to acquisitions	—	13,914	—	14,622	6,857
Provision charged to income	728,942	106,450	22,142	26,838	26,994
Reduction due to sale of mortgage loans originally held for investment	—	(2,303)	—	—	—
Loans charged off	(647,933)	(61,338)	(30,779)	(27,206)	(29,811)
Recoveries	5,146	7,272	12,436	7,995	6,213

Balance — December 31	$325,000	$238,845	$174,850	$171,051	$148,802

Loans (net of unearned income) December 31	$14,530,018	$15,923,178	$15,478,889	$14,899,864	$12,857,811
Ratio of ending allowance to ending loans (net of unearned income)	2.24%	1.50%	1.13%	1.15%	1.16%
Average loans (net of unearned income)	$15,454,146	$15,290,766	$15,339,699	$14,139,380	$12,148,513
Ratio of net charge-offs to average loans (net of unearned income)	4.16%	0.35%	0.12%	0.14%	0.19%

BancGroup also maintains a reserve against certain unfunded commitments, including letters of credit. This reserve is included in other liabilities and totaled $3.0 million and $1.0 million as of December 31, 2008 and 2007, respectively.

Analysis of Net Charge-Offs

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Charge-offs:
Commercial, financial and agricultural	$34,669	$4,034	$17,346	$8,452	$10,854
Commercial real estate	47,843	3,648	1,537	8,860	8,034
Real estate construction	527,307	45,363	5,690	2,445	2,670
Residential real estate	25,909	4,214	1,702	3,155	2,613
Consumer and other	12,205	4,079	4,504	4,294	5,640

Total charge-offs	647,933	61,338	30,779	27,206	29,811

Recoveries:
Commercial, financial and agricultural	1,733	4,386	5,914	3,546	2,855
Commercial real estate	245	118	3,175	1,171	776
Real estate construction	839	410	571	254	223
Residential real estate	531	560	428	584	480
Consumer and other	1,798	1,798	2,348	2,440	1,879

Total recoveries	5,146	7,272	12,436	7,995	6,213

Net charge-offs:
Commercial, financial and agricultural	32,936	(352)	11,432	4,906	7,999
Commercial real estate	47,598	3,530	(1,638)	7,689	7,258
Real estate construction	526,468	44,953	5,119	2,191	2,447
Residential real estate	25,378	3,654	1,274	2,571	2,133
Consumer and other	10,407	2,281	2,156	1,854	3,761

Total net charge-offs	$642,787	$54,066	$18,343	$19,211	$23,598

Percent of net charge-offs to average loan category:
Commercial, financial and agricultural	2.07%	(0.03)%	0.78%	0.28%	0.41%
Commercial real estate	0.95%	0.08%	(0.04)%	0.17%	0.17%
Real estate construction	9.11%	0.71%	0.09%	0.05%	0.07%
Residential real estate	0.97%	0.13%	0.04%	0.09%	0.10%
Consumer and other	2.29%	0.47%	0.49%	0.51%	1.14%
Total	4.15%	0.35%	0.12%	0.14%	0.19%

While the majority of 2008 net charge-offs occurred in the Company’s real estate construction portfolio, the other components of the loan portfolio also experienced elevated levels of charge-offs arising from the current U.S. recession.

Nonperforming Assets and Potential Problem Loans

Colonial maintains an active nonaccrual and problem loan identification program. Through the ongoing monitoring and review of the various risks in the loan portfolio, this program aids in the timely identification of problem loans and the minimization of the risk of loss.

Nonperforming assets consist of loans on nonaccrual status, renegotiated loans, other real estate owned, repossessions and loans held for sale on nonaccrual status. Loans are generally placed on nonaccrual status if full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge-off consumer installment loans when they become 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management monitors all loans that are contractually 90 days past due, renegotiated or nonaccrual.

Other real estate owned includes real estate acquired through foreclosure or by deed taken in lieu of foreclosure. These properties are recorded at estimated fair value, less costs to sell, with any initial difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the adjusted carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$14,750	$2,467	$1,887	$4,582	$10,033
Commercial real estate	48,508	6,374	5,904	15,088	12,447
Real estate construction	394,324	96,397	1,504	2,143	1,026
Residential real estate	74,186	15,993	3,987	3,385	3,018
Consumer and other	998	655	743	470	459

Total nonaccrual loans*	532,766	121,886	14,025	25,668	26,983
Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower (not included above)	586	—	—	155	191

Total nonperforming loans*	533,352	121,886	14,025	25,823	27,174
Other real estate owned	127,850	15,760	1,850	6,032	9,711
Repossessions	58	—	19	76	154
Nonaccrual loans transferred to held for sale	49,198	—	9,255	—	—

Total nonperforming assets*	$710,458	$137,646	$25,149	$31,931	$37,039

Aggregate loans contractually past due 90 days or more for which interest is being accrued	$41,579	$23,837	$8,138	$10,283	$8,096
Net charge-offs year-to-date	$642,787	$54,066	$18,343	$19,211	$23,598
Total nonperforming loans as a percent of loans, net of unearned income	3.67%	0.77%	0.09%	0.17%	0.21%
Total nonperforming assets* as a percent of loans, net of unearned income, other real estate owned, repossessions and nonaccrual loans transferred to held for sale	4.83%	0.86%	0.16%	0.21%	0.29%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of loans, net of unearned income	3.96%	0.92%	0.14%	0.24%	0.27%
Allowance as a percent of loans, net of unearned income	2.24%	1.50%	1.13%	1.15%	1.16%
Allowance as a percent of nonperforming loans*	61%	196%	1247%	662%	548%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions and the disproportionate impact of larger assets. The increase in nonperforming assets in 2008 was primarily caused by a decline in the value of residential real estate which negatively impacted the liquidity of a number of borrowers. Refer to the Allowance for Loan Losses discussion in the Risk Management section of Management’s Discussion and Analysis for additional information.

For loans classified as nonperforming as of December 31, 2008, the gross interest income that would have been recorded in 2008 if the loans had been current in accordance with their original terms for the period they were outstanding during the year, was $49.6 million. The amount of interest income on those loans that was included in pretax net income in 2008 was $27.5 million.

During 2008, the Company modified the terms of certain loans to accommodate the borrowers’ deteriorated financial condition. These loans, which had an outstanding principal balance of $18.5 million, were charged-down by $11.0 million. As of December 31, 2008, $586,000 of these loans were accruing interest. As of December 31, 2008, the Company had no commitments to lend additional funds to these borrowers.

Impaired loans totaled $462.3 million and $105.4 million at December 31, 2008, and December 31, 2007, respectively. The related allowance for loan losses on impaired loans was $48.6 million at December 31, 2008 compared with $11.0 million at December 31, 2007. Impaired loans at December 31, 2008 were previously charged down by $161.5 million. Substantially all of the impaired loans were on nonaccrual status, and as such were included in nonperforming assets.

In addition to nonperforming assets, the Company is aware of a number of potential problem loans where possible credit problems of borrowers cause management to have concerns as to the ability of such borrowers to comply with present loan repayment terms and which may result in these loans being classified as nonperforming in the future. There were $695.6 million of potential problem loans identified at December 31, 2008 compared to $702.8 million at December 31, 2007. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

As noted in the preceding data, a significant portion of the Company’s loan losses and nonperforming loans have been concentrated in the real estate construction loan portfolio; whereas the commercial real estate portfolio has been less impacted. If market conditions deteriorate further, thereby placing increased pressure on the commercial real estate market, Colonial’s commercial real estate loan portfolio quality could be adversely impacted, thereby resulting in additional loan losses.

Asset/Liability Management

Asset/liability management (ALM) involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. The Board of Directors has overall responsibility for Colonial’s ALM policies. To ensure adherence to these policies, the Risk Committee of the Board of Directors and the Asset Liability Management Committee (ALMCO) establish and monitor guidelines to control the sensitivity of earnings to changes in interest rates. ALMCO is comprised of senior members of management and meets periodically to oversee the implementation of the ALM policies. The ALM guidelines apply to both on- and off-balance sheet positions. The goal of ALM is to maximize earnings while carefully controlling interest rate risk.

Interest Rate Risk

The majority of the Company’s assets and liabilities are monetary in nature. Therefore, interest rate risk, and its potential effect on earnings, is the most significant market risk exposure inherent in our operations. BancGroup is subject to interest rate risk because:

•	Assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline).

•

Assets and liabilities may re-price at the same time but by different magnitudes or velocities (for example, when the general level of interest rates is falling, Colonial Bank may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates).

•

Assets and liabilities may reprice at the same time, but in response to different market factors or indices (for example, even if equal amounts of assets and liabilities reprice at the same time, some may reprice with higher rates and others with lower rates).

•

Short-term and long-term market interest rates may change by different amounts or in different directions (for example, the shape of the yield curve may affect new loan yields and funding costs differently).

•

Assets and liabilities may contain “option risk” whereby the counterparty can take advantage of changes in interest rates without penalty (for example, when interest rates decline, loan customers may prepay fixed rate loans by refinancing at a lower rate which could reduce interest income).

•

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than previously anticipated which could reduce portfolio income).

•

Factors other than market interest rates, such as economic conditions, customer preferences for specific products, and the competitive environment within Colonial’s markets, can also impact interest rate risk.

•	Interest rate levels may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of BancGroup’s pension asset/liability and other sources of earnings.

ALM activities include lending, accepting and placing deposits, investing in securities, maintenance of cash and balances due from banks and the Federal Reserve, issuing debt and hedging interest rate risk. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from interest cost on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are projected to be correlated in a manner intended to allow Colonial’s interest bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

Colonial employs simulations of net interest income and the economic value of equity as measurement techniques in the management of interest rate risk. The simulation of net interest income measures the expected changes in income in response to changes in interest rates, while the economic value of equity measures the expected change in the fair value of equity arising from the changes in the fair value of Colonial’s assets and liabilities in response to changes in interest rates. These techniques are complementary and are used in concert to provide a comprehensive interest rate risk management capability. Actual results may differ significantly from those derived using these modeling techniques due to the timing, magnitude and frequency of interest rate changes, actual management responses to those changes, changes in customer behavior, and the possible effects of unanticipated or unknown events.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, Colonial is able to measure the potential impact of different interest rate assumptions on net interest income. All balance sheet positions, including derivative financial instruments, are included in the model simulation.

The table below presents the output from the Company’s simulation model based on Colonial’s balance sheet at December 31, 2008, with comparable prior year information. The table measures, consistently for both years, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

Basis Points Change:	Federal Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	December 31,		December 31,
	2008	2007	2008	2007
+200	2.25	6.25	(1.1)%	3.0%
+100	1.25	5.25	(0.5)%	2.1%
No rate change	0.25	4.25	—	—
–100	NM	3.25	NM	(2.0)%
–200	NM	2.25	NM	(4.2)%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of different market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans and other assets as market rates decline, deposit decay rates and asset prepayment rates. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, or changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to these changes in interest rates.

NM Not meaningful

As shown in the table above, the Company’s balance sheet became somewhat liability sensitive through the +200 basis points scenario at December 31, 2008 whereas it was asset sensitive at December 31, 2007. On the asset side, an increase in the proportion of variable rate assets due to a large increase in the Company’s interest bearing deposits in banks and the Federal Reserve increased asset sensitivity. Liabilities have become less sensitive to changes in interest rates due to a shift from non-term transaction accounts to longer term time deposits as well as a shift from variable FHLB and long-term debt to fixed rate products as FHLB advances converted to fixed rates and a $210 million fixed to variable interest rate swap on subordinated debt that was terminated because of default by the counterparty. Due to the significant decline in market rates of approximately 400 basis points in the base scenario, the rate floors on approximately $4.3 billion of mortgage warehouse assets are currently “in the money” and therefore provide for a shift to liability sensitivity in the increasing rate scenarios. The rate floors do not reprice until a market rate increase of over 200 basis points.

Colonial also measures interest rate risk by simulating the impact of changes in interest rates on the market value of equity. The potential effect of these interest rate changes is derived from the collective impact of such changes on the market value of assets and liabilities. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. These assumptions are based on historical behaviors and management estimates. Colonial analyzes the changes in market value of equity to ensure that the Company maintains an adequate capital and ALM position.

The table below presents the output of the simulation model for the economic value of equity (EVE), which is defined as the net present value of interest rate sensitive assets, interest rate sensitive liabilities and off-balance sheet contracts. The table represents the percentage change in the EVE under 100 basis point parallel rate shocks versus the EVE assuming rates at December 31, 2008 and 2007.

Basis Points Change:	Federal Funds Rate		Percentage Change in EVE vs. EVE Under No Rate Change
	December 31,		December 31,
	2008	2007	2008	2007
+200	2.25	6.25	10.7%	(6.2)%
+100	1.25	5.25	7.9%	(1.7)%
No rate change	0.25	4.25	—	—
–100	NM	3.25	NM	(3.3)%
–200	NM	2.25	NM	(13.1)%

NM Not meaningful.

Liquidity and Funding

Liquidity is the ongoing ability of an organization to meet its financial commitments and obligations on a timely basis and without adverse consequences. These commitments and obligations include credit needs of customers, withdrawals by depositors, repayment of borrowings when due and payment of operating expenses, interest and dividends. Management of liquidity also includes management of funding sources and their utilization based on current, future and contingency needs. Maintaining and managing adequate liquidity and funding are other prominent focuses of ALM.

The Company’s liquidity can be adversely affected by both direct and indirect circumstances. For example, a direct event could be deterioration in the public perception of the Company leading to higher borrowing and/or deposit cost or declining availability thereof. Indirect events that could affect Colonial would be a U.S. capital market collapse, terrorism, war, natural disasters, political events or significant deterioration in the perception of financial institutions in general.

Liquidity is also important for the parent company on a standalone basis to ensure that sufficient funds are available to meet all obligations of the parent company as they become due. The parent company’s cash requirements typically consist of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, any dividends to shareholders and any share repurchases. At December 31, 2008, the parent company held deposits in Colonial Bank totaling $99.9 million and maintained an investment portfolio of $21.7 million. Collectively these amounts exceed the parent company’s expected debt service and cash operating expenses for 2009 and 2010. The parent company has previously issued long-term debt as a source of liquidity. As discussed under Regulatory Restrictions, the ability of Colonial Bank to dividend, lend or otherwise provide funds to the parent company is limited by federal and state banking regulations. Additionally, as discussed under Payment of Dividends and Other Restrictions in Item 1, both Colonial Bank and BancGroup are required to receive prior regulatory approval for the payment of dividends on common stock.

Deposit growth remains a primary focus of the Company’s funding and liquidity strategy. Colonial’s period end deposits grew by $129.0 million, or 1%, from December 31, 2007 and retail deposits increased an annualized 11% during the fourth quarter of 2008. Retail deposits have been, and are expected to continue to be, the primary component of BancGroup’s funding base. However, during 2008, intense competition for retail deposits increased the cost of deposits above certain wholesale sources. Time deposit maturities of $9.4 billion in 2009 are expected to be renewed or substantially replaced by new originations. Over the past 12 months, 57.5% of total matured time deposits were renewed while new originations exceeded the level of maturing time deposits that did not renew. During January and February of 2009, $2.1 billion of time deposits matured and 49.7% of those deposits were renewed while Colonial increased total time deposits with $1.0 billion of new originations. If the level of time deposit renewals and originations is less than the level of maturities, Colonial could modify other deposit offerings or increase utilization of wholesale funding. See the Deposits section of Management’s Discussion and Analysis, and Note 15, Time Deposits, for additional information.

At December 31, 2008, the Company had estimated available wholesale funding in excess of $5.4 billion. BancGroup has worked to maintain the availability of short-term and long-term wholesale funding sources to complement its retail deposit base. The Company has drawn on a variety of funding sources to assist in funding earning assets and managing deposit fluctuations. Colonial has utilized Federal Funds lines, collateralized funding facilities and brokered time deposits as sources for short-term borrowings. The FHLB is also an important source of wholesale funding for BancGroup. As of December 31, 2008, the lendable collateral value pledged to the FHLB amounted to $3.5 billion. To provide both capital and long-term funding, BancGroup has previously issued REIT preferred securities, subordinated debentures, subordinated notes, junior subordinated debt and common stock and has utilized brokered time deposits. During 2009, only $42.4 million of BancGroup’s long term debt will mature. See the Short-Term Borrowings and Long-Term Debt sections of Management’s Discussion and Analysis, and Note 16, Short-Term Borrowings, and Note 17, Long-Term Debt, for additional information.

In response to the significant market and economic uncertainty in the United States, and particularly in portions of Colonial’s geographic footprint, Colonial maintained cash and interest bearing deposits in banks and the Federal Reserve of over $2.0 billion at December 31, 2008, up from $504 million in the prior year. As of December 31, 2008, Colonial held $1.1 billion at the Federal Reserve and $388.5 million at the FHLB of Atlanta.

Colonial has approximately $3.5 billion in outstanding securities, most of which are debt securities. Approximately 96.1% of these securities are either government sponsored or have an investment grade rating. Securities totaling approximately $1.8 million will mature in 2009. See the Securities section of Management’s Discussion and Analysis, and Note 6, Securities, for additional information.

Short-term borrowings were comprised of the following at December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Federal funds purchased	$—	$—	$1,133,000
Federal Reserve TAF	700,000	—	—
Repurchase agreements (retail)	472,706	568,721	532,672
Repurchase agreements (wholesale)	—	—	300,000

Total short-term borrowings	$1,172,706	$568,721	$1,965,672

Additional details regarding short-term borrowings are shown below:

	Maximum Outstanding At Any Month End	Average Balance	Average Interest Rate	Average Interest Rate At December 31
	(Dollars in thousands)
2008
Federal funds purchased	$1,555,000	$386,962	3.00%	NA
Federal Reserve TAF	700.000	160,656	1.39%	1.39%
Other short-term borrowings	1,096,479	633,015	2.82%	1.06%

	$3,351,479	$1,180,633	2.58%	1.26%

2007
Federal funds purchased	$1,051,500	$645,686	5.14%	NA
Other short-term borrowings	1,172,017	801,343	4.34%	3.40%

	$2,223,517	$1,447,029	4.69%	3.40%

2006
FHLB borrowings	$250,000	$39,315	5.42%	NA
Federal funds purchased	1,628,400	1,079,743	5.12%	5.24%
Other short-term borrowings	948,327	867,645	4.30%	4.51%

	$2,826,727	$1,986,703	4.77%	4.93%

Long-term debt was comprised of the following at December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Variable rate subordinated debentures	$—	$7,725	$7,725
Subordinated notes(1)	615,336	378,709	376,114
Junior subordinated debt	108,248	108,256	299,078
FHLB borrowings(1)	3,301,722	3,513,997	1,835,228
Capital lease obligations	18,501	15,149	4,128

Total long-term debt	$4,043,807	$4,023,836	$2,522,273

(1)	Includes an adjustment to fair market value as required by SFAS 133, due to related interest rate swaps. See Note 12, Derivatives, and Note 17, Long-Term Debt, for further details.

During 2008, the Company issued $250 million of 8.875% subordinated notes due March 15, 2038. The notes qualify as Tier II regulatory capital for BancGroup. Colonial may redeem the notes in whole or in part on or after March 15, 2013 in accordance with Federal Reserve guidelines.

During 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. The Company incurred approximately $16 million of offering expenses which were netted against the proceeds. See Note 18, Capital Stock, for additional information.

During 2007, the Company issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock that pays dividends at an initial rate of 7.114%. See Note 20, Minority Interest/REIT Preferred Securities, for additional information.

The Company’s significant contractual obligations and commitments are presented within the Off-Balance Sheet Arrangements and Contractual Obligations section of Management’s Discussion and Analysis. The Consolidated Statements of Cash Flows summarize the Company’s sources and uses of cash by type of activity for each of the three years in the period ended December 31, 2008.

Operational Risk Management

In providing banking services, Colonial processes cash, checks, wires and ACH transactions which expose Colonial to operational risk. Controls over such processing activities are monitored to safeguard the assets of Colonial and its customers. However, from time to time, Colonial has incurred losses related to these processes, and there can be no assurance that such losses will not occur in the future.

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

Colonial attempts to avoid engaging in business processes that are out of its primary areas of expertise. Instead, Colonial outsources certain non-core processing functions to limit operational risk associated with non-core activities.

Operational losses are monitored closely and have historically been absorbed by current earnings without any material impact to earnings or capital.

CAPITAL MANAGEMENT

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to suspend payment of dividends on common stock and to increase capital through one or more strategies, including the pursuit of private equity investors to facilitate the satisfaction of the capital raising condition for the Company to issue all or a portion of the allowable TARP preferred stock.

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. Generally, the minimum leverage ratio required for a bank holding company is 4%. The minimum risk-based capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. Higher capital ratios may be required by the Federal Reserve if warranted by the circumstance or risk profile. BancGroup and Colonial Bank’s actual capital ratios and BancGroup’s components of capital and risk adjusted asset information (subject to regulatory review) are stated below:

	December 31,
	2008	2007
	(Dollars in thousands)
BancGroup’s Risk-Based Capital:
Shareholders’ equity	$1,344,978	$2,273,571
Unrealized losses on securities available-for-sale	310,015	3,673
Net impact of actuarial losses/gains and cash flow hedges	12,375	741
Qualifying minority interests in consolidated subsidiaries	293,373	293,812
Qualifying trust preferred securities	105,000	105,000
Intangible assets (net of allowed deferred taxes)	(466,222)	(1,053,822)
Disallowed deferred tax assets	(63,715)	—
Other adjustments	(986)	(3,304)

Tier I Capital	1,534,818	1,619,671

Allowable loan loss and unfunded commitment reserves	224,955	239,845
Subordinated debt	544,679	310,805
45% of net unrealized gains on equity securities available-for-sale	5	—

Tier II Capital	769,639	550,650

Total Capital	$2,304,457	$2,170,321

Risk-Adjusted Assets	$17,893,357	$19,715,951
Quarterly Average Assets (for regulatory purposes)	$26,006,943	$24,266,011

BancGroup’s Capital Ratios:
Tier I Leverage Ratio	5.90%	6.67%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.58%	8.22%
Total Capital Ratio	12.88%	11.01%
Colonial Bank’s Capital Ratios:
Tier I Leverage Ratio	6.03%	6.32%
Risk-Adjusted Capital Ratios:
Tier I Capital Ratio	8.54%	7.77%
Total Capital Ratio	11.37%	10.56%

Common Stock Offering

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. The Company received proceeds of $334.2 million, which was net of all expenses, commissions and underwriters’ discounts. The Company used the proceeds for general corporate purposes as well as investments in subsidiaries.

Regulatory Restrictions

Due to their current condition and results of operations, BancGroup and Colonial Bank are operating under heightened regulatory scrutiny and have been and will be taking steps to improve their asset quality and capital. For further information, see the discussion in Risk Factors in Item 1A and Note 19, Regulatory Matters and Restrictions. These matters are a major focus of the attention and efforts of the Board of Directors and management.

Colonial Bank is also required to maintain reserve balances with the Federal Reserve Bank based on a percentage of deposits reduced by its cash on hand. The average amounts of the required reserves were approximately $24.2 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

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

RECENT ACCOUNTING STANDARDS

Standards adopted in 2008

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends SFAS 133 to require a seller of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose for each statement of financial position presented: the nature of the credit derivative; the maximum potential amount of future undiscounted payments the seller could be required to make under the credit derivative contract (or the fact that there is no limit to the maximum potential future payments); the fair value of the derivative; and the nature of any recourse provisions and assets held as collateral or by third parties that the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative contract. These disclosures must be provided even if the likelihood of having to make payments is remote. In addition, this FSP amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require guarantors to disclose the current status of the payment/performance risk of a guarantee. The provisions of this FSP that amend SFAS 133 and FIN 45 are effective for annual or interim reporting periods ending after November 15, 2008. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only requires additional disclosures, the adoption of the standard did not impact the Company’s financial condition, results of operations or cash flows. The Company does not sell credit derivatives; therefore, the portion of the standard that requires additional disclosures by sellers of credit derivatives is not applicable to Colonial. The Company does have standby letters of credit which are considered guarantees that are in the scope of FIN 45. See Note 10, Commitments and Contingent Liabilities, for disclosure regarding the current status of the payment/performance risk of the Company’s standby letters of credit.

In September 2008, the SEC Office of the Chief Accountant and the FASB Staff jointly issued Release 2008-234, SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting. Release 2008-234 provides general clarification guidance on determining fair value under SFAS 157 when markets are inactive. On October 10, 2008, the FASB Staff issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which includes guidance that is consistent with Release 2008-234. FSP FAS 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. With regard to the measurement principles of SFAS 157, this FSP reaffirms the notion of fair value as an exit price as of the measurement date. Additionally, this FSP provides clarification on how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP became effective upon issuance. BancGroup applied the guidance in Release 2008-234 and FSP FAS 157-3 when determining fair value for the Company’s non-agency mortgage-backed securities as of December 31, 2008. See Note 5, Fair Value Measurements, for further discussion.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125, to require public entities to provide additional disclosures that primarily focus on the transferor’s continuing involvement with transferred financial assets and the related risks retained. This FSP also amends FIN 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, to require public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about involvement with variable interest entities. Further, a nontransferor public enterprise is required to provide certain disclosures if it is either (1) the sponsor of a qualifying special-purpose entity (QSPE) and holds a variable interest in the QSPE or (2) the servicer of a QSPE and holds a significant variable interest. FSP FAS 140-4 and FIN 46(R)-8 is effective for annual and interim periods ending after December 15, 2008. The disclosures required by this FSP are included in the Notes to Consolidated Financial Statements.

Standards not yet adopted as of December 31, 2008

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. SFAS 141(R) will not have a material impact on prior acquisitions, but could have a material impact to the consolidated financial statements for business combinations entered into after the effective date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Upon adoption of SFAS 160, the Company will no longer report the noncontrolling interest (previously referred to as minority interest) attributable to the REIT preferred securities between liabilities and equity on the Consolidated Statements of Condition. Rather, the noncontrolling interest attributable to the REIT preferred securities will be reported within equity, separately from the Company’s equity. Additionally, the dividends paid to the REIT preferred shareholders, historically reported in the Consolidated Statements of Income as minority interest expense, will be reported as noncontrolling interest in the Consolidated Statements of Changes in Stockholders’ Equity, separately from changes in the Company’s common equity. On the Consolidated Statements of Income, the amount of consolidated net income attributable to the parent and to the noncontrolling interest will be clearly identified and presented. These changes in presentation are effective for Colonial on January 1, 2009 and will be reflected in the Company’s first quarter 2009 results. As required by SFAS 160, these changes in presentation will be retrospectively applied for all periods presented.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, Earnings per Share. This FSP requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as a separate class of securities in calculating earnings per share. The provisions of this FSP are effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. Upon adoption of this FSP during the first quarter of 2009, all prior-period earnings per share data presented must be adjusted retrospectively to conform to the provisions of this FSP. The impact of FSP EITF 03-6-1 on earnings per share is expected to be immaterial.

In June 2008, the EITF reached a final consensus on Issue 08-3, Accounting by Lessees for Maintenance Deposits. EITF 08-3 stipulates that a maintenance deposit should be accounted for as a deposit asset when paid to the lessor if it is probable that the deposit will be refunded to the lessee. If it is determined that a maintenance deposit is less than probable of being refunded to the lessee, the deposit should be recognized as additional expense. If it is probable at inception of the lease that a portion of the deposit will not be refunded, the lessee should recognize as expense a pro-rata portion of the deposit as it is paid. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. This consensus is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The effect of applying this consensus must be recognized as a cumulative effect of a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. The impact of applying EITF 08-3 is expected to be immaterial.

In November 2008, the EITF reached a final consensus on Issue 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 stipulates that an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS 141(R) and should use the other-than-temporary impairment model described in Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, when testing equity method investments for impairment. However, investors should adjust any impairments recorded by an investee for existing differences between the investor’s basis and the underlying investee’s basis in such impaired assets. Share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognized in earnings). When an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting or SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the investor should prospectively apply the provisions of APB

Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, which is consistent with the effective dates of SFAS 141(R) and SFAS 160. This EITF should be applied prospectively and earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The impact of applying EITF Issue 08-6 is expected to be immaterial.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP contains amendments to SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. This FSP expands the SFAS 132(R) disclosures by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Because FSP FAS 132(R)-1 only requires additional disclosures, the adoption of the standard will not impact the Company’s financial condition, results of operations or cash flows.

COMPARISON OF 2007 WITH 2006

Colonial reported earnings for the year ended December 31, 2007 of $1.17 per diluted share, a 32% decrease from 2006. The Company also reported net income of $181 million for the year ended 2007, a 32% decrease from 2006.

The Company’s net interest income, on a tax equivalent basis, increased $11.1 million, or 1%, in 2007 compared to 2006. The increase in net interest income was primarily caused by increased volumes of average earning assets coupled with a modest increase in yields. Average earning assets grew $1.2 billion, or 6%, while the yield on average earning assets increased 8 basis points to 7.22%. Net interest margin decreased to 3.55% in 2007 compared to 3.71% in 2006.

Noninterest income for 2007 decreased 2% from 2006 due to $36.0 million of securities restructuring charges incurred in 2007. However, core noninterest income increased by $27.8 million, or 15%, from 2006 to 2007, with strong increases in retail banking fees, wealth management services, mortgage banking origination and sales and bank-owned life insurance.

Noninterest expenses increased 8% in 2007 compared to 2006.

Nonperforming assets increased to $121.9 million at December 31, 2007. Colonial’s nonperforming assets ratio ended 2007 at 0.86%. Net charge-offs as a percent of average net loans were 0.35% for 2007. Colonial increased its allowance for loan losses to $238.8 million at December 31, 2007 compared to $174.9 million at December 31, 2006. The allowance for loan losses as a percentage of net loans at December 31, 2007, was 1.50% compared to 1.13% at December 31, 2006.

BancGroup’s total risk-based capital ratio at December 31, 2007 was 11.01% and its Tier I risk-based capital ratio was 8.22%. The Company’s total and Tier I risk-based capital ratios at December 31, 2006 were 11.77% and 9.09%, respectively. The Company’s Tier I leverage ratios were 6.67% and 7.81% at December 31, 2007 and 2006, respectively.

In 2007, the Company paid dividends of $115.0 million, or $0.75 per share, compared to $104.8 million, or $0.68 per share, in 2006.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

The Colonial BancGroup, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Colonial BancGroup, Inc. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 2, 2009

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and due from banks	$482,755	$474,948
Interest bearing deposits in banks and the Federal Reserve	1,534,463	28,993
Federal funds sold	7,642	71,167
Securities purchased under agreements to resell	1,556,157	2,049,664
Securities available for sale	3,302,959	3,681,282
Held to maturity securities (fair value: 2008, $206,593; 2007, $1,361)	200,421	1,228
Loans held for sale (includes $1,950,445 measured at fair value at December 31, 2008)	2,082,248	1,544,222
Total loans, net of unearned income	14,530,018	15,923,178
Less: Allowance for loan losses	(325,000)	(238,845)

Loans, net	14,205,018	15,684,333
Premises and equipment, net	565,769	500,558
Goodwill	432,053	1,008,168
Other intangible assets, net	49,609	63,437
Other real estate owned	127,850	15,760
Bank-owned life insurance	494,983	475,593
Accrued interest and other assets	774,379	376,636

Total	$25,816,306	$25,975,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing transaction accounts	$2,816,699	$2,988,457
Interest bearing transaction accounts	5,173,208	6,783,116

Total transaction accounts	7,989,907	9,771,573
Time deposits	9,117,388	7,248,153
Brokered time deposits	1,297,651	1,455,586
Reciprocal brokered time deposits	268,319	68,955

Total brokered time deposits	1,565,970	1,524,541
Total deposits	18,673,265	18,544,267
Repurchase agreements	472,706	568,721
Other short-term borrowings	700,000	—
Subordinated debt	615,336	386,434
Junior subordinated debt	108,248	108,256
Other long-term debt	3,320,223	3,529,146
Accrued expenses and other liabilities	288,492	272,536

Total liabilities	24,178,270	23,409,360
Minority interest/REIT preferred securities	293,058	293,058
Contingencies and commitments (Note 10)

Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both December 31, 2008 and December 31, 2007	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both December 31, 2008 and December 31, 2007	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 212,408,915 and 167,407,169 shares issued and 202,442,188 and 157,440,442 shares outstanding at December 31, 2008 and December 31, 2007, respectively	531,022	418,518
Additional paid in capital	1,231,343	1,004,888
Retained earnings	145,339	1,094,916
Treasury stock, at cost (9,966,727 shares at December 31, 2008 and December 31, 2007)	(240,336)	(240,336)
Accumulated other comprehensive loss, net of taxes	(322,390)	(4,415)

Total shareholders’ equity	1,344,978	2,273,571

Total	$25,816,306	$25,975,989

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$1,063,395	$1,278,259	$1,258,513
Interest and dividends on securities:
Taxable	189,199	150,950	141,918
Nontaxable	15,001	11,099	2,046
Dividends	8,337	11,963	8,498
Interest on federal funds sold and other short-term investments	109,895	104,214	44,610

Total interest income	1,385,827	1,556,485	1,455,585

Interest Expense:
Interest on deposits	497,023	554,833	469,289
Interest on short-term borrowings	27,515	67,913	94,791
Interest on long-term debt	197,776	172,365	136,238

Total interest expense	722,314	795,111	700,318

Net Interest Income	663,513	761,374	755,267
Provision for loan losses	728,942	106,450	22,142

Net Interest Income After Provision for Loan Losses	(65,429)	654,924	733,125

Noninterest Income:
Service charges on deposit accounts	76,058	75,466	65,071
Electronic banking	20,363	18,815	17,212
Other retail banking fees	9,417	12,275	14,436

Retail banking fees	105,838	106,556	96,719
Mortgage banking origination and sales	29,951	14,923	13,540
Wealth management services	17,930	16,734	14,054
Mortgage warehouse fees	5,235	22,240	25,323
Bank-owned life insurance	19,395	20,230	15,954
Securities and derivatives gains (losses), net	3,043	4,047	4,772
Securities restructuring charges	—	(36,006)	—
Gain on sale of mortgages and businesses	—	8,750	2,829
Other income	22,504	28,750	16,031

Total noninterest income	203,896	186,224	189,222

Noninterest Expense:
Salaries and employee benefits	295,881	279,055	279,612
Occupancy expense of bank premises, net	95,485	78,709	67,338
Furniture and equipment expenses	59,865	53,262	48,585
Professional services	29,112	18,787	18,465
FDIC insurance and other regulatory fees	18,081	6,301	4,822
Amortization of intangible assets	16,613	13,358	12,209
Electronic banking and other retail banking expenses	16,043	19,660	13,521
Losses and expenses on other real estate	28,366	1,171	854
Loss on equity investments	16,925	3,019	1,514
Advertising	12,092	10,065	10,782
Communications	11,371	11,099	10,845
Postage and courier	9,896	10,656	10,476
Loan closing costs	6,628	5,549	5,067
Travel	6,525	6,945	8,200
Goodwill impairment	575,000	—	—
Severance expense	786	6,616	413
Merger related expenses	—	4,015	—
Net losses related to the early extinguishment of debt	10,327	6,908	—
Other expenses	36,266	24,503	26,898

Total noninterest expense	1,245,262	559,678	519,601
Minority interest expense/REIT preferred dividends	21,344	12,984	—

Income (loss) before taxes	(1,128,139)	268,486	402,746
Income tax expense (benefit)	(247,667)	87,561	136,933

Net Income (Loss)	$(880,472)	$180,925	$265,813

Earnings (Loss) per share:
Basic	$(4.71)	$1.18	$1.73
Diluted	(4.71)	1.17	1.72
Average number of shares outstanding:
Basic	186,897	153,519	153,598
Diluted	186,897	154,391	154,810

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net Income (Loss)	$(880,472)	$180,925	$265,813
Other comprehensive income, net of taxes:
Available for sale securities:
Unrealized gains (losses) arising during the period, net of income taxes of $164,139, $(5,583) and $(503) in 2008, 2007 and 2006, respectively	(306,051)	10,591	933
Less: reclassification adjustment for net losses (gains) included in net income, net of income taxes of $636, $(11,147) and $796 in 2008, 2007 and 2006, respectively	(290)	20,812	(1,478)
Cash flow hedging instruments:
Unrealized (losses) arising during the period, net of income taxes of $2,405 in 2006	—	—	(4,466)
Less: reclassification adjustment for losses included in net income, net of income taxes of $(1,707), $(3,413) and $(1,991) in 2008, 2007 and 2006, respectively	3,169	6,339	3,697
Defined benefit pension plan:
Additional minimum pension liability adjustment, net of income taxes of $(1,675) in 2006	—	—	3,325
Actuarial gain (loss) arising during the period, net of income taxes of $9,710 and $(1,207) in 2008 and 2007, respectively	(14,803)	2,004	—

Comprehensive Income (Loss)	$(1,198,447)	$220,671	$267,824

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance, December 31, 2005	154,242,820	$389,007	$759,704	$(31,510)	$868,515	$(6,430)	$(46,595)	$1,932,691
Adoption of SFAS 123(R)			(6,430)			6,430		—
Shares issued under:
Directors plan	37,665	94	699					793
Stock option plans	490,092	1,225	4,471					5,696
Restricted stock plan, net	98,342	246	(246)					—
Employee stock purchase plan	29,862	75	672					747
Excess tax benefit from stock-based compensation			1,109					1,109
Stock based compensation expense			3,866					3,866
Purchase of common stock	(2,046,400)			(50,996)				(50,996)
Net income					265,813			265,813
Cash dividends ($0.68 per share)					(104,818)			(104,818)
Change in unrealized loss on securities available for sale, net of taxes							(545)	(545)
Change in unrealized loss on cash flow hedging instruments, net of taxes and reclassification adjustments							(769)	(769)
Additional minimum pension liability adjustment, net of taxes							3,325	3,325
Unrealized net actuarial pension gains, net of taxes							423	423

Balance, December 31, 2006	152,852,381	390,647	763,845	(82,506)	1,029,510	—	(44,161)	2,057,335
Adoption of EITF 06-5					(540)			(540)
Shares issued under:
Directors plan	32,651	81	726					807
Stock option plans	517,087	1,293	5,539					6,832
Restricted stock plan, net	65,587	164	(164)					—
Employee stock purchase plan	33,886	85	659					744
Excess tax benefit from stock-based compensation			1,047					1,047
Stock based compensation expense			3,326					3,326
Issuance of shares for business combinations	10,499,250	26,248	229,910					256,158
Purchase of common stock	(6,560,400)			(157,830)				(157,830)
Net income					180,925			180,925
Cash dividends ($0.75 per share)					(114,979)			(114,979)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments							31,403	31,403
Unrealized net actuarial pension gains, net of taxes							2,004	2,004
Reclassification of cash flow hedging losses, net of taxes							6,339	6,339

Balance, December 31, 2007	157,440,442	418,518	1,004,888	(240,336)	1,094,916	—	(4,415)	2,273,571
Adoption of EITF 06-4 and 06-10					(671)			(671)
Shares issued under:
Directors plan	81,353	203	650					853
Stock option plans	50,700	127	489					616
Restricted stock plan, net	1,101,467	2,754	(2,754)					—
Employee stock purchase plan	53,331	133	300					433
Dividend reinvestment plan	14,449	36	114					150
Common stock offering	43,700,446	109,251	224,917					334,168
Tax benefit (shortfall) from stock based compensation			(81)					(81)
Stock based compensation expense			2,820					2,820
Net loss					(880,472)			(880,472)
Cash dividends ($0.38 per share)					(68,434)			(68,434)
Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustments							(306,341)	(306,341)
Unrealized net actuarial pension losses, net of taxes							(14,803)	(14,803)
Reclassification of cash flow hedging losses, net of taxes							3,169	3,169

Balance, December 31, 2008	202,442,188	$531,022	$1,231,343	$(240,336)	$145,339	$—	$(322,390)	$1,344,978

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(880,472)	$180,925	$265,813
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	57,767	39,028	16,991
Provision for loan losses	728,942	106,450	22,142
Goodwill impairment	575,000	—	—
Deferred taxes	(77,069)	(47,549)	2,194
Securities and derivatives gains (losses), net	(3,043)	(4,047)	(4,772)
Securities restructuring losses	—	36,006	—
Gain on sale of mortgage loans	—	(3,850)	—
Gains on sales of other assets and Goldleaf	(10,020)	(12,382)	(4,347)
Net (increase) decrease in loans held for sale	(481,094)	(70,222)	(366,853)
(Increase) decrease in interest and other receivables	40,819	(11,697)	(23,443)
(Increase) decrease in prepaid assets	7,909	(10,854)	(7,424)
(Increase) decrease in other assets	(7,944)	18,113	(20,277)
Increase (decrease) in other liabilities	30,919	(9,879)	(7,690)
Increase (decrease) in accrued income taxes	(194,038)	12,278	6,834
Increase (decrease) in interest payable	(9,197)	15,073	20,261
Excess tax benefit from stock-based compensation	(17)	(990)	(1,098)
Other, net	(851)	(11,999)	(12,332)

Net cash from operating activities	(222,389)	224,404	(114,001)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	101,624	163,195	217,452
Proceeds from sales of securities available for sale	323,722	2,181,284	998,232
Purchases of securities available for sale	(516,335)	(2,319,378)	(1,458,439)
Proceeds from maturities of held to maturity securities	6,462	659	1,087
Purchases of held to maturity securities	(205,741)	—	—
Net (increase) decrease in securities purchased under agreements to resell	496,532	(1,434,423)	(16,035)
Net (increase) decrease in loans excluding proceeds from sales of loans	389,467	137,076	(573,922)
Proceeds from sales of loans	148,630	493,101	—
Net cash paid in bank acquisitions	—	(166,901)	—
Net cash received from Goldleaf divestiture (gross proceeds of $11.8 million)	—	—	10,558
Purchase of bank-owned life insurance	—	—	(100,000)
Capital expenditures	(132,751)	(127,679)	(109,225)
Proceeds from bank-owned life insurance	114	2,276	5,410
Proceeds from sales of other assets	84,386	157,330	23,309
Net (contributions to) return of investment from affiliates	(19,826)	6,649	(8,041)

Net cash from investing activities	676,284	(906,811)	(1,009,614)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	126,104	954,890	605,769
Net (decrease) increase in federal funds purchased, repurchase agreements and other short-term borrowings	603,985	(1,607,429)	422,876
Proceeds from issuance of long-term debt	241,971	1,700,000	450,000
Repayment of long-term debt	(243,142)	(261,443)	(262,666)
Purchase of common stock	—	(157,830)	(50,996)
Proceeds from issuance of common stock	335,356	7,576	6,443
Proceeds from issuance of REIT preferred securities	—	293,058	—
Excess tax benefit from stock-based compensation	17	990	1,098
Dividends paid	(68,434)	(114,979)	(104,818)

Net cash from financing activities	995,857	814,833	1,067,706

Net increase (decrease) in cash and cash equivalents	1,449,752	132,426	(55,909)
Cash and cash equivalents at beginning of year	575,108	442,682	498,591

Cash and cash equivalents at December 31	$2,024,860	$575,108	$442,682

See Notes to Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting and Reporting Policies and Basis of Presentation

The Colonial BancGroup, Inc. (BancGroup, Colonial, or the Company) and its subsidiaries operate predominantly in the U.S. commercial banking industry. The accounting and reporting policies of BancGroup and its subsidiaries conform to the accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

During the first quarter of 2008, inadvertent errors relating to prior year financial statements, principally relating to the accounting for derivatives and the carrying value of loans held for sale, were identified. The effect of these errors, individually and in the aggregate, was not material to any previously issued financial statements and was not material to the Company’s results of operations, financial position or cash flows for fiscal 2008. As a result, no adjustments to prior period amounts have been made. Adjustments that reduced net income by $4.0 million ($6.6 million pretax) were recorded in the first quarter of 2008, representing the cumulative effect of these errors on prior periods.

Regulatory Oversight, Capital Adequacy, Liquidity and Management’s Plans

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to BancGroup’s 2008 financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, BancGroup has assessed its ability to continue as a going concern.

Regulatory Oversight

As described in Note 19, Regulatory Matters and Restrictions, Colonial Bank and BancGroup are currently operating under heightened regulatory scrutiny and each has entered into informal Memorandums of Understanding (the MOUs). The MOUs place certain requirements and restrictions on the Bank and BancGroup including but not limited to:

Colonial Bank:

•

The Tier I Leverage Ratio and the Total Risk Based Capital Ratio must be 8% and 12%, respectively, which are above current levels and the levels necessary to be categorized as “well capitalized” as defined by prompt corrective action regulations by March 31, 2009.

•	The ratio of certain “classified assets” to Tier I Risk Based Capital and Loan Loss Reserves must not exceed prescribed levels by dates beginning June 30, 2009.

•	No dividends may be paid on the common stock of Colonial Bank without prior regulatory approval.

BancGroup:

•	BancGroup’s resources will be used to support the Bank.

•	No dividends may be paid on common stock without prior regulatory approval.

•	Additional debt may not be incurred without prior regulatory approval.

Capital Adequacy

In light of the requirement to improve capital ratios of the Bank, management is pursuing a number of strategic alternatives, including access to preliminarily approved TARP preferred stock funding of approximately $536 million. The preliminary approval was subject to certain conditions, including the raising of $300 million in additional capital from unaffiliated parties. Management is currently in discussions with potential investors.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s depressed stock price are significant barriers to such success. Failure to adequately address the regulatory concerns may result in actions by the banking regulators ranging from a formal written agreement to eventual appointment of a receiver or conservator of the Bank’s assets.

Liquidity

Both the Bank and BancGroup actively manage liquidity. The Parent Company does not have any debt maturing during 2009 or 2010. Colonial suspended its dividend to shareholders until such time as the Company returns to profitability. At December 31, 2008, the Parent Company had approximately $99.9 million of cash and investment securities totaling $21.7 million. See Note 28, Condensed Financial Information of The Colonial BancGroup, Inc (Parent Company only).

Cash and cash equivalents at the Bank at December 31, 2008 were approximately $2 billion. Colonial Bank has $42.4 million of long-term debt maturing in 2009 which will be retired in March. Liquidity at the Bank is dependent upon the deposit franchise which funds 72% of the Company’s assets. Despite the negative publicity about Colonial during the first quarter of 2009, Colonial’s deposits increased from December 31, 2008 to February 28, 2009. Colonial is deleveraging the Company’s balance sheet to improve capital ratios and has also been ensuring that as assets are removed from the balance sheet, the highest cost collateralized funding declines in tandem particularly focusing on decreasing public fund deposits which require that Colonial post collateral. Colonial continues to work to free up collateral that can be used to pledge for secured long-term debt or short-term borrowings. The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to the Bank’s stable deposit base. All banks that have elected to participate in the deposit component of the TLGP have the same FDIC insurance coverage. At December 31, 2008, Colonial Bank had $1.2 billion of uncollateralized, uninsured deposits. Colonial also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

Other funding sources include brokered deposits which currently represent less than 9% of total deposits. Colonial estimates that the Bank’s capacity to increase brokered deposits is $500 million to $750 million. At December 31, 2008, Colonial had enough collateral pledged to the Federal Reserve discount window to borrow up to $1 billion on an overnight basis. Colonial could utilize these sources of liquidity prior to selling securities as securities serve as an asset that can be pledged for borrowings from the Federal Reserve and the Federal Home Loan Bank.

Based on current and expected liquidity needs and sources, management expects Colonial Bank and BancGroup to be able to meet obligations at least through December 31, 2009.

As noted above, the Company is actively working toward transactions designed to meet the requirements of the MOUs. Failure to meet these requirements could result in formal, heightened regulatory oversight and could eventually lead to the appointment of a receiver or conservator of the Bank’s assets. If unanticipated market factors emerge and/or the Company is unable to successfully execute its plans or the banking regulators take unexpected actions, it could have a material adverse effect on the Company’s business, results of operations and financial position.

Principles of Consolidation

The consolidated financial statements include the accounts of BancGroup, those subsidiaries that are majority owned by BancGroup and over which BancGroup exercises control, and certain variable interest entities (VIEs) as described below. All significant intercompany balances and transactions have been eliminated.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup considers a voting rights entity to be a subsidiary and consolidates it if BancGroup has a controlling financial interest in the entity. Variable interest entities are consolidated if BancGroup is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., BancGroup is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which BancGroup has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which BancGroup has a voting or economic interest of less than 20% are generally carried at cost. See Note 11, Variable Interest Entities, for further discussion of VIEs.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

BancGroup considers cash and highly liquid investments with original maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest bearing deposits in banks and the Federal Reserve and federal funds sold.

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

Fair Value Measurements

Effective January 1, 2008, the Company determines the fair value of its financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The definition of fair value in SFAS 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under the Statement, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets (Level 1), inputs other than quoted prices that are directly or indirectly observable for the asset or liability (Level 2) and unobservable data (Level 3). The Statement did not expand the use of fair value accounting in any new circumstances.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 5, Fair Value Measurements, for disclosures related to fair value measurements.

Securities

Securities are classified as either held to maturity, available for sale or trading.

Held to maturity securities are securities which management has the ability and intent to hold until maturity. These securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discount.

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at fair value with unrealized gains and losses net of any tax effect, added to or deducted directly from shareholders’ equity.

Trading securities are carried at fair value with unrealized gains and losses reflected in income.

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

Loans Held for Sale

Loans held for sale include originated loans and acquired short-term participations in mortgage loans. During the third quarter of 2008, the Company elected the fair value option for its acquired short-term participations in mortgage loans acquired on or after August 1, 2008. Acquired short-term participations in mortgage loans for which the Company has elected to apply the fair value option are carried at fair value. All other loans held for sale are carried at the lower of aggregate cost or fair value. Aggregate cost is the note amount plus certain net origination costs less discounts and fees collected.

The Company sells call options related to its acquired short-term participations in mortgage loans. The call options are not designated as hedges of the short-term participation interests. However, the change in fair value of the participation interests generally offsets the change in fair value of the call options. See Note 12, Derivatives, for discussion on the call options.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net gains or losses on the sale of mortgage loans held for sale are included in mortgage banking income. Net gains or losses on the sale of other loans held for sale are included in noninterest expense.

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

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent impaired loans are measured for impairment based on the fair value of the collateral or the expected market value of the loan contract.

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

While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company’s regulators or its economic environment will not require further increases in, or re-allocation of, the allowance.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. In addition, if a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. When a loan is placed on nonaccrual status, any accrued, but unpaid, interest is reversed through interest income. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Loans will continue to be classified as nonaccrual unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Any retained interests resulting from sales of financial assets should be recognized at the time of sale. Retained interests include such items as servicing assets or liabilities, subordinated tranches, interest-only strips, and cash reserve accounts. Effective January 1, 2007, SFAS 156, Accounting for Servicing of Financial Assets, changed the measurement requirements for servicing assets and servicing liabilities that are separately recognized after the sale of financial assets. Prior to SFAS 156, any retained interests resulting from the sales of financial assets were measured based on an allocation of the previous carrying amount of the assets sold. The allocation between the retained interests and the assets sold was based on each component’s fair value in relation to the total fair value at the date of sale. Under SFAS 156, separately recognized servicing assets and liabilities must be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net related servicing income or loss and assess the rights for impairment or need for an increased obligation. The Company does not currently have any separately recognized servicing assets or liabilities. Any servicing assets or liabilities recognized in the future will be subsequently measured using the amortization approach.

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

The Company provided credit enhancements to these transactions by maintaining assets in the SPE as a first risk of loss position to the interests sold to the commercial paper conduits. This credit risk was reviewed quarterly, and a reserve for loss exposure was maintained in the allowance for loan losses. The Company also provided 49% of the liquidity backstop facility to the commercial paper conduits. The Company, under this facility, may have been required to purchase assets from the conduits in certain limited circumstances, including the conduits’ inability to place commercial paper. Colonial included this liquidity risk in its liquidity risk analysis to ensure that it would have sufficient sources of liquidity. As the facility was terminated in January 2008, there is no longer a credit enhancement or liquidity backstop outstanding. See Note 9, Sales and Servicing of Financial Assets, for additional information.

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

See Note 14, Goodwill and Other Intangible Assets, for further information about the Company’s goodwill and other intangible assets.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

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

See Note 25, Income Taxes, for related disclosures.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total compensation cost for stock-based compensation awards (both stock options and restricted stock/performance unit awards) recognized under the fair value method during 2008, 2007 and 2006 was $2.8 million, $3.3 million and $3.9 million, respectively. The related income tax benefit was $848,000, $736,000 and $826,000, respectively.

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Expected option term	5.33 years	5.33 years	5.33 years
Weighted average expected volatility	34.9%	21.4%	22.8%
Weighted average risk-free interest rate	3.01%	4.67%	4.82%
Weighted average expected annual dividend yield	4.50%	2.70%	2.70%

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

See Note 22, Stock-Based Compensation, for additional information on the Company’s stock plans.

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

The call options that the Company sells in relation to its acquired short-term participations in mortgage loans, are not designated as hedges of the short-term participation interests, and therefore all changes in fair value are recognized in noninterest expense during the period of change. For all other derivatives not designated as hedging instruments, such as the Company’s interest rate lock commitments and the related forward sales commitments, all changes in fair value are recognized in noninterest income during the period of change and the net cash settlement on these derivatives is also included in noninterest income.

The Company is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company unless it is collateralized. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are approved by the Risk Committee and requiring collateral when market value exceeds agreed upon levels.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk by using derivatives chiefly for hedging purposes and then monitoring the effectiveness of the hedges.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivatives activities are monitored by the Risk Committee as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. The Risk Committee is responsible for reviewing the hedging strategies that are developed by Treasury, through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest rate risk management and strategies. Refer to Note 12, Derivatives, for additional information.

Advertising Costs

Advertising costs are expensed as incurred.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold. Based on the terms of the related contractual agreements and evaluation of counterparty risk, the fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Colonial as deemed appropriate. For securities purchased under agreements to resell, the Company is permitted by contract to sell or repledge the collateral that it has received; however, the Company has never sold or repledged any of this collateral. Due to the short-term nature of these transactions, the fair value of the collateral generally approximates the carrying value of the securities purchased under agreements to resell.

Noninterest Income

Noninterest income is accrued and recognized in earnings as services are provided and the amount of income earned is reasonably determinable.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Other Accounting Standards

The following is a list of other accounting standards which became effective during 2008:

•

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — SFAS 159 permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items are reported in earnings. Upfront costs and fees related to those items are reported in earnings as incurred and not deferred. As the Company did not elect to apply SFAS 159 to any of its existing eligible items as of January 1, 2008, the adoption of SFAS 159 did not have an impact on BancGroup’s financial statements. During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. See Note 5, Fair Value Measurements, for further discussion.

•

FSP FIN 39-1, Amendment of FASB Interpretation No. 39 — FSP FIN 39-1 amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. Effective January 1, 2008, the Company elected to offset cash collateral receivables and payables against net derivative positions pursuant to the guidance in this FSP. The adoption of FSP FIN 39-1 did not have a material impact on BancGroup’s financial statements.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Emerging Issues Task Force (EITF) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements — EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. As a result of adopting EITF 06-4 on January 1, 2008, BancGroup recognized an increase of $539,000 to the balance of other liabilities and a corresponding decrease to beginning retained earnings.

•

EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements — EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. As a result of adopting EITF 06-10 on January 1, 2008, BancGroup recognized an increase of $257,000 to the balance of other liabilities, an increase of $125,000 to the balance of other assets and a decrease of $132,000 to beginning retained earnings.

•

Statement 133 Implementation Issue E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68 — Issue E23 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to explicitly permit use of the shortcut method for hedging relationships in which: the interest rate swaps have a nonzero fair value at the inception of the hedging relationship, provided that this value is attributable solely to a bid-ask spread, and the settlement date of the hedged item is after the swap trade date, provided that these dates differ because of generally established conventions in the marketplace in which the transaction is executed. The adoption of Issue E23 on January 1, 2008, did not have an impact on BancGroup’s financial statements.

•

SEC Staff Accounting Bulletin (SAB) 109, Written Loan Commitments Recorded at Fair Value Through Earnings — SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 on January 1, 2008, did not have a material impact on BancGroup’s financial statements.

•

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends SFAS 133 to require a seller of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose for each statement of financial position presented: the nature of the credit derivative; the maximum potential amount of future undiscounted payments the seller could be required to make under the credit derivative contract (or the fact that there is no limit to the maximum potential future payments); the fair value of the derivative; and the nature of any recourse provisions and assets held as collateral or by third parties that the seller can obtain and liquidate to recover all or a portion of the amounts paid under the credit derivative contract. These disclosures must be provided even if the likelihood of having to make payments is remote. In addition, this FSP amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require guarantors to disclose the current status of the payment/performance risk of a guarantee. The provisions of this FSP that amend SFAS 133 and FIN 45 are effective for annual or interim reporting periods ending after November 15, 2008. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only requires additional disclosures, the adoption of the standard did not impact the Company’s financial condition, results of operations or cash flows. The Company does not sell credit

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives; therefore, the portion of the standard that requires additional disclosures by sellers of credit derivatives is not applicable to Colonial. The Company does have standby letters of credit which are considered guarantees that are in the scope of FIN 45. See Note 10, Commitments and Contingent Liabilities, for disclosure regarding the current status of the payment/performance risk of the Company’s standby letters of credit.

•

In September 2008, the SEC Office of the Chief Accountant and the FASB Staff jointly issued Release 2008-234, SEC Office of the Chief Accountant and FASB Staff Clarifications on Fair Value Accounting. Release 2008-234 provides general clarification guidance on determining fair value under SFAS 157 when markets are inactive. On October 10, 2008, the FASB Staff issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which includes guidance that is consistent with Release 2008-234. FSP FAS 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. With regard to the measurement principles of SFAS 157, this FSP reaffirms the notion of fair value as an exit price as of the measurement date. Additionally, this FSP provides clarification on how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP became effective upon issuance. BancGroup applied the guidance in Release 2008-234 and FSP FAS 157-3 when determining fair value for the Company’s non-agency mortgage-backed securities as of December 31, 2008. See Note 5, Fair Value Measurements, for further discussion.

•

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125, to require public entities to provide additional disclosures that primarily focus on the transferor’s continuing involvement with transferred financial assets and the related risks retained. This FSP also amends FIN 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, to require public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about involvement with variable interest entities. Further, a nontransferor public enterprise is required to provide certain disclosures if it is either (1) the sponsor of a qualifying special-purpose entity (QSPE) and holds a variable interest in the QSPE or (2) the servicer of a QSPE and holds a significant variable interest. FSP FAS 140-4 and FIN 46(R)-8 is effective for annual and interim periods ending after December 15, 2008. The disclosures required by this FSP are included in the Notes to Consolidated Financial Statements.

Note 2.  Recent Accounting Standards

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. SFAS 141(R) will not have a material impact on prior acquisitions, but could have a material impact to the consolidated financial statements for business combinations entered into after the effective date.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Upon adoption of SFAS 160, the Company will no longer report the noncontrolling interest (previously referred to as minority interest) attributable to the REIT preferred securities between liabilities and equity on the Consolidated Statements of Condition. Rather, the noncontrolling interest attributable to the REIT preferred securities will be reported within equity, separately from the Company’s equity. Additionally, the dividends paid to the REIT preferred shareholders, historically reported in the Consolidated Statements of Income as minority interest expense, will be reported as noncontrolling interest in the Consolidated Statements of Changes in Stockholders’ Equity, separately from changes in the Company’s common equity. On the Consolidated Statements of Income, the amount of consolidated net income attributable to the parent and to the noncontrolling interest will be clearly identified and presented. These changes in presentation are effective for Colonial on January 1, 2009 and will be reflected in the Company’s first quarter 2009 results. As required by SFAS 160, these changes in presentation will be retrospectively applied for all periods presented.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, Earnings per Share. This FSP requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as a separate class of securities in calculating earnings per share. The provisions of this FSP are effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. Upon adoption of this FSP during the first quarter of 2009, all prior-period earnings per share data presented must be adjusted retrospectively to conform to the provisions of this FSP. The impact of FSP EITF 03-6-1 on earnings per share is expected to be immaterial.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2008, the EITF reached a final consensus on Issue 08-3, Accounting by Lessees for Maintenance Deposits. EITF 08-3 stipulates that a maintenance deposit should be accounted for as a deposit asset when paid to the lessor if it is probable that the deposit will be refunded to the lessee. If it is determined that a maintenance deposit is less than probable of being refunded to the lessee, the deposit should be recognized as additional expense. If it is probable at inception of the lease that a portion of the deposit will not be refunded, the lessee should recognize as expense a pro-rata portion of the deposit as it is paid. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. This consensus is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The effect of applying this consensus must be recognized as a cumulative effect of a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. The impact of applying EITF 08-3 is expected to be immaterial.

In November 2008, the EITF reached a final consensus on Issue 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 stipulates that an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS 141(R) and should use the other-than-temporary impairment model described in Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, when testing equity method investments for impairment. However, investors should adjust any impairments recorded by an investee for existing differences between the investor’s basis and the underlying investee’s basis in such impaired assets. Share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognized in earnings). When an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting or SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the investor should prospectively apply the provisions of APB Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, which is consistent with the effective dates of SFAS 141(R) and SFAS 160. This EITF should be applied prospectively and earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The impact of applying EITF Issue 08-6 is expected to be immaterial.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP contains amendments to SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. This FSP expands the SFAS 132(R) disclosures by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Because FSP FAS 132(R)-1 only requires additional disclosures, the adoption of the standard will not impact the Company’s financial condition, results of operations or cash flows.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Supplemental Disclosure of Cash Flow Information

	Year ended December 31
	2008	2007	2006
	(In thousands)
Cash paid during the year for:
Interest	$721,010	$764,917	$664,309
Income taxes	23,896	120,910	136,425
Noncash investing and financing activities:
Transfer of loans to other real estate	$211,955	$22,691	$8,444
Transfer of loans to loans held for sale	56,932	—	9,255
Assets (noncash) acquired in business combinations	—	2,219,757	—
Liabilities assumed in business combinations	—	1,796,698	—
Assets (noncash) sold in Goldleaf divestiture	—	—	12,236
Liabilities sold in Goldleaf divestiture	—	—	4,507
Assets acquired under capital leases	4,727	13,870	3,149
Capital leases terminated	—	(2,191)	—

Note 4.  Business Combinations

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

Note 5.  Fair Value Measurement

BancGroup adopted the provisions of SFAS 157 on January 1, 2008. At adoption, SFAS 157 did not have an impact on BancGroup’s financial statements. In February 2008, the FASB issued an FSP which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this FSP, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value for which the provisions of SFAS 157 have not been applied include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale(1)(2)	$3,102,163	$15	$1,898,885	$1,203,263
Loans held for sale	1,950,445	—	1,950,445	—
Derivative assets	204	—	—	204

Total	$5,052,812	$15	$3,849,330	$1,203,467

Liabilities:
Derivative liabilities	$27,337	$—	$414	$26,923

(1)	Securities available for sale as of December 31, 2008 per the Consolidated Statement of Condition include $201 million in securities which are not accounted for at fair value (such as Federal Home Loan Bank of Atlanta stock, which is a nonmarketable equity security that is accounted for under the cost method). As these securities are not accounted for at fair value, they are not included in the table above.
(2)	See valuation methodology used for securities available for sale as discussed below.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Securities available for sale — The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 securities mainly include agency mortgage-backed securities and obligations of states and political subdivisions. In the first and second quarter of 2008, BancGroup’s non-agency mortgage-backed securities were classified as Level 2. During the third quarter of 2008, the Company noted that the market for these securities had become increasingly inactive. This inactivity was first evidenced by a significant widening of the bid-ask spread and then by a significant decrease in the volume of trades and new issuances relative to historical levels. Since there were few observable transactions, the prices for those transactions that had occurred were not current, and the observable prices for those transactions varied substantially over time, the Company determined that the market for its non-agency mortgage-backed securities was not active as of September 30, 2008. After considering the guidance in SEC Release 2008-234 and FSP FAS 157-3, the Company determined that multiple inputs from different sources would collectively provide the best evidence of fair value as of September 30, 2008. Therefore, fair value was determined based on consideration of current market participant expectations of future cash flows from the securities as well as based on pricing provided by a third party pricing service. The fair value provided by the third party pricing service was given a one-third weighting, while the fair value determined through discounting the related cash flows was given a two-thirds weighting. More weight was given to the fair value determined through discounting the related cash flows because (a) the quotes provided by the third party were nonbinding quotes based on the third party’s own models using significant unobservable inputs, and (b) the Company was able to corroborate some of the inputs to the discounted cash flow fair value with relevant observable market data. Because of the significance of unobservable inputs to the overall value of these securities, they were transferred from Level 2 to Level 3 on September 30, 2008. The market for non-agency mortgage-backed securities continued to experience inactivity in the fourth quarter of 2008. During the quarter, no new securitizations were issued and broker-dealers significantly curtailed market-making activity. Due to the continued inactivity in the market, the fair value of these securities as of December 31, 2008 was determined using the same method applied as of September 30, 2008. Because of the significance of unobservable inputs to the overall value of these securities, they remained in Level 3 during the fourth quarter of 2008.

•

Loans held for sale — During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

•

Derivative assets and liabilities — For derivatives traded in over-the-counter markets where quoted market prices are not readily available, fair value is measured using models that primarily use market observable inputs, such as yield curves and option volatilities. For forward sales commitments on the retail portion of loans held for sale, fair value is based on changes in market prices of comparable securities traded in the market. Accordingly, these are classified as Level 2. Because of the significance of unobservable inputs (such as the probability of funding) to the overall value of these instruments, the Company’s call options related to interests in short-term participations in mortgage loans, interest rate lock commitments and the related forward sales commitments are classified as Level 3. They were transferred to Level 3 in the second quarter of 2008.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized below:

	Net derivative assets and (liabilities)	Securities available for sale
	(In thousands)
Year ended December 31, 2008:
Balance, January 1, 2008	$—	$—
Total net gains or losses (realized/unrealized)
Included in net income(1)	(16,589)	—
Included in other comprehensive loss	—	(505,680)
Net purchases, sales, issuances, and settlements	—	(4,018)
Amortization and accretion	—	369
Net transfers into Level 3	(10,130)	1,712,592

Balance, December 31, 2008	$(26,719)	$1,203,263

Net unrealized losses included in net income relating to assets and liabilities held at December 31, 2008(1)	$(16,589)	$—

(1)	Approximately $205,000 included in other noninterest income and ($16.8) million in other noninterest expense.

Items Measured at Fair Value on a Nonrecurring Basis

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in 2008 that were still held in the balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end.

	Carrying value at December 31, 2008
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Loans held for sale	$54,826	$—	$5,628	$49,198
Loans	281,347	—	1,635	279,712
Equity investments	42,305	—	—	42,305

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans held for sale — Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value. When possible, the fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Such loans are generally classified in Level 2 of the fair value hierarchy given the level of activity in the market and the frequency of available quotes. For nonperforming loans transferred from loans to loans held for sale due to management’s intent to sell these loans, fair value is estimated by reference to price quotes from potential buyers. As there is no active market with observable prices for these types of loans, the measurements are considered Level 3.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Loans — Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

•

Equity investments — Nonrecurring fair value adjustments on equity investments reflect impairment write-downs in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the investments; as a result, equity investments subjected to nonrecurring fair value adjustments are classified as Level 3.

During the year ended December 31, 2008, BancGroup recognized adjustments related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans, loans held for sale and equity investments). Approximately $467.9 million of losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses for the year ended December 31, 2008.

During the year ended December 31, 2008, the Company recorded approximately $73.0 million of net losses due to lower of cost or fair value adjustments on loans held for sale.

During the year ended December 31, 2008, the Company recorded approximately $10.0 million of impairment on equity investments.

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

During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. This election allows for a more effective accounting offset of the changes in fair value of the loans and the call options that the Company sells in relation to these loans. BancGroup has not elected the fair value option for other loans held for sale primarily because they represent an immaterial portion of the total loans held for sale portfolio. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. At December 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $1.95 billion and an aggregate outstanding principal balance of $1.92 billion and were recorded in loans held for sale in the consolidated balance sheet. At December 31, 2008, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on short-term participations in mortgage loans held for sale is recognized based on contractual rates and is reflected in interest

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and fees on loans in the consolidated income statement. Net gains resulting from changes in fair value of these loans of $7.5 million were recorded in noninterest expense during the year ended December 31, 2008. These changes in fair value were mostly offset by net losses of approximately $7.5 million on related call options. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Financial Disclosures about Fair Value of Financial Instruments Required by SFAS 107

SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.

The following table presents the carrying amount and estimated fair value of certain financial instruments as required by SFAS 107.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and short-term investments	$2,024,860	$2,024,860	$575,108	$575,108
Securities purchased under agreements to resell	1,556,157	1,591,776	2,049,664	2,049,664
Securities available for sale	3,302,959	3,302,959	3,681,282	3,681,282
Held to maturity securities	200,421	206,593	1,228	1,361
Loans held for sale	2,082,248	2,083,323	1,544,222	1,544,222
Loans	14,530,018		15,923,178
Less: allowance for loan losses	(325,000)		(238,845)

Loans, net	14,205,018	12,542,077	15,684,333	15,801,351

Total	$23,371,663	$21,751,588	$23,535,837	$23,652,988

Financial liabilities:
Deposits	$18,673,265	$18,849,686	$18,544,267	$18,564,248
Short-term borrowings	1,172,706	1,172,706	568,721	568,721
Long-term debt	4,043,807	4,415,286	4,023,836	4,170,666

Total	$23,889,778	$24,437,678	$23,136,824	$23,303,635

Derivatives	$(27,133)	$(27,133)	$(3,372)	$(3,372)

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value for other financial instruments for which it is practicable to estimate that value:

Cash and short-term investments — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities purchased under agreements to resell — The fair value is determined by the combination of the “base” instrument, as well as any interest rate contracts such as floors or caps embedded in the instruments.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held to maturity securities — The fair value of held to maturity securities equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities.

Loans — For loans, the fair value as of December 31, 2008 is estimated using the same approach applied by the Company to calculate the fair value of reporting unit loans in the second step of the goodwill impairment analysis. Fair value calculated under this approach takes into consideration market pricing including the effects of liquidity discounts and discounted cash flows using discount rates that reflect estimated required hurdle rates for financial institutions similar to the Company. The fair value as of December 31, 2007 was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Using the same approach applied by the Company to calculate the fair value of loans as of December 31, 2007, the Company estimates that the resulting loan fair value as of December 31, 2008 would be $14.5 billion.

Deposits — While the Company views such accounts as significantly more valuable, SFAS 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, is equal to the amount payable on demand at the measurement date. The amount included for these deposits in the table above is their carrying value at December 31, 2008 and 2007. The fair value of time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for comparable wholesale deposits with similar remaining maturities.

Short-term borrowings — Rates currently available to BancGroup for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings by discounting future cash flows.

Long-term debt — For debt securities and Federal Home Loan Bank of Atlanta (FHLB) borrowings, fair value equals market price. If a market price is not available, fair value is estimated using discounted cash flow analyses, based on current rates for similar borrowing arrangements. For December 31, 2008, the fair value includes consideration of Company specific default risk.

Commitments to extend credit and standby letters of credit — The value of the unrecognized financial instruments is estimated based on the related deferred fee income associated with the commitments, which is not material to BancGroup’s financial statements at December 31, 2008 and 2007.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

Securities Available For Sale

	December 31, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government sponsored entities (GSE’s)	$25,222	$—	$—	$25,222	$—	$—	$—	$—
Agency mortgage—backed securities	1,493,903	39,510	(22)	1,533,391	1,346,145	17,554	(4,196)	1,359,503
Non-agency mortgage-backed securities	1,708,943	—	(505,680)	1,203,263	1,721,565	5,830	(26,348)	1,701,047
Obligations of state and political subdivisions	356,460	705	(11,470)	345,695	369,136	3,290	(496)	371,930
Corporate Notes	—	—	—	—	6,819	—	—	6,819
Federal Reserve and FHLB stock and other	195,376	14	(2)	195,388	243,448	95	(1,560)	241,983

Total	$3,779,904	$40,229	$(517,174)	$3,302,959	$3,687,113	$26,769	$(32,600)	$3,681,282

The amortized cost and fair values of held to maturity securities are summarized as follows:

Held to Maturity Securities

	December 31, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$500	$175	$—	$675	$500	$115	$—	$615
Agency Mortgage-backed securities	199,687	5,994	(1)	205,680	495	15	—	510
Obligations of state and political subdivisions	234	3	—	237	233	3	—	236

Total	$200,421	$6,172	$(1)	$206,592	$1,228	$133	$—	$1,361

The fair values presented above are based upon quotes from third-party pricing services, except for the fair values of the Company’s non-agency mortgage-backed available for sale securities as of December 31, 2008, which were determined using a combination of a discounted cash flow approach and quotes from third-party pricing services. See Note 5, Fair Value Measurements, for further discussion.

Included in the other category of securities available for sale are $175.6 million in FHLB stock as of December 31, 2008, and $238.0 million in FHLB and Federal Reserve stock at December 31, 2007. Securities and cash with a fair value of approximately $4.1 billion and $3.3 billion at December 31, 2008 and 2007, respectively, were pledged for various purposes as required or permitted by law.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross gains of approximately $6.0 million, $4.9 million, and $11.5 million and gross losses of approximately $4.9 million, $36.8 million and $9.2 million were realized on sales of securities or the designation of the Company’s intent to sell securities for 2008, 2007 and 2006, respectively. In 2008, the Company also recognized an approximate $1 million loss arising from exposure to auction rate securities and Fannie Mae (FNMA) and Freddie Mac (FHLMC) common stock. The income tax expense (benefit) attributable to net realized gains (losses) on sales of securities was $0.4 million, $(11.2) million and $0.8 million in 2008, 2007 and 2006, respectively.

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities		Securities Available For Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—	$1,791	$1,803
Due after one year through five years	234	237	8,959	9,124
Due after five years through ten years	500	675	86,651	85,778
Due after ten years	—	—	284,281	274,212

Total	734	912	381,682	370,917
Agency mortgage-backed securities	199,687	205,680	1,493,903	1,533,391
Non-agency mortgage-backed securities	—	—	1,708,943	1,203,263
Equity securities	—	—	195,376	195,388

Total	$200,421	$206,592	$3,779,904	$3,302,959

The following table reflects BancGroup’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Agency mortgage-backed securities	$2,285	$(21)	$63	$(1)	$2,348	$(22)
Non-agency mortgage-backed securities	478,117	(202,208)	725,146	(303,472)	1,203,263	(505,680)
Obligations of state and political subdivisions	278,136	(11,465)	332	(5)	278,468	(11,470)

Subtotal, debt securities	758,538	(213,694)	725,541	(303,478)	1,484,079	(517,172)
Equity securities	—	—	1	(2)	1	(2)

Total temporarily impaired securities	$758,538	$(213,694)	$725,542	$(303,480)	$1,484,080	$(517,174)

The debt securities above consist of agency mortgage-backed securities, non-agency mortgage-backed securities and obligations of state and political subdivisions. As of December 31, 2008, there were 245 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Illiquid capital markets

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have negatively impacted the Company’s investment securities portfolio, which is not necessarily reflective of the portfolio’s underlying performance. Because of the creditworthiness of the issuers and the quality of mortgages underlying such securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability and intent to retain these securities until recovery of the unrealized loss or maturity when full repayment would be received. There are also no known current funding needs which would require their liquidation.

The following table reflects BancGroup’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Agency mortgage-backed securities	$105	$—	$44,720	$(597)	$44,825	$(597)
Non-agency mortgage-backed securities	900,225	(17,757)	584,327	(12,190)	1,484,552	(29,947)
Obligations of state and political subdivisions	71,518	(496)	—	—	71,518	(496)

Subtotal, debt securities	971,848	(18,253)	629,047	(12,787)	1,600,895	(31,040)
Equity securities	3,670	(1,560)	—	—	3,670	(1,560)

Total temporarily impaired securities	$975,518	$(19,813)	$629,047	$(12,787)	$1,604,565	$(32,600)

The debt securities above consist of agency mortgage-backed securities, non-agency mortgage-backed securities and obligations of state and political subdivisions. As of December 31, 2007, there were 129 securities carried at an unrealized loss relating to the level of interest rates prevailing in the market. Because of the creditworthiness of the issuers and the quality of mortgages underlying such securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market.

Note 7. Loans

A summary of the major categories of loans outstanding is shown in the table below.

	December 31,
	2008	2007
	(In thousands)
Commercial, financial, agricultural	$1,713,267	$1,506,986
Commercial real estate	4,935,944	5,012,773
Real estate construction	4,922,190	6,296,262
Residential real estate	2,572,077	2,673,823
Consumer and other	402,070	452,642

Total loans	14,545,548	15,942,486
Less: unearned income	(15,530)	(19,308)

Total loans, net of unearned income	$14,530,018	$15,923,178

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup’s lending is concentrated in Alabama, Florida, Georgia, Nevada and Texas, and repayment of these loans is in part dependent upon the economic conditions in the respective regions of these states. Approximately 53.4% of the Company’s total loan portfolio is in Florida. Management continually evaluates the potential risk in all categories of the portfolio in determining the adequacy of the allowance for loan losses. Approximately 85.5% of the Company’s total loan portfolio is concentrated in the commercial real estate, real estate construction and residential real estate categories.

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

Commercial real estate loans are underwritten based on current and projected cash flows and loan-to-appraised-value ratios of 80% or less. The risks associated with commercial real estate loans primarily relate to real estate values in local market areas, the equity investments of borrowers and the borrowers’ experience and expertise. BancGroup has diversified its portfolio of commercial real estate loans, resulting in no more than 22.0% of its total commercial real estate loan portfolio and no more than 7.5% of its total loan portfolio concentrated in any of the above-mentioned income producing activities.

Real estate construction loans include loans to finance single family and multi-family residential as well as nonresidential real estate. The principal risks associated with these loans are related to the borrowers’ ability to complete the project, local market demand, presales or preleasing and permanent loan commitments. BancGroup evaluates presale requirements, preleasing rates and permanent loan take-out commitments, as well as other factors in underwriting construction loans.

Residential real estate loans consist of loans made to finance one-to-four family residences and home equity loans on residences. BancGroup’s policy is to loan up to 84.9% of appraised value on these loans without other collateral or security. This portfolio is largely made up of adjustable rate loans. The principal risks associated with one-to-four family residential loans are the borrowers’ income and real estate values.

BancGroup evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancGroup upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential houses, land, owner-occupied commercial real estate and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2008.

In the normal course of business, loans are made to officers, directors, principal shareholders and to companies in which they own a significant interest. Loan activity to such parties with an aggregate loan balance of more than $60,000 during the year ended December 31, 2008 is summarized as follows:

Balance January 1, 2008	Additions	Reductions	Balance December 31, 2008
	(In thousands)
$65,793	$22,101	$53,574	$34,320

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, the recorded investment in impaired loans was approximately $462.3 million and $105.4 million, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans at December 31, 2008 and 2007 was approximately $48.6 million and $11.0 million, respectively. At December 31, 2008, impaired loans with an associated allowance totaled approximately $169.8 million and had been previously charged down by $35.6 million, while approximately $292.5 million of impaired loans had no related allowance but had been previously charged down by $125.9 million. At December 31, 2007, impaired loans with an associated allowance totaled approximately $36.4 million, while approximately $69.0 million of impaired loans had no related allowance. The average recorded investment in impaired loans was approximately $313.8 million, $43.5 million and $18.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2008, 2007 or 2006.

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

At December 31, 2008 and 2007, the recorded investment in nonaccrual loans was approximately $532.8 million and $121.9 million, respectively. At December 31, 2008 and 2007, the recorded investment in loans past due 90 days or more and still accruing was approximately $41.6 million and $23.8 million, respectively.

During 2008, BancGroup transferred nonaccrual loans with a net book value of $49.2 million to loans held for sale. Prior to the transfer to held for sale, BancGroup charged down the loans to fair value.

During 2008, the Company modified the terms of certain loans to accommodate the borrowers’ deteriorated financial condition. These loans, which had an outstanding principal balance of $18.5 million, were charged-down by $11.0 million. As of December 31, 2008, the Company had no commitments to lend additional funds to these borrowers. An immaterial amount of these loans were not classified as nonaccrual.

Loans with a carrying value of approximately $5.6 billion and $9.9 billion at December 31, 2008 and 2007, respectively, were pledged as collateral for credit facilities.

The following table represents information concerning residential real estate loans, including securitizations, as of December 31, 2008 and 2007:

	December 31,				Year ended December 31,
	2008		2007		2008	2007
	Total Principal Amount	Total 90 Days or More Past due	Total Principal Amount	Total 90 Days or More Past due	Net Credit Losses(1)	Net Credit Losses(1)
	(In thousands)
Total residential real estate loans managed	$2,587,808	$88,093	$2,694,229	$21,109	$25,378	$3,654
Less:
Loans securitized	15,731	6	20,406	259	—	—

Total residential real estate loans held for investment	$2,572,077	$88,087	$2,673,823	$20,850	$25,378	$3,654

Fair value of retained mortgage-backed securities	$—		$—

(1)	Represents net charge-offs

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.  Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2008	2007	2006
	(In thousands)
Balance, January 1	$238,845	$174,850	$171,051
Addition due to acquisitions	—	13,914	—
Provision charged to income	728,942	106,450	22,142
Reduction due to sale of mortgage loans originally held for investment	—	(2,303)	—
Loans charged off	(647,933)	(61,338)	(30,779)
Recoveries	5,146	7,272	12,436

Balance, December 31	$325,000	$238,845	$174,850

Note 9.  Sales and Servicing of Financial Assets

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

During 2008, the Company recognized an immaterial amount of noninterest income related to these transactions. During 2007, the Company recognized approximately $17.7 million of noninterest income related to these transactions, of which $12.3 million was servicing income, and received $18.8 million in cash. During 2006, the Company recognized approximately $22.1 million of noninterest income related to these transactions, of which $17.0 million was servicing income, and received $22.1 million in cash.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.  Commitments and Contingent Liabilities

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

	December 31,
	2008	2007
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Loan commitments	$2,691,101	$4,383,355
Standby letters of credit	205,094	305,363
Commercial letters of credit	180	409
Credit card guarantees	5,011	5,876

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

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments to be recorded on the balance sheet. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded for deferred fees as of December 31, 2008 and 2007 was not material to the Company’s consolidated balance sheet. At December 31, 2008, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. At December 31, 2008, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $205 million. Since many of these standby letters of credit are expected to expire without being drawn upon, the future undiscounted payments the Company could be required to make are not necessarily indicative of future cash requirements. The Company uses an internal risk rating system to segregate standby letters of credit into categories based upon the perceived level of risk. These ratings, which provide an indication of the current status of the payment/performance risk of the guarantee, are assigned by the account officer at origination and are periodically reviewed to determine if an adjustment to the rating is required. Based on review of internal risk ratings and feedback from account officers as of December 31, 2008, the amount of standby letters of credit that are expected to be drawn upon within the next year is not material.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the sale of certain loans and related assets, Colonial makes representations, warrants and indemnifications to the purchasers thereof. At December 31, 2008, Colonial’s maximum potential amount of future undiscounted payments under these representations, warrants and indemnifications was $14 million.

Commitments Under Capital and Operating Lease Obligations

BancGroup and its subsidiaries have entered into certain noncancellable leases for premises and equipment used in connection with its operations. The majority of these noncancellable lease agreements contain renewal options for varying periods at the same or renegotiated rentals, and several contain purchase options at fair value. Future minimum lease payments under all capital leases and noncancellable operating leases with initial or remaining terms (exclusive of renewal options) of one year or more at December 31, 2008 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2009	$2,652	$40,442
2010	2,637	38,973
2011	2,214	36,813
2012	2,237	32,572
2013	2,264	21,919
Thereafter	15,771	240,476

Total minimum lease payments	27,775	$411,195

Less: imputed interest	9,274

Present value of minimum lease payments	$18,501

Rent expense for all leases amounted to $48.6 million in 2008, $43.8 million in 2007 and $39.3 million in 2006.

Term Auction Facility

In October 2008, Colonial secured $700 million of borrowings through the Federal Reserve’s Term Auction Facility (TAF) that matured in January 2009 and were repaid. This funding was utilized to further enhance Colonial’s liquidity. The TAF funds were collateralized with loans.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. During the first quarter of 2009, BancGroup, certain officers and directors were named as defendants in purported class action lawsuits filed in the U.S. District Court for the Middle District of Alabama alleging violations of federal securities laws. The lawsuits seek unspecified compensatory damages (including interest), cost and expense, and injunctive relief. The lead plaintiff and class counsel have not been selected. Colonial has until March 4, 2009 to respond to the claims in the first lawsuit.

On February 24, 2009, BancGroup received notice of a shareholder derivative action filed in the Circuit Court of Montgomery County, Alabama, seeking to recover damages caused to the Company by its officers and directors. BancGroup’s directors and senior officers are alleged to have breached their fiduciary obligations to the Corporation in connection with the Company’s participation in the U.S. Treasury Department’s TARP programs. Colonial has until March 24, 2009 to respond to the claims.

Because these lawsuits were recently filed and there are significant uncertainties involved in any potential class action litigation, management is unable to predict the outcome of the purported class action or derivative lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. BancGroup and its directors and officers intend to vigorously defend each of the lawsuits.

In the opinion of BancGroup, based upon review and consultation with legal counsel, the outcome of all other litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 11.  Variable Interest Entities

BancGroup holds variable interests in two special purpose trusts which were formed for the issuance of trust preferred securities to outside investors. The Company does not absorb a majority of the expected losses or residual returns of the trusts, therefore the Company is not considered the primary beneficiary and does not consolidate them. At December 31, 2008, the Company’s equity investments in the trusts, totaling $3 million, represent BancGroup’s maximum exposure to loss as a result of its involvement with the trusts. Total assets of the trusts are $110 million as of December 31, 2008. Refer to Note 17, Long-Term Debt, for additional information.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup holds variable interests in nine active joint ventures formed for the purpose of developing residential real estate. Three of the entities are required to be consolidated, while the other six are not. For the consolidated entities, total assets and the maximum exposure to loss were not material as of December 31, 2008. For the unconsolidated entities, total assets were $111.8 million as of December 31, 2008, and the Company’s maximum exposure to loss was $50.6 million. The maximum exposure to loss, which is net of $7.4 million in impairment recognized in 2008, represents the Company’s equity investment in these entities plus the outstanding balance of the loans that Colonial Bank has issued to these entities. See Note 23, Related Parties, for additional discussion regarding the construction loans.

BancGroup holds variable interests in several entities formed to provide affordable housing. The entities had total assets of approximately $1 billion as of December 31, 2008, and the Company’s maximum exposure to loss is approximately $30.7 million. The maximum exposure to loss, which is net of $750,000 in impairment recognized in 2008, represents the Company’s remaining equity investment in these entities and does not include approximately $46.8 million that the Company expects to contribute to these entities over the next four years. The Company is not required to consolidate these entities.

BancGroup holds a variable interest in an entity which provides home automation products. The entity is not required to be consolidated. The entity’s total assets were $2.4 million as of December 31, 2008. As a result of impairment of $1.8 million recognized in 2008, the Company has no remaining exposure to loss as of December 31, 2008 related to this investment.

The Company has not provided any financial or other support in 2008 to the entities in which it holds a variable interest that it was not previously contractually required to provide.

Note 12.  Derivatives

BancGroup maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. Derivatives are recorded at fair value in other assets or other liabilities.

Interest Rate Swaps

Fair Value Hedges

During the first quarter of 2008, BancGroup entered into interest rate swaps with an aggregate notional amount of $250 million to hedge fixed rate subordinated debt. Due to counterparty default during the third quarter of 2008, an interest rate swap with a $210 million notional amount was terminated. At the time of termination, the related derivative had a fair value of approximately $658,000, and the counterparty also owed the Company approximately $1.4 million in interest. As it is probable that the Company will not be able to collect these amounts from the counterparty, the fair value of the derivative and the interest receivable were written off. As of December 31, 2008, the fair value of the remaining interest rate swap with a notional amount of $40 million was a gain of approximately $4.6 million. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during the twelve months ended December 31, 2008

The Company has established a collateral agreement with its swap counterparty that provides for exchanges of marketable securities or cash to collateralize either party’s net gains above a stated threshold. At December 31, 2008, no outstanding collateral was posted to or received from the swap counterparty.

Cash Flow Hedges

During the second quarter of 2006, the Company terminated interest rate swaps which were used as cash flow hedges of loans. The hedged forecasted transactions were considered probable of occurring, therefore the

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss remained in accumulated other comprehensive loss and was reclassified into earnings in the same periods during which the hedged forecasted transactions affected earnings. For the six months ended June 30, 2008, losses reclassified into earnings totaled $3.2 million, leaving no further losses to be reclassified. There were no recognized cash flow hedging gains or losses resulting from hedge ineffectiveness for the twelve months ended December 31, 2008, 2007 or 2006.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $37.7 million at December 31, 2008. The fair value of the origination commitments was a loss of approximately $1,000 at December 31, 2008, which was more than offset by a gain of approximately $204,000 on the related sales commitments.

BancGroup has executed individual forward sales commitments on the retail mortgage loans held for sale. The notional value of these forward sales commitments at December 31, 2008 was $63.0 million, none of which was designated as a hedge. The fair value of the sales commitments was a loss of approximately $414,000 at December 31, 2008.

Options

Colonial sells call options related to its interests in short-term participations in mortgage loans. Generally, the change in fair value of the participation interests offsets the change in fair value of the call options. The notional amount of the call options at December 31, 2008 was $2 billion. The call options are not designated as hedges of the participation interests. The fair value of the call options was a liability of $26.9 million as of December 31, 2008.

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio; however, there were no such option contracts outstanding at December 31, 2008 or 2007.

Note 13. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Land	$210,133	$194,876
Bank premises	242,585	179,674
Equipment	198,152	177,093
Leasehold improvements	81,980	72,328
Construction in progress	35,197	49,182
Automobiles and airplane	25,947	24,846

Total	793,994	697,999
Less accumulated depreciation and amortization	(228,225)	(197,441)

Premises and equipment, net	$565,769	$500,558

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the table above are assets recorded under capital leases and related accumulated amortization of $20.8 million and ($2.7) million at December 31, 2008 and $16.4 million and $(1.3) million at December 31, 2007, respectively. Refer to Note 10, Commitments and Contingent Liabilities, and Note 17, Long-Term Debt, for further details regarding capital and operating leases.

Depreciation expense for premises and equipment amounted to $45.3 million in 2008, $38.7 million in 2007, and $35.3 million in 2006.

Note 14.  Goodwill and Other Intangible Assets

BancGroup tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be an impairment. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment, if any. The second step involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of the reporting unit to all the assets and liabilities of such unit. The fair values of the assets and liabilities, primarily loans and deposits, were determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit. Fair values of reporting units are estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on future growth rates, and discount rates that reflect the range of the Company’s market capitalization plus a control premium.

The Company’s annual goodwill impairment test was performed as of September 30, 2008. As a result of the annual impairment test, even though four reporting units were required to perform a second step analysis, management determined that no goodwill impairment charge was required at that time, as the implied fair value of goodwill for each tested reporting unit exceeded its carrying value. Due to the decline in market valuations for financial institutions, including Colonial, and increased credit costs during the fourth quarter of 2008, an interim impairment test was performed as of December 31, 2008. As a result of the interim impairment test, the Company computed and recorded a $575.0 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test. The impairment impacted two of the Company’s six reportable segments, representing four of the Company’s seven reporting units, as shown in the table below.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of BancGroup’s reporting units as well as the market valuations of financial institutions, including Colonial, management will continue to monitor and evaluate the carrying value of goodwill. Additional goodwill impairment could be recorded in future periods and such impairment could be material to the Company’s results of operations.

A summary of goodwill by reportable segment follows (in thousands):

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006	Goodwill acquired	December 31, 2007	Goodwill impaired	Purchase accounting adjustments	December 31, 2008
Alabama segment	$28,477	$—	$28,477	$—	$—	$28,477
Florida segment(1)	517,393	380,961	898,354	(559,255)	(1,115)	337,984
Georgia segment	5,491	—	5,491	—	—	5,491
Nevada segment	15,745	—	15,745	(15,745)	—	—
Texas segment	60,101	—	60,101	—	—	60,101

Total	$627,207	$380,961	$1,008,168	$(575,000)	$(1,115)	$432,053

(1)	Includes three reporting units.

Goodwill acquired in 2007 related to the Commercial Bankshares, Inc. and the Citrus & Chemical Bancorporation, Inc. acquisitions which are further discussed in Note 4, Business Combinations. Purchase accounting adjustments recorded during 2008 are related to refinement of original acquisition estimates.

BancGroup has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. The related balances as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Gross carrying amount	$116,583	$113,798
Less: accumulated amortization	(66,974)	(50,361)
Net carrying amount	$49,609	$63,437

Amortization expense on finite-lived intangible assets totaled $16.6 million, $13.4 million and $12.2 million for 2008, 2007 and 2006, respectively. Aggregate annual amortization expense of currently recorded core deposit intangibles is expected to be approximately $17.0 million for 2009, approximately $11.7 million for 2010, approximately $8.4 million for 2011, approximately $5.2 million for 2012 and approximately $4.9 million for 2013.

Note 15.  Time Deposits

Certificates of deposit of less than $100,000 totaled $6.1 billion at December 31, 2008, while certificates of deposit of $100,000 or more totaled $3.9 billion. Other time deposits, which consist primarily of IRA’s, totaled $678 million. Time deposits of $100,000 or more at December 31, 2008 totaled $4.1 billion. At December 31, 2008, the scheduled maturities of time deposits were as follows:

(In thousands)
2009	$9,397,048
2010	1,052,382
2011	65,270
2012	108,702
2013	58,494
Thereafter	1,462

Total	$10,683,358

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, 57.5% of total matured time deposits were renewed while new originations exceeded the level of maturing time deposits that did not renew. During January and February of 2009, $2.1 billion of time deposits matured and 49.7% of those deposits were renewed while Colonial increased total time deposits with $1.0 billion of new originations.

Note 16.  Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Federal Reserve Term Auction Facility (TAF)	$700,000	$—
Repurchase agreements (retail)	472,706	568,721

Total	$1,172,706	$568,721

Loans totaling $700 million at December 31, 2008 were pledged as collateral for the Federal Reserve TAF. The borrowings under TAF matured in January, 2009 and were repaid.

Securities with a carrying value of $634 million and $690 million at December 31, 2008 and 2007, respectively, were pledged as collateral for these repurchase agreements. Under the terms of the related repurchase agreements, the Company must keep these securities segregated at all times. The Company has the right to substitute other eligible securities for those securities pledged as collateral but does not have the right to sell or repledge the securities.

Note 17.  Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Variable rate subordinated debentures	$—	$7,725
Subordinated notes	615,336	378,709
Junior subordinated debt	108,248	108,256
FHLB borrowings	3,301,722	3,513,997
Capital lease obligations	18,501	15,149

Total	$4,043,807	$4,023,836

In connection with the ASB Bancshares, Inc. acquisition in 1998, BancGroup issued $7.7 million of variable rate subordinated debentures due February 5, 2008 (“1998 Debentures”). These variable rate subordinated debentures bear interest equal to the New York Prime Rate minus 1% (but in no event less than 7% per annum). The debentures were paid in full on February 5, 2008.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 1999, Colonial Bank issued $100 million of subordinated notes, due March 15, 2009, of which $36.0 million was outstanding at December 31, 2008. The notes originally qualified as Tier II capital, bear interest at 8.00% and are not subject to redemption prior to maturity. During 2008, Colonial repurchased $20.7 million of these notes. These notes ceased to qualify as regulatory capital in March 2008. During January and February of 2009, BancGroup repurchased $4.2 million of the subordinated notes.

During 2001, Colonial Bank issued $150 million in 9.375% subordinated notes due June 1, 2011, of which $56.8 million was outstanding at December 31, 2008. These notes originally qualified as Tier II capital and are not subject to redemption prior to maturity. During January and February of 2009, BancGroup repurchased $11.1 million of the subordinated notes.

During 2005, Colonial Bank issued $125 million in new subordinated notes and exchanged $43.3 million of the March 1999 subordinated notes and $93.2 million of the May 2001 subordinated notes for new subordinated notes. The total outstanding at December 31, 2008 was $261.5 million. The notes are due December 1, 2015 and bear interest at 6.375%. The notes qualify as Tier II capital and are not subject to redemption prior to maturity. During January and February of 2009, BancGroup repurchased $19.8 million of the subordinated notes.

During the first quarter of 2008, the Company issued $250 million of 8.875% subordinated notes due March 15, 2038. The notes qualify as Tier II regulatory capital. Colonial may redeem the notes in whole or in part on or after March 15, 2013 in accordance with Federal Reserve guidelines.

During 2003, Colonial issued, through a special purpose trust, $100 million of trust preferred securities, representing $103 million in junior subordinated debt, that qualify as Tier I capital. The securities bear interest at 7.875% and are subject to redemption by Colonial, in whole or in part, at any time on or after October 1, 2008 until maturity in October 2033. On December 31, 2008, $103 million remained outstanding.

During 2004, Colonial added $5 million in trust preferred securities, representing $5 million in junior subordinated debt, as part of the acquisition of P.C.B. Bancorp, Inc. These securities qualify as Tier I capital and bear interest at average rates of 3-month LIBOR plus 3.15%. Colonial may redeem these securities, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after March 26, 2008 until maturity in March 2033. On December 31, 2008, $5 million remained outstanding.

The subordinated debentures, notes, trust preferred securities and junior subordinated debt described above are subordinate to substantially all remaining liabilities of Colonial.

Colonial Bank had long-term FHLB borrowings outstanding of $3.3 billion and $3.5 billion at December 31, 2008 and 2007, respectively. These borrowings bear interest at rates ranging from 2.69% to 5.07% and mature from 2009 to 2026. FHLB credit availability at December 31, 2008 was $66 million based on current collateral, which consists of 1-4 family residential, commercial real estate, home equity lines of credit and second mortgage loans, specified mortgage-backed securities and cash held at the FHLB.

Colonial had capital lease obligations outstanding of $18.5 million and $15.1 million at December 31, 2008 and 2007, respectively. These obligations bear interest at a weighted average rate of 6.7% and mature from 2009 to 2023.

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

	Parent Only	Consolidated BancGroup
	(In thousands)
2009	$—	$42,421
2010	—	6,508
2011	—	92,880
2012	—	2,208
2013	—	1,382
Thereafter	358,248	3,950,509

Total	$358,248	$4,095,908

Note 18.  Capital Stock

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

On June 11, 2007, the Company publicly announced another share repurchase program to purchase shares of BancGroup Common Stock not to exceed $150 million. This program will terminate on the earlier of its completion or June 8, 2009. During 2007, the Company repurchased 6.6 million shares under these programs with an average price per share of $24.03. All BancGroup shares purchased during the period were purchased in open-market transactions. The Company had approximately $91 million remaining under the authorization to purchase BancGroup stock at December 31, 2008.

On April 25, 2008, the Company completed a public common stock offering of 43.7 million shares at $8.00 per share for $350 million. Colonial received proceeds of $334.2 million, which is net of all expenses, commissions and underwriters’ discounts. The Company used the proceeds for investment in subsidiaries as well as general corporate purposes.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a dividend reinvestment and common stock purchase plan under which shareholders may automatically reinvest their cash dividends in shares of common stock as well as make optional cash purchases of common stock from $10 to $120,000 per year. On April 16, 2008, the Company’s Board of Directors approved the registration of 10 million additional shares that may be issued under this plan, bringing the total authorized for issuance to 12 million shares. On May 2, 2008, the Company filed the related registration statement with the Securities and Exchange Commission registering the new shares and amending the plan. As of December 31, 2008, 1.9 million shares have been issued through participation in the plan.

Note 19.  Regulatory Matters and Restrictions

Dividends payable by national and state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two years.

Colonial Bank is required to maintain reserve balances with the Federal Reserve Bank based on a percentage of deposits reduced by its cash on hand. The average amount of those required reserves was approximately $24.2 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require BancGroup and Colonial Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

At December 31, 2008, Colonial Bank maintained sufficient capital to be categorized “well-capitalized” as defined by prompt corrective action regulations. To be categorized as “well-capitalized”, Colonial Bank must maintain minimum total risk-based, Tier I risk-based capital, and Tier I leverage ratios as set forth in the table below, and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual capital amounts and ratios for BancGroup and Colonial Bank are presented in the following table along with the regulatory levels:

	Actual		To Be Adequately Capitalized Under Prompt Corrective Action Provisions			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio(1)	Amount	Ratio		Amount	Ratio
	(In thousands)
As of December 31, 2008
Total Capital (to risk-weighted assets)
Consolidated	$2,304,457	12.88%	$1,431,469	≥	8.0%
Colonial Bank	2,087,289	11.37	1,468,514	≥	8.0	$1,835,643	≥	10.0%
Tier I Risk-Based Capital (to risk-weighted assets) Consolidated	1,534,818	8.58	715,734	≥	4.0
Colonial Bank	1,567,274	8.54	734,257	≥	4.0	1,101,386	≥	6.0
Tier I Leverage (to average tangible assets)(2)
Consolidated	1,534,818	5.90	1,040,278	≥	4.0
Colonial Bank	1,567,274	6.03	1,040,198	≥	4.0	1,300,248	≥	5.0

As of December 31, 2007
Total Capital (to risk-weighted assets)
Consolidated	$2,170,321	11.01%	$1,577,276	≥	8.0%
Colonial Bank	2,082,754	10.56	1,577,985	≥	8.0	$1,972,481	≥	10.0%
Tier I Capital (to risk-weighted assets)
Consolidated	1,619,671	8.22	788,638	≥	4.0
Colonial Bank	1,532,062	7.77	788,992	≥	4.0	1,183,488	≥	6.0
Tier I Leverage (to average tangible assets)(2)
Consolidated	1,619,671	6.67	970,640	≥	4.0
Colonial Bank	1,532,062	6.32	969,025	≥	4.0	1,211,282	≥	5.0

(1)	These ratios are subject to regulatory review.
(2)	The leverage ratio consists of Tier I Capital divided by quarterly average tangible assets, as adjusted for regulatory purposes.

Due to their current financial condition and recent results of operations, BancGroup and Colonial Bank are operating under heightened regulatory scrutiny and have been and are taking steps to improve their asset quality and capital. Colonial Bank entered into an informal Memorandum of Understanding with the FDIC and the State of Alabama Banking Department on December 15, 2008, and BancGroup entered into an informal Memorandum of Understanding with the Federal Reserve Bank of Atlanta on January 6, 2009, addressing, among other items, management of asset quality and increased capital for Colonial Bank. Colonial Bank has agreed to increase its Tier I leverage ratio to 8% and its total risk-based capital ratio to 12% by March 31, 2009 and to improve asset quality by dates beginning June 30, 2009. While management intends to comply with these deadlines, failure to do so may result in the consequences described in the following paragraph. Colonial Bank may not pay dividends on its common stock owned by BancGroup without the prior written consent of the FDIC and the State of Alabama Banking Department. BancGroup has agreed to use its resources to support Colonial Bank. BancGroup will not pay dividends on its common or preferred stock, purchase or redeem treasury stock, or incur additional debt or refinance existing debt without prior written consent of the Federal Reserve and the State of Alabama Banking Department. These matters are a major focus of the attention and efforts of the Board of Directors and management.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Failure to adequately address the regulatory concerns in these informal memoranda may result in actions by our banking regulators under the prompt corrective action provisions ranging from a formal written agreement pursuant to Section 8 of the FDIC Improvement Act which would preclude Colonial Bank from being considered well capitalized to the restriction or prohibition of certain activities by BancGroup or Colonial Bank. If Colonial Bank were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring Colonial Bank to an acceptable capital category and our failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of Colonial Bank’s net assets.

Note 20.  Minority Interest/REIT Preferred Securities

In May 2007, CBG Florida REIT Corp. (the Florida REIT), a Florida corporation, issued $300 million in fixed-to-floating rate perpetual non-cumulative preferred stock. The Florida REIT is an indirect subsidiary of BancGroup and Colonial Bank. The Florida REIT is qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Florida REIT’s assets consist primarily of participation interests in mortgage loans secured by commercial property in the State of Florida that were originated by the Bank.

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

Note 21.  Employee Benefit Plans

BancGroup and subsidiaries sponsor a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation, and years of benefit service. On December 31, 2005, BancGroup closed the pension plan to new employees and set the compensation amount and years of service for the future benefits calculation for participants. Actuarial computations for financial reporting purposes are based on the projected unit credit method. The plan measurement date is December 31. Based on current actuarial projections, BancGroup will not be required to make a contribution to the plan in 2009.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee pension benefit plan status at December 31:

	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at January 1	$57,842	$62,423
Service cost	—	—
Interest cost	3,725	3,595
Actuarial (gain) loss	294	(6,180)
Benefits paid	(2,013)	(1,996)

Benefit obligation at December 31	59,848	57,842

Change in plan assets:
Fair value of plan assets at January 1	72,553	66,899
Actual return on plan assets	(18,083)	2,650
Employer contributions	—	5,000
Benefits paid	(2,013)	(1,996)

Fair value of plan assets at December 31	52,457	72,553

Funded (unfunded) status at December 31	$(7,391)	$14,711

	2008	2007
	(In thousands)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$20,660	$(3,854)
Prior service (credit) cost	—	—

Total amounts recognized in accumulated other comprehensive income	$20,660	$(3,854)

	2008	2007	2006
	(In thousands)
Components of net periodic benefit (income) cost for the year ended December 31:
Service cost	$—	$—	$—
Interest cost	3,725	3,595	3,584
Expected return on plan assets	(6,136)	(5,619)	(5,095)

Net periodic benefit (income) cost	(2,411)	(2,024)	(1,511)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial (gain) loss	24,513	(3,211)	—

Total recognized in other comprehensive income	24,513	(3,211)	—

Total recognized in net periodic benefit (income) cost and other comprehensive income	$22,102	$(5,235)	$(1,511)

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated and projected benefit obligation for the plan was approximately $59.8 million and $57.8 million at December 31, 2008 and 2007, respectively. The plan’s funded (unfunded) status of $(7.4) million and $14.7 million as of December 31, 2008 and 2007, respectively, is recognized within (other liabilities) other assets on the Statement of Condition.

	2008	2007
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.50%	6.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.50%	6.00%
Expected return on plan assets	8.50	8.50
Rate of compensation increase	N/A	N/A

In accordance with the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company has recorded a total of $12.4 million of unrealized net actuarial pension losses in accumulated other comprehensive income as of December 31, 2008. The Company does not expect any material portion of the amount in accumulated other comprehensive income to be recognized as a component of net periodic benefit cost during 2009.

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

Using an actuarial valuation tool, forecasts of benefit payments for the pension plan were developed taking into account a variety of factors, including assumptions with regard to retirement, death, termination and disability. In forecasting the plan’s benefit payments, participants’ accrued service and pay were frozen as of the valuation date. The plan’s actual cash flow timing was taken into account and the projected benefit payments were matched to coupon payments underlying a yield curve representing available bonds in the marketplace as of the measurement date. The yield curve was based on an actual portfolio of 315 AA corporate bonds representing the majority of such bonds available in the marketplace. All bonds were U.S. issues, non-callable or callable with make whole provisions, with a minimum outstanding value of $50 million. This approach utilized a large portfolio of bonds, which is indicative of the broad bond market and less subject to volatility due to changes in the measurement approach underlying a bond index. Based on the result of this analysis, the Company utilized a discount rate of 6.50% to determine benefit obligations at December 31, 2008.

The expected return on plan assets was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. The historical returns of asset categories as weighted by the target allocation would produce an expected return of 5.62%, as follows:

	Target Allocation	15-year Annualized	Historical Return Weighted Average
U.S. equity	39%	6.34%	2.47%
International equity	21%	3.53%	0.74%
Fixed income	37%	6.18%	2.29%
Cash and cash equivalents	3%	3.97%	0.12%

Total portfolio	100%		5.62%

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s estimates of future market returns by asset category are higher than actual long-term historical returns because of the substantial negative market results during 2008 which deflated the annualized returns and the asset levels as of December 31, 2008.

The pension plan’s weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2008	2007
U.S. equity	34%	57%
International equity	16%	11%
Fixed income	47%	25%
Cash and cash equivalents	3%	7%

Total	100%	100%

BancGroup seeks to grow the plan assets in relation to the benefit obligations to participants and beneficiaries, while prudently managing the risk of a decrease in the plan assets relative to those liabilities. The Benefits Administration Committee maintains the plan in compliance with all applicable laws governing the operation of pension plans, including ERISA and its fiduciary standards.

The assets of the Plan are invested in a broadly diversified portfolio that includes the following asset classes in the respective allocation levels:

	Minimum	Maximum
U.S. equity	35%	75%
International equity	0%	25%
Fixed income	25%	45%
Real estate	0%	10%
Alternative investment	0%	5%
Cash	0%	10%

BancGroup common stock may be included in the U.S. equity allocation up to a maximum of 10% of the plan’s assets.

At both December 31, 2008 and 2007, plan assets included 164,520 shares of BancGroup common stock with market values of $341,000 (1% of total plan assets) and $2.2 million (3% of total plan assets), respectively. Dividends paid to the plan on the BancGroup common stock were approximately $63,000 and $123,000 during 2008 and 2007, respectively.

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefits are expected to be paid in future years. The expected benefits were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008:

Year	Expected Benefits
(In thousands)
2009	$2,222
2010	2,489
2011	2,745
2012	3,037
2013	3,307
2014-2018	20,373

401(k) Savings Plan

BancGroup also has a 401(k) savings plan (the Plan) which provides certain retirement, death, disability and employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Plan make elective contributions through payroll deduction. Beginning 2007, the Company made matching contributions equal to 100% of the first 6% of employee contributions. During years previous to 2007, the Company made matching contributions equal to 50% of the first 6% of employee contributions. During 2006, the Company also made a profit sharing contribution equal to 2.5% of employees’ eligible compensation. During 2008 and 2007, there were no additional contributions paid. An employee’s interest in BancGroup’s contributions becomes 100% vested after five years of service with the Company. Participants have options as to the investment of their Plan funds, one of which includes purchase of BancGroup common stock. Management does not encourage employees to elect the purchase of BancGroup common stock. The purchase of BancGroup common stock is merely one of many investment options available to employees, who must affirmatively elect to purchase Company stock. Charges to operations for this plan amounted to approximately $8.3 million, $8.6 million and $9.4 million for 2008, 2007, and 2006, respectively.

On April 16, 2008, the Company’s Board of Directors approved the registration of 10 million additional shares of the Company’s common stock that may be issued under the 401(k) savings plan. On May 5, 2008, the Company filed the related registration statement with the Securities and Exchange Commission registering the new shares.

Note 22.  Stock-Based Compensation

The Company has a long-term incentive compensation plan which permits the granting of various types of incentive stock-based awards including stock options, restricted stock, stock appreciation rights and performance units, all of which may be issued only to key employees, officers and directors of BancGroup. A total of 10 million shares of BancGroup common stock are authorized to be issued under the plan. As of December 31, 2008, 4.0 million shares remain eligible to be granted under the plan. The terms of the plan stipulate that the exercise price of incentive stock options may not be less than the fair market value of BancGroup common stock on the date they are granted, and the exercise price of nonqualified stock options may not be less than 85% of the fair market value of BancGroup common stock on the date of grant. All options expire on the earlier of ten years from the date of grant, or three months after an employee’s termination. Options generally become exercisable on a pro-rata basis over a period of five years. Restricted stock awards typically vest over a five-year period unless they are subject to specific performance criteria. During 2008, performance units were issued which have substantially the same terms as the restricted stock awards. There have been no stock appreciation rights granted under the plan.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the long-term incentive plan that is currently in place, the Company had other incentive plans which permitted the granting of various types of stock-based awards. The awards granted under those plans may still be exercised, however no new awards may be granted. As of December 31, 2008, there were 675,964 stock options still outstanding from those plans.

Pursuant to various business combinations, BancGroup has assumed incentive and nonqualified stock options according to the respective exchange ratios.

The following table summarizes BancGroup’s stock option activity since December 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,578,070	$19.12

Granted	1,197,651	10.67
Exercised	(50,700)	12.14
Cancelled	(591,488)	16.67

Outstanding at December 31, 2008	4,133,533	$17.14

The following table provides additional information about BancGroup’s stock-based awards:

	2008	2007	2006
	(In thousands, except weighted average per share amounts)
Weighted average grant date fair value of options granted	$2.20	$5.28	$5.58
Weighted average grant date fair value of restricted stock/performance units granted	8.02	25.39	25.42
Total intrinsic value of options exercised	91	5,880	6,576
Total fair value of options vested	2,121	1,696	913
Total fair value of restricted stock/performance units vested	49	333	308

	As of December 31, 2008
	Total Options Outstanding	Options Fully Vested and Expected to Vest	Options Fully Vested and Exercisable
Number	4,133,533	3,185,658	2,034,535
Weighted average exercise price	$17.14	$16.61	$16.82
Aggregate intrinsic value (in thousands)	$(62,277)	$(46,331)	$(30,011)
Weighted average remaining contractual life	6.33 years	5.81 years	4.20 years

The following table summarizes BancGroup’s restricted stock/performance unit activity since December 31, 2007:

	Restricted Stock/ Performance Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	518,166	$23.21

Granted	1,218,505	8.02
Vested	(8,820)	21.39
Cancelled	(117,038)	16.72

Nonvested at December 31, 2008	1,610,813	$12.20

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the total unrecognized compensation cost related to nonvested awards of stock options and restricted stock/performance units not yet expensed was $11.8 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.

The Company received $616,000 in cash from the exercise of stock options during 2008. Tax benefit shortfalls of $81,000 were realized during 2008 related to the exercise of stock options and vesting of restricted stock/performance units. The shortfalls were recorded as a decrease to shareholders’ equity.

In April 2007, the Company, upon approval of the stockholders, instituted a compensation plan whereby directors of BancGroup and Colonial Bank must receive at least a certain portion of director fees in the form of common stock and may elect to receive additional portions of director fees in common stock. Directors of Regional Boards may also participate in the plan, however they are not required to receive a portion of their fees in the form of common stock. The election is made annually. Shares earned under the plan for regular fees are issued quarterly, while shares earned for supplemental fees are issued annually. All shares become vested at the end of the respective plan year. The plan also allows for the granting of restricted stock awards which become vested at the end of the director’s term. The plan is authorized to issue up to 500,000 shares of common stock, and as of December 31, 2008 had issued 139,801 shares of common stock for director fees and granted 33,015 shares of restricted stock. Prior to the plan that is currently in place, the Company had another compensation plan for directors whereby the receipt of fees in the form of common stock was optional, and under which a total of 18,348 shares of common stock were issued for director fees during 2007.

During 2008, 2007 and 2006, respectively, 81,353, 32,651 and 37,665 shares of common stock were issued under the plans, representing approximately $853,000, $807,000 and $793,000 in directors’ fees.

BancGroup maintains the Employee Stock Purchase Plan which provides employees of BancGroup, who work in excess of 29 hours per week, with a convenient way to become shareholders of BancGroup. The participant authorizes a regular payroll deduction of not less than $10 and not more than 10% of salary. The participant may also contribute whole dollar amounts of not less than $100 or not more than $1,000 each month toward the purchase of the stock at market price. There are 600,000 shares authorized for issuance under this Plan. As of December 31, 2008, approximately 132,000 shares remain eligible to be issued. An additional 400,000 may be acquired from time to time on the open market for issuance under the Plan.

Note 23.  Related Parties

BancGroup and its subsidiaries paid legal fees to a law firm where one of the firm’s former members also serves on BancGroup’s Board of Directors. The total amount of legal fees paid to this firm were approximately $3.9 million, $3.9 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Colonial Bank subleased office space to this firm and received $114,000 in 2008, $147,000 in 2007 and $87,000 in 2006 in rental income. On September 1, 2008, many of the firm’s lawyers joined a new law firm, which also acquired certain assets and liabilities of the prior firm. The Director became a consultant for the new firm, but did not become a partner, member or shareholder of the new firm. BancGroup continued to engage the professional services of the new law firm at rates favorable to BancGroup.

As of December 31, 2008, Colonial Bank had five construction loans outstanding to unconsolidated real estate joint ventures in which BancGroup owns an equity interest. The maximum amounts that can be drawn on these loans totaled $46.8 million, and the maximum amount Colonial was participating in totaled $41.3 million. The outstanding balances totaled $39.0 million at December 31, 2008. The Company also had five such loans at December 31, 2007 with total outstanding balances of $39.9 million.

Refer to Note 7, Loans, for information on related party loans.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.  Merger Related Expenses

The Company did not recognize external merger related expenses during 2008 or 2006. Merger related expenses recognized during 2007 totaled $4.0 million. These costs were comprised primarily of travel, training, marketing, retention bonuses and incremental charges related to the integration of acquired banks, such as system conversions and customer supplies.

Note 25.  Income Taxes

The components of the provision for income taxes were as follows:

	2008	2007	2006
	(In thousands)
Currently payable (receivable):
Federal	$(174,177)	$128,402	$131,745
State	3,579	6,708	2,994

Total	(170,598)	135,110	134,739

Deferred:
Federal	(74,991)	(52,160)	2,020
State	(2,078)	4,611	174

Total	(77,069)	(47,549)	2,194

Total provision for income taxes	$(247,667)	$87,561	$136,933

The reasons for the difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	2008	2007	2006
	(In thousands)
Tax at statutory rate on pre-tax income (loss)	$(394,849)	$93,970	$140,961
Add:
Tax-exempt income	(11,702)	(10,903)	(7,034)
Nondeductible goodwill impairment	160,619	—	—
Other	(1,735)	4,494	3,006

Total income taxes	$(247,667)	$87,561	$136,933

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of BancGroup’s net deferred tax asset as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$128,027	$93,454
Intangible assets	14,620	—
Pension	3,309	—
Unrealized loss on securities available for sale	166,931	2,157
Unrealized loss on cash flow hedging instruments	—	1,706
Fixed assets	4,514	6,875
Other	20,150	13,508

Total deferred tax asset	337,551	117,700
Less: valuation allowance	(21,202)	(11,967)

Net deferred tax asset	316,349	105,733
Deferred tax liabilities:
Intangible assets	—	28,920
Fixed assets	—	—
Debt repurchase premium	4,730	5,239
Pension	—	5,769
Other	—	—

Total deferred tax liability	4,730	39,928

Net deferred tax asset	$311,619	$65,805

The net deferred tax asset is included as a component of accrued interest and other assets in the Consolidated Statements of Condition.

Because of projected pretax income and tax adjustments at the individual state level, BancGroup has a valuation allowance against its state deferred tax asset. The Company intends to maintain this valuation allowance until BancGroup determines it is more likely than not that the asset can be realized through future taxable income in the respective states. Although the Company incurred a substantial loss before income taxes for the year ended December 31, 2008, the Company has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. The Company expects to realize its net deferred tax asset over the allowable carryback and carryforward periods; therefore, no other valuation allowance is deemed necessary as of December 31, 2008. However, if future events change the assumptions and estimates regarding the Company’s future earnings, a deferred tax asset valuation allowance may be established and could be material to the results of operations. BancGroup would have to recognize future taxable income of approximately $232 million over the next twenty years to fully recover the net deferred tax asset as of December 31, 2008.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BancGroup adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a material change to Colonial’s liability for unrecognized tax benefits. The amount of unrecognized tax benefits at December 31, 2008 was $26.0 million, $17.3 million of which would favorably impact the Company’s effective income tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)
Balance at January 1	$22,585	$15,472
Additions based on tax positions related to the current year	5,013	5,785
Additions for tax positions of prior years	178	4,037
Reductions for tax positions of prior years	(1,581)	—
Settlements	(168)	(2,709)

Balance at December 31	$26,027	$22,585

BancGroup records accrued interest and penalties related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the year ended December 31, 2008, the Company recognized approximately $0.2 million in interest and penalties. As of December 31, 2008, the Company had approximately $4.4 million accrued for the payment of interest and penalties.

BancGroup has substantially concluded all U.S federal income tax matters for years through 2004. Substantially all state income tax matters have been concluded for years through 1997. Colonial and its subsidiaries have examinations, administrative appeals or litigation for various state income tax matters for years going back to 1998.

While the Company expects to potentially settle various state tax audits within the next 12 months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.  Earnings (Loss) Per Share

The following table reflects a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income (Loss)	Shares	Per Share Amount
	(In thousands, except per share amounts)
2008
Basic EPS
Income (loss) from continuing operations	$(880,472)	186,897	$(4.71)
Effect of dilutive instruments:
Options and nonvested restricted stock/performance units		—

Diluted EPS	$(880,472)	186,897	$(4.71)

2007
Basic EPS
Income from continuing operations	$180,925	153,519	$1.18
Effect of dilutive instruments:
Options and nonvested restricted stock		872

Diluted EPS	$180,925	154,391	$1.17

2006
Basic EPS
Income from continuing operations	$265,813	153,598	$1.73
Effect of dilutive instruments:
Options and nonvested restricted stock		1,212

Diluted EPS	$265,813	154,810	$1.72

The above calculations exclude awards that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such awards excluded was 5.7 million, 1.9 million and 969,000 in 2008, 2007 and 2006, respectively.

Because Colonial had a net loss in 2008, diluted earnings per share does not include the impact of potentially dilutive awards of approximately 294,000.

Note 27.  Segment Information

The Company has six reportable segments for management reporting. Each regional bank segment consists of commercial lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as wealth management and mortgage banking services. The mortgage warehouse segment headquartered in Orlando, Florida provides funding to mortgage origination companies. The Company reports Corporate/Treasury/Other which includes the investment securities portfolio, nondeposit funding activities including long-term debt, short-term liquidity and balance sheet risk management including derivative hedging activities, the parent company’s activities, intercompany eliminations and certain support activities not currently allocated to the aforementioned segments. In addition, Corporate/Treasury/Other includes income from bank-owned life insurance, income and expenses from various nonbank subsidiaries, joint ventures and equity investments, merger related expenses and the unallocated portion of the Company’s wealth management business.

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury/ Other	Consolidated BancGroup
	(In thousands)
Year Ended December 31, 2008
Net interest income before intersegment income/expense	$257,917	$248,027	$35,996	$52,351	$40,509	$82,842	$(54,129)	$663,513
Intersegment interest income/expense	27,471	(101,538)	79,019	(15,536)	(3,790)	(24,908)	39,282	—

Net interest income	285,388	146,489	115,015	36,815	36,719	57,934	(14,847)	663,513
Provision for loan losses	429,629	5,555	67,085	49,735	87,638	4,036	85,264	728,942
Noninterest income	71,208	11,957	51,688	25,707	7,556	6,335	29,445	203,896
Noninterest expense excluding goodwill impairment	254,753	20,693	85,221	46,292	27,123	33,634	202,546	670,262
Goodwill impairment	559,255	—	—	—	15,745	—	—	575,000
Minority interest expense/REIT preferred dividend	—	—	—	—	—	—	21,344	21,344

Income/(loss) before income taxes	$(887,041)	$132,198	$14,397	$(33,505)	$(86,231)	$26,599	$(294,556)	(1,128,139)

Income taxes								(247,667)

Net Income								$(880,472)

Total Assets	$11,571,878	$4,377,215	$4,421,917	$1,286,143	$975,661	$1,778,710	$1,404,782	$25,816,306
Total Deposits	$10,152,981	$617,509	$4,224,424	$774,083	$833,497	$792,721	$1,278,050	$18,673,265
Year Ended December 31, 2007
Net interest income before intersegment income/expense	$326,472	$193,212	$65,077	$80,450	$56,894	$100,213	$(60,944)	$761,374
Intersegment interest income/expense	923	(109,342)	70,708	(31,711)	(10,009)	(43,256)	122,687	—

Net interest income	327,395	83,870	135,785	48,739	46,885	56,957	61,743	761,374
Provision for loan losses	24,205	(202)	22,099	6,572	518	939	52,319	106,450
Noninterest income	74,915	24,724	51,525	14,136	7,537	10,579	2,808	186,224
Noninterest expense	206,034	9,903	81,799	26,248	24,501	30,952	180,241	559,678
Minority interest expense/REIT preferred dividend	—	—	—	—	—	—	12,984	12,984

Income/(loss) before income taxes	$172,071	$98,893	$83,412	$30,055	$29,403	$35,645	$(180,993)	268,486

Income taxes								87,561
Net Income								$180,925
Total Assets	$11,856,805	$3,469,196	$4,274,357	$1,415,290	$1,048,301	$1,638,423	$2,273,617	$25,975,989
Total Deposits	$10,141,536	$609,717	$4,200,454	$725,079	$669,002	$710,559	$1,487,920	$18,544,267
Year Ended December 31, 2006
Net interest income before intersegment income/expense	$360,659	$157,680	$114,957	$80,652	$52,175	$86,848	$(97,704)	$755,267
Intersegment interest income/expense	277	(91,159)	35,752	(27,469)	(4,372)	(32,091)	119,062	—

Net interest income	360,936	66,521	150,709	53,183	47,803	54,757	21,358	755,267
Provision for loan losses	5,400	(1,373)	12,056	86	156	691	5,126	22,142
Noninterest income	61,855	27,375	45,569	9,520	6,844	7,915	30,144	189,222
Noninterest expense	202,790	8,499	83,422	24,100	22,899	27,685	150,206	519,601

Income/(loss) before income taxes	$214,601	$86,770	$100,800	$38,517	$31,592	$34,296	$(103,830)	402,746

Income taxes								136,933

Net Income								$265,813

Total Assets	$10,341,439	$2,462,670	$3,979,621	$1,418,289	$965,988	$1,404,676	$2,211,566	$22,784,249
Total Deposits	$8,933,095	$488,812	$3,869,159	$815,275	$750,530	$721,594	$512,589	$16,091,054

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28.  Condensed Financial Information of The Colonial BancGroup, Inc. (Parent Company Only)

Statements of Condition

	December 31,
	2008	2007
	(In thousands)
Assets:
Cash	$99,911	$58,169
Securities available for sale	21,716	3,670
Investment in subsidiaries:
Bank	1,440,055	2,289,986
Nonbank	141,092	34,490
Other assets	19,392	8,710

Total assets	$1,722,166	$2,395,025

Liabilities and Shareholders’ Equity:
Long-term debt	$363,528	$115,981
Other liabilities	13,660	5,473
Shareholders’ equity	1,344,978	2,273,571

Total liabilities and shareholders’ equity	$1,722,166	$2,395,025

Statements of Income

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Income:
Dividends from subsidiaries:
Bank	$58,000	$624,573	$281,727
Nonbank	515	8,123	3,219
Interest and dividends on short-term investments	4,960	3,248	2,372
Securities and derivatives gains (losses), net	(5,819)	—	—
Other income	1,000	6,428	5,184

Total income	58,656	642,372	292,502

Expenses:
Interest	24,911	14,920	26,275
Salaries and employee benefits	1,137	2,913	2,128
Occupancy expense	605	657	243
Furniture and equipment expense	57	64	31
Net losses related to the early extinguishment of debt	—	6,908	—
Other expenses	5,076	11,759	7,703

Total expenses	31,786	37,221	36,380

Income before income taxes and equity in undistributed net income of subsidiaries	26,870	605,151	256,122
Income tax benefit	18,194	7,667	9,486

Income before (decrease) increase in undistributed earnings of subsidiaries	45,064	612,818	265,608
(Decrease) increase in undistributed earnings of subsidiaries	(925,536)	(431,893)	205

Net income	$(880,472)	$180,925	$265,813

THE COLONIAL BANCGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities	$63,012	$616,263	$274,475

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,287	—	—
Purchases of sales of securities available for sale	(23,591)	—	—
Capital expenditures	(4)	(215)	(145)
Proceeds from sales of other assets	—	—	22
Net cash paid in acquisitions	—	(270,715)	—
Net (contributions to) return of investment from subsidiaries	(500,130)	17,864	(11,553)

Net cash from investing activities	(522,438)	(253,066)	(11,676)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	241,971	—	—
Repayment of long-term debt	(7,725)	(193,941)	(8,247)
Proceeds from issuance of common stock	335,356	7,576	6,443
Purchase of common stock	—	(157,830)	(50,996)
Dividends paid	(68,434)	(114,979)	(104,818)

Net cash from financing activities	501,168	(459,174)	(157,618)

Net (decrease) increase in cash and cash equivalents	41,742	(95,977)	105,181
Cash and cash equivalents at beginning of year	58,169	154,146	48,965

Cash and cash equivalents at end of year	$99,911	$58,169	$154,146

Note 29.  Subsequent Event

On January 27, 2009, SunTx Capital Partners of Dallas, Texas, signed a non-binding letter of intent with respect to a potential investment by SunTx Capital Partners and prospective co-investors of up to 24.9% of the Company’s proforma capitalization, subject to the negotiation of a definitive agreement, completion of due diligence and obtaining the necessary approvals. In addition, BancGroup is in negotiations with other third parties regarding potential investments in the Company.

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

Based on their evaluation as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item as to BancGroup’s directors will be contained in BancGroup’s proxy statement that will be prepared and filed for BancGroup’s 2009 annual meeting of shareholders, under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Robert E. Lowder 66, 1981	Chairman of the Board, Chief Executive Officer and President, BancGroup and Colonial Bank.	Chairman of the Board and Chief Executive Officer, BancGroup and Colonial Bank since 1981, also President of BancGroup and Colonial Bank from 1981 to 2003 and since 2005.

Sarah H. Moore 43, 1999	Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank since July 2005; Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer, BancGroup and Colonial Bank November 2005-March 2006; Executive Vice President and Chief Financial Officer, BancGroup and Colonial Bank 2003-July 2005; Executive Vice President and Chief Operations Officer, BancGroup and Colonial Bank 2000-2003.

Sandra W. Jansky 59, 2008	Senior Executive Vice President and Chief Credit and Risk Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Credit and Risk Officer BancGroup and Colonial Bank since December 2008; President and Chief Operating Officer, Old Southern Bancorp and Old Southern Bank 2006-December 2008; Chief Credit Officer, Senior Vice President and Managing Director, Corporate and Investment Banking Division, SunTrust, Inc. 1998-2006

Name, Age and Year Became Executive Officer	Position and Offices Held with BancGroup and Colonial Bank	Present and Principal Occupation for the Last Five Years
Patti G. Hill 50, 2004	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank.	Senior Executive Vice President and Chief Operating Officer, BancGroup and Colonial Bank since November 2005; Senior Executive Vice President, Retail Banking, BancGroup and Colonial Bank, July 2005-November 2005; Executive Vice President, Retail Banking, BancGroup and Colonial Bank, 2004-July 2005; President and Chief Executive Officer, Alabama Retail Banking, Colonial Bank, May 2004-November 2005; President and CEO, Colonial Bank Retail Banking of South Alabama, October 2003-May 2004; President and CEO, Gulf Coast Region, July 1998-October 2003.

David B. Byrne, Jr. 67, 2006	Executive Vice President —General Counsel and Corporate Secretary, BancGroup and Colonial Bank	Executive Vice President —General Counsel, BancGroup and Colonial Bank, and Corporate Secretary, Colonial Bank since November 2006; Executive Vice President — General Counsel, BancGroup and Colonial Bank, January 2006-November 2006; Shareholder, Capell & Howard, P.C., (law firm) 2000-2005.

Harlan C. Parrish*. 50, 2009	Senior Executive Vice President — Retail Banking and Lines of Business Director, BancGroup and Colonial Bank	Senior Executive Vice President — Retail Banking and Lines of Business Director, BancGroup and Colonial Bank, February 2009; President and Chief Executive Officer, Florida West Coast Retail Banking, Colonial Bank,
1999-2009; Other positions, Colonial Bank, 1984-1999.

*	Promoted on February 24, 2009.

BancGroup has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics and the form of such officers’ agreement to the code of ethics was filed as Exhibit 14 to BancGroup’s Annual Report on Form 10-K for the year ended December 31, 2003.

BancGroup’s common stock is listed on the New York Stock Exchange (NYSE). In accordance with NYSE listing qualifications, BancGroup’s Chief Executive Officer must certify each year that he is not aware of any violation by BancGroup of NYSE corporate governance listing standards as of the date of the certification (with such qualifications as may be necessary). This certification was submitted to the NYSE by BancGroup’s Chief Executive Officer (with no qualifications) within 30 days of the last annual meeting of BancGroup’s shareholders. This Annual Report on Form 10-K includes as Exhibits 31.1 and 31.2 the Sarbanes-Oxley Act Section 302 certifications regarding the quality of BancGroup’s public disclosure.

Item 11.	Executive Compensation

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2009 annual meeting of shareholders, under the caption “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2009 annual meeting of shareholders, under the caption “Voting Securities and Principal Shareholders” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2009 annual meeting of shareholders, under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the proxy statement prepared and filed for BancGroup’s 2009 annual meeting of shareholders, under the caption “Relationship with Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are included herein at Item 8.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Condition as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

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

3. Exhibits

Exhibits		Description
Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated May 2, 2008, filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-150623), filed and made effective May 2, 2008 and incorporated herein by reference.

Exhibits		Description
4.4	—	All instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup Stock Plan for Directors, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	The Colonial BancGroup Management Incentive Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, dated March 3, 2006, and incorporated herein by reference.

10.6	—	Forms of award agreements under the Restated Colonial BancGroup 2001 Long-Term Incentive Plan filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, dated February 25, 2008, and incorporated herein by reference.

10.7	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.10	—	Schedule of Directors Fees, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

10.11	—	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 25, 2006, and incorporated herein by reference.

10.12	—	Colonial BancGroup 2007 Change of Control Agreements, filed as Exhibits 10.4 and 10.5 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

10.13	—	Indenture, dated as of March 1, 2008, between The Colonial BancGroup, Inc. and The Bank of New York Trust Company, N.A., as trustee, the form of which was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

Exhibits		Description
Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 26 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K, dated February 27, 2004, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification of Chief Executive Officer.

Exhibit 32.2	—	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 2nd day of March, 2009.

THE COLONIAL BANCGROUP, INC.

By:	/s/ ROBERT E. LOWDER
Robert E. Lowder Its Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LOWDER Robert E. Lowder	Chairman of the Board of Directors, Chief Executive Officer and President	**

/s/ SARAH H. MOORE Sarah H. Moore	Chief Financial Officer and Senior Executive Vice President	**

/s/ T. BRENT HICKS T. Brent Hicks	Chief Accounting Officer and Senior Vice President	**

* Lewis E. Beville	Director	**

* Augustus K. Clements, III	Director	**

Robert S. Craft	Director

* Patrick F. Dye	Director	**

* Hubert L. Harris, Jr.	Director	**

* Clinton O. Holdbrooks	Director	**

Signature	Title	Date

* John Ed Mathison	Director	**

* Milton E. McGregor	Director	**

John C. H. Miller, Jr.	Director

* Joseph D. Mussafer	Director	**

* William E. Powell, III	Director	**

* James W. Rane	Director	**

* Simuel Sippial, Jr.	Director	**

* Edward V. Welch	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

/s/ SARAH H. MOORE
Sarah H. Moore Attorney-in-Fact

**	Dated: March 2, 2009

EXHIBIT INDEX

Exhibits		Description

Exhibit 3	—	Articles of Incorporation and Bylaws:

3.1	—	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

3.2	—	Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

Exhibit 4	—	Instruments defining the rights of security holders:

4.1	—	Article 4 of the Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference.

4.2	—	Article II of the Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 18, 2007, and incorporated herein by reference.

4.3	—	Dividend Reinvestment and Common Stock Purchase Plan of Registrant dated May 2, 2008, filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-150623), filed and made effective May 2, 2008 and incorporated herein by reference.

4.4	—	All instruments defining the rights of long-term debt of the Corporation and its subsidiaries. Not filed pursuant to clause 4(iii) of Item 601(b) of Regulation S-K, to be furnished upon request of the Commission.

Exhibit 10	—	Material Contracts:

10.1	—	The Colonial BancGroup Stock Plan for Directors, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

10.2	—	The Colonial BancGroup, Inc. Stock Bonus and Retention Plan, Included as Exhibit 10(C)(2) to the Registrant’s Registration Statement on Form S-4 (File No. 33-52952), and incorporated herein by reference.

10.3	—	Indenture dated as of January 29, 1997 between The Colonial BancGroup, Inc. and Wilmington Trust Company, as Debenture Trustee, included as Exhibit 4(A) to Registrant’s Registration Statement on Form S-4 (File No. 333-22135), and incorporated herein by reference.

10.4	—	The Colonial BancGroup Management Incentive Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated May 5, 2008, and incorporated herein by reference.

10.5	—	Restated Colonial BancGroup 2001 Long-Term Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, dated March 3, 2006, and incorporated herein by reference.

10.6	—	Forms of award agreements under the Restated Colonial BancGroup 2001 Long-Term Incentive Plan filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, dated February 25, 2008, and incorporated herein by reference.

Exhibits		Description
10.7	—	Junior Subordinated Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.8	—	First Supplemental Indenture, dated as of March 21, 2002, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-83390), and incorporated herein by reference.

10.9	—	Second Supplemental Indenture, dated September 16, 2003, between The Colonial BancGroup, Inc. and The Bank of New York, as trustee, the form of which is included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108254), and incorporated herein by reference.

10.10	—	Schedule of Directors Fees, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

10.11	—	Form of Director Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 25, 2006, and incorporated herein by reference.

10.12	—	Colonial BancGroup 2007 Change of Control Agreements, filed as Exhibits 10.4 and 10.5 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference.

10.13	—	Indenture, dated as of March 1, 2008, between The Colonial BancGroup, Inc. and The Bank of New York Trust Company, N.A., as trustee, the form of which was filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 5, 2008, and incorporated herein by reference.

Exhibit 11	—	Statement Regarding Computation of Earnings Per Share are included herein at Note 25 to the financial statements in Item 8.

Exhibit 12	—	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

Exhibit 14	—	Code of Ethics for Principal Financial Officers filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K, dated February 27, 2004, and incorporated herein by reference.

Exhibit 21	—	List of subsidiaries of the Registrant.

Exhibit 23	—	Consents of experts and counsel:

23.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit 24	—	Power of Attorney.

Exhibit 31.1	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	—	Section 906 Certification of Chief Executive Officer.

Exhibit 32.2	—	Section 906 Certification of Chief Financial Officer.