Form 10-Q
period 2009-03-31
COLONIAL BANCGROUP INC
filed 2009-05-08
CIK 92339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 1-13508

THE COLONIAL BANCGROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0661573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Colonial Bank Blvd. Montgomery, AL	36117
(Address of principal executive offices)	(Zip Code)

(334) 676-5000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $2.50 Par Value	202,715,186

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

•

an inability to raise additional capital on terms and conditions that are satisfactory, including the failure to close on Colonial’s pending agreement with investors led by Taylor, Bean & Whitaker Mortgage Corp.;

•	failure to receive final approval and actual funding from the U.S. Treasury Department’s Capital Purchase Program;

•	the impact of current economic conditions and the results of our operations on our ability to borrow additional funds to meet our liquidity needs;

•

economic conditions affecting real estate values and transactions in BancGroup’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied, projected returns on investments and fair values of assets;

•	continued or sustained deterioration of market and economic conditions or business performance could increase the likelihood that we would have an additional goodwill impairment charge;

•	deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	increases in competitive pressure in the banking industry and from non-banks;

•	costs or difficulties related to the integration of the businesses of BancGroup and institutions it acquires are greater than expected;

•	the inability of BancGroup to realize elements of its strategic and operating plans for 2009 and beyond;

•	the anticipated savings and revenue enhancements from the Colonial 1st program may not be achieved in their entirety or accomplished within our expected time frame;

•	natural disasters in BancGroup’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	the impact of recent and future federal and state legislative and regulatory changes;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	strategies to manage interest rate risk may yield results other than those anticipated;

•	changes which may occur in the regulatory environment;

•	a significant rate of inflation (deflation);

•	unanticipated litigation or claims;

•	changes in the securities markets;

•	acts of terrorism or war; and

•

details of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Homeowner Affordability and Stability Plan and various announced and unannounced programs implemented by the U.S. Treasury Department and bank regulators to address capital and liquidity concerns in the banking system, are still being finalized and may have a significant effect on the financial services industry and BancGroup.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2009	December 31, 2008
		As Adjusted (Note 1)
	(In thousands, except share amounts)
ASSETS
Cash and due from banks	$606,214	$482,755
Interest bearing deposits in banks and the Federal Reserve	1,845,048	1,534,463
Federal funds sold	6,087	7,642
Securities purchased under agreements to resell	1,640,712	1,556,157
Securities available for sale	3,145,187	3,302,959
Held to maturity securities (fair value: 2009, $189,834; 2008, $206,593)	181,937	200,421
Loans held for sale (includes $2,766,503 and $1,950,445 measured at fair value at March 31, 2009 and December 31, 2008, respectively)	2,800,139	2,082,248
Total loans, net of unearned income	14,119,489	14,530,018
Allowance for loan losses	(450,000)	(325,000)

Loans, net	13,669,489	14,205,018
Premises and equipment, net	568,472	565,769
Goodwill	403,576	432,053
Other intangible assets, net	45,455	49,609
Other real estate owned	182,579	127,850
Bank-owned life insurance	498,839	494,983
Accrued interest and other assets	846,161	774,379

Total	$26,439,895	$25,816,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$3,397,994	$2,816,699
Interest bearing transaction accounts	4,714,457	5,173,208

Total transaction accounts	8,112,451	7,989,907
Time deposits	9,617,336	9,117,388
Brokered time deposits	2,044,490	1,297,651
Reciprocal brokered time deposits	482,941	268,319

Total brokered time deposits	2,527,431	1,565,970
Total deposits	20,257,218	18,673,265
Repurchase agreements	315,605	472,706
Other short-term borrowings	—	700,000
Subordinated debt	540,567	615,336
Junior subordinated debt	108,248	108,248
Other long-term debt	3,315,459	3,320,223
Accrued expenses and other liabilities	326,373	288,492

Total liabilities	24,863,470	24,178,270
Contingencies and commitments (Note 8)
Preferred stock, $2.50 par value; 50,000,000 shares authorized and none issued at both March 31, 2009 and December 31, 2008	—	—
Preference stock, $2.50 par value; 1,000,000 shares authorized and none issued at both March 31, 2009 and December 31, 2008	—	—
Common stock, $2.50 par value; 400,000,000 shares authorized; 212,559,635 and 212,408,915 shares issued and 202,592,908 and 202,442,188 shares outstanding at March 31, 2009 and December 31, 2008, respectively	531,399	531,022
Additional paid in capital	1,231,745	1,231,343
Retained earnings	(28,361)	145,339
Treasury stock, at cost (9,966,727 shares at March 31, 2009 and December 31, 2008)	(240,336)	(240,336)
Accumulated other comprehensive income (loss), net of taxes	(211,080)	(322,390)

Total Colonial BancGroup shareholders’ equity	1,283,367	1,344,978
Noncontrolling interest (REIT preferred securities)	293,058	293,058

Total shareholders’ equity	1,576,425	1,638,036

Total	$26,439,895	$25,816,306

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		As Adjusted (Note 1)
	(In thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$213,111	$301,640
Interest and dividends on securities	48,782	52,646
Interest on federal funds sold and other short-term investments	22,843	29,251

Total interest income	284,736	383,537

Interest Expense:
Interest on deposits	116,481	137,506
Interest on short-term borrowings	877	15,297
Interest on long-term debt	49,566	49,110

Total interest expense	166,924	201,913

Net Interest Income	117,812	181,624
Provision for loan losses	257,220	35,543

Net Interest Income After Provision for Loan Losses	(139,408)	146,081

Noninterest Income:
Service charges on deposit accounts	16,685	19,228
Electronic banking	4,982	5,004
Other retail banking fees	1,935	2,548

Retail banking fees	23,602	26,780
Mortgage banking origination and sales	12,268	6,760
Wealth management services	5,160	4,812
Mortgage warehouse fees	1,449	995
Bank-owned life insurance	3,894	5,120
Securities gains (losses), net	(837)	6,075
Other income	4,076	7,205

Total noninterest income	49,612	57,747

Noninterest Expense:
Salaries and employee benefits	72,064	73,667
Occupancy expense of bank premises, net	23,718	23,055
Furniture and equipment expenses	15,641	14,703
Professional services	10,442	5,638
FDIC insurance and other regulatory fees	11,208	4,562
Amortization of intangible assets	4,154	4,163
Electronic banking and other retail banking expenses	3,273	4,157
Losses and expenses on other real estate	7,002	1,207
Loss on equity investments	3,411	2,747
Advertising	2,700	2,603
Communications	2,917	2,819
Postage and courier	2,258	2,622
Loan closing costs	1,983	2,133
Travel	1,463	1,439
Goodwill impairment	28,477	—
Severance expense	—	236
Net losses (gains) related to the early extinguishment of debt	(20,320)	5,932
Other expenses	8,342	12,295

Total noninterest expense	178,733	163,978

Income (loss) before income taxes	(268,529)	39,850
Income tax expense (benefit)	(100,165)	9,717

Net Income (Loss)	(168,364)	30,133
Less: Net (income) loss attributable to the noncontrolling interest (REIT preferred shareholders)	(5,336)	(5,336)

Net Income (Loss) Attributable to Colonial BancGroup	$(173,700)	$24,797

Net Income (Loss) Allocated to Common Shareholders (Note 15)	$(173,700)	$24,604

Earnings (Loss) Per Share:
Basic	$(0.86)	$0.16
Diluted	$(0.86)	$0.16
Average Number of Shares Outstanding:
Basic	200,953	156,956
Diluted	200,953	157,117
Dividends Declared Per Share	$—	$0.19

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		As Adjusted (Note 1)
	(In thousands)
Net Income (Loss)	$(168,364)	$30,133
Other comprehensive income (loss), net of taxes:
Available for sale securities:
Unrealized gains (losses) arising during the period, net of income taxes of $(60,704) and $64,567 in 2009 and 2008, respectively	112,737	(96,001)
Less: reclassification adjustment for net (gains) losses included in net income, net of income taxes of $(293) and $2,437 in 2009 and 2008, respectively	544	(3,638)
Cash flow hedging instruments:
Reclassification adjustment for losses included in net income, net of income taxes of $(853) in 2008	—	1,585
Defined benefit pension plan:
Additional minimum pension liability adjustment, net of income taxes of $1,319 in 2009	(1,971)	—

Comprehensive Income (Loss)	(57,054)	(67,921)
Less: Comprehensive (income) loss attributable to the noncontrolling interest (REIT preferred shareholders)	(5,336)	(5,336)

Comprehensive Income (Loss) Attributable to Colonial BancGroup	$(62,390)	$(73,257)

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Colonial BancGroup Shareholders’ Equity
	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest (REIT Preferred Securities)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except shares)
Balance, December 31, 2008	202,442,188	$531,022	$1,231,343	$(240,336)	$145,339	$(322,390)	$—	$1,344,978
Adoption of SFAS 160	—	—	—	—	—	—	293,058	293,058

Balance, December 31, 2008, as adjusted (Note 1)	202,442,188	531,022	1,231,343	(240,336)	145,339	(322,390)	293,058	1,638,036
Shares issued under:
Directors’ plan	42,169	105	(19)					86
Restricted stock plan, net	(81,071)	(203)	203					—
Employee stock purchase plan	176,985	443	(290)					153
Dividend reinvestment plan	12,637	32	(26)					6
Tax benefit (shortfall) from stock based compensation			(141)					(141)
Stock-based compensation expense			675					675
Net income (loss)					(173,700)		5,336	(168,364)
REIT preferred dividends							(5,336)	(5,336)
Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustments						113,281		113,281
Additional minimum pension liability adjustment, net of taxes						(1,971)		(1,971)

Balance, March 31, 2009	202,592,908	$531,399	$1,231,745	$(240,336)	$(28,361)	$(211,080)	$293,058	$1,576,425

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		As Adjusted (Note 1)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(168,364)	$30,133
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	16,340	14,626
Provision for loan losses	257,220	35,543
Goodwill impairment	28,477	—
Deferred taxes	(44,878)	506
Securities (gains) losses, net	837	(6,075)
(Gain) loss on sale of other assets	1,511	(3,099)
Net (increase) decrease in loans held for sale	(721,935)	(1,407,555)
(Increase) decrease in interest and other receivables	(30,785)	11,646
(Increase) decrease in prepaid assets	(1,928)	4,821
(Increase) decrease in other assets	(43,058)	(12,403)
Increase (decrease) in accrued expenses & accounts payable	18,656	(2,345)
Increase (decrease) in accrued income taxes	(10,521)	(8,086)
Increase (decrease) in interest payable	10,391	4,859
Excess tax benefit from stock based compensation	—	(17)
Other, net	(36)	(1,050)

Net cash provided by (used in) operating activities	(688,073)	(1,338,496)

Cash flows from investing activities:
Proceeds from maturities and calls of securities available for sale	40,745	26,289
Proceeds from sales of securities available for sale	1,250,761	227,491
Purchases of securities available for sale	(956,856)	(225,955)
Proceeds from maturities of held to maturity securities	18,291	28
Net (increase) decrease in securities purchased under agreements to resell	(84,555)	(56,541)
Net (increase) decrease in loans	189,990	(210,572)
Proceeds from sales of loans	24,601	—
Capital expenditures	(15,303)	(24,180)
Proceeds from sale of other assets	14,335	5,784
Net (contributions to) return of investment in affiliates	(5,006)	(7,726)

Net cash provided by (used in) investing activities	477,003	(265,382)

Cash flows from financing activities:
Net increase in demand, savings and time deposits	1,581,521	726,938
Net increase (decrease) in federal funds purchased, repurchase agreements and other short-term borrowings	(857,101)	610,868
Proceeds from issuance of long-term debt, net	—	242,273
Repayment of long-term debt	(81,020)	(110,050)
Proceeds from issuance of common stock	159	831
Excess tax benefit from stock-based compensation	—	17
Dividends paid to common shareholders	—	(30,031)

Net cash provided by (used in) financing activities	643,559	1,440,846

Net increase (decrease) in cash and cash equivalents	432,489	(163,032)
Cash and cash equivalents at the beginning of the year	2,024,860	575,108

Cash and cash equivalents at March 31	$2,457,349	$412,076

See Notes to the Unaudited Consolidated Financial Statements

THE COLONIAL BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The accounting and reporting policies of The Colonial BancGroup, Inc. and its subsidiaries (referred to herein as BancGroup, Colonial, or the Company) are detailed in the Company’s 2008 Annual Report on Form 10-K. As discussed more fully below, effective January 1, 2009 Colonial changed certain of those policies as a result of the adoption of new accounting standards. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes included in BancGroup’s 2008 Annual Report on Form 10-K.

In the opinion of BancGroup’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly BancGroup’s financial position as of March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the interim periods ended March 31, 2009 and 2008. All 2009 interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.

Certain reclassifications were made to prior periods in order to conform to the current period presentation.

Regulatory Oversight, Capital Adequacy, Liquidity and Management’s Plans

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to BancGroup’s financial results for 2008 and the interim period ended March 31, 2009, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, BancGroup has assessed its ability to continue as a going concern.

Regulatory Oversight

As described in Note 19, Regulatory Matters and Restrictions, Colonial Bank and BancGroup are currently operating under heightened regulatory scrutiny and each has entered into informal Memorandums of Understanding (the MOUs) with its regulators. The MOUs place certain requirements and restrictions on the Bank and BancGroup including but not limited to:

Colonial Bank:

•

The Tier I Leverage Ratio and the Total Risk-Based Capital Ratio must be 8% and 12%, respectively, which are above current levels and the levels necessary to be categorized as “well capitalized” as defined by prompt corrective action regulations by March 31, 2009.

•	The ratio of certain “classified assets” to Tier I Risk-Based Capital and Loan Loss Reserves must not exceed prescribed levels by dates beginning June 30, 2009.

•	No dividends may be paid on the common stock of Colonial Bank without prior regulatory approval.

BancGroup:

•	BancGroup’s resources will be used to support the Bank.

•	No dividends may be paid on common stock without prior regulatory approval.

•	Additional debt may not be incurred without prior regulatory approval.

Colonial Bank and BancGroup continue to work with the banking regulators under the MOUs. As of March 31, 2009, Colonial Bank was not in compliance with the MOU requirements for the Tier I Leverage Ratio and Total Risk-Based Capital Ratio. Colonial Bank is not subject to any “formal written agreements” or “cease and desist” orders with the banking regulators.

Capital Adequacy

In light of the requirement to improve capital ratios of the Bank, management is pursuing a number of strategic alternatives, including access to preliminarily approved TARP preferred stock funding of 3% of risk-weighted assets, or approximately $523 million, at March 31, 2009. The preliminary approval was subject to certain conditions, including the raising of $300 million in additional capital from unaffiliated parties. On March 31, 2009, BancGroup signed a definitive agreement with investors led by Taylor, Bean & Whitaker Mortgage Corp. (TBW) for a $300 million equity investment in BancGroup. See Note 20, Definitive Agreement, for additional information regarding the proposed investment.

There can be no assurance that the transaction will be consummated or when the transaction will occur.

Liquidity

Both the Bank and BancGroup actively manage liquidity. The Parent Company does not have any debt maturing during 2009 or 2010. Colonial suspended its dividend to shareholders until such time as the Company returns to profitability and receives regulatory approval. At March 31, 2009, the Parent Company had approximately $93.9 million of cash held in deposits with Colonial Bank.

Cash and cash equivalents at the Bank at March 31, 2009 were approximately $2.5 billion. Liquidity at the Bank is dependent upon the deposit franchise which funds 77% of the Company’s assets. Despite negative publicity about Colonial during the first quarter of 2009, Colonial’s deposits increased from December 31, 2008 to March 31, 2009. Colonial is reducing the Company’s assets to improve capital ratios and has also been working to reduce collateralized funding as assets decline. Colonial continues to work to increase the availability of collateral that can be used to pledge for secured long-term debt or short-term borrowings. The Federal Deposit Insurance Corporation’s (FDIC) temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to the Bank’s stable deposit base. All banks that have elected to participate in the deposit component of the Temporary Liquidity Guarantee Program have the same FDIC insurance coverage. At March 31, 2009, Colonial Bank had $584.9 million of uncollateralized, uninsured deposits. Colonial also does not have a loan portfolio that could rapidly draw additional funds causing an elevated need for additional liquidity at the Bank. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash.

Other funding sources include brokered deposits. Colonial estimates that, as of March 31, 2009, the Bank’s capacity to increase brokered deposits is up to $1.0 billion. At March 31, 2009, Colonial had enough collateral pledged to the Federal Reserve discount window to borrow up to $935 million on an overnight basis.

Based on current and expected liquidity needs and sources, management expects Colonial Bank and BancGroup to be able to meet obligations at least through March 31, 2010.

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

Noncontrolling Interest

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

Upon adoption of SFAS 160, the Company no longer reports the noncontrolling interest (previously referred to as minority interest) attributable to the REIT preferred securities in the mezzanine between liabilities and equity on the Consolidated Statements of Condition. Rather, the noncontrolling interest attributable to the REIT preferred securities is now reported within equity, separately from the equity attributable to BancGroup’s shareholders. Additionally, the dividends paid to the REIT preferred shareholders, historically reported in the Consolidated Statements of Income as minority interest expense, are now reported as noncontrolling interest in the Consolidated Statements of Changes in Stockholders’ Equity, separately from changes in the equity attributable to BancGroup’s shareholders. These changes in presentation have been retrospectively applied to all periods presented.

The following tables reflect a summary of the originally reported and the adjusted amounts:

Consolidated Statement of Condition:

	December 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
Total shareholders’ equity	$1,344,978	$1,638,036	$293,058

Consolidated Statement of Income:

	Three Months Ended March 31, 2008
	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
Income before income taxes	$34,514	$39,850	$5,336
Net income	$24,797	$30,133	$5,336

Earnings (Loss) Per Common Share

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per common share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards and performance units are participating securities. Accordingly, effective January 1, 2009, earnings (loss) per common share is computed using the two-class method prescribed by SFAS 128, Earnings Per Share. Neither basic nor diluted earnings per common share for the three months ended March 31, 2008 changed as a result of the adoption of this FSP. See Note 15, Earnings (Loss) Per Common Share, for additional information. All previously reported earnings (loss) per common share data has been retrospectively adjusted to conform to the new computation method.

Derivative Instruments and Hedging Activities

The Company utilizes derivatives to manage interest rate risk, to facilitate other asset/liability management strategies and to serve the risk management needs of Colonial Bank’s customers. Derivative instruments are used to hedge specific assets, liabilities or cash flows as a part of this overall process. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. All derivative instruments are carried at fair value.

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

The call options that the Company sells in relation to its acquired short-term participations in loans held for sale are not designated as hedges of the short-term participation interests, and therefore all changes in fair value are recognized in noninterest expense during the period of change. For the Company’s interest rate lock commitments and forward sales commitments, which are not designated as hedging instruments, all changes in fair value are recognized in noninterest income during the period of change and the net cash settlement on these derivatives is also included in noninterest income.

The Company also enters into interest rate swap agreements to help Colonial Bank’s customers manage exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions (i.e. customer counterparty derivatives). The derivatives in this portfolio are not designated as hedging instruments and are carried at fair value in other assets and other liabilities with changes in fair value recorded in other noninterest income.

The Company is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company unless it is collateralized. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties and requiring collateral when market value exceeds agreed upon levels.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk by using derivatives chiefly for economic hedging purposes and then monitoring the effectiveness of the hedges and the adequacy of collateral as appropriate.

The Company’s derivatives activities are monitored by the Risk Committee as part of that committee’s oversight of BancGroup’s asset/liability and treasury functions. The Risk Committee is responsible for reviewing the hedging strategies that are developed by Treasury, through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into BancGroup’s overall interest rate risk management and strategies. Refer to Note 9, Derivatives, for additional information.

Loans Held for Sale

Loans held for sale include originated loans and acquired short-term participations in loans. During the third quarter of 2008, the Company elected the fair value option for its acquired short-term participations in mortgage loans acquired on or after August 1, 2008, and in January 2009 the Company elected the fair value option for newly originated loans held for sale. Loans held for sale for which the Company has elected to apply the fair value option are carried at fair value. All other loans held for sale are carried at the lower of aggregate cost or fair value. Aggregate cost is the note amount plus certain net origination costs less discounts and fees collected.

The Company writes call options related to its acquired short-term participations in loans held for sale. The call options are not designated as hedges of the short-term participation interests. However, the change in fair value of the participation interests generally offsets the change in fair value of the call options. See Note 9, Derivatives, for discussion on the call options.

Gains and losses on originated loans held for sale are included in noninterest income. Gains and losses on short-term participations in loans held for sale are included in noninterest expense.

Other Accounting Standards

The following is a list of other accounting standards which became effective as of January 1, 2009 but did not have a material impact on BancGroup and did not change the accounting and reporting policies detailed in the Company’s 2008 Annual Report on Form 10-K:

•

SFAS 141(R), Business Combinations—SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have an impact on BancGroup’s financial statements.

•

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change

SFAS 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit risk related contingent features in derivative agreements. SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit risk disclosures. Because SFAS 161 only requires additional disclosures, the adoption of the standard did not impact the Company’s financial condition, results of operations or cash flows. The disclosures required by this Statement are included in Note 9, Derivatives.

•

Emerging Issues Task Force (EITF) Issue 08-3, Accounting by Lessees for Maintenance Deposits—EITF 08-3 stipulates that a maintenance deposit should be accounted for as a deposit asset when paid to the lessor if it is probable that the deposit will be refunded to the lessee. If it is determined that a maintenance deposit is less than probable of being refunded to the lessee, the deposit should be recognized as additional expense. If it is probable at inception of the lease that a portion of the deposit will not be refunded, the lessee should recognize as expense a pro-rata portion of the deposit as it is paid. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. The adoption of EITF 08-3 did not have an impact on BancGroup’s financial statements.

•

EITF Issue 08-6, Equity Method Investment Accounting Considerations—EITF 08-6 stipulates that an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS 141(R) and should use the other-than-temporary impairment model described in Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, when testing equity method investments for impairment. However, investors should adjust any impairments recorded by an investee for existing differences between the investor’s basis and the underlying investee’s basis in such impaired assets. Share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognized in earnings). When an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting or SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the investor should prospectively apply the provisions of APB Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost. The adoption of EITF Issue 08-6 did not have an impact on BancGroup’s financial statements.

•

FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies—FSP FAS 141(R)-1 amends the guidance in SFAS 141(R) to require that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value if the acquisition date fair value can be determined during the measurement period. If the fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and Financial Accounting Standards Board Interpretation (FIN) 14, Reasonable Estimation of the Amount of a Loss. The adoption of FSP FAS 141(R)-1 did not have an impact on BancGroup’s financial statements.

Note 2: Recent Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP contains amendments to SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. This FSP expands the SFAS 132(R) disclosures by adding required disclosures about: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157, Fair Value Measurements. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs (Level 3 under SFAS 157). The new disclosures are required to be included in annual financial statements for fiscal years ending after December 15, 2009. Because FSP FAS 132(R)-1 only requires additional disclosures, the adoption of the standard will not impact the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 also amends SFAS 157 to expand certain disclosure requirements. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. BancGroup did not elect to adopt FSP FAS 157-4 during the first quarter of 2009. The impact of applying this FSP in the second quarter of 2009 is expected to be immaterial to the Company’s financial condition, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary for debt securities and (ii) replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. BancGroup did not elect to adopt FSP FAS 115-2 and FAS 124-2 during the first quarter of 2009. The impact of applying this FSP in the second quarter of 2009 is expected to be immaterial to the Company’s financial condition, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion 28, Interim Financial Reporting, to require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The provisions of this FSP are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The interim disclosures required by this FSP will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

Note 3: Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash paid during the year for:
Interest	$145,166	$194,926
Income taxes	—	5,896
Non-cash investing and financing activities:
Transfer of loans to other real estate	$71,456	$11,036
Transfer of loans to loans held for sale	$14,502	$—

Note 4: Fair Value Measurements

SFAS 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using
	Fair value at March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale(1)(2)	$2,943,379	$8	$1,677,029	$1,266,342
Loans held for sale	2,766,503	—	2,766,503	—
Derivative assets	5,068	—	4,448	620

Total	$5,714,950	$8	$4,447,980	$1,266,962

Liabilities:
Derivative liabilities	$52,903	$—	$1,121	$51,782

(1)	Securities available for sale as of March 31, 2009 per the Consolidated Statement of Condition include $202 million in securities which are not accounted for at fair value (such as Federal Home Loan Bank of Atlanta stock, which is a nonmarketable equity security that is accounted for under the cost method). As these securities are not accounted for at fair value, they are not included in the table above.
(2)	See valuation methodology used for securities available for sale as discussed below.

		Fair value measurements using
	Fair value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale(1)(2)	$3,102,163	$15	$1,898,885	$1,203,263
Loans held for sale	1,950,445	—	1,950,445	—
Derivative assets	4,831	—	4,627	204

Total	$5,057,439	$15	3,853,957	$1,203,467

Liabilities:
Derivative liabilities	$27,337	$—	$414	$26,923

(1)	Securities available for sale as of December 31, 2008 per the Consolidated Statement of Condition include $201 million in securities which are not accounted for at fair value (such as Federal Home Loan Bank of Atlanta stock, which is a nonmarketable equity security that is accounted for under the cost method). As these securities are not accounted for at fair value, they are not included in the table above.
(2)	See valuation methodology used for securities available for sale as discussed below.

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Securities available for sale—The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 securities mainly include agency mortgage-backed securities and obligations of states and political subdivisions. Where significant inputs are unobservable in the market due to limited activity or an inactive market, securities valued using models with such inputs are classified as Level 3. Securities classified as Level 3 include non-agency mortgage-backed securities.

•

Loans held for sale—For loans held for sale for which the Company has elected the fair value option, fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized below:

	Net derivative assets and (liabilities)		Securities available for sale
	(In thousands)
Three months ended March 31, 2009:
Balance, January 1, 2009	$(26,719)		$1,203,263
Total net gains or losses (realized/unrealized)
Included in net income	(24,443	)(1)	(40,624	)(2)
Included in other comprehensive income (loss)	—		181,360
Net purchases, sales, issuances, and settlements	—		(78,058)
Amortization and accretion, net	—		401
Net transfers into Level 3	—		—

Balance, March 31, 2009	$(51,162)		$1,266,342

Net unrealized losses included in net income relating to assets and liabilities held at March 31, 2009(1)	$(24,443)		$—

(1)	Approximately $114,000 included in other noninterest income and ($24.6) million in other noninterest expense.
(2)	Included in securities and derivatives gains (losses), net in other noninterest income.

BancGroup did not have any Level 3 assets or liabilities during the first quarter of 2008; therefore, a reconciliation of the beginning and ending balances of Level 3 assets and liabilities for the three months ended March 31, 2008 is not presented.

Items Measured at Fair Value on a Nonrecurring Basis

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis that were still reported on the balance sheet at quarter-end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at March 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses for Three Months Ended March 31, 2009
	(In thousands)
Loans held for sale	$21,988	$—	$—	$21,988	$(11,070)
Loans(1)	413,698	—	—	413,698	(194,050)
Goodwill(2)	—	—	—	—	(28,477)
Other real estate owned	5,062	—	—	5,062	(1,172)
Equity investments	1,017	—	—	1,017	(1,850)
Other assets	2,749	—	—	2,749	(285)

					$(236,904)

(1)	Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses.
(2)	As a result of goodwill impairment recognized in the first quarter of 2009, goodwill related to the Alabama reporting unit was reduced to zero. At March 31, 2009, the Company has approximately $404 million in remaining goodwill related to other reporting units. See Note 10, Goodwill, for additional information.

	Carrying value at March 31, 2008
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses for Three Months Ended March 31, 2008
	(In thousands)
Loans held for sale	$2,839,385	$—	$2,839,385	$—	$(29,777)
Loans(1)	136,054	—	7,519	128,535	(37,814)

					$(67,591)

(1)	Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses.

The valuation techniques used to measure fair value for the items in the tables above are as follows:

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

•	Loans—Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the underlying collateral in

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

•

Goodwill—Nonrecurring fair value adjustments to goodwill reflect impairment write-downs in accordance with SFAS 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment, if any. The second step involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of the reporting unit to all the assets and liabilities of such unit. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit. Fair values of reporting units are estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on future growth rates, and discount rates that reflect the range of the Company’s market capitalization plus a control premium. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subjected to nonrecurring fair value adjustments is classified as Level 3. See Note 10, Goodwill, for further discussion.

•

Other real estate owned—Nonrecurring fair value adjustments to other real estate owned reflect adjustments recorded subsequent to initial classification as other real estate owned that are typically based on the current appraised value of the real estate. Other real estate owned subjected to nonrecurring fair value adjustments may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine the adjustment and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related other real estate owned subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

•

Equity investments—Nonrecurring fair value adjustments on equity investments reflect impairment write-downs in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the investments; as a result, equity investments subjected to nonrecurring fair value adjustments are classified as Level 3.

•

Other assets—Nonrecurring fair value adjustments on other assets reflect impairment write-downs in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other assets subjected to nonrecurring fair value adjustments based on appraised value may be classified as Level 2 or Level 3 depending on the inputs to the valuation. When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related assets subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Fair Value Option

During the third quarter of 2008, BancGroup elected the fair value option for certain eligible interests in short-term participations in mortgage loans held for sale, and during the first quarter of 2009 BancGroup elected the fair value option for newly originated retail loans held for sale. Election under the fair value option allows for a more effective accounting offset of the changes in fair value of the loans and the derivatives that the Company has in relation to these loans. BancGroup has not elected the fair value option for other loans held for sale primarily because they represent an immaterial portion of the total loans held for sale portfolio. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. At March 31, 2009, loans held for sale for which the fair value option was elected had an aggregate fair value of $2.8 billion and an aggregate outstanding principal balance of $2.7 billion and were recorded in loans held for sale in the consolidated balance sheet. At March 31, 2009, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual status. Interest income on retail loans held for sale and short-term participations in mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the consolidated income statement. Net gains resulting from changes in fair value of the short-term participations in mortgage loans held for sale of $18.1 million were recorded in noninterest expense during the three months ended March 31, 2009. These gains were offset by net losses of approximately $18.1 million on related call options. Net gains resulting from changes in fair value of the retail loans held for sale of $1.0 million were recorded in noninterest income during the three months ended March 31, 2009. The change in fair value for retail loans held for sale was mostly offset by a loss of $629,000 on related forward sales commitments. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Note 5: Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at March 31, 2009	Carrying Value at December 31, 2008
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government sponsored entities	$25,234	$25,222
Agency mortgage-backed securities	1,301,104	1,533,391
Non-agency mortgage-backed securities	1,266,342	1,203,263
Obligations of state and political subdivisions	356,850	345,695
Federal Reserve and FHLB stock and other	195,657	195,388

Total securities available for sale	3,145,187	3,302,959

Held to maturity securities:
U.S. Treasury securities	500	500
Agency mortgage-backed securities	181,203	199,687
Obligations of state and political subdivisions	234	234

Total held to maturity securities	181,937	200,421

Total securities	$3,327,124	$3,503,380

During the first quarter of 2009, the Company sold approximately $1.3 billion in securities and purchased approximately $824 million in new securities, excluding transactions in FHLB stock.

During the first quarter of 2009, Colonial resecuritized certain existing non-agency mortgage-backed securities and U.S. Treasury securities using a qualifying special purpose entity (the QSPE). The resecuritization was made in exchange for all of the beneficial interests in the QSPE. Colonial received the beneficial interests in the form of fourteen tranches and during March subsequently sold two tranches issued by the QSPE to third parties for cash proceeds. Upon the completion of the resecuritization, the previous carrying amount of the securities was allocated between the interests sold and the interests retained based on their relative fair values. The Company recorded a loss of $40.6 million at the time of sale. Colonial retained the remaining twelve tranches totaling $1.2 billion in par value. Subsequent to the transaction, the beneficial interests (i.e., debt securities) retained by Colonial are accounted for as available for sale securities carried at fair value. At March 31, 2009, the fair value of the retained securities, which was determined using a discounted cash flow approach, was approximately $1.0 billion. Colonial does not have any continuing involvement (such as servicing responsibilities or recourse) with the two tranches that were sold to third parties. Additionally, there are no material restrictions on the interests that Colonial continues to retain.

The resecuritization reduced the risk in the securities portfolio as all retained securities are investment grade which has the impact of significantly reducing the risk-weighted assets and the regulatory capital held on the retained securities versus the capital held on the bonds before the resecuritization. The loss on the resecuritization was offset by a gain on the sale of other securities, resulting in a net loss of $837,000 in the quarter.

The following table reflects gross unrealized losses and fair values of available for sale and held to maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	Less than 12 months		12 months or more		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
Agency mortgage-backed securities	$189,928	$(1,025)	$194	$(2)	$190,122	$(1,027)
Non-agency mortgage-backed securities	1,166,450	(250,204)	99,892	(74,116)	1,266,342	(324,320)
Obligations of state and political subdivisions	57,986	(1,724)	46,424	(1,458)	104,410	(3,182)
Other	—	—	—	—	—	—

Subtotal, debt securities	1,414,364	(252,953)	146,510	(75,576)	1,560,874	(328,529)
Equity securities	—	—	1	(2)	1	(2)

Total temporarily impaired securities	$1,414,364	$(252,953)	$146,511	$(75,578)	$1,560,875	$(328,531)

As of March 31, 2009, there were 104 securities carried at an unrealized loss primarily relating to the level of interest rates prevailing in the market for that class of security. Illiquid capital markets have negatively impacted the Company’s investment securities portfolio, which is not necessarily reflective of the portfolio’s underlying performance. Because of the creditworthiness of the issuers and the quality of mortgages underlying such securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability and intent to retain these securities until recovery of the unrealized loss or maturity when full repayment would be received. There are also no known current funding needs which would require liquidation of these securities.

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

As of December 31, 2008, there were 245 securities carried at an unrealized loss primarily relating to the level of interest rates prevailing in the market for that class of security. Illiquid capital markets have negatively impacted the Company’s investment securities portfolio, which is not necessarily reflective of the portfolio’s underlying performance. Because of the creditworthiness of the issuers and the quality of mortgages underlying such securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The severity and duration of such impairments are determined by the level of interest rates set by the market. Additionally, BancGroup has the ability and intent to retain these securities until recovery of the unrealized loss or maturity when full repayment would be received. There are also no known current funding needs which would require liquidation of these securities.

Note 6: Loans

A summary of the major categories of loans outstanding is shown in the table below:

	March 31, 2009	December 31, 2008
	(In thousands)
Commercial, financial and agricultural	$1,542,239	$1,713,267
Commercial real estate	5,071,882	4,935,944
Real estate construction	4,598,043	4,922,190
Residential real estate	2,505,246	2,572,077
Consumer and other	416,066	402,070

Total loans	14,133,476	14,545,548
Less: unearned income	(13,987)	(15,530)

Total loans, net of unearned income	$14,119,489	$14,530,018

During the first quarter of 2009, the Company modified the terms of a loan to accommodate the borrower’s deteriorated financial condition. This loan was not charged-down and remained on accrual status as of March 31, 2009. Approximately $1.5 million of renegotiated loans were accruing interest as of March 31, 2009, and the Company had no commitments to lend additional funds to these borrowers.

Note 7: Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

Three Months Ended March 31, 2009
(In thousands)
Balance, January 1	$325,000
Provision charged to income	257,220
Loans charged off	(134,706)
Recoveries	2,486

Balance, March 31	$450,000

Note 8: Commitments and Contingent Liabilities

Guarantees

Standby letters of credit are contingent commitments issued by Colonial Bank generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by Colonial Bank to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, Colonial Bank guarantees a customer’s performance under a contractual nonfinancial obligation for which Colonial Bank receives a fee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Colonial Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At inception, these commitments are recorded on the balance sheet at fair value. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amounts recorded for deferred fees as of March 31, 2009 and December 31, 2008 were not material to the Company’s consolidated balance sheet. At March 31, 2009, Colonial Bank had standby letters of credit outstanding with maturities of generally one year or less. The maximum potential amount of future undiscounted payments Colonial Bank could be required to make under outstanding standby letters of credit at March 31, 2009 was $157 million. Since many of these standby letters of credit are expected to expire without being drawn upon, the future undiscounted payments the Company could be required to make are not necessarily indicative of future cash requirements. The Company uses an internal risk rating system to segregate standby letters of credit into categories based upon the perceived level of risk. These ratings, which provide an indication of the current status of the payment/performance risk of the guarantee, are assigned by the account officer at origination and are periodically reviewed to determine if an adjustment to the rating is required. Based on review of internal risk ratings and feedback from account officers as of March 31, 2009, the amount of standby letters of credit that are expected to be drawn upon within the next year is $15.7 million.

Contingencies

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. During the first quarter of 2009, BancGroup, certain officers and directors were named as defendants in purported class action lawsuits filed in the U.S. District Court for the Middle District of Alabama alleging violations of federal securities laws. The class action lawsuits seek unspecified compensatory damages (including interest), costs, expenses, and injunctive relief. The lead plaintiff and class counsel have not been selected. There are a total of seven purported securities class action lawsuits. The Federal District Court has ordered the consolidation of the class action cases combining the classes with a shorter class period, December 2, 2008 to January 27, 2009, with the classes having a longer class period, January 23, 2008 to January 27, 2009.

During the first quarter of 2009, BancGroup received notice of three shareholder derivative suits filed in the United States District Court for the Middle District of Alabama and in the Circuit Court of Montgomery County, Alabama, seeking to recover damages caused to the Company by its officers and directors. BancGroup’s directors and senior officers are alleged to have breached their fiduciary obligations to the Corporation in connection with the Company’s participation in the U.S. Treasury Department’s TARP program, risk oversight and inadequate supervision of Colonial’s credit risk and loan loss reserves.

Because these lawsuits were recently filed and there are significant uncertainties involved in any potential class action litigation or derivative action, management is unable to predict the outcome of the purported class actions or derivative lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. BancGroup and its directors and officers intend to vigorously defend each of the lawsuits.

In the opinion of BancGroup, including review and consultation with outside legal counsel, the outcome of all other litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

Note 9: Derivatives

As described in Note 1, Accounting Policies, BancGroup maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies and to serve the risk management needs of Colonial Bank’s customers. Derivatives are recorded at fair value in other assets or other liabilities, as further described in Note 4, Fair Value Measurements.

The following tables present the fair values of BancGroup’s derivatives that are designated and not designated as hedging instruments under SFAS 133. Amounts in the tables below are presented without the impact of any net collateral arrangements.

Derivative Assets Included in Accrued Interest and Other Assets

	March 31, 2009	December 31, 2008
	(In thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap hedging subordinated debt	$4,352	$4,627

Total	4,352	4,627

Derivatives not designated as hedging instruments under SFAS 133
Customer derivatives	96	—
Forward sales commitments	—	204
Interest rate locks	620	—

Total	716	204

Total derivative assets	$5,068	$4,831

Derivative Liabilities Included in Accrued Expenses and Other Liabilities

	March 31, 2009	December 31, 2008
	(In thousands)
Derivatives not designated as hedging instruments under SFAS 133
Call options	$51,481	$26,922
Customer counterparty derivatives	78	—
Forward sales commitments	1,344	414
Interest rate locks	—	1

Total derivative liabilities	$52,903	$27,337

Interest Rate Swap

Fair Value Hedge

As of March 31, 2009 and December 31, 2008, BancGroup had one interest rate swap with a $40 million notional amount to hedge fixed rate subordinated debt. There were no hedging gains or losses resulting from hedge ineffectiveness recognized during the three months ended March 31, 2009 or March 31, 2008.

The Company has established a collateral agreement with its swap counterparty that provides for exchanges of marketable securities or cash to collateralize either party’s net gains above a stated threshold. At March 31, 2009 and December 31, 2008, no outstanding collateral was posted to or received from the swap counterparty.

Commitments to Originate and Sell Mortgage Loans

In connection with its retail mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans (commonly referred to as interest rate locks). The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $58.3 million and $37.7 million at March 31, 2009 and December 31, 2008, respectively.

BancGroup has executed individual forward sales commitments on the retail mortgage loans held for sale. The notional value of these forward sales commitments at March 31, 2009 and December 31, 2008 was $120.1 million and $63.0 million, respectively, none of which was designated as a hedge.

Options

Colonial writes call options related to its interests in short-term participations in loans held for sale. Generally, the change in fair value of the participation interests substantially offsets the change in fair value of the call options. The notional amount of the call options at March 31, 2009 and December 31, 2008 was $2.6 billion and $2.0 billion, respectively. The call options are not designated as hedges of the participation interests.

BancGroup occasionally enters into over-the-counter option contracts on bonds in its securities portfolio; however, there were no such option contracts outstanding at March 31, 2009 or December 31, 2008.

Customer and Customer Counterparty Derivatives

In the first quarter of 2009, Colonial began entering into interest rate swap agreements to help customers manage exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into offsetting derivative contract positions. The derivatives in this portfolio are not designated as hedging instruments and are carried at fair value in other assets and other liabilities with changes in fair value recorded in other noninterest income. The notional amount of the customer and customer counterparty derivatives at March 31, 2009 totaled $5.5 million.

The following table presents the amount of gain or loss recognized in earnings for the three months ended March 31, 2009 and 2008 for derivatives not designated as hedging instruments under SFAS 133.

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2009	2008
		(In thousands)
Call options	Other noninterest expense	$(18,222)	$27,445
Customer and customer counterparty derivatives	Other noninterest income	19	—
Forward sales commitments	Other noninterest income	(1,134)	182
Interest rate locks	Other noninterest income	621	536

Total		$(18,716)	$28,163

Note 10: Goodwill

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

Due to the decline in market valuations for financial institutions, including Colonial, and increased credit costs during the first quarter of 2009, an interim impairment test was performed as of March 31, 2009. As a result of the interim impairment test, the Company computed and recorded a $28.5 million goodwill impairment loss in the first quarter of 2009, reducing the balance of goodwill related to the Alabama reporting unit to zero, the implied fair value of goodwill from the second step of the impairment test. The impairment only impacted Alabama, one of the Company’s reportable segments, representing one of the Company’s seven reporting units, as shown in the table below.

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

A summary of goodwill by reportable segment follows:

	December 31, 2008	Goodwill acquired	Goodwill impaired	Purchase accounting adjustments	March 31, 2009
	(In thousands)
Alabama segment	$28,477	$—	$(28,477)	$—	$—
Florida segment(1)	337,984	—	—	—	337,984
Georgia segment	5,491	—	—	—	5,491
Nevada segment	—	—	—	—	—
Texas segment	60,101	—	—	—	60,101

Total	$432,053	$—	$(28,477)	$—	$403,576

(1)	Includes three reporting units.

Note 11: Short-Term Borrowings

Short-term borrowings are summarized as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Federal Reserve Term Auction Facility (TAF)	$—	700,000
Repurchase agreements (retail)	315,605	472,706

Total	$315,605	$1,172,706

Loans totaling $0 and $700 million were pledged as collateral for the Federal Reserve TAF at March 31, 2009 and December 31, 2008, respectively.

Securities with a carrying value of $411 million and $634 million at March 31, 2009 and December 31, 2008, respectively, were pledged as collateral for the repurchase agreements. Under the terms of the repurchase agreements, the Company must keep these securities segregated at all times. The Company has the right to substitute other eligible securities for those securities pledged as collateral but does not have the right to sell or repledge the securities.

Note 12: Long-Term Debt

Long-term debt is summarized as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Subordinated notes	$540,567	$615,336
Junior subordinated debt	108,248	108,248
FHLB borrowings	3,297,215	3,301,722
Capital lease obligations	18,244	18,501

Total	$3,964,274	$4,043,807

During the first quarter of 2009, the Company paid off $5.0 million in FHLB borrowings at a rate of 5.25%, repurchased $22.4 million of its 6.375% subordinated notes due December 1, 2015 and repurchased $17.3 million of its 9.375% subordinated notes due June 1, 2011. The Company also repurchased $4.2 million of its 8% subordinated notes, and the remaining $31.8 million were repaid at maturity on March 15, 2009.

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments and unamortized premiums and discounts that will not affect future cash payments associated with the maturity of this debt.

	Parent Only	Consolidated BancGroup
	(In thousands)
2009	$—	$1,184
2010	—	6,508
2011	—	75,547
2012	—	2,145
2013	—	1,382
Thereafter	358,248	3,928,135

Total	$358,248	$4,014,901

There have been no other material changes in BancGroup’s long-term debt. Refer to the Company’s 2008 Annual Report on Form 10-K for additional information.

Note 13: Employee Benefit Plans

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

The following table reflects the components of net periodic benefit income:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Components of net periodic benefit income:
Interest cost	$955	$929
Expected return on plan assets	(1,065)	(1,529)
Unrecognized loss amortization	110	—

Net periodic benefit income	$—	$(600)

401(k) Savings Plan

On March 6, 2009, Colonial decided to suspend the Company’s matching contribution for the 401(k) plan starting in April 2009.

Note 14: Stock-Based Compensation

Total compensation cost for stock-based compensation awards (stock options, restricted stock awards and performance units) for the three months ended March 31, 2009 and 2008 was $675,000 and $1.3 million, respectively. The related income tax benefit was $200,000 and $445,000, respectively.

The following table summarizes BancGroup’s stock option activity since December 31, 2008:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	4,133,533	$17.14

Granted	169,386	.47
Exercised	—	—
Cancelled	(162,184)	18.13

Outstanding at March 31, 2009	4,140,735	$16.51

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2008
Expected option term	5.33 years
Weighted average expected volatility	81.91%
Weighted average risk-free interest rate	1.88%
Weighted average expected annual dividend yield	1.82%

The following table summarizes BancGroup’s restricted stock/performance unit activity since December 31, 2008:

	Restricted Stock/ Performance Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,610,813	$12.20

Granted	—	—
Vested	(35,382)	11.29
Cancelled	(81,071)	22.72

Nonvested at March 31, 2009	1,494,360	$11.68

Note 15: Earnings (Loss) Per Common Share

Earnings (loss) per common share is calculated using the two-class method, by dividing the net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. In applying the two-class method, net income is allocated to both common shares and participating securities, whereas a net loss is only allocated to the common shareholders because the participating securities have no contractual obligation to share in the net loss. Non-vested restricted stock awards and performance units are considered participating securities because the holders of these awards have non-forfeitable rights to receive dividends each time the Company declares a dividend during the contractual period of the award. All of the Company’s non-vested restricted stock awards and performance units participate on a 1:1 basis with shares of common stock.

The following table reflects the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Net income (loss) attributable to Colonial BancGroup	$(173,700)	$24,797
Less: Earnings allocated to participating securities	—	193

Net income (loss) allocated to common shareholders	$(173,700)	$24,604

Weighted average shares outstanding for basic EPS	200,953	156,956
Effect of dilutive instruments:
Options	—	161

Weighted average shares outstanding for diluted EPS	200,953	157,117

Basic EPS	$(0.86)	$0.16

Diluted EPS	$(0.86)	$0.16

The above calculations exclude options that could potentially dilute basic EPS in the future but were antidilutive for the periods presented. The number of such options excluded was 4.0 million and 3.6 million for the three months ended March 31, 2009 and 2008, respectively.

Because Colonial had a net loss for the three months ended March 31, 2009, diluted earnings per common share does not include the impact of potentially dilutive options of 1,500.

Note 16: Income Taxes

As of March 31, 2009, the Company maintained a net deferred tax asset totaling $296.8 million, compared to $311.6 million at December 31, 2008. Included in both periods are deferred taxes applicable to unrealized losses on securities available for sale of $105.9 million and $166.9 million, respectively. The net deferred tax asset is included as a component of accrued interest and other assets in the Consolidated Statements of Condition.

Because of projected pretax income and tax adjustments at the individual state level, BancGroup has a valuation allowance against its state deferred tax asset. The Company intends to maintain this valuation allowance until BancGroup determines it is more likely than not that the asset can be realized through future taxable income in the respective states. Although the Company incurred a substantial loss before income taxes for the first quarter of 2009 and for the year ended December 31, 2008, the Company has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. The Company expects to realize its net deferred tax asset over the allowable carryback and carryforward periods; therefore, no other valuation allowance is deemed necessary as of March 31, 2009 or December 31, 2008. However, if future events change the assumptions and estimates regarding the Company’s future earnings, a deferred tax asset valuation allowance may be established and could be material to the results of operations.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, BancGroup has recorded a liability for unrecognized tax benefits and the related interest and penalties at March 31, 2009 totaling $32.3 million, compared to $30.4 million at December 31, 2008. While the Company expects that various state tax audits may be settled within the next twelve months, the change in the unrecognized tax benefit is not expected to be material to the financial statements.

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

	Florida Regional Bank	Florida Mortgage Warehouse	Alabama Regional Bank	Georgia Regional Bank	Nevada Regional Bank	Texas Regional Bank	Corporate/ Treasury Other	Consolidated BancGroup
	(In thousands)
Three Months Ended March 31, 2009
Net interest income before intersegment income/expense	$32,600	$63,894	$3,595	$7,595	$4,903	$16,098	$(10,873)	$117,812
Intersegment interest income/expense	22,717	1,302	18,567	(12)	2,987	(674)	(44,887)	—

Net interest income	55,317	65,196	22,162	7,583	7,890	15,424	55,760	117,812
Provision for loan losses	110,448	488	1,624	13,907	3,971	624	126,158	257,220
Noninterest income	16,733	3,286	12,395	6,233	2,094	3,529	5,342	49,612
Noninterest expense	66,784	5,195	24,379	11,193	7,422	10,566	24,717	150,256
Goodwill impairment	—	—	28,477	—	—	—	—	28,477

Income (loss) before income taxes	$(105,182)	$62,799	$(19,923)	$(11,284)	$(1,409)	$7,763	$(201,293)	(268,529)

Income tax expense (benefit)								(100,165)

Net income (loss)								$(168,364)

Total assets	$12,068,758	$5,102,542	$4,064,436	$1,275,418	$980,384	$1,803,157	$1,145,200	$26,439,895
Total deposits	$10,748,663	$1,056,341	$3,877,877	$763,097	$899,136	$828,454	$2,083,650	$20,257,218

Three Months Ended March 31, 2008
Net interest income before intersegment income/expense	$74,223	$66,269	$12,150	$15,710	$12,541	$22,961	$(22,230)	$181,624
Intersegment interest income/expense	2,548	(34,536)	18,991	(6,542)	(3,105)	(9,599)	32,243	—

Net interest income	76,771	31,733	31,141	9,168	9,436	13,362	10,013	181,624
Provision for loan losses	23,122	192	3,340	5,898	99	492	2,400	35,543
Noninterest income	17,890	2,671	13,456	5,857	1,611	1,450	14,812	57,747
Noninterest expense	61,015	7,573	21,874	9,561	6,841	8,400	48,714	163,978

Income/(loss) before income taxes	$10,524	$26,639	$19,383	$(434)	$4,107	$5,920	$(26,289)	39,850

Income tax expense								9,717

Net income, as adjusted (Note 1)								$30,133

Total assets	$11,824,346	$5,206,211	$4,284,929	$1,391,314	$1,052,215	$1,685,262	$1,908,470	$27,352,747
Total deposits	$10,232,132	$730,536	$4,198,142	$743,497	$667,697	$758,171	$1,941,153	$19,271,328

Note 18: Capital Stock

On March 31, 2009, the Company signed a definitive agreement with investors for a $300 million equity investment in Colonial BancGroup, subject to certain conditions being met and approval by the bank regulatory authorities. Upon consummation of the issuance, preference stock will be issued to the investors, who will hold an option to convert these shares to Colonial common stock. See Note 20, Definitive Agreement, for additional discussion regarding this agreement.

Note 19: Regulatory Matters and Restrictions

Due to their current financial condition and recent results of operations, BancGroup and Colonial Bank are operating under heightened regulatory scrutiny and have been and are taking steps to improve their asset quality and capital. Colonial Bank entered into an informal Memorandum of Understanding (MOU) with the FDIC and the State of Alabama Banking Department on December 15, 2008, and BancGroup entered into an informal Memorandum of Understanding with the Federal Reserve Bank of Atlanta on January 21, 2009, addressing, among other items, management of asset quality and increased capital for Colonial Bank. Colonial Bank has agreed to increase its Tier I Leverage Ratio to 8% and its Total Risk-Based Capital Ratio to 12% by March 31, 2009 and to improve asset quality by dates beginning June 30, 2009.

Colonial Bank and BancGroup continue to work with the banking regulators under the MOUs. As of March 31, 2009, Colonial Bank was not in compliance with the MOU requirements for the Tier I Leverage Ratio and Total Risk-Based Capital Ratio. Colonial Bank is not subject to any “formal written agreements” or “cease and desist” orders with the banking regulators. While management and the Board of Directors are working to comply with the MOUs, failure to do so may result in the consequences described in the following paragraph. Pursuant to the MOUs, Colonial Bank may not pay dividends on its common stock owned by BancGroup without the prior written consent of the FDIC and the State of Alabama Banking Department. BancGroup has agreed to use its resources to support Colonial Bank. BancGroup will not pay dividends on its common or preferred stock, purchase or redeem treasury stock, or incur additional debt or refinance existing debt without prior written consent of the Federal Reserve and the State of Alabama Banking Department. These matters are a major focus of the attention and ongoing efforts of the Board of Directors and management.

Failure to adequately address the regulatory concerns in these informal memoranda may result in actions by the banking regulators under the prompt corrective action provisions ranging from a formal written agreement pursuant to Section 8 of the FDIC Improvement Act which would preclude Colonial Bank from being considered well capitalized to the restriction or prohibition of certain activities by BancGroup or Colonial Bank. If Colonial Bank were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring Colonial Bank to an acceptable capital category and its failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of Colonial Bank’s net assets.

Note 20: Definitive Agreement

On March 31, 2009, BancGroup signed a definitive agreement with investors led by TBW (collectively referred to as the “Investors”) for a $300 million equity investment in Colonial. The closing of the investment is subject to certain conditions being met and the approval of the bank regulatory authorities. The definitive agreement was included as Exhibit 10.1 in Colonial’s Current Report on Form 8-K dated April 1, 2009. On April 30, 2009, the definitive agreement was amended to allow for the due diligence, superior offer and joinder periods to be extended to May 22, 2009 and for the financing contingency to be removed from the conditions to closing. The amendment and a proforma definitive agreement were included as Exhibits 10.1 and 10.2, respectively, in Colonial’s Current Report on Form 8-K dated May 4, 2009.

Consummation of the transaction is subject to, among others, the following conditions;

(i)	receipt by Colonial of satisfactory confirmation and final approval that the U.S. Treasury Department will purchase shares of preferred stock and warrants pursuant to the Capital Purchase Program equal to 3% of Colonial’s risk weighed assets;

(ii)	receipt of all required regulatory approvals including approval to convert Colonial Bank to a federal savings and loan association;

(iii)	resolution satisfactory to TBW of the Regulation W requirements; and

(iv)	Investors’ completion of due diligence review by May 22, 2009 and execution of a joinder to the agreement by all members of the investor group by that date.

Under the terms of the Stock Purchase Agreement, BancGroup has agreed to issue 466,600 shares of Class A Preference Stock and 133,400 shares of Class B Preference Stock at a purchase price of $500 per share. The Class A Preference Shares will carry voting rights, on an as-converted basis with BancGroup’s common shareholders, whereas the Class B Preference Shares will have only limited protective voting rights. Each share of Preference Stock will be convertible into 1,000 shares of BancGroup’s common stock at the conversion ratio of $0.50 per share, subject to BancGroup obtaining shareholder approval or taking other necessary action. So long as the Class B Preference Shares are held by TBW or any of its affiliates, those shares shall not be convertible into common stock.

It is anticipated that Colonial will continue to operate as a stand-alone publicly-traded company with an independent board of directors and management team. Following completion of the transaction, on an as-converted basis, the Investors will own approximately 75% of Colonial’s common stock outstanding.

BancGroup has agreed not to solicit competing offers; however, if an unsolicited proposal is received by BancGroup by May 22, 2009, that BancGroup’s Board of Directors concludes in good faith is reasonably likely to result in a “Superior Proposal” as defined in the Stock Purchase Agreement, then the Board of Directors, pursuant to conditions stated in the Stock Purchase Agreement, may enter into an agreement with respect to such proposal. In that event, or if the Stock Purchase Agreement is terminated for certain other events, BancGroup will pay a termination fee of $10 million to the Purchasers.

TBW is a privately-owned savings and loan holding company regulated by the Office of Thrift Supervision. Because of TBW’s regulatory status, the agreement contemplates that Colonial Bank will convert to a federal savings and loan association. TBW is currently a customer of Colonial Bank.

The above description of the definitive agreement and the amendment is a summary and does not purport to be a complete description of all of the terms of such agreements and is qualified in its entirety by reference to the actual agreements as referenced above.

There can be no assurance that the transaction will be consummated or when the transaction will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion and analysis contains statements that are considered “forward-looking statements” within the meaning of the federal securities laws. See page 3 for additional information regarding forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Those accounting policies involving significant estimates and assumptions by management which have, or could have, a material impact on the reported financial results are considered critical accounting policies. BancGroup recognizes the following as critical accounting policies: Allowance for Loan Losses, Fair Value of Financial Instruments, Purchase Accounting and Goodwill, Income Taxes, Consolidations and Stock-Based Compensation. Information concerning these policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis in BancGroup’s 2008 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The Colonial BancGroup, Inc. is a $26.4 billion financial services company providing diversified services including retail and commercial banking, wealth management services, mortgage origination and insurance products through its branch network, private banking offices or officers, ATMs and the internet as well as other distribution channels to consumers and businesses. At March 31, 2009, BancGroup’s branch network consisted of 352 offices in Florida, Alabama, Georgia, Nevada and Texas.

Colonial Bank and BancGroup are currently operating under heightened regulatory scrutiny, and each has entered into an informal Memorandum of Understanding (the MOUs) with its regulators. Colonial Bank and BancGroup continue to work with the banking regulators under the MOUs. As of March 31, 2009, Colonial Bank was not in compliance with the MOU requirements for the Tier I Leverage Ratio and Total Risk-Based Capital Ratio. Colonial Bank is not subject to any “formal written agreements” or “cease and desist” orders with the banking regulators. See Note 1, Accounting Policies, and Note 19, Regulatory Matters and Restrictions, for additional information.

On March 31, 2009, BancGroup signed a definitive agreement with investors led by Taylor, Bean & Whitaker Mortgage Corp. (TBW) for a $300 million equity investment in Colonial, subject to certain conditions and the approval of the banking regulatory authorities. On April 30, 2009, the definitive agreement was amended to extend the periods for due diligence, superior offers and joinders and to remove the financing contingency. See Note 20, Definitive Agreement, for additional information.

Colonial reported a net loss of $168.4 million, or $0.86 per diluted common share, for the quarter ended March 31, 2009. Colonial recorded $257.2 million in provision for loan losses and $132.2 million in net charge-offs during the quarter.

Colonial recorded a noncash charge of $28.5 million in the quarter ended March 31, 2009 for goodwill impairment. Goodwill recorded on past acquisitions in Alabama became impaired in the first quarter primarily due to declining bank market valuations and increased credit costs. Refer to the Goodwill section of Management’s Discussion and Analysis for additional information.

During the first quarter of 2009, net gains of $20.3 million were recognized due to the repurchase of $43.9 million in subordinated debt with maturities in 2009, 2011 and 2015 and a weighted average interest rate of 7.71%. See Note 12, Long-Term Debt, for additional information.

Colonial also resecuritized certain existing non-agency mortgage-backed securities and U.S. Treasury securities during the first quarter of 2009, using a qualifying special purpose entity (QSPE). The resecuritization reduced the risk in the securities portfolio, significantly reducing the risk-weighted assets and the regulatory capital held on the retained securities. See Note 5, Securities, for additional information.

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

Beginning in late 2007 and early 2008, the yield curve returned to a more normalized level after remaining flat or inverted since late 2005. Short-term rates were driven by rate decreases by the Federal Reserve, while long-term rates were driven by market supply and demand for debt instruments. After remaining constant at 5.25% from June 2006 to September 2007, the Federal Reserve Board lowered the Federal Funds rate resulting in a Federal Funds rate at March 31, 2009 between zero and 0.25%. Due to intense competition for deposits from financial services companies, the cost of funds in the financial sector has not declined in tandem or commensurate with the decrease in the Federal Funds rate.

The following table shows the Federal Funds rate and U.S. Treasury yield curve at each quarter end during the past five quarters.

For the three months ended March 31, 2009, the Company’s net interest income, on a tax equivalent basis, decreased $63.9 million, or 34.8%, as compared to the same period of the prior year. The yield on average earning assets decreased 82 basis points more than the decrease in the rate on average interest bearing liabilities causing net interest margin to contract 90 basis points. The primary drivers of the decline in net interest income were declining market rates, continued customer preference for higher cost time deposits, Colonial’s significant liquidity position, continued balance sheet deleveraging efforts and increased nonperforming assets.

Net interest income was negatively impacted by a 296 basis point decline in the average Wall Street Journal Prime rate and a 284 basis point decline in the average 1 Month LIBOR rate for the three months ended March 31, 2009, as compared to the same period of the prior year. For the three months ended March 31, 2009 and March 31, 2008, approximately 66.9% and 64.1%, respectively, of Colonial’s earning assets were variable, adjustable, or short-term in nature. In addition, Colonial’s deposit costs did not decline in tandem with the decline in prime and LIBOR rates due to intense competition for deposits from financial services companies and customer preference for higher cost time deposits. The average cost of deposits exceeded the average Federal Funds rate by at least 218 basis points for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, when the average cost of deposits was lower than the average Federal Funds rate by 26 basis points. Colonial’s deposit mix has shifted to more time deposits at 47.3% of average deposits, as compared to 39.5% for the same period of the prior year.

As the U.S. recession progressively worsened throughout 2008 and the first quarter of 2009, the pressure on banks to maintain liquidity and delever their balance sheets intensified. As a result, for the three months ended March 31, 2009, as compared to the same period of the prior year, Colonial increased relatively low yielding average interest bearing deposits in banks and the Federal Reserve by $1.4 billion, or 6,477%, and decreased relatively higher yielding average loans, loans held for sale and securities purchased under agreements to resell by $2.7 billion, or 12.8%.

Also contributing to the decline in net interest income was the $634.3 million increase in nonperforming loans, which also resulted in interest income reversals of $8.2 million during the first three months of 2009, as compared to $4.3 million for the same period of the prior year.

In an effort to mitigate the impact to earnings from the Company’s asset sensitive balance sheet, Colonial added interest rate floors on certain mortgage warehouse assets during 2008 and slowed the decline in Colonial’s base rate. At March 31, 2009, approximately $5.0 billion, or 18.9%, of total assets had a weighted average floor of 5.16%. In addition, Colonial did not reduce its base rate at the same pace as the Wall Street Journal Prime Rate. Colonial’s average base rate of 8.05% for 2007 equaled the Wall Street Journal Prime Rate while Colonial’s average base rate of 5.71% for 2008 was greater than the Wall Street Journal Prime Rate by 62 basis points. Colonial’s average base rate of 4.5% for the three months ended March 31, 2009 was 125 basis points above the average Wall Street Journal Prime Rate for the same period. At March 31, 2009, approximately $2.7 billion, or 11.3%, of earning assets were tied to Colonial’s base rate of 4.5%. The following table shows average rates for selected balance sheet categories as well as selected market rates:

Analysis of Average Rates

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Loans, net of unearned income	5.05%	6.57%	(1.52)%
Loans held for sale	5.56%	5.14%	0.42%
Securities	5.47%	5.94%	(0.47)%
Resell agreements & other interest earning assets	2.98%	5.26%	(2.28)%
Total interest earning assets	4.89%	6.18%	(1.29)%
Interest bearing deposits	2.91%	3.52%	(0.61)%
Total deposits	2.43%	2.95%	(0.52)%
Wholesale borrowings	4.60%	4.31%	0.29%
Total interest bearing liabilities	3.27%	3.74%	(0.47)%
Federal Funds rate	0.25%	3.21%	(2.96)%
1 Month LIBOR	0.46%	3.30%	(2.84)%
Wall Street Journal Prime	3.25%	6.21%	(2.96)%
Colonial’s base rate	4.50%	6.34%	(1.84)%

Interest Earning Assets

As a result of Colonial’s deleveraging efforts, average earning assets for the three months ended March 31, 2009 decreased $1.4 billion, or 5.5%, as compared to the same period of the prior year. The components of average earning assets are shown below.

Average Funding

Also related to Colonial’s deleveraging efforts, average funding decreased $1.9 billion, or 7.0%, for the three months ended March 31, 2009, as compared to the same period of the prior year. Average deposits comprised 76% of total funding for the three months ended March 31, 2009, increasing from 68% for the same period of the prior year. Customers continued to shift from interest bearing non-time deposits into time deposits during the first quarter of 2009, as time deposits comprised 36% of total funding, compared to 27% for the first quarter of 2008.

Average Volume and Rates

(Unaudited)

	Three Months Ended March 31,
	2009			2008
				As Adjusted(1)
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
	(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income(2)(3)(5)	$14,409,104	$179,666	5.05%	$15,994,073	$261,438	6.57%
Loans held for sale(2)(5)	2,451,628	33,633	5.56%	3,160,736	40,397	5.14%
Held to maturity securities and securities available for sale(3)(5)	3,707,868	50,688	5.47%	3,677,145	54,612	5.94%
Securities purchased under agreements to resell	1,689,334	22,088	5.30%	2,115,209	28,259	5.37%
Federal Funds sold	5,684	3	0.24%	98,700	951	3.88%
Interest bearing deposits in banks and the Federal Reserve	1,416,042	752	0.21%	21,531	41	0.76%

Total interest earning assets(2)(3)(5)	23,679,660	$286,830	4.89%	25,067,394	$385,698	6.18%
Nonearning assets(5)	2,041,306			2,582,448

Total assets	$25,720,966			$27,649,842

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Interest bearing non-time deposits	$4,661,982	$17,084	1.49%	$6,151,513	$32,135	2.10%
Savings deposits	374,663	374	0.41%	458,144	499	0.44%
Time deposits	9,193,808	84,135	3.71%	7,412,087	85,062	4.62%
Brokered time deposits	1,655,219	12,526	3.07%	1,592,880	19,031	4.81%
Reciprocal brokered time deposits	357,561	2,363	2.68%	75,909	779	4.13%

Total brokered time deposits	2,012,780	14,889	3.00%	1,668,789	19,810	4.77%
Total interest bearing deposits	16,243,233	116,482	2.91%	15,690,533	137,506	3.52%
Repurchase agreements	410,552	822	0.81%	544,218	3,705	2.74%
Federal Funds purchased	1,500	1	0.23%	1,065,126	9,038	3.41%
Other short-term borrowings	7,778	53	2.78%	314,835	2,554	3.26%
Long-term debt(5)	4,013,318	49,566	4.99%	4,084,015	49,110	4.83%

Total interest bearing liabilities	20,676,381	$166,924	3.27%	21,698,727	$201,913	3.74%

Noninterest bearing demand deposits	3,189,442			3,067,214
Other liabilities(5)	266,407			309,546

Total liabilities	24,132,230			25,075,487
REIT preferred securities	293,058			293,058
Controlling equity	1,295,678			2,281,297

Total shareholders’ equity	1,588,736			2,574,355

Total liabilities and shareholders’ equity	$25,720,966			$27,649,842

RATE DIFFERENTIAL			1.62%			2.44%
NET INTEREST INCOME AND NET YIELD ON INTEREST EARNING ASSETS ON A TAX EQUIVALENT BASIS(4)		$119,906	2.04%		$183,785	2.94%

Taxable equivalent adjustments(3):
Loans		(187)			(195)
Held to maturity securities and securities available for sale		(1,907)			(1,966)

Total taxable equivalent adjustments		(2,094)			(2,161)

Net interest income		$117,812			$181,624

TOTAL AVERAGE DEPOSITS:
Total interest bearing deposits	$16,243,233	$116,482	2.91%	$15,690,533	$137,506	3.52%
Noninterest bearing demand deposits	3,189,442	—	—	3,067,214	—	—

Total average deposits	$19,432,675	$116,482	2.43%	$18,757,747	$137,506	2.95%

Total average deposits, excluding brokered time(6)	$17,777,456	$103,956	2.37%	$17,164,867	$118,475	2.78%

(1)	The adoption of SFAS 160 requires retrospective application to all prior periods. See Note 1, Accounting Policies, for additional information.
(2)	Loans and loans held for sale classified as nonaccrual are included in the average volume calculation. Interest income on loans includes loan fees of $7.3 million for the three months ended March 31, 2009.
(3)	Interest earned and average rates on securities and loans exempt from income taxes are reflected on a fully tax equivalent basis using a federal income tax rate of 35%, net of nondeductible interest expense.
(4)	Net yield on interest earning assets is annualized net interest income divided by average total interest earning assets.
(5)	Unrealized gains (losses) on available for sale securities and the adjustments for mark to market valuations on hedged assets and liabilities have been classified in either nonearning assets or other liabilities.
(6)	Reciprocal brokered time deposits are not excluded.

Analysis of Interest Increases (Decreases)

(Unaudited)

	Three Months Ended March 31, 2009 Change from March 31, 2008
		Attributed to(1)
	Total	Volume	Rate
	(In thousands)
INTEREST INCOME:
Loans, net of unearned income	$(81,772)	$(21,827)	$(59,945)
Loans held for sale	(6,764)	(10,037)	3,273
Securities	(3,924)	397	(4,321)
Securities purchased under agreements to resell	(6,171)	(5,806)	(365)
Federal Funds sold	(948)	(62)	(886)
Interest bearing deposits in banks and the Federal Reserve	711	739	(28)

Total interest income	(98,868)	(36,596)	(62,272)

INTEREST EXPENSE:
Interest bearing non-time deposits	(15,051)	(5,798)	(9,253)
Savings deposits	(125)	(91)	(34)
Time deposits	(927)	15,705	(16,632)
Brokered time deposits	(6,505)	329	(6,834)
Reciprocal brokered time deposits	1,584	1,855	(271)
Repurchase agreements	(2,883)	(293)	(2,590)
Federal Funds purchased	(9,037)	(685)	(8,352)
Other short-term borrowings	(2,501)	(2,128)	(373)
Long-term debt	456	(1,157)	1,613

Total interest expense	(34,989)	7,737	(42,726)

Net interest income	$(63,879)	$(44,333)	$(19,546)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change = change in volume times old rate. Rate Change = change in rate times old volume. The Rate/Volume Change = change in volume times change in rate, and is allocated to Volume Change.

Interest income decreased $98.9 million for the three months ended March 31, 2009, as compared to the same period of the prior year. Average earning assets decreased $1.4 billion, or 5.5%, as the yield earned on those assets decreased 129 basis points. The drivers of these changes are more fully described in the following paragraphs.

Interest income on loans decreased $81.8 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease was primarily due to the decrease in LIBOR and the prime lending rate and an increase in average nonperforming loans which resulted in the average yield earned on loans decreasing 152 basis points. Average nonperforming loans increased to $880.8 million at March 31, 2009, from $246.5 million for the same period of the prior year.

Interest income on loans held for sale decreased $6.8 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in income was primarily due to a decrease in average volume of $709.1 million, or 22.4%, which was partially offset by an increase in the average yield on loans held for sale of 42 basis points. The decline in average volume was the result of the Company’s continued efforts to delever the balance sheet.

Interest income on securities decreased $3.9 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in income was primarily the result of a decrease of 47 basis points in the average yield on securities, which was partially offset by an increase in average volume of $30.7 million as purchases exceeded sales and principal paydowns.

Interest income from securities purchased under agreements to resell decreased $6.2 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest income was primarily due to a decrease in average volume of $425.9 million, or 20.1%, which was the result of the Company’s continued efforts to delever the balance sheet.

Interest income on interest bearing deposits in banks and the Federal Reserve increased $711,000 for the three months ended March 31, 2009, as compared to the same period of the prior year. The increase in interest income was due to an average volume increase of $1.4 billion, or 6,477%, which was the result of the Company’s increased liquidity. While this volume increase added to net interest income, because of the low rate on the assets, the volume increase actually decreased net interest margin.

Interest expense decreased $35.0 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest expense was driven primarily by a decrease in average interest bearing liabilities of $1.0 billion, as well as a 47 basis points decrease in the cost of average interest bearing liabilities. The drivers of the decrease in funding costs are described in the following paragraphs.

Interest expense on interest bearing non-time deposits decreased $15.1 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest expense was due to a rate reduction of 61 basis points and an average volume decrease of $1.5 billion, or 24.2%. During 2008, and continuing into the first quarter of 2009, customer preference shifted away from interest bearing non-time deposits towards time deposits, thereby reducing the average balances in these accounts.

Interest expense on savings deposits decreased $125,000 for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest expense was primarily due to an average volume decrease of $83.5 million, or 18.2%. During 2008, and continuing into the first quarter of 2009, customer preference shifted away from savings deposits towards time deposits, thereby reducing the average balances in these accounts.

Interest expense on time deposits decreased $927,000 for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest expense was due to an interest rate decrease of 91 basis points, which was partially offset by an average volume increase of $1.8 billion, or 24.0%. The growth of time deposits is attributable to customer preference for higher rate products and Colonial’s focused efforts to grow the deposit base. Even though the rate decreased 91 basis points compared to the same quarter in 2008, market rates on time deposits remain elevated in relation to LIBOR and the Federal Funds rate because of fierce competition.

Interest expense on brokered time deposits decreased $4.9 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest expense was due to an interest rate decrease of 177 basis points, which was partially offset by an increase in average volume of $344.0 million, or 20.6%. The volume increase was due to the Company’s increased use of brokered time deposits as a funding source as brokered deposits represented a lower cost of funding alternative than promotional time deposits.

Interest expense on short-term borrowings decreased $14.4 million for the three months ended March 31, 2009, as compared to the same period of the prior year. The decrease in interest expense was primarily due to an interest rate decrease of 235 basis points as well as a decrease in average volume of $1.5 billion, or 78.2%. As the Company has continued to delever its balance sheet and increase the use of brokered deposits, the need for short-term borrowings has decreased.

Interest expense on long-term debt increased $456,000 for the three months ended March 31, 2009, as compared to the same period of the prior year. The increase in interest expense was primarily caused by an interest rate increase of 16 basis points, partially offset by a decrease in average long-term debt of $70.7 million. The rate increase was driven by the issuance on March 15, 2008, of $250 million of subordinated notes with an 8.875% stated rate, of which $40 million was swapped to LIBOR plus 3.31%. Also, since March 31, 2008, rates on variable rate instruments have declined and $94.4 million of subordinated debt with a weighted average interest rate of 7.87% has been retired or matured. An additional $119.1 million of FHLB advances, with a weighted average interest rate of 4.66%, either matured or were paid down year over year.

Loan Loss Provision

The provision for loan losses for the three months ended March 31, 2009 was $257.2 million compared to $35.5 million for the same period of the prior year. The provision for loan losses exceeded net charge-offs by $125.0 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. Net charge-offs were $132.2 million and $33.6 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, BancGroup’s allowance for loan losses was $450.0 million, an increase of $125.0 million over December 31, 2008. The allowance for loan losses represented 3.19% of period end net loans at March 31, 2009 compared to 2.24% at December 31, 2008. For more information, refer to the Allowance for Loan Losses discussion presented in the Risk Management section of Management’s Discussion and Analysis.

Noninterest Income

The following table shows the dollar and percentage change in noninterest income by category for the three months ended March 31, 2009, compared to the same period of the prior year. Core noninterest income decreased $1.2 million, or 2.4%, for the three months ended March 31, 2009, as compared to the same period of the prior year.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(Dollars in thousands)
Service charges on deposit accounts	$16,685	$19,228	$(2,543)	(13.2)%
Electronic banking	4,982	5,004	(22)	(0.4)
Other retail banking fees	1,935	2,548	(613)	(24.1)

Retail banking fees	23,602	26,780	(3,178)	(11.9)
Mortgage banking origination and sales	12,268	6,760	5,508	81.5
Wealth management services	5,160	4,812	348	7.2
Mortgage warehouse fees	1,449	995	454	45.6
Bank-owned life insurance	3,894	5,120	(1,226)	(23.9)
Other income	4,076	7,205	(3,129)	(43.4)

Core noninterest income	50,449	51,672	(1,223)	(2.4)
Securities gains (losses), net	(837)	6,075	(6,912)	(113.8)

Total noninterest income	$49,612	$57,747	$(8,135)	(14.1)%

The decrease in retail banking fees was primarily in service charges on deposit accounts which are comprised of nonsufficient funds fees and service charges on consumer and commercial deposit accounts. Nonsufficient funds fees decreased $3.0 million, primarily due to market-wide customer behavior, partially offset by an increase in service charges of $592,000.

Electronic banking includes fees from Colonial’s ATM network, business and personal check card services and internet banking. Noninterest income from electronic banking services decreased slightly compared to the same period of the prior year.

Other retail banking fees decreased 24% for the three months ended March 31, 2009, compared to the same period of the prior year, primarily due to lower official check commissions, which decreased $554,000. The decline in official check commissions is due to a decrease in the rate paid by the third party provider to Colonial.

Mortgage banking origination and sales revenue is derived from mortgage loans originated and subsequently sold in the secondary market. The Company does not retain any servicing rights related to these loans. Mortgage banking origination and sales income increased 81.5% compared to the same period of the prior year. This increase is partially due to Colonial’s January 2009 election of fair value for loans held for sale that resulted in $3.1 million of additional revenue in the quarter, as well as strategic growth of sales teams in the Texas marketplace which has increased monthly production and contributed to an $87.4 million increase in loan sales volume in the first quarter of 2009 over the same period of the prior year.

Wealth Management services include discount brokerage, investment sales, asset management, trust services and insurance sales including term, universal, whole life and long-term care. Wealth Management services revenue increased 7.2% primarily due to an increase in fixed annuity sales commissions of $769,000, partially offset by a decline in variable annuity product commissions of $509,000.

Mortgage warehouse fees are comprised of two revenue streams: custodial fees associated with mortgage document services for mortgage warehouse customers and syndication fees paid to the Company as agent or participant in mortgage warehouse syndicated loans. The $454,000 increase in mortgage warehouse fees for the three months ended March 31, 2009, as compared to the same period of the prior year, was primarily due to higher custodial loan volume.

Income from bank-owned life insurance decreased 23.9% for the three months ended March 31, 2009, as compared to the same period of the prior year, primarily due to lower crediting rates.

Other income reflects revenues from joint ventures, letter of credit fees, condo association coupon fees, gains on the sales of bank premises and several other small items. The decrease for the three months ended March 31, 2009, as compared to the same period of the prior year, was primarily due to a March 2008 gain of $2.1 million from the sale of Visa, Inc. stock from an initial public offering as well as a $1.2 million unfavorable variance from fair value adjustments for derivatives related to retail mortgages and short-term participations in mortgage loans held for sale portfolios.

The Company’s decision to buy and sell securities is primarily based on its management of interest rate risk, projected liquidity and funding and capital needs. In the first quarter of 2009, the Company recorded gains of $39.8 million from the sale of $1.0 billion in securities and recognized a loss of $40.6 million on the resecuritization sales. Refer to the Securities section of Management’s Discussion and Analysis for additional information regarding these transactions. In the first quarter of 2008, the Company recognized gains of $6.1 million on the sale of approximately $217 million in securities.

Noninterest Expense

The following table shows the dollar and percentage change in noninterest expense by category for the first quarter of 2009, compared to the same period in 2008. Core noninterest expense increased $13 million, or 8%, in the first quarter of 2009 as compared to the same period in 2008. Annualized core noninterest expense to average assets was 2.65% and 2.28% for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
	(Dollars in thousands)
Salaries and employee benefits	$72,064	$73,667	$(1,603)	(2.2)%
Occupancy expense of bank premises, net	23,718	23,055	663	2.9
Furniture and equipment expenses	15,641	14,703	938	6.4
Professional services	10,442	5,638	4,804	85.2
FDIC insurance and other regulatory fees	11,208	4,562	6,646	145.7
Amortization of intangible assets	4,154	4,163	(9)	(0.2)
Electronic banking and other retail banking expenses	3,273	4,157	(884)	(21.3)
Losses and expenses on other real estate	7,002	1,207	5,795	480.1
Loss on equity investments	3,411	2,747	664	24.2
Advertising	2,700	2,603	97	3.7
Communications	2,917	2,819	98	3.5
Postage and courier	2,258	2,622	(364)	(13.9)
Loan closing costs	1,983	2,133	(150)	(7.0)
Travel	1,463	1,439	24	1.7
Other expenses	8,342	12,295	(3,953)	(32.2)

Core noninterest expense	170,576	157,810	12,766	8.1
Goodwill impairment	28,477	—	28,477	100.0
Severance expense	—	236	(236)	(100.0)
Net losses (gains) related to the early extinguishment of debt	(20,320)	5,932	(26,252)	(442.5)

Total noninterest expense	$178,733	$163,978	$14,755	9.0%

Salaries and benefits decreased 2.2% from the first quarter of 2008 primarily from a $4.9 million decrease in performance based compensation (incentives and stock based compensation) for the three months ended March 31, 2009, as the performance of the Company has reduced the amount of incentives to be paid and stock based compensation earned. Employee benefits and payroll taxes also decreased $845,000 from the first quarter of 2008. These reductions were partially offset by an increase in commission expenses of $1.1 million relating to retail mortgage production and a $2.3 million increase in base salaries year over year resulting from a net increase of 10 branches, as well as support personnel for the branch network, credit administration and retail mortgage line of business.

Occupancy expense for the first quarter of 2009 increased as compared to the same period of 2008 due to an increase in the number of branches, rate increases on utilities and increased repair and maintenance cost for facilities.

Furniture and equipment expenses increased as the Company implemented additional technologies.

Professional fees increased for the three months ended March 31, 2009, as compared to the same period of the prior year due to increased fees related to the Company’s capital raising efforts, loan collection, litigation and the Colonial 1st revenue and expense project.

FDIC insurance and other regulatory fees were higher for the three months ended March 31, 2009 as compared to the same period of the prior year due to increases in FDIC assessment rates and charges for participation in the Temporary Liquidity Guarantee Program, as well as an increase in deposits levels.

Electronic banking and other retail banking expenses for the first quarter of 2009 were reduced as fraud loss and expenses related to retail banking were reduced compared to the first quarter of 2008. In the first quarter of 2008, consulting fees were paid for revenue enhancements.

Losses and expenses on other real estate increased due to the declining credit environment leading to a higher level of other real estate owned.

Losses on equity investments increased in the first quarter of 2009 due to additional reserves related to real estate joint venture losses. Real estate joint ventures had a remaining net book value of $13.3 million at March 31, 2009.

Postage and courier expenses were reduced in the first quarter of 2009 compared to the first quarter of 2008 due to more effective business operations and expense controls put in place by management.

Other expenses decreased for the three months ended March 31, 2009, as compared to the same period of the prior year, due to a decrease in the net valuation adjustments related to mortgage warehouse loans held for sale of $2.4 million, as well as a decrease in related subservicing fees of $557,000.

Goodwill recorded in past acquisitions in Alabama totaling $28.5 million became impaired in the first quarter of 2009 due to declining bank market valuations and increased credit costs. Refer to the Goodwill section of Management’s Discussion and Analysis for addition information.

During the first quarter of 2009, net gains of $20.3 million were recognized due to the repurchase of $43.9 million in subordinated debt with maturities in 2009, 2011 and 2015 and a weighted average interest rate of 7.71%.

Provision for Income Taxes

BancGroup’s provision for income taxes was based upon estimated effective tax rates of 37.3% and 24.4% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate in the first three months of 2009 differs as compared to the same period of the prior year, primarily due to a pre-tax loss in 2009, compared to pre-tax income in 2008. Also, the permanent exclusions and tax credits result in a net reduction in income taxes, which increased the effective tax rate in 2009, as compared to 2008, when these reduced the tax rate. The provision for income tax expense (benefit) for the three months ended March 31, 2009 and 2008 was ($100.2) million and $9.7 million, respectively. Refer to Note 16, Income Taxes, for additional information.

REVIEW OF STATEMENT OF CONDITION

Financial Condition

Changes in selected components of the Company’s balance sheet from December 31, 2008 to March 31, 2009 are as follows:

	March 31, 2009	December 31, 2008	Increase (Decrease)
			$	%
	(Dollars in thousands)
Cash and cash equivalents	$2,457,349	$2,024,860	$432,489	21.4%
Securities purchased under agreements to resell	1,640,712	1,556,157	84,555	5.4%
Securities	3,327,124	3,503,380	(176,256)	(5.0)
Loans held for sale	2,800,139	2,082,248	717,891	34.5
Loans, net of unearned income	14,119,489	14,530,018	(410,529)	(2.8)
Goodwill	403,576	432,053	(28,477)	(6.6)
Other real estate owned	182,579	127,850	54,729	42.8
Total assets	26,439,895	25,816,306	623,589	2.4
Non-time deposits	8,112,451	7,989,907	122,544	1.5
Total deposits	20,257,218	18,673,265	1,583,953	8.5
Short-term borrowings	315,605	1,172,706	(857,101)	(73.1)
Long-term debt	3,964,274	4,023,807	(79,533)	(2.0)
Noncontrolling interest (REIT preferred securities)	293,058	293,058	—	—
Colonial BancGroup shareholders’ equity	1,283,367	1,344,978	(61,611)	(4.6)

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest bearing deposits in banks and the Federal Reserve and Federal Funds sold. Cash and cash equivalents increased $432.5 million, or 21.4%, from December 31, 2008, driven primarily by increases in cash and due from banks and interest bearing deposits in banks and the Federal Reserve of $123.5 million and $310.6 million, respectively. In response to significant uncertainty in the marketplace and to increase liquid assets, Colonial increased the level of cash balances maintained at the Federal Reserve and the Federal Home Loan Bank of Atlanta (FHLB), thereby increasing interest bearing deposits in banks and the Federal Reserve to $1.8 billion as of March 31, 2009, as compared to $1.5 billion at December 31, 2008. The balance held at the Federal Reserve at March 31, 2009 was $1.3 billion while the balance held at the FHLB was $520.5 million.

Securities Purchased Under Agreements to Resell

Colonial’s securities purchased under agreements to resell at March 31, 2009 represent mortgage backed securities which have been securitized by customers of the Company’s mortgage warehouse lending division and are under agreements to be sold to third-party investors. Colonial purchases these securities prior to their initial settlements with those investors. Refer to the Mortgage Warehouse Assets section of Management’s Discussion and Analysis for additional information.

Securities

The composition of the Company’s securities portfolio is reflected in the following table:

	Carrying Value at March 31, 2009	Carrying Value at December 31, 2008
	(In thousands)
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government sponsored entities (GSE’s)	$25,234	$25,222
Agency mortgage-backed securities	1,301,104	1,533,391
Non-agency mortgage-backed securities	1,266,342	1,203,263
Obligations of state and political subdivisions	356,850	345,695
Federal Reserve and FHLB stock and other	195,657	195,388

Total securities available for sale	3,145,187	3,302,959

Held to maturity securities:
U.S. Treasury securities	500	500
Agency mortgage-backed securities	181,203	199,687
Obligations of state and political subdivisions	234	234

Total held to maturity securities	181,937	200,421

Total securities	$3,327,124	$3,503,380

Securities by Credit Rating at March 31, 2009

	Government / GSE Obligations	Lower of Standard & Poor’s or Moody’s Designation			Unrated/ Other	Total
		AAA	A-to AA+	BBB-to BBB+
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$25,734	$—	$—	$—	$—	$25,734
Agency mortgage-backed securities	1,482,307	—	—	—	—	1,482,307
Non-agency mortgage-backed securities	—	846,038	324,051	46,007	50,246	1,266,342
Obligations of state and political subdivisions	—	24,478	314,390	15,797	2,419	357,084
FHLB stock and other	—	18,834	—	—	176,823	195,657

Total securities	$1,508,041	$889,350	$638,441	$61,804	$229,488	$3,327,124

Securities by Credit Rating at December 31, 2008

	Government / GSE Obligations	Lower of Standard & Poor’s or Moody’s Designation			Unrated/ Other	Total
		AAA	A-to AA+	BBB-to BBB+
	(In thousands)
U.S. Treasury securities and obligations of U.S. GSE’s	$25,722	$—	$—	$—	$—	$25,722
Agency mortgage-backed securities	1,733,078	—	—	—	—	1,733,078
Non-agency mortgage-backed securities	—	653,576	264,590	148,509	136,589	1,203,264
Obligations of state and political subdivisions	—	24,060	305,442	14,081	2,345	345,928
FHLB stock and other	—	19,511	—	—	175,877	195,388

Total securities	$1,758,800	$697,147	$570,032	$162,590	$314,811	$3,503,380

During the first quarter of 2009, the Company sold approximately $1.3 billion in securities and purchased approximately $824 million in new securities, excluding transactions in FHLB stock.

During the first quarter of 2009, Colonial resecuritized certain existing non-agency mortgage-backed securities and U.S. Treasury securities using a QSPE. The resecuritization was made in exchange for all of the beneficial interests in the QSPE. Colonial received the beneficial interests in the form of fourteen tranches and during March subsequently sold two tranches issued by the QSPE to third parties for cash proceeds. Upon the completion of the resecuritization, the previous carrying amount of the securities was allocated between the interests sold and the interests retained based on their relative fair values. The Company recorded a loss of $40.6 million at the time of sale. Colonial retained the remaining twelve tranches totaling $1.2 billion in par value. Subsequent to the transaction, the beneficial interests (i.e., debt securities) retained by Colonial are accounted for as available for sale securities carried at fair value. At March 31, 2009, the fair value of the retained securities, which was determined using a discounted cash flow approach, was approximately $1.0 billion. Colonial does not have any continuing involvement (such as servicing responsibilities or recourse) with the two tranches that were sold to third parties. Additionally, there are no material restrictions on the interests that Colonial continues to retain.

The resecuritization reduced the risk in the securities portfolio as all retained securities are investment grade which has the impact of significantly reducing the risk-weighted assets and the regulatory capital held on the retained securities versus the capital held on the bonds before the resecuritization. The loss on the resecuritization was offset by a gain on the sale of other securities, resulting in a net loss of $837,000 in the quarter.

Mortgage Warehouse Assets

A summary of the major components of the mortgage warehouse division’s assets is shown in the table below:

	March 31, 2009	December 31, 2008
	(In thousands)
Securities purchased under agreements to resell	$1,640,712	$1,556,157
Loans held for sale	2,673,122	1,975,654
Mortgage warehouse loans	670,896	731,176

Total mortgage warehouse assets	$4,984,730	$4,262,987

Loans Held for Sale

Loans held for sale is comprised of three elements: short-term participations in mortgage loans, retail mortgages and other loans held for sale. Total loans held for sale at March 31, 2009 increased $718 million, or 34.5%, from December 31, 2008, primarily due to an increase in participations purchased by the mortgage warehouse division driven by customer demand and an increase in VA and FHA retail mortgages originated by Colonial. Loans held for sale fluctuate as demand for residential mortgages changes and customer demands change. A summary of the elements that make up loans held for sale is shown in the table below:

	March 31, 2009	December 31, 2008
	(In thousands)
Short-term participations in mortgage loans held for sale (includes $2,661,474 and $1,950,445 measured at fair value at March 31, 2009 and December 31, 2008, respectively)	$2,673,122	$1,975,654
Retail mortgage loans held for sale (includes $105,029 and $0 measured at fair value at March 31, 2009 and December 31, 2008, respectively)	105,029	57,396
Other loans held for sale	21,988	49,198

Total loans held for sale	$2,800,139	$2,082,248

During the third quarter of 2008, BancGroup elected the fair value option for its short-term participations in mortgage loans held for sale acquired on or after August 1, 2008. During January 2009, Colonial elected the fair value option for its retail mortgage loans held for sale acquired after that date. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4, Fair Value Measurements.

Loans

During 2008, Colonial and many other financial institutions became focused on capital preservation. As credit quality in the industry deteriorated and the current U.S. recession severely impacted property values, Colonial’s focus shifted from balance sheet growth to balance sheet contraction, or deleveraging. Colonial focused on reducing exposures in specific markets and to specific borrowers. The result of these factors is a $350.2 million, or 2.5%, decrease in Colonial’s outstanding loan portfolio, excluding mortgage warehouse lending, from December 31, 2008 to March 31, 2009. The impact has been most noticeable in the residential construction market. As the current U.S. recession’s impact on real estate values has negatively impacted developers and other borrowers, Colonial has been, and continues to be, more selective in approving new loans or expansions of existing loan relationships.

Gross Loan Portfolio

The following table shows the Company’s loans by type at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Commercial, financial and agricultural	$1,542,239	$1,713,267
Commercial real estate	5,071,882	4,935,944
Real estate construction	4,598,043	4,922,190
Residential real estate	2,505,246	2,572,077
Consumer and other	416,066	402,070

Total loans	14,133,476	14,545,548
Less: unearned income	(13,987)	(15,530)

Total loans, net of unearned income	$14,119,489	$14,530,018

Loans classified as commercial, financial and agricultural represented 10.9% of total loans at March 31, 2009, and consisted of secured and unsecured credit lines and amortizing loans for various industrial, agricultural, commercial, financial, retail or service businesses, as well as mortgage warehouse lines of credit.

Commercial real estate loans represented 35.9% of total loans at March 31, 2009. These loans are collateralized by real estate held for investment and business purposes. The increase from December 31, 2008, is primarily related to loans originated by Colonial’s Texas franchise.

Real estate construction loans decreased $324 million from December 31, 2008, to 32.5% of total loans at March 31, 2009 as compared to 33.8 % of total loans at December 31, 2008. Loans of this type are made to individuals, companies or developers for use in the purchase or construction of properties such as single and multi-family residential and non-residential real estate. These loans are repaid by the cashflows generated through the operation, sale or refinancing of the underlying commercial property.

Residential real estate loans represented 17.7% of total loans at March 31, 2009. The majority of Colonial’s residential real estate loans are adjustable and fixed rate first mortgages on single-family, owner-occupied properties.

Consumer and other loans represented 3.0% of total loans at March 31, 2009. Loans in this category may be unsecured or secured and include loans for investment purposes, vehicle purchases, purchases of personal property, personal expense loans and overdrafts of deposit accounts. These loans are made to individuals and businesses such as financial institutions, municipalities and not-for-profit organizations.

For additional discussion of loans, refer to the Risk Management section of Management’s Discussion and Analysis.

Goodwill

Due to the decline in market valuations for financial institutions, including Colonial, and increased credit costs during the first quarter of 2009, an interim goodwill impairment test was performed as of March 31, 2009. As a result of the interim impairment test, the Company computed and recorded a $28.5 million goodwill impairment loss in the first quarter of 2009, reducing the balance of goodwill related to the Alabama reporting unit to zero, the implied fair value of goodwill from the second step of the impairment test. The impairment only impacted Alabama, one of the Company’s reportable segments, representing one of the Company’s seven reporting units. Refer to Note 10, Goodwill, for additional information.

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

Other Real Estate Owned

Other real estate owned at March 31, 2009 increased $54.7 million from December 31, 2008. The increase was driven by continued credit quality deterioration in the Company’s loan portfolio. A substantial portion of the outstanding balance relates to properties in waterfront locations in Florida and coastal Alabama. Properties in other real estate have been written down approximately 39% of the outstanding loan balance as shown on the following table.

	Other Real Estate Owned	Unpaid Balance Written Off
		$	%
	(Dollars in thousands)
Commercial, financial and agricultural	$499	$100	17%
Commercial real estate	7,417	844	10
Real estate construction	163,358	111,793	41
Residential real estate	11,305	3,246	22

Totals	$182,579	$115,983	39%

Deposits

Total deposits increased $1.6 billion, or 8.5%, from December 31, 2008 to March 31, 2009. Brokered time deposits increased $961 million, or 61.4%, as brokered deposits represented a lower cost funding alternative than promotional time deposits. Time deposits also increased $500 million, or 5.5%, and transaction accounts increased $123 million, or 1.5%. The increase in transaction accounts was driven by noninterest bearing transaction accounts which increased $581 million, or 20.6%, and was partially offset by a decrease in interest bearing transaction accounts of $459 million, or 8.9%. Refer to the Liquidity and Funding section of Management’s Discussion and Analysis for further information.

Short-Term Borrowings

Short-term borrowings consist of repurchase agreements, federal funds purchased and Federal Reserve Term Auction Facility (TAF) funds. Short-term borrowings decreased $857 million, or 73.1%, from December 31, 2008 to March 31, 2009 as Colonial repaid $700 million of Federal Reserve TAF funds and decreased repurchase agreements by $157 million, or 33.2%. Refer to Note 11, Short-Term Borrowings, for additional information.

Long-Term Debt

Long-term debt consists of FHLB advances, subordinated debt, junior subordinated debt, and capital lease obligations. Total long-term debt decreased $80 million, or 2%, from December 31, 2008 to March 31, 2009. In the first quarter of 2009, the Company paid off $5.0 million in FHLB borrowings at a rate of 5.25%, repurchased $22.4 million of its 6.375% subordinated notes due December 1, 2015 and repurchased $17.3 million of its 9.375% subordinated notes due June 1, 2011. The Company also repurchased $4.2 million of its 8% subordinated notes and the remaining $31.8 million were repaid at maturity on March 15, 2009. In addition, Colonial decreased capital lease obligations by $257,000. Refer to Note 12, Long-Term Debt, for additional information.

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

Commercial Real Estate and Real Estate Construction Loan Categories

A large portion of BancGroup’s loans are secured by real estate, with commercial real estate and construction loans representing 35.9% and 32.5% of total loans as of March 31, 2009, respectively. BancGroup’s commercial real estate and construction loans are spread geographically throughout Alabama, Florida and other areas including metropolitan Atlanta, Dallas, Reno and Las Vegas with no more than 12.5% of total commercial real estate and construction loans in any one metropolitan statistical area (MSA). The Alabama economy generally experiences a slow but steady rate of growth, while BancGroup’s markets in Florida, Georgia, Nevada and Texas have historically experienced higher rates of growth. Currently, all of BancGroup’s markets are experiencing a decline in real estate values due to an over supply of housing inventory along with reduced demand for real estate, particularly residential real estate. The collateral held in the commercial real estate and construction portfolios consists of various property types such as retail properties, 1-4 family residential developments and lots, office buildings, land held for future development or construction, residential homes under construction, multi-family housing, condominium properties, warehouses, lodging and health service facilities. Colonial focuses its commercial real estate and construction lending efforts on properties owned and/or developed by experienced customers with whom BancGroup has established relationships. In addition to the subject properties, substantially all construction and commercial real estate loans have personal guarantees of the principals involved. The owner-occupied commercial real estate portfolio represented 32.0% of the total commercial real estate portfolio outstanding at March 31, 2009. Owner-occupied real estate is primarily dependent on cash flows from operating businesses rather than on the sale or rental of the property; therefore, these loans generally carry less risk than other commercial real estate loans.

The following charts reflect the geographic diversity and property type distribution of total construction and commercial real estate loans at March 31, 2009:

	Construction	% of Total	Commercial Real Estate	% of Total
	(Dollars in thousands)
Geographic Diversity (by property location)(1)
Florida	$2,003,831	43.6%	$3,015,379	59.5%
Alabama	402,354	8.7%	564,577	11.1%
Georgia	517,561	11.3%	324,401	6.4%
Texas	895,057	19.5%	505,376	10.0%
Nevada	420,354	9.1%	223,731	4.4%
Other	358,886	7.8%	438,418	8.6%

Total	$4,598,043	100.0%	$5,071,882	100.0%

	Property Type Distribution %			Property Type Distribution %
	Construction Portfolio	Total Portfolio		Commercial Real Estate Portfolio	Total Portfolio
Residential Construction			Retail	22.1%	7.9%
Residential development and lots	23.7%	7.7%	Office	21.6%	7.8%
Residential home construction	8.8%	2.9%	Warehouse	13.4%	4.8%
Residential land	7.5%	2.4%	Multi-Family	11.1%	4.0%
Condominium	6.0%	1.9%	Healthcare	8.2%	2.9%

Total Residential Construction	46.0%	14.9%	Lodging	6.4%	2.3%

Commercial Construction			Church or School	3.7%	1.3%
Commercial land	18.0%	5.8%	Industrial	2.4%	0.9%
Commercial development and lots	12.7%	4.1%	Farm	2.1%	0.8%
Retail	7.4%	2.4%	Other(2)	9.0%	3.2%

Office	3.9%	1.3%	Total Commercial Real Estate	100.0%	35.9%

Multi-Family	2.3%	0.8%
Other(2)	9.7%	3.2%

Total Commercial Construction	54.0%	17.6%

Total Construction	100.0%	32.5%

(1)	No more than 12.5% of construction and commercial real estate loans are in any one MSA.
(2)	Other includes all loans in categories smaller than the lowest percentages shown above.

Selected Characteristics of the 75 Largest Construction and Commercial Real Estate Loans

	Construction	Commercial Real Estate
75 Largest Loans Total (in thousands)	$1,241,494	$1,107,362
% of 75 largest loans to category total	27.0%	21.8%
Average Loan to Value Ratio (75 largest loans)	76.5%	70.2%
Average Debt Coverage Ratio (75 largest loans)	N/A	1.36	x

Residential Construction Loan Category

Residential construction represents approximately 46% of the Company’s total construction portfolio and consists of residential development and lots, residential home construction, residential land and condominiums. The loans are generally short-term, have the personal guarantees of the principals involved and are underwritten such that each borrower had substantial equity in the project at origination.

The majority of the Company’s nonperforming assets and net charge-offs during recent quarters relate to residential construction loans. The lack of real estate sales and a decline in sales prices have caused liquidity issues for some of the Company’s borrowers which have resulted in higher levels of nonperforming loans and losses in this portfolio.

The following table and chart show the components of residential construction loans, excluding nonperforming loans of approximately $432.0 million, at March 31, 2009:

Residential Construction Loans

	Total Outstanding		Residential Development	Builder Lot Inventory	Consumer- Owned Lots	Residential Presold	Residential Speculative	Land	Condominium Construction
	Amount	%
	(Dollars in millions)
Florida	$703	42%	$181	$44	$56	$37	$90	$125	$170
Texas	443	26	272	28	4	13	34	82	10
Georgia	236	14	122	11	1	6	51	21	24
Alabama	193	11	54	25	20	13	53	22	6
Nevada	76	5	27	1	—	18	8	19	3
Other	31	2	5	1	1	3	2	7	12

Total	$1,682	100%	$661	$110	$82	$90	$238	$276	$225

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

A full description of the methodologies applied regarding determination of the various Tiers of reserves is included in Colonial’s 2008 Annual Report on Form 10-K.

The following table summarizes the allowance for loan losses by Tier:

	March 31, 2009	December 31, 2008
	(In thousands)
Balance at end of period applicable to:
Tier I	$232,469	$206,228
Tier II	162,030	48,648
Tier III	35,546	55,417
Unallocated	19,955	14,707

Total	$450,000	$325,000

Allocation of the Allowance for Loan Losses

	March 31, 2009		December 31, 2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial, financial and agricultural	$49,573	10.9%	$50,859	11.8%
Commercial real estate	53,569	35.9%	66,859	33.9%
Real estate construction	271,644	32.5%	157,576	33.8%
Residential real estate	41,551	17.7%	24,947	17.7%
Consumer and other	13,708	3.0%	10,070	2.8%
Unallocated	19,955	NA	14,689	NA

Total	$450,000	100.0%	$325,000	100.0%

Percent of Reserve to Loan Category
Commercial, financial and agricultural	3.21%		2.97%
Commercial real estate	1.06%		1.35%
Real estate construction	5.91%		3.20%
Residential real estate	1.66%		0.97%
Consumer and other	3.30%		2.50%
Unallocated	NA		NA
Total	3.19%		2.24%

The following table summarizes changes in the balance of the allowance for loan losses as well as loan loss experience:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Balance, January 1	$325,000	$238,845
Provision charged to income	257,220	35,543
Loans charged off	(134,706)	(35,090)
Recoveries	2,486	1,497

Balance, March 31	$450,000	$240,795

Analysis of Net Charge-Offs

	March 31
	2009	2008
	(Dollars in thousands)
Charge-offs:
Commercial, financial and agricultural	$10,854	$2,262
Commercial real estate	26,738	994
Real estate construction	70,985	27,998
Residential real estate	21,953	1,460
Consumer and other	4,176	2,376

Total charge-offs	134,706	35,090

Recoveries:
Commercial, financial and agricultural	829	270
Commercial real estate	27	81
Real estate construction	986	277
Residential real estate	267	214
Consumer and other	377	655

Total recoveries	2,486	1,497

Net charge-offs:
Commercial, financial and agricultural	10,025	1,992
Commercial real estate	26,711	913
Real estate construction	69,999	27,721
Residential real estate	21,686	1,246
Consumer and other	3,799	1,721

Net charge-offs	$132,220	$33,593

Percent of net charge-offs to average loan category (annualized basis):
Commercial, financial and agricultural	2.54%	0.50%
Commercial real estate	2.17%	0.07%
Real estate construction	5.83%	1.80%
Residential real estate	3.46%	0.19%
Consumer and other	3.70%	1.36%
Total	3.72%	0.84%

Nonperforming Assets and Potential Problem Loans

Colonial maintains an active nonaccrual and problem loan identification program. Through the ongoing monitoring and review of the various risks in the loan portfolio, this program aids in the timely identification of problem loans and the minimization of the risk of loss.

Nonperforming assets consist of loans on nonaccrual status, renegotiated loans, other real estate owned, repossessions and loans held for sale on nonaccrual status. Loans are generally placed on nonaccrual status if the full collection of principal and interest becomes unlikely (even if all payments are current) or if the loan is delinquent in principal or interest payments for 90 days or more, unless the loan is well secured and in the process of collection. BancGroup’s policy is to charge-off consumer installment loans when they become 120 days past due unless they are in the process of foreclosure and are adequately collateralized. Management monitors all loans that are contractually 90 days past due, renegotiated or on nonaccrual status.

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

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$17,407	$14,750
Commercial real estate	112,004	48,508
Real estate construction	654,266	394,324
Residential real estate	89,557	74,186
Consumer and other	6,075	998

Total nonaccrual loans*	879,309	532,766

Aggregate loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower (not included above)	1,453	586

Total nonperforming loans*	880,762	533,352
Other real estate	182,579	127,850
Repossessions	111	58
Nonaccrual loans transferred to held for sale	21,988	49,198

Total nonperforming assets*	$1,085,440	$710,458

Aggregate loans contractually past due 90 days or more for which interest is being accrued	$34,823	$41,579
Net charge-offs year-to-date	$132,220	$642,787
Total nonperforming loans as a percent of loans, net of unearned income	6.24%	3.67%
Total nonperforming assets* as a percent of loans, net of unearned income, other real estate owned, repossessions and nonaccrual loans transferred to held for sale	7.58%	4.83%
Total nonperforming loans and 90 day past due loans for which interest is being accrued as a percent of loans, net of unearned income	6.48%	3.96%
Allowance as a percent of loans, net of unearned income	3.19%	2.24%
Allowance as a percent of nonperforming loans*	51%	61%

*	Does not include loans contractually past due 90 days or more which are still accruing interest.

The balance of nonperforming assets can fluctuate due to changes in economic conditions, nonperforming assets obtained in acquisitions and the disproportionate impact of larger impaired assets. The increase in nonperforming assets in the first quarter of 2009 was primarily due to the continuing overall economic stress and declines in real estate values, which negatively impacted the liquidity of a number of its borrowers. Refer to the Allowance for Loan Losses discussion in the Risk Management section of Management’s Discussion and Analysis for additional information.

During the first quarter of 2009, the Company modified the terms of a loan to accommodate the borrower’s deteriorated financial condition. This loan was not charged-down and remained on accrual status as of March 31, 2009. Approximately $1.5 million of renegotiated loans were accruing interest as of March 31, 2009, and the Company had no commitments to lend additional funds to these borrowers.

Impaired loans totaled $785.2 million and $462.3 million at March 31, 2009, and December 31, 2008, respectively. The related allowance for loan losses on impaired loans was $162.0 million at March 31, 2009 compared with $48.6 million at December 31, 2008. Impaired loans at March 31, 2009 and December 31, 2008 were previously charged down by $167.1 million and $161.5 million, respectively. Substantially all of the impaired loans were on nonaccrual status, and as such were included in nonperforming assets.

In addition to nonperforming assets, the Company is aware of a number of potential problem loans where possible credit problems of borrowers cause management to have concerns as to the ability of such borrowers to comply with present loan repayment terms and which may result in these loans being classified as nonperforming in the future. There were $897.2 million of potential problem loans identified at March 31, 2009 compared to $695.6 million at December 31, 2008. Although these loans have been identified as potential problem loans, they may never become delinquent, nonperforming or impaired. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses.

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

Interest Rate Risk

The majority of the Company’s assets and liabilities are monetary in nature. Therefore, interest rate risk, and its potential effect on earnings, is the most significant market risk exposure inherent in its operations. BancGroup is subject to interest rate risk because:

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

Colonial employs simulations of net interest income and the economic value of equity as measurement techniques in the management of interest rate risk. The simulation of net interest income measures the expected changes in income in response to changes in interest rates, while the economic value of equity measures the expected change in the fair value of equity arising from the changes in the fair value of Colonial’s assets and liabilities in response to changes in interest rates. These modeling techniques are complementary and are used in concert to provide a comprehensive interest rate risk management capability. Actual results may differ significantly from those derived using these modeling techniques due to the timing, magnitude and frequency of interest rate changes, actual management responses to those changes, changes in customer behavior, and the possible effects of unanticipated or unknown events.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, Colonial is able to measure the potential impact of different interest rate assumptions on net interest income. All balance sheet positions, including derivative financial instruments, are included in the model simulation.

The table below presents the output from the Company’s simulation model based on Colonial’s balance sheet at March 31, 2009, with comparable prior information for December 31, 2008. The table measures, consistently for both periods, the impact on net interest income of an immediate and sustained change in all market interest rates in 100 basis point increments for the twelve calendar months following the date of the change. This twelve-month projection of net interest income under these scenarios is compared to the twelve-month net interest income projection with rates unchanged.

	Fed Funds Rate		Percentage Change in 12 Month Projected Net Interest Income Versus Projected Net Interest Income Under No Rate Change(1)
	March 31, 2009	December 31, 2008	March 31, 2009		December 31, 2008
Basis Points Change
+200	2.25	2.25	(1.0)%		(1.1)%
+100	1.25	1.25	0.8%		(0.5)%
No rate change	0.25	0.25	—		—
-100	NM	NM	NM	%	NM	%
-200	NM	NM	NM	%	NM	%

(1)	The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, estimates of rates on loans and deposits given these rate changes, the ability to maintain interest rate floors on loans as market rates decline, deposit decay rates and loan/investment prepayments. Further, the computations do not take into account changes to the slope of the yield curve, changes in the relative relationship of various market rates, changes in the volume or mix of assets and liabilities on the balance sheet nor do they contemplate any actions BancGroup could undertake in response to changes in interest rates.

As shown in the table above, the Company’s balance sheet became more asset sensitive from December 31, 2008. On the asset side, the proportion of variable rate assets increased due to large increases in loans held for sale and interest bearing deposits in banks and the Federal Reserve. On the liability side, a shift from interest bearing transaction accounts and short-term wholesale funding to longer term time deposits resulted in reduced rate sensitivity. The sensitivity in the +200 scenario is relatively unchanged as March 31, 2009 market rates would result in the call of certain FHLB advances.

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

The Company’s liquidity can be adversely affected by both direct and indirect circumstances. For example, a direct event could be deterioration in the public perception of the Company leading to higher borrowing and/or deposit cost or declining availability thereof. Indirect events that could affect Colonial would be a U.S. capital market collapse, terrorism, war, natural disasters, political or regulatory events or significant deterioration in the perception of financial institutions in general.

Liquidity is also important for the Parent Company on a standalone basis to ensure that sufficient funds are available to meet all obligations of the Parent Company as they become due. The Parent Company’s cash requirements typically consist of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, any dividends to shareholders and any share repurchases. At March 31, 2009, the Parent Company held deposits in Colonial Bank totaling $93.9 million. This amount exceeds the Parent Company’s expected debt service and cash operating expenses for 2009 and 2010. The Parent Company has previously issued long-term debt as a source of liquidity. As discussed in Note 19, Regulatory Matters and Restrictions, the ability of Colonial Bank to dividend, lend or otherwise provide funds to the Parent Company is limited by federal and state banking regulations.

Deposit growth remains a primary focus of the Company’s funding and liquidity strategy. Colonial’s period end deposits grew by $1.6 billion, or an annualized 34%, from December 31, 2008 and retail deposits increased an annualized 19% during the first quarter of 2009. Retail deposits have been, and are expected to continue to be, the primary component of BancGroup’s funding base. During the first quarter of 2009, $2.6 billion of time deposits matured and 50.2% of those deposits were renewed while Colonial increased total time deposits with $1.8 billion of new originations, resulting in a net increase in time deposits of $500 million, or an annualized 22%. For the remainder of 2009, time deposit maturities of $5.7 billion are expected to be renewed or substantially replaced by new originations as needed for funding. If the level of time deposit renewals and originations is less than the level of maturities, Colonial could modify other deposit offerings or increase utilization of wholesale funding. See the Deposits section of Management’s Discussion and Analysis for additional information.

BancGroup has worked to maintain the availability of short-term and long-term wholesale funding sources to complement its retail deposit base. The Company has drawn on a variety of funding sources to assist in funding earning assets and managing deposit fluctuations. Colonial has utilized Federal Funds lines, collateralized funding facilities and brokered time deposits as sources for short-term borrowings. The FHLB is also an important source of wholesale funding for BancGroup. As of March 31, 2009, the lendable collateral value pledged to the FHLB amounted to $3.4 billion. To provide both capital and long-term funding, BancGroup has previously issued REIT preferred securities, subordinated debentures, subordinated notes, junior subordinated debt and common stock and has utilized brokered time deposits. During the first quarter of 2009, $80.7 million of long-term debt matured or was extinguished early, leaving only $1.2 million of capital leases with principal repayments for the remainder of the year. See the Short-Term Borrowings and Long-Term Debt sections of Management’s Discussion and Analysis, and Note 11, Short-Term Borrowings, and Note 12, Long-Term Debt, for additional information.

In response to the significant market and economic uncertainty in the United States, and particularly in portions of Colonial’s geographic footprint, Colonial maintained cash and cash equivalents of approximately $2.5 billion at March 31, 2009, up from $2.0 billion as of December 31, 2008. As of March 31, 2009, Colonial held $1.3 billion at the Federal Reserve and $520.5 million at the FHLB. See the Cash and Cash Equivalents section of Management’s Discussion and Analysis for additional information.

Colonial has approximately $3.3 billion in outstanding securities, most of which are debt securities. Approximately 98.5% of these securities are either government sponsored or have an investment grade rating. See the Securities section of Management’s Discussion and Analysis, and Note 5, Securities, for additional information.

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

CAPITAL MANAGEMENT

Capital Adequacy and Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with all regulatory requirements. Management’s strategy to achieve these goals is to suspend payment of dividends on common stock and to increase capital through one or more strategies, including the completion of the proposed stock sale outlined in the definitive agreement to private equity investors to facilitate the satisfaction of the capital raising condition for the Company to issue all or a portion of the allowable TARP preferred stock.

The Federal Reserve Board has issued guidelines identifying minimum Tier I leverage ratios relative to total assets and minimum capital ratios relative to risk-adjusted assets. Generally, the minimum leverage ratio required for a bank holding company is 4%. The minimum risk-based capital ratios established by the Federal Reserve are 4% for Tier I and 8% for total capital. Higher capital ratios may be required by the Federal Reserve if warranted by the circumstance or risk profile. As discussed in Note 19, Regulatory Matters and Restrictions, Colonial Bank entered into an informal MOU to increase its Tier I Leverage Ratio to 8% and its Total Risk-Based Capital Ratio to 12% by March 31, 2009. Colonial Bank was not in compliance with the required capital levels at March 31, 2009. BancGroup and Colonial Bank’s actual capital ratios and BancGroup’s components of capital and risk adjusted asset information (subject to regulatory review) are stated below:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
BancGroup’s Risk-Based Capital:
Colonial BancGroup shareholders’ equity	$1,283,367	$1,344,978
Unrealized losses on securities available-for-sale	196,734	310,015
Net impact of actuarial losses/gains	14,346	12,375
Qualifying noncontrolling interests in consolidated subsidiaries	293,423	293,373
Qualifying trust preferred securities	105,000	105,000
Intangible assets (net of allowed deferred taxes)	(436,635)	(466,222)
Disallowed deferred tax assets	(178,535)	(63,715)
Other adjustments	(830)	(986)

Tier I Capital	1,276,870	1,534,818

Allowable loan loss and unfunded commitment reserves	220,784	224,955
Subordinated debt	516,437	544,679

45% of net unrealized gains on equity securities available-for-sale	3	5

Tier II Capital	737,224	769,639

Total Capital	$2,014,094	$2,304,457

Risk-Adjusted Assets	$17,430,492	$17,893,357
Quarterly Average Assets (for regulatory purposes)	$25,434,629	$26,006,943
BancGroup’s Capital Ratios:
Tier I Leverage Ratio	5.02%	5.90%
Tier I Risk-Based Capital Ratio	7.33%	8.58%
Total Risk-Based Capital Ratio	11.56%	12.88%
Colonial Bank’s Capital Ratios:
Tier I Leverage Ratio	5.54%	6.03%
Tier I Risk-Based Capital Ratio	8.02%	8.54%
Total Risk-Based Capital Ratio	10.78%	11.37%

Definitive Agreement

On March 31, 2009, BancGroup signed a definitive agreement with investors led by TBW (collectively referred to as the “Investors”) for a $300 million equity investment in Colonial. The closing of the investment is subject to certain conditions being met and the approval of the bank regulatory authorities. The definitive agreement was included as Exhibit 10.1 in Colonial’s Current Report on Form 8-K dated April 1, 2009. On April 30, 2009, the definitive agreement was amended to allow for the due diligence, superior offer and joinder periods to be extended to May 22, 2009 and for the financing contingency to be removed from the conditions to closing. The amendment and proforma definitive agreement were included as Exhibits 10.1 and 10.2, respectively, in Colonial’s Current Report of Form 8-K dated May 4, 2009.

Consummation of the transaction is subject to, among others, the following conditions;

(i)	receipt by Colonial of satisfactory confirmation and final approval that the U.S. Treasury Department will purchase shares of preferred stock and warrants pursuant to the Capital Purchase Program equal to 3% of Colonial’s risk weighed assets;

(ii)	receipt of all required regulatory approvals including approval to convert Colonial Bank to a federal savings and loan association;

(iii)	resolution satisfactory to TBW of the Regulation W requirements; and

(iv)	Investors’ completion of due diligence review by May 22, 2009 and execution of a joinder to the agreement by all members of the investor group by that date.

There can be no assurance that the transaction will be consummated or when the transaction will occur.

FAIR VALUE MEASUREMENT

Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. A portion of BancGroup’s assets and liabilities are measured at fair value on a recurring basis, including securities available for sale, loans held for sale for which BancGroup has elected the fair value option, and derivative assets and liabilities. Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. In the absence of quoted market prices, management determines the fair value of BancGroup’s assets and liabilities using models which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. The Company’s process used in determining fair values is more fully described in Note 4, Fair Value Measurements.

At March 31, 2009, $5.7 billion, or 21.6%, of BancGroup’s total assets were measured at fair value on a recurring basis. Approximately 77.8% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2009, $52.9 million, or 0.2%, of BancGroup’s total liabilities were measured at fair value on a recurring basis. Approximately 2.1% of these liabilities were classified as Level 1 or Level 2 within the fair value hierarchy.

At March 31, 2009, $445 million, or 1.7%, of BancGroup’s total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At March 31, 2009, there were no liabilities measured at fair value on a nonrecurring basis.

Level 3 assets measured at fair value on a recurring basis were 22.2% of total assets measured at fair value and 4.8% of total assets at March 31, 2009. Level 3 liabilities measured at fair value on a recurring basis were 97.9% of total liabilities measured at fair value and 0.2% of total liabilities at March 31, 2009.

Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 include the following: the Company’s call options related to short-term participations in loans held for sale, interest rate lock commitments and the related forward sales commitments, and non-agency mortgage-backed securities. For further discussion on Level 3 instruments, see Note 4, Fair Value Measurements.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—

BancGroup and its subsidiaries are, from time to time, defendants in legal actions arising from normal business activities. During the first quarter of 2009, BancGroup, certain officers and directors were named as defendants in purported class action lawsuits filed in the U.S. District Court for the Middle District of Alabama alleging violations of federal securities laws. The class action lawsuits seek unspecified compensatory damages (including interest), costs, expenses, and injunctive relief. The lead plaintiff and class counsel have not been selected. There are a total of seven purported securities class action lawsuits. The Federal District Court has ordered the consolidation of the class action cases combining the classes with a shorter class period, December 2, 2008 to January 27, 2009, with the classes having a longer class period, January 23, 2008 to January 27, 2009.

During the first quarter of 2009, BancGroup received notice of three shareholder derivative suits filed in the United States District Court for the Middle District of Alabama and in the Circuit Court of Montgomery County, Alabama, seeking to recover damages caused to the Company by its officers and directors. BancGroup’s directors and senior officers are alleged to have breached their fiduciary obligations to the Corporation in connection with the Company’s participation in the U.S. Treasury Department’s TARP program, risk oversight and inadequate supervision of Colonial’s credit risk and loan loss reserves.

Because these lawsuits were recently filed and there are significant uncertainties involved in any potential class action litigation or derivative action, management is unable to predict the outcome of the purported class actions or derivative lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. BancGroup and its directors and officers intend to vigorously defend each of the lawsuits.

In the opinion of BancGroup, including review and consultation with outside legal counsel, the outcome of all other litigation presently pending is not anticipated to have a material adverse effect on BancGroup’s consolidated financial statements or results of operations.

See Note 8, Commitments and Contingent Liabilities, in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 1A.	Risk Factors

We may not consummate the transaction with the prospective investors to raise the additional $300 million of capital as required by the U.S. Treasury Department to participate in the Capital Purchase Program (TARP).

On March 31, 2009, BancGroup signed a definitive agreement with investors led by Taylor, Bean & Whitaker Mortgage Corp. for a $300 million equity investment in Colonial. The agreement was amended on April 30, 2009. The potential investment by the Investors is subject to several conditions, including approval by the NYSE of Colonial’s reliance on the “financial viability exception”, receipt of proceeds from the TARP Capital Purchase Program and receipt of all required regulatory approvals, all of which may be beyond Colonial’s control. Accordingly, there can be no assurance that the transaction will be consummated or when the transaction will occur.

The holding company and Colonial Bank are subject to heightened regulatory scrutiny and oversight.

Due to their current condition and results of operations, BancGroup and Colonial Bank are operating under heightened regulatory scrutiny and have been and will be taking steps which are expected to improve their asset quality and capital. Colonial Bank entered into an informal Memorandum of Understanding with the FDIC and the Alabama State Banking Department on December 15, 2008, and BancGroup entered into an informal Memorandum of Understanding with the Federal Reserve Bank of Atlanta on January 21, 2009, addressing, among other items, management of asset quality and increased capital for Colonial Bank. Colonial Bank has agreed to increase its Tier I Leverage Ratio to 8% and its Total Risk-Based Capital Ratio to 12% by March 31, 2009 and to improve asset quality by dates beginning June 30, 2009. Colonial Bank was not in compliance with the required capital levels at March 31, 2009. While management is attempting to comply with the terms of the MOU, failure to do so may result in the consequences described in the following paragraph. Colonial Bank may not pay dividends on its common stock owned by BancGroup without the prior written consent of the FDIC and the Alabama State Banking Department. BancGroup has agreed to use its resources to support Colonial Bank. BancGroup will not pay dividends on its common or preferred stock, purchase or redeem treasury stock, or incur additional debt or refinance existing debt without prior written consent of the Federal Reserve and the Alabama State Banking Department. Additionally, if BancGroup receives the U.S. Treasury Department’s Capital Purchase Program funds, it will be required to receive approval from the U.S. Treasury Department prior to the payment of any dividend on common stock or the repurchase of any common stock so long as any securities issued under such program remain outstanding. These matters are a major focus of the attention and efforts of the Board of Directors and management.

Failure to adequately address the regulatory concerns in these informal memoranda may result in actions by the banking regulators against BancGroup and/or Colonial Bank such as the imposition of a written agreement or a cease and desist order pursuant to Section 8 of the FDIC Act. Such actions could preclude Colonial Bank from being considered well capitalized and/or impose other restrictions or prohibitions of certain activities by BancGroup or Colonial Bank. If Colonial Bank were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring Colonial Bank to an acceptable capital category, and its failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of Colonial Bank’s net assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Issuer purchases of equity securities—N/A

Item 3.	Defaults Upon Senior Securities—N/A

Item 4.	Submission of Matters to a Vote of Security Holders—N/A

Item 5.	Other Information—N/A

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
10.1	Definitive agreement between The Colonial BancGroup, Inc. and investors led by Taylor, Bean & Whitaker Mortgage Corp., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 1, 2009, and incorporated herein by reference.

10.2	Amendment to Stock Purchase Agreement by and among The Colonial BancGroup, Inc. and Purchasers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 4, 2009, and incorporated herein by reference.

10.3	Stock Purchase Agreement updated to show marked changes made by the Amendment, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 4, 2009, and incorporated herein by reference.

10.4	Amendment to The Colonial BancGroup, Inc. 401(k) Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 6, 2009, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer.

32.1	Rule 13a-14(b) Certifications of the Chief Executive Officer.

32.2	Rule 13a-14(b) Certifications of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montgomery, Alabama, on the 8th day of May, 2009.

THE COLONIAL BANCGROUP, INC.

By:	/s/ SARAH H. MOORE
Sarah H. Moore Chief Financial Officer